Form 10-Q
period 1996-06-29
UNIVERSAL FOREST PRODUCTS INC
filed 1996-08-12
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

                         Commission File Number 0-22684


                        UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


               Michigan                                  38-1465835
   ---------------------------------------------  ---------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)


   2801 East Beltline NE, Grand Rapids, Michigan           49505
   ---------------------------------------------  ---------------------------
   (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code (616) 364-6161


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class              Outstanding as of August 1, 1996
          --------------------------  --------------------------------
          Common stock, no par value         17,039,020

                                    INDEX


                                                                        PAGE NO.


PART I.    FINANCIAL INFORMATION.

  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets at June 29, 1996
             and December 30, 1995.                                           3

           Consolidated Condensed Statements of Earnings for the Three and
             Six Months Ended June 29, 1996 and July 1, 1995.                 4

           Consolidated Condensed Statements of Cash Flows for the Six
             Months Ended June 29, 1996 and July 1, 1995.                     5

           Notes to Consolidated Condensed Financial Statements.             6-7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                           8-13

           Forward-Looking Statements and Risk Factors.                      14


PART II.   OTHER INFORMATION.

  Item 1.  Legal Proceedings - NONE.

  Item 2.  Changes in Securities - NONE.

  Item 3.  Defaults Upon Senior Securities - NONE.

  Item 4.  Submission of Matters to a Vote of Security Holders.               15

  Item 5.  Other Information - NONE.

  Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibit Index                                                  17

           (b) No reports were filed on Form 8-K during the six months ended June 29, 1996.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                                                     June 29,    December 30,
                                                                                      1996         1995
                                                                                   ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    126,644   $ 21,471,821
  Accounts receivable............................................................    61,548,339     24,569,330
  Inventories:
    Raw materials................................................................    26,533,010     22,409,785
    Finished goods...............................................................    51,505,254     43,501,348
  Prepaid income taxes...........................................................                      810,666
  Other current assets...........................................................     3,415,408      3,566,812
                                                                                   ------------   ------------
         TOTAL CURRENT ASSETS....................................................   143,128,655    116,329,762

OTHER ASSETS.....................................................................     5,320,264      4,041,369

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost.........................................    95,947,671     91,766,778
  Accumulated depreciation and amortization......................................   (40,213,848)   (36,481,076)
                                                                                   ------------   ------------
         PROPERTY, PLANT AND EQUIPMENT, NET......................................    55,733,823     55,285,702
                                                                                   ------------   ------------

                                                                                   $204,182,742   $175,656,833
                                                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................................   $32,146,610    $14,138,012
  Accrued liabilities:
    Compensation and benefits....................................................    13,641,622     14,572,566
    Income taxes.................................................................     2,398,563
    Other........................................................................     3,780,849      4,131,833
  Current portion of long-term debt
   and capital lease obligations ................................................     3,913,000      3,928,433
                                                                                   ------------   ------------
         TOTAL CURRENT LIABILITIES...............................................    55,880,644     36,770,844

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less current portion..............................................    50,564,275     52,455,513
OTHER LIABILITIES................................................................     4,142,631      2,991,622

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; shares authorized
    1,000,000; issued and outstanding, none
  Common stock, no par value; shares authorized
    25,000,000; issued and outstanding, 17,038,200
    and 17,041,496...............................................................    17,038,200     17,041,496
  Additional paid-in capital.....................................................    28,779,292     28,615,581
  Retained earnings..............................................................    49,106,320     39,525,149
  Foreign currency translation adjustment........................................      (656,093)      (997,549)
                                                                                   ------------   ------------
                                                                                     94,267,719     84,184,677
  Officers' stock notes receivable...............................................      (672,527)      (745,823)
                                                                                   ------------   ------------
                                                                                     93,595,192     83,438,854
                                                                                   ------------   ------------
                                                                                   $204,182,742   $175,656,833
                                                                                   ============   ============



See notes to consolidated condensed financial statements.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)



                                      Three Months Ended           Six Months Ended
                                 ---------------------------  --------------------------
                                   June 29,      July 1,       June 29,      July 1,
                                    1996          1995          1996          1995
                                 -------------  ------------  ------------  ------------

NET SALES .....................   $275,727,249  $235,436,944  $435,308,166  $410,424,751

COST OF GOODS SOLD ............    244,844,785   212,062,613   387,441,737   368,064,437
                                  ------------  ------------  ------------  ------------

GROSS PROFIT ..................     30,882,464    23,374,331    47,866,429    42,360,314

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES ......     16,350,916    13,498,165    28,136,479    25,419,524
                                  ------------  ------------  ------------  ------------

EARNINGS FROM OPERATIONS ......     14,531,548     9,876,166    19,729,950    16,940,790

OTHER INCOME (EXPENSE):
 Interest income ..............        119,504        94,238       289,679       154,303
 Interest expense .............     (1,017,646)   (1,246,069)   (2,045,691)   (2,620,562)
 Other, net ...................        142,976       178,695       201,262       409,479
                                  ------------  ------------  ------------  ------------
     TOTAL OTHER
     INCOME (EXPENSE) .........       (755,166)     (973,136)   (1,554,750)   (2,056,780)
                                  ------------  ------------  ------------  ------------

EARNINGS BEFORE INCOME TAXES ..     13,776,382     8,903,030    18,175,200    14,884,010

INCOME TAXES ..................      5,579,000     3,602,000     7,361,000     6,066,000
                                  ------------  ------------  ------------  ------------

NET EARNINGS ..................   $  8,197,382   $ 5,301,030  $ 10,814,200  $  8,818,010
                                  ============  ============  ============  ============

EARNINGS PER SHARE ............   $        .46   $       .30  $        .61  $        .50

WEIGHTED AVERAGE SHARES
 OUTSTANDING ..................     17,658,000    17,565,000    17,663,000    17,563,000



See notes to consolidated condensed financial statements.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                              Six Months Ended
                                                        -----------------------------
                                                          June 29,         July 1,
                                                           1996             1995
                                                        --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .........................................    $ 10,814,200    $ 8,818,010
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Depreciation and amortization ......................       4,109,978      3,276,559
  Stock Gift Program expense .........................           1,764
  Loss (gain) on disposal of property, plant
   and equipment .....................................             613       (156,809)
  Change in:
   Accounts receivable ...............................     (36,637,552)   (17,080,621)
   Inventories .......................................     (12,127,131)    11,008,292
   Other..............................................         (80,756)        (5,851)
   Accounts payable ..................................      18,008,597      7,817,382
   Accrued liabilities ...............................       1,927,298      2,164,000
                                                          ------------    -----------
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES ............................     (13,982,989)    15,840,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable .......................         177,571        256,174
Purchases of property, plant and equipment ...........      (4,549,359)    (9,205,396)
Proceeds from sale of property, plant and equipment ..          49,770        489,487
                                                          ------------    -----------
     NET CASH USED IN INVESTING ACTIVITIES ...........      (4,322,018)    (8,459,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of notes payable ......................                     (1,600,000)
Proceeds from issuance of common stock ...............         258,652
Cash dividends paid to shareholders ..................        (511,146)      (426,012)
Repayment of long-term debt ..........................      (1,965,794)    (2,174,028)
Repurchase of common stock ...........................        (821,882)
                                                          --------------  -----------
     NET CASH USED IN FINANCING ACTIVITIES ...........      (3,040,170)    (4,200,040)
                                                          --------------  -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ....................................     (21,345,177)     3,181,187

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD ...........................................      21,471,821        103,355
                                                          --------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............    $    126,644    $ 3,284,542
                                                          ============    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ...........................................    $  3,035,330    $ 2,663,000
  Income taxes .......................................       4,151,771      4,711,000

NONCASH INVESTING ACTIVITIES:
Equipment acquired through long-term debt ............    $     59,000



See notes to consolidated condensed financial statements.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JUNE 29, 1996



A. BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned subsidiaries (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

   In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

   Certain reclassifications have been made in the Consolidated Condensed Statements of Earnings for the 1995 periods presented to conform to the classifications used in 1996.


B. EARNINGS PER COMMON SHARE

   Earnings per common share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented, giving effect to options granted in 1989 and 1993, utilizing the "treasury stock" method. Primary and fully-diluted earnings per common share were not materially different during the periods presented. Weighted average shares outstanding are as follows:


                                         Three Months Ended      Six Months Ended
                                        ----------------------  ----------------------
                                         June 29,    July 1,     June 29,    July 1,
                                          1996        1995        1996        1995
                                        ----------  ----------  ----------  ----------
Issued and outstanding ...............  17,020,000  17,040,000  17,021,000  17,040,000
Effect of stock options ..............     638,000     525,000     642,000     523,000
                                        ----------  ----------  ----------  ----------
Weighted average shares outstanding ..  17,658,000  17,565,000  17,663,000  17,563,000
                                        ==========  ==========  ==========  ==========



C. NON-COMPETE

   In February 1996, the Company entered into a consulting and non-compete agreement with one of its former officers. Included in the agreement are conditions that the former officer provide certain

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 29, 1996 - CONTINUED



   consulting services and agree not to compete with the Company for a period of eleven years. In consideration for these services and agreement not to compete, the Company agreed to make payments to the officer as follows:


        1996 .....................  $  325,000
        1997 .....................     450,000
        1998 .....................     350,000
        1999 .....................     100,000
                                    ----------
                                    $1,225,000
                                    ==========

   The Company recorded the present value of this obligation to "Other Assets" and "Other Liabilities," based on an imputed interest rate of 8% per annum. Amortization of the asset is computed on a straight-line basis over the eleven year non-compete period. In March 1996, the $325,000 obligation listed above was paid.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



       FINANCIAL IMPACT OF FLUCTUATIONS IN LUMBER PRICES AND SEASONALITY

The Company experiences significant fluctuations in the cost of lumber products from primary producers. The table below highlights such fluctuations for the six months ended June 29, 1996 and July 1, 1995. A variety of factors over which the Company has no control, including environmental regulations, weather conditions, and natural disasters, impact the cost of lumber products. The Company anticipates that these fluctuations will continue in the future.

The following table presents the Random Lengths framing lumber composite price. The composite price is a weighted average of nine key framing lumber prices chosen from major producing areas and species. The composite price is designed as a broad measure of price movement in the commodity lumber market ("Lumber Market"). The effects of the Lumber Market on the Company's results of operations are discussed below under the captions "Net Sales" and "Cost of Goods Sold and Gross Profit." Depending on the extent of the fluctuation, the type of product and other factors, it could take up to a month for a fluctuation in the Lumber Market to be reflected in the Company's selling prices.


                                      Random Lengths
                                      Average $/MBF
                                      ----------------
                                         1996     1995
                                      -------  -------
              January .............    $ 329    $ 379
              February ............      347      383
              March ...............      353      358
              April ...............      374      335
              May .................      420      313
              June ................      409      292


The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's products is highest during the period of April to August. Accordingly, the Company's sales tend to be greater during its second and third quarters. To support this sales peak, the Company builds its inventory of finished goods throughout the winter and spring. Therefore, quantities of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and fourth quarters. Although the Company maintains unique supply programs with vendors which have greatly reduced its inventory levels compared to historical averages, this seasonal requirement still exists. As a result, the Company has some exposure related to sharp declines in the Lumber Market during its primary selling season. Beginning in 1995, the Company took the following steps to decrease its exposure:

- - Negotiated unique supply programs with vendors. These programs have substantially reduced the Company's inventory quantities, and include those materials which are most susceptible to adverse changes in the Lumber Market.
- - Instituted inventory management initiatives to accelerate the throughput of material in its plants and reduce the average supply of inventory.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED




- - Set a goal of improving its sales mix by selling more value-added products in relationship to total sales. Value-added products are less susceptible to the adverse effects a decline in the Lumber Market can have on the Company's profitability. See further discussion under the caption "Net Sales."


                             RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Condensed Statements of Earnings as a percentage of net sales.


                                                 Three Months Ended    Six Months Ended
                                                 --------------------  ------------------
                                                  June 29,    July 1,  June 29,   July 1,
                                                   1996       1995      1996      1995
                                                 ---------  ---------  --------  --------

Net sales .....................................      100.0%     100.0%    100.0%    100.0%
Cost of goods sold ............................       88.8       90.1      89.0      89.7
                                                 ---------  ---------  --------  --------

Gross profit ..................................       11.2        9.9      11.0      10.3
Selling, general and administrative expenses ..        5.9        5.7       6.5       6.2
                                                 ---------  ---------  --------  --------

Earnings from operations ......................        5.3        4.2       4.5       4.1
Other expense, net ............................        0.3        0.4       0.3       0.5
                                                 ---------  ---------  --------  --------

Earnings before income taxes ..................        5.0        3.8       4.2       3.6
Income taxes ..................................        2.0        1.5       1.7       1.5
                                                 ---------  ---------  --------  --------

Net earnings ..................................        3.0%       2.3%      2.5%      2.1%
                                                 =========  =========  ========  ========


NET SALES

Net sales in the second quarter of 1996 increased $40 million, or 17%, primarily due to the overall Lumber Market (see Random Lengths table) which increased 28% compared to the same period of 1995, combined with an increase in unit sales to the do-it-yourself (DIY) and manufactured housing (MH) markets. Net sales in the first six months of 1996 increased $25 million, or 6%, compared to the same period of 1995.

The Company's ratio of value-added product sales to total sales was over 32.0% in the second quarter of 1996 and 1995. Comparing the first six months of 1996 with the same period of 1995, this ratio increased to 33.3% from 32.5%. Value-added products consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM), and YardLine(TM) trade names, trusses sold to the MH market, and products sold to the industrial market. A long-term goal of the Company is to achieve a ratio of value-added product sales to total sales of 50%.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED




The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.


                               Three Months Ended                     Six Months Ended
                         ----------------------------------  ----------------------------------
                          June 29,         July 1,           June 29,           July 1,
Market Classification      1996        %     1995      %       1996      %       1995      %
- -----------------------  --------  ------  --------  ------  --------  ------  --------  ------
Do-It-Yourself ........  $163,617    59.3% $138,424    58.8% $234,631    53.9% $216,294    52.7%
Manufactured Housing ..    81,619    29.6    70,679    30.0   148,005    34.0   143,649    35.0
Wholesale Lumber ......    17,313     6.3    14,724     6.3    29,601     6.8    27,498     6.7
Industrial ............    13,178     4.8    11,610     4.9    23,071     5.3    22,984     5.6
                         --------  ------  --------  ------  --------  ------  --------  ------
                         $275,727   100.0% $235,437   100.0% $435,308   100.0% $410,425   100.0%
                         ========  ======  ========  ======  ========  ======  ========  ======


Do-It-Yourself (DIY):

Net sales to the DIY market increased approximately $25 million, or 18%, in the second quarter of 1996 compared to the same period of 1995, primarily due to an increase in the Lumber Market which substantially increased the overall selling prices of the Company's commodity-based products. In addition, overall unit sales to this market were up in the second quarter due to harsh winter weather which delayed consumer demand for the Company's products until late spring.
Net sales in the first six months of 1996 increased approximately $18 million, or 8%, compared to the same period of 1995.

The Company's ratio of value-added product sales to total sales to this market was 33.0% in the second quarter of 1996 and 1995. In the first six months of 1996 this ratio increased to 34.4% from 33.9% in the same period of 1995. The improvement for the first six months was driven by an increase in sales of fencing products, the Company's highest margin product supplied to the DIY market, which were up approximately 19% for the year to date.

Manufactured Housing (MH):

Net sales to the MH market increased approximately $11 million, or 15%, in the second quarter of 1996 compared to 1995 due primarily to an increase in unit sales to this market. The effect of the higher Lumber Market on selling prices in the second quarter was substantially offset by increased competition in certain geographic areas, forcing selling prices down. Net sales in the first six months of 1996 increased approximately $4 million, or 3%, compared to the same period of 1995. In its May 1996 report, the Manufactured Housing Institute reported an 11% increase in year-to-date industry shipments of manufactured homes.

The Company's ratio of value-added product sales to total sales to this market was 28.0% in the second quarter and first six months of 1996 and 1995.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED






Wholesale:

Net sales to the wholesale lumber market increased approximately $2.5 million, or 17%, in the second quarter of 1996 compared to the same period of 1995 due to the effect of the higher Lumber Market. Net sales in the first six months of 1996 increased approximately $2.1 million, or 8%, compared to the same period of 1995. The Company does not expect unit sales to this market to increase in the foreseeable future as a result of its goal to increase its ratio of value-added product sales to total sales.

Industrial:

Net sales to the industrial market increased approximately $1.5 million, or 14%, in the second quarter of 1996 compared to the same period of 1995, while year-to-date sales to this market have remained flat comparing 1996 with 1995. The Company plans to grow its sales to this market in the future through strategic acquisitions.


COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales increased to 11.2% in the second quarter of 1996 compared to 9.9% in the same period of 1995. This increase is primarily due to trends in the Lumber Market which increased overall selling prices and enhanced the Company's ability to cover fixed manufacturing costs, and the Company's efforts to improve production efficiency. In addition, increased competition in the MH market slightly impacted the Company's margins, offsetting some of the positive effects of the Lumber Market trend. Gross profit as a percentage of net sales increased to 11.0% for the first six months of 1996 compared to 10.3% for the same period of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased $2.9 million and $2.7 million, or 21% and 11%, respectively, comparing the second quarter and first six months of 1996 and 1995, respectively. Such increases are primarily due to increases in accrued incentive compensation expenses related to profitability and certain variable expenses related to sales.

OTHER EXPENSE, NET

Other expense, net is primarily comprised of interest expense. Net interest costs (interest expense less interest income) decreased by over $250,000 and $710,000, or 22% and 29%, respectively, comparing the second quarter and first six months of 1996 and 1995, respectively. These decreases are due to the Company's continued improvement in working capital management (see "Liquidity and Capital Resources"). These practices helped the Company avoid borrowing on its lines of credit and maintain a significant cash position for the majority of the period despite seasonal constraints.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED




INCOME TAXES

The Company's effective tax rate in the second quarter and first six months of 1996 and 1995 ranges from 40.50% to 40.75%. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local income taxes and are not expected to increase significantly in the foreseeable future.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of 1996 was $14 million compared with $16 million provided by operations in the same period of 1995. The $30 million decrease is due primarily to the timing of cash receipts from customers, and the trend in the Lumber Market increasing the cost of lumber, and consequently, the Company's investment in inventory at the end of the quarter. Trade receivables tend to be at their highest levels during the month of June due to the Company's peak selling season. The Company expects to generate significant cash flows from operations in the third quarter of 1996 as existing receivables and inventory are collected and sold.

The Company continues to improve its working capital management practices, evidenced by a 25% decrease in its cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) comparing the first six months of 1996 with the same period of 1995. This improvement, along with the Company's strong cash position at the beginning of the year, allowed it to avoid borrowing on its lines of credit during the period, leaving $116 million available on its revolving credit facilities at June 29, 1996.

Capital expenditures totaled almost $4.5 million in the first six months of 1996 as the Company remains on pace to spend approximately $10 to $12 million for the year to upgrade its machinery and equipment and information systems. In addition, the Company is currently investigating strategic acquisitions. The Company's current plan involves pursuing acquisitions in the following markets:

- - Manufacturers of commercial and residential trusses.
- - Manufacturers of industrial packaging products.
- - Truss manufacturers which supply the MH market.
- - Low cost treating operations which supply the DIY market.

The Company may finance any potential future acquisition using its cash reserves or credit facilities, through an issuance of common stock or a combination of the above.

Cash flows from financing activities in the first six months of 1996 consisted of repayments on long-term debt, repurchases of common stock, proceeds from the issuance of common stock and dividends paid to shareholders at a rate of $.03 per common share. In January 1996, the Company repurchased 100,000 shares of its common stock for an amount totaling approximately $822,000. Management is authorized to repurchase an additional 900,000 common shares under its current stock repurchase program. While the Company has no current obligation to buy back additional shares, it will continue to evaluate market

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



conditions and alternative uses of its cash to determine when it will make repurchases. In February and April 1996, one former officer and seven current officers of the Company exercised options to purchase 95,000 shares of common stock for an amount totaling approximately $247,000.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of remedial actions when situations requiring such action arise. The Company owns and operates sixteen facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, the Company may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Remediation and/or site assessment activities are currently being conducted at the Company's Granger Indiana; Union City, Georgia; Stockertown, Pennsylvania; Elizabeth City, North Carolina; and North East, Maryland treatment facilities.

The Company has accrued, in current liabilities, amounts totaling $2.6 million and $2.8 million at June 29, 1996 and December 30, 1995, respectively, representing the estimated costs to complete remediation efforts currently in process. The Company believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS



From time to time the Company may make certain statements which are considered forward-looking. Statements regarding future performance are contingent on a variety of risk factors which may impact the Company's ability to meet its projections. In addition to the other risks contained herein, the risk factors described below may negatively impact future financial results, and should be considered when evaluating forward-looking statements made by the Company.

Competition:

The Company is subject to competitive selling and pricing pressures in its major markets. While the company is generally aware of its existing competitors' capabilities, it is subject to entry in its markets by new competitors, which could negatively impact financial results.

Market Growth:

The Company's projections may be based on certain growth assumptions for the overall markets which it serves. If the Company's markets do not maintain anticipated growth projections, or if the Company fails to maintain its market share, financial results could be impaired.

Government Regulations:

The Company is subject to a substantial amount of existing government regulations which create a burden on the Company. Should the Company become subject to additional laws and regulations enacted in the future, it could have an adverse affect on the Company's financial results.

Lumber Market Volatility:

As previously stated, the Company experiences significant fluctuations in the cost of lumber products from primary producers. While the Company attempts to minimize its risk from severe price fluctuations, substantial, rapid changes in lumber prices can affect the Company's financial results.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                         PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

The following matter was voted upon at the Company's Annual Meeting of Shareholders on April 24, 1996.

Election of the following Directors for three year terms expiring in 1999:


                                                              For      Withheld
                                                          ----------  ----------

                Louis A. Smith                            12,283,901      10,500
                John C. Canepa                            11,285,693   1,008,708

Other Directors whose terms of office continued after the meeting are as follows:

               Peter F. Secchia
               William G. Currie
               Philip M. Novell
               Richard M. DeVos
               John W. Garside

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES




                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UNIVERSAL FOREST PRODUCTS, INC.


Date: August 12, 1996           By:   /s/ William G. Currie
      ------------------------      -----------------------------------------
                                      William G. Currie
                                Its:  President and Chief Executive Officer



Date: August 12, 1996           By:   /s/ Elizabeth A. Bowman
      ------------------------      -----------------------------------------
                                      Elizabeth A. Bowman
                                Its:  Executive Vice President of Finance and
                                      Administration and Treasurer (Principal
                                      Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

   27             Financial Data Schedule