Form 10-Q
period 1996-09-28
UNIVERSAL FOREST PRODUCTS INC
filed 1996-11-08
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684


                        UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Michigan                                           38-1465835
----------------------------------                   --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


2801 East Beltline NE, Grand Rapids, Michigan                    49505
---------------------------------------------                 ------------
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code (616) 364-6161


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                            Outstanding as of November 1, 1996
---------------------------------            ----------------------------------
   Common stock, no par value                             17,040,442

                                     INDEX


                                                                                     PAGE NO.
                                                                                     --------
PART I.         FINANCIAL INFORMATION.

    Item 1.     Financial Statements:

                Consolidated Condensed Balance Sheets at September 28, 1996
                    and December 30, 1995.                                              3

                Consolidated Condensed Statements of Earnings for the Three and
                    Nine Months Ended September 28, 1996 and September 30, 1995.        4

                Consolidated Condensed Statements of Cash Flows for the Nine
                    Months Ended September 28, 1996 and September 30, 1995.             5

                Notes to Consolidated Condensed Financial Statements.                  6-7

    Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                               8-16

                Forward-Looking Statements and Risk Factors.                           17


PART II.        OTHER INFORMATION.

    Item 1.     Legal Proceedings - NONE.

    Item 2.     Changes in Securities - NONE.

    Item 3.     Defaults Upon Senior Securities - NONE.

    Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

    Item 5.     Other Information - NONE.

    Item 6.     Exhibits and Reports on Form 8-K.

                (a)     Exhibit Index.                                                 19

                (b) No reports were filed on Form 8-K during the nine months ended September 28, 1996.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                     September 28,        December 30,
                                                                                         1996                 1995
                                                                                     -------------        ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,988,083         $ 21,471,821
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,954,997           24,569,330
    Inventories:
         Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,369,451           22,409,785
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,287,000           43,501,348
    Prepaid income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              810,666
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,697,836            3,566,812
                                                                                     ------------         ------------
             TOTAL CURRENT ASSETS   . . . . . . . . . . . . . . . . . . . . . . .     145,297,367          116,329,762

OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,025,418            4,041,369

PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost.   . . . . . . . . . . . . . . . . . .      98,094,339           91,766,778
    Accumulated depreciation and amortization   . . . . . . . . . . . . . . . . .     (41,996,529)         (36,481,076)
                                                                                     ------------         ------------
             PROPERTY, PLANT AND EQUIPMENT, NET   . . . . . . . . . . . . . . . .      56,097,810           55,285,702
                                                                                     ------------         ------------
                                                                                     $206,420,595         $175,656,833
                                                                                     ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 26,872,160         $ 14,138,012
    Accrued liabilities:
         Compensation and benefits  . . . . . . . . . . . . . . . . . . . . . . .      16,959,748           14,572,566
         Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,345,455
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,604,510            4,131,833
    Current portion of long-term debt
     and capital lease obligations  . . . . . . . . . . . . . . . . . . . . . . .       4,006,041            3,928,433
                                                                                     ------------         ------------
             TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . .      53,787,914           36,770,844

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion  . . . . . . . . . . . . . . . . . . . . . . .      50,206,536           52,455,513
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,169,806            2,991,622

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; shares authorized
     1,000,000; issued and outstanding, none
    Common stock, no par value; shares authorized
     25,000,000; issued & outstanding, 17,039,070
     and 17,041,496   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,039,070           17,041,496
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .      28,786,751           28,615,581
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53,898,508           39,525,149
    Foreign currency translation adjustment   . . . . . . . . . . . . . . . . . .        (799,346)            (997,549)
                                                                                     ------------         ------------
                                                                                       98,924,983           84,184,677
    Officers' stock notes receivable  . . . . . . . . . . . . . . . . . . . . . .        (668,644)            (745,823)
                                                                                     ------------         ------------
                                                                                       98,256,339           83,438,854
                                                                                     ------------         ------------
                                                                                     $206,420,595         $175,656,833
                                                                                     ============         ============

See notes to consolidated condensed financial statements.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                               ---------------------------------         ----------------------------------
                                               September 28,        September 30,        September 28,         September 30,
                                                   1996                 1995                 1996                  1995
                                               -------------        ------------         -------------         ------------
NET SALES       . . . . . . . . . . . . . .    $243,886,515         $188,801,286         $679,194,681          $599,226,037

COST OF GOODS SOLD  . . . . . . . . . . . .     221,922,934          170,966,527          609,364,671           539,030,964
                                               ------------         ------------         ------------          ------------

GROSS PROFIT    . . . . . . . . . . . . . .      21,963,581           17,834,759           69,830,010            60,195,073

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES   . . . . . . .      13,570,919           12,522,783           41,707,398            37,942,307
                                               ------------         ------------         ------------          ------------

EARNINGS FROM OPERATIONS  . . . . . . . . .       8,392,662            5,311,976           28,122,612            22,252,766

OTHER INCOME (EXPENSE):
    Interest income   . . . . . . . . . . .         334,761              562,366              624,440               716,669
    Interest expense  . . . . . . . . . . .        (996,151)          (1,006,206)          (3,041,842)           (3,626,768)
    Other, net  . . . . . . . . . . . . . .         294,914              319,472              496,176               728,951
                                               ------------         ------------         ------------          ------------
         TOTAL OTHER
         INCOME (EXPENSE) . . . . . . . . .        (366,476)            (124,368)          (1,921,226)           (2,181,148)
                                               ------------         ------------         ------------          ------------

EARNINGS BEFORE INCOME TAXES  . . . . . . .       8,026,186            5,187,608           26,201,386            20,071,618

INCOME TAXES  . . . . . . . . . . . . . . .       3,234,000            2,083,000           10,595,000             8,149,000
                                               ------------         ------------         ------------          ------------

NET EARNINGS  . . . . . . . . . . . . . . .    $  4,792,186         $  3,104,608         $ 15,606,386          $ 11,922,618
                                               ============         ============         ============          ============

EARNINGS PER SHARE  . . . . . . . . . . . .    $       0.27         $       0.18         $       0.88          $       0.68

WEIGHTED AVERAGE SHARES
    OUTSTANDING   . . . . . . . . . . . . .      17,776,000           17,711,000           17,701,000            17,618,000

See notes to consolidated condensed financial statements.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                     ---------------------------------
                                                                                     September 28,        September 30,
                                                                                        1996                  1995
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $15,606,386          $11,922,618
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .      6,176,595            5,100,264
    Stock Gift Program expense  . . . . . . . . . . . . . . . . . . . . . . . . .          2,656
    Gain on disposal of property, plant and equipment   . . . . . . . . . . . . .        (41,005)            (247,305)
    Changes in:
      Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .    (22,187,464)          (5,812,437)
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,745,319)          21,470,101
      Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (144,491)            (124,742)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,734,147            6,139,627
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,015,981            5,003,000
                                                                                     -----------          -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . . . . . . .      8,417,486           43,451,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections of notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .        210,276              334,822
Purchase of notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .       (164,085)
Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . . . .     (6,864,318)         (11,989,748)
Proceeds from sale of property, plant and equipment . . . . . . . . . . . . . . .        223,193            1,192,499
Payments for deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,859)                (259)
                                                                                     -----------          -----------
         NET CASH USED IN INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .     (6,603,793)         (10,462,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of notes payable . . . . . . . . . . . . . . . . . . . . . . . . .                          (1,600,000)
Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . .        266,089
Cash dividends paid to shareholders . . . . . . . . . . . . . . . . . . . . . . .       (511,146)            (426,012)
Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,230,492)          (2,708,769)
Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (821,882)
                                                                                     -----------          -----------
    NET CASH USED IN FINANCING ACTIVITIES   . . . . . . . . . . . . . . . . . . .     (3,297,431)          (4,734,781)
                                                                                     -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . .     (1,483,738)          28,253,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . .     21,471,821              103,355
                                                                                     -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . .    $19,988,083          $28,357,014
                                                                                     ===========          ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,208,167          $ 2,895,387
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,438,879            6,884,254

NONCASH INVESTING ACTIVITIES:
Equipment acquired with long term debt  . . . . . . . . . . . . . . . . . . . . .    $    59,000
Real estate received in lieu of note receivable . . . . . . . . . . . . . . . . .        347,000

See notes to consolidated condensed financial statements.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1996


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

    Certain reclassifications have been made in the Consolidated Condensed statements of Earnings for the 1995 periods presented to conform to the classifications in 1996.

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

                                                        Three Months Ended                   Nine Months Ended
                                                   --------------------------------   --------------------------------
                                                   September 28,    September 30,     September 28,    September 30,
                                                         1996             1995              1996             1995
                                                   ---------------  ---------------   ---------------  ---------------
    Issued and outstanding  . . . . . . . . . .      17,039,000       17,041,000        17,027,000       17,040,000
    Effect of stock options   . . . . . . . . .         737,000          670,000           674,000          578,000
                                                     ----------       ----------        ----------       ----------
    Weighted average shares outstanding   . . .      17,776,000       17,711,000        17,701,000       17,618,000
                                                     ==========       ==========        ==========       ==========

C.  NON-COMPETE

    In February 1996, the Company entered into a consulting and non-compete agreement with one of its former officers. Included in the agreement are conditions that the former officer provide certain consulting services and agree not to compete with the Company for a period of eleven years. In

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 28, 1996 - CONTINUED


    consideration for these services and agreement not to compete, the Company agreed to make payments to the officer as follows:

             1996   . . . . . . . . . . . . . . .       $  325,000
             1997   . . . . . . . . . . . . . . .          450,000
             1998   . . . . . . . . . . . . . . .          350,000
             1999   . . . . . . . . . . . . . . .          100,000
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

D.  ACQUISITION

    Effective October 1, 1996, the Company acquired certain assets of Hi-Tek Forest Products, Inc. for an amount totaling approximately $10,908,000 and assumed accounts payable totaling approximately $495,000 (the
    "Acquisition"). The aggregate purchase price, funded through the Company's cash reserves, consists of the following amounts:

         Account receivable . . . . . . . . . . .      $ 2,116,000
         Inventory  . . . . . . . . . . . . . . .        3,066,000
         Property, plant and equipment  . . . . .        3,601,000
         Accounts payable . . . . . . . . . . . .         (495,000)
         Non-compete agreement  . . . . . . . . .        2,125,000
                                                       -----------
                                                       $10,413,000
                                                       ===========

    The non-compete agreement spans a five year time period and covers the geographic regions in which the acquired plants operate. The acquired operations are located in Bend, Oregon; Boise, Idaho; and Corona, California.

    The Acquisition has been accounted for as a purchase; accordingly, the aggregate purchase price has been allocated to assets acquired and accounts payable assumed, based on their relative fair market values, subsequent to the balance sheet date.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



       FINANCIAL IMPACT OF FLUCTUATIONS IN LUMBER PRICES AND SEASONALITY

The Company experiences significant fluctuations in the cost of lumber products from primary producers. The table below highlights such fluctuations for the nine months ended September 28, 1996 and September 30, 1995. A variety of factors over which the Company has no control, including environmental regulations, weather conditions, and natural disasters, impact the cost of lumber products. The Company anticipates that these fluctuations will continue in the future.

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

                                                     Random Lengths
                                                      Average $/MBF
                                                     ---------------
                                                     1996       1995
                                                     ----       ----
                 January  . . . . . . . . . . .      $329       $379
                 February . . . . . . . . . . .       347        383
                 March  . . . . . . . . . . . .       353        358
                 April  . . . . . . . . . . . .       374        335
                 May  . . . . . . . . . . . . .       420        313
                 June . . . . . . . . . . . . .       409        292
                 July . . . . . . . . . . . . .       402        328
                 August . . . . . . . . . . . .       443        330
                 September  . . . . . . . . . .       443        346

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

                                                        Three Months Ended                   Nine Months Ended
                                                -----------------------------------   --------------------------------
                                                 September 28,      September 30,      September 28,      September 30,
                                                      1996               1995               1996              1995
                                                ---------------    ----------------   ----------------   --------------
Net sales . . . . . . . . . . . . . . . . .          100.0%             100.0%              100.0%             100.0%
Cost of goods sold  . . . . . . . . . . . .           91.0               90.6                89.7               89.9
                                                     -------            -------             -------            -------

Gross profit  . . . . . . . . . . . . . . .            9.0                9.4                10.3               10.1
Selling, general and administrative
  expenses  . . . . . . . . . . . . . . . .            5.6                6.6                 6.1                6.3
                                                     -------            -------             -------            -------

Earnings from operations  . . . . . . . . .            3.4                2.8                 4.2                3.8
Other expense, net  . . . . . . . . . . . .            0.1                0.1                 0.3                0.4
                                                     -------            -------             -------            -------

Earnings before income taxes  . . . . . . .            3.3                2.7                 3.9                3.4
Income taxes  . . . . . . . . . . . . . . .            1.3                1.1                 1.6                1.4
                                                     -------            -------             -------            -------

Net earnings  . . . . . . . . . . . . . . .            2.0%               1.6%                2.3%               2.0%
                                                     =======            =======             =======            =======

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



NET SALES

Net sales in the third quarter of 1996 increased $55 million, or 29%, compared to the same period of 1995, due to an increase in the overall Lumber Market (see Random Lengths table), supplemented by an increase in unit sales to the Do-It-Yourself (DIY) and Manufactured Housing (MH) markets. Net sales in the first nine months of 1996 increased $80 million, or 13%, compared to the same period of 1995, due to the same factors mentioned above.

The Company's ratio of value-added product sales to total sales was 28.8% and 29.9% in the third quarter of 1996 and 1995, respectively, and 31.6% and 31.9% in the first nine months of 1996 and 1995, respectively. Value-added products consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM) and YardLine(R) trade names, trusses sold to the MH market, and products sold to the industrial market. The decreases in this ratio in the third quarter and first nine months of 1996 are discussed under the captions "DIY" and "MH" below. A long-term goal of the Company is to achieve a ratio of value-added product sales to total sales of at least 50%.

The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.

                                     Three Months Ended                        Nine Months Ended
                              -------------------------------------   ------------------------------------
                              Sept. 28,           Sept. 30,           Sept. 28,           Sept. 30,
Market Classification          1996        %        1995        %       1996        %       1995        %
---------------------         --------  ------    --------   ------   --------   ------   --------   ------
DIY . . . . . . . . . . .     $125,342    51.4%   $ 99,498    52.7%    $359,973   53.0%    $315,792   52.7%
MH    . . . . . . . . . .       90,392    37.1      68,477    36.3      238,397   35.1      212,126   35.4
Wholesale Lumber  . . . .       14,547     6.0      10,852     5.7       44,148    6.5       38,350    6.4
Industrial  . . . . . . .       13,606     5.5       9,974     5.3       36,677    5.4       32,958    5.5
                              --------  -------   --------   ------   ---------  ------  ----------  ------
                              $243,887   100.0%   $188,801   100.0%    $679,195  100.0%    $599,226  100.0%
                              ========  =======   ========   ======   =========  ======  ==========  ======


DIY:

Net sales to the DIY market increased approximately $26 million, or 26%, in the third quarter of 1996 compared to the same period of 1995, due to an increase in the Lumber Market which substantially increased the overall selling prices of the Company's commodity-based products, supplemented by an increase in unit sales of commodity-based and value-added products. Net sales in the first nine months of 1996 increased approximately $44 million, or 14%, compared to the same period of 1995, due to the same factors mentioned above.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



The following table presents, for the periods indicated, the Company's value-added and commodity-based product sales to the DIY market, in thousands:

                                                               Three Months Ended
                                             --------------------------------------------------------
                                             September 28,       % of     September 30,        % of        %
                                                   1996          Total          1995           Total    Change
                                             ----------------   --------  ----------------    --------  ------
Value-added product sales . . . . . . . .          $ 32,136       25.6%          $27,221        27.4%     18.1%
Commodity-based product sales . . . . . .            93,206       74.4            72,277        72.6      29.0
                                                   --------      ------          -------       ------
Total                                              $125,342      100.0%          $99,498       100.0%     26.0%
                                                   ========      ======          =======       ======

                                                                Nine Months Ended
                                             --------------------------------------------------------
                                             September 28,       % of     September 30,        % of        %
                                                   1996          Total          1995           Total    Change
                                             ----------------   --------  ----------------    --------  ------
Value-added product sales . . . . . . . .          $112,892       31.4%         $100,444        31.8%     12.4%
Commodity-based product sales . . . . . .           247,081       68.6           215,348        68.2      14.7
                                                   --------      ------         --------       ------
Total                                              $359,973      100.0%         $315,792       100.0%     14.0%
                                                   ========      ======         ========       ======


Decreases in the Company's ratio of value-added product sales to total sales in the third quarter and first nine months of 1996 are due to the effects of the Lumber Market on the Company's sales of commodity-based products. Sales of commodity-based products are generally indexed to the Lumber Market, while value-added products sold to the DIY market generally have fixed sales prices for a specified time period or quantity. Therefore, a substantial increase in the Lumber Market, which has occurred in the first nine months of 1996, will cause commodity-based products to represent a proportionately higher percentage of total DIY sales dollars.

MH:

Net sales to the MH market increased approximately $22 million, or 32%, in the third quarter of 1996 compared to the same period of 1995 due to an increase in the Lumber Market which substantially increased the selling prices of the Company's products, supplemented by an increase in unit sales. The effect of the higher Lumber Market on the selling prices of trusses was offset to some extent by increased competition in certain geographic areas forcing selling prices down. Net sales in the first nine months of 1996 increased approximately $26 million, or 12%, compared to the same period of 1995, due to the same factors mentioned above. In its August 1996 report, the Manufactured Housing Institute reported a 10% increase in year-to-date industry unit shipments of manufactured homes.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



The following table presents, for the periods indicated, the Company's truss and commodity-based product sales to the MH market, in thousands:

                                                                Three Months Ended
                                             --------------------------------------------------------
                                             September 28,       % of     September 30,        % of        %
                                                   1996          Total          1995           Total    Change
                                             ----------------   --------  ----------------    --------  ------
Truss sales . . . . . . . . . . . . . . .            $23,678      26.2%          $19,597        28.6%     20.8%
Commodity-based product sales . . . . . .             66,714      73.8            48,880        71.4      36.5
                                                     -------     ------          -------       ------
Total                                                $90,392     100.0%          $68,477       100.0%     32.0%
                                                     =======     ======          =======       ======

                                                                Nine Months Ended
                                             --------------------------------------------------------
                                             September 28,       % of     September 30,        % of        %
                                                   1996          Total         1995            Total    Change
                                             ----------------   --------  ----------------    --------  ------
Truss sales . . . . . . . . . . . . . . .          $  64,993      27.3%         $ 59,883        28.2%      8.5%
Commodity-based product sales . . . . . .            173,404      72.7           152,243        71.8      13.9
                                                   ---------     ------         --------       ------
Total                                              $ 238,397     100.0%         $212,126       100.0%     12.4%
                                                   =========     ======         ========       ======

Decreases in the Company's ratio of truss sales to total sales in the third quarter and first nine months of 1996 are due to the effects of the Lumber Market and geographic competition on selling prices of commodity-based products and trusses, respectively.

Wholesale:

Net sales to the wholesale lumber market increased approximately $3.7 million, or 34%, in the third quarter of 1996, compared to the same period of 1995, while year-to-date net sales in 1996 have increased approximately $5.8 million, or 15%, compared to the same period of 1995. These increases are primarily due to the effects of the higher Lumber Market, although unit sales in the third quarter of 1996 showed a slight increase. The Company does not expect unit sales to this market to increase in the foreseeable future as a result of its goal to increase its ratio of value-added product sales to total sales.

Industrial:

Net sales to the industrial market increased approximately $3.6 million, or 36%, in the third quarter of 1996 compared to the same period of 1995, while year-to-date net sales in 1996 have increased approximately $3.7 million, or 11%, compared to the same period of 1995. The Company plans to grow its sales to this market in the future through strategic acquisitions.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased to 9.0% in the third quarter of 1996 compared to 9.4% in the same period of 1995, despite the results of the Company's efforts to improve production efficiencies and lower production costs per unit. This decrease was due to the following:

- The effects of trends in the Lumber Market, comparing the third quarter of 1996 with the same period of 1995, on sales of products which are considered "at risk." The Company considers its "at risk" products to be commodity products subject to high price volatility which are not supplied under its unique supply programs with vendors. In a period of rising Lumber Market prices, the Company will realize a higher gross profit percentage on sales of these products than it will in a period of flat or declining lumber prices, due to the price increase which occurs between the time of purchase and sale. In June through September of 1996, the Lumber Market fell through the month of July (a high sales month), rose in August and was stable through September. Conversely, in June through September of 1995, the Company benefited from a steadily rising Lumber Market.

- The effect of the higher Lumber Market on the gross profit percentage of the Company's commodity-based products. Selling prices of these products are generally indexed to the Lumber Market, along with a fixed dollar "adder" to
   cover production costs plus profit.   Therefore, in a stable but high Lumber
   Market, the Company's gross profit percentage will be lower than the gross profit percentage it would realize with a stable but low Lumber Market.
   This is the situation the Company faced in the third quarter of 1996, compared to the same period of 1995, as the average monthly Random Lengths composite price ranged from $74/MBF to $113/MBF higher during the third quarter of 1996.

- Increased competition in the manufactured housing market, in certain geographic regions, has caused some downward pressure on the selling prices of trusses as the Company continues to maintain market share.

Gross profit as a percentage of net sales was 10.3% for the first nine months of 1996 compared to 10.1% for the same period of 1995. This year-to-date increase is primarily due to the trend in the Lumber Market from March through May of 1996, which was steadily increasing at a time when the Company's sales are at a peak, combined with the Company's efforts to improve production efficiencies and lower production costs per unit.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses have increased $1.0 million and $3.8 million, or 8% and 10%, respectively, comparing the third quarter and first nine months of 1996 and 1995, respectively. Such increases are primarily due to increases in accrued incentive compensation expenses related to profit and certain variable expenses related to sales.


OTHER EXPENSE, NET

Other expense, net is primarily comprised of interest expense. Net interest costs (interest expense less interest income) increased by approximately $220,000, comparing the third quarter of 1996 with the same period of 1995, due to a lower average balance of cash reserves in the third quarter of 1996. The decrease in cash reserves during the period was due to an increase in working capital requirements as a result a higher Lumber Market.

Net interest costs decreased by approximately $500,000, comparing the first nine months of 1996 and 1995, due to the Company's substantial cash reserves during the first six months of the year compared to the same period of 1995.


INCOME TAXES

The Company's effective tax rate in the third quarter and first nine months of 1996 and 1995 ranges from 40.2% to 40.6%. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local income taxes and are not expected to increase significantly in the foreseeable future.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities for the first nine months of 1996 was $8.4 million compared with $43.4 million in the same period of 1995. The $35.0 million decrease is due primarily to the higher Lumber Market in the third quarter of 1996 which increased the cost of lumber, and consequently, the Company's investment in working capital at the end of the period. The Company expects to generate positive cash flows from operations in the fourth quarter of 1996 as existing receivables and inventory are collected and sold.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



The Company continues to improve its working capital management practices, evidenced by a 7% decrease in its cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) to 40.7 days from 43.8 days, comparing the first nine months of 1996 with the same period of 1995. This improvement, along with the Company's strong cash position at the beginning of the year, allowed it to avoid borrowing on its lines of credit during the period, leaving $116 million available on its revolving credit facilities at September 28, 1996.

Capital expenditures totaled almost $6.9 million in the first nine months of 1996 as the Company remains on pace to spend approximately $10 million for the year to upgrade its machinery and equipment and information systems and expand
operations at certain plants.   In addition, the Company is currently
investigating strategic acquisitions. The Company's current plan involves pursuing acquisitions in the following markets:

-  Manufacturers of commercial and residential trusses.
-  Manufacturers of industrial packaging products.
-  Truss manufacturers which supply the MH market.
-  Low cost treating operations which supply the DIY market.

The Company may finance any potential future acquisition using its cash reserves or credit facilities, through an issuance of common stock or a combination of the above.

On October 1, 1996, the Company acquired Hi-Tek Forest Products, Inc. ("Hi-Tek") for $10.4 million, plus accounts payable assumed totaling approximately $495,000. The acquired plants are located in Bend, Oregon; Boise, Idaho; and Corona, California, with operations consisting of truss manufacturing and lumber remanufacturing. The acquired plants primarily supply the MH market and have historical annual sales totaling approximately $30 million. The Company acquired Hi-Tek using a portion of its cash reserves.

Cash flows from financing activities in the first nine months of 1996 consisted of repayments on long-term debt, repurchases of common stock, proceeds from the issuance of common stock and dividends paid to shareholders at a rate of $.03 per common share. In January 1996, the Company repurchased 100,000 shares of its common stock for an amount totaling $822,000. Management is authorized to repurchase an additional 900,000 common shares under its current stock repurchase program. While the Company has no current obligation to buy back additional shares, it will continue to evaluate market conditions and alternative uses of its cash to determine when it will make repurchases. In February and April 1996, one former officer and seven current officers of the Company exercised options to purchase 95,000 shares of common stock for an amount totaling approximately $247,000.

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



On October 23, 1996, the Company's Board of Directors declared a semi-annual cash dividend of $0.03 per share on its common stock. The dividend is payable on December 15, 1996 to shareholders of record as of December 1, 1996.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of remedial actions when situations requiring such action arise. The Company owns and operates sixteen facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, the Company may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Remediation and/or site assessment activities are currently being conducted at the Company's Granger, Indiana; Union City, Georgia; and Elizabeth City, North Carolina treatment facilities.

The Company has accrued, in current liabilities, amounts totaling $2.5 million and $2.8 million at September 28, 1996 and December 30, 1995, respectively, representing the estimated costs to complete remediation efforts currently in process and those expected to occur in the future. The Company believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

Government Regulations:

The Company is subject to a substantial amount of existing government regulations which create a burden on the Company. Should the Company become subject to additional laws and regulations enacted in the future, or charges in interpretation of existing laws, it could have an adverse affect on the Company's financial results.

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



                                        UNIVERSAL FOREST PRODUCTS, INC.



Date:    November 8, 1996               By:  /s/ William G. Currie
      ------------------------               -----------------------------------
                                             William G. Currie
                                        Its: President and Chief Executive
                                             Officer



Date:    November 8, 1996               By:  /s/ Elizabeth A. Bowman
      ------------------------               -----------------------------------
                                             Elizabeth A. Bowman
                                        Its: Executive Vice President of
                                             Finance and Administration and
                                             Treasurer (Principal Financial
                                             Officer)

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit No.     Description                                        Page No.
-----------     -----------                                        --------

    27          Financial Data Schedule                              20