Form 10-K405
period 1996-12-28
UNIVERSAL FOREST PRODUCTS INC
filed 1997-03-27
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED).   FOR FISCAL YEAR ENDED DECEMBER 28, 1996.

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED).   For the transition period from
     ________________ to ________________.

Commission File No.:  0-22684

                        UNIVERSAL FOREST PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)

             MICHIGAN                                             38-1465835
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

2801 E. BELTLINE, N.E., GRAND RAPIDS, MICHIGAN                     49505
          (Address of principal executive offices)               (Zip Code)

                                 (616) 364-6161
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of each Class                  Name of each exchange on which registered
        NONE                          __________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes: ____X____                    No:__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

As of March 1, 1997, 17,072,720 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $153,148,948 computed at the closing price of $13.875 on that date.

Documents incorporated by reference:

1. Certain portions of the Company's Proxy Statement and Appendix for its 1997 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this Report.

                       Exhibit Index located on page E-1.

                           ANNUAL REPORT ON FORM 10-K

                               DECEMBER 28, 1996


                               TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
                                    PART I
Item 1.      Business.                                                               3
Item 2.      Properties.                                                             8
Item 3.      Legal Proceedings.                                                      9
Item 4.      Submission of Matters to a Vote of Security Holders.                    9


                                   PART II

Item 5.      Market for the Registrant's Common Stock and Related                    11
             Stockholder Matters.
Item 6.      Selected Financial Data.                                                11
Item 7.      Management's Discussion and Analysis of Financial                       11
             Condition and Results of Operations.
Item 8.      Financial Statements and Supplemental Data.                             11
Item 9.      Changes in and Disagreements with Accountants on                        11
             Accounting and Financial Disclosure.


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant.                     12
Item 11.     Executive Compensation.                                                 12
Item 12.     Security Ownership of Certain Beneficial Owners                         12
             and Management.
Item 13.     Certain Relationships and Related Transactions.                         12


                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports                    13
             on Form 8-K.

                                     PART I

ITEM 1.  BUSINESS.

(A)   GENERAL DEVELOPMENT OF BUSINESS.

      Universal Forest Products, Inc. ("the Company") was organized as a Michigan corporation in 1955. The Company's business originally consisted of purchasing lumber in carload lots from primary producers and reselling those carloads, mostly to manufacturers of mobile and modular homes, without any intermediate handling. In the early 1970s, the Company developed a "component yard" concept that featured distribution facilities with manufacturing capabilities located adjacent to major railroads in proximity to its clustered manufactured housing customers. Carload shipments of lumber were received at these regional facilities where the material was either broken down and shipped to customers without further processing or manufactured to the customer's specifications before shipment to the customer by truck. Subsequently, the Company began to manufacture roof trusses for its manufactured housing customers. In 1978, the Company entered the wood preservation business by building a facility utilizing a pressure-treatment process for protecting wood from damage by insects, moisture and fungi in outdoor applications. In the late 1980s, the Company began to supply warehouse-format mass merchandisers when those customers became strong retail outlets for the do-it-yourself market.

      Effective December 28, 1996, the Company transferred substantially all of its operating assets to the following corporations in exchange for 100% of the common stock of these entities: Universal Forest Products Eastern Company, Inc.; Universal Forest Products Far West Company, Inc.; Universal Forest Products Midwest Company, Inc.; Universal Forest Products Southern Company, Inc.; and Universal Forest Products Southwest Company, Inc.

Immediately following the transfer, certain wholly-owned subsidiaries contributed certain assets, net of liabilities, to various partnership entities. These transactions qualify as part of a tax-free reorganization. Each of the newly formed entities utilizes the trade name Universal Forest Products(R) in its operations. The Company also has operations in Canada and Mexico which are wholly-owned subsidiaries and were not included in the reorganization mentioned above. All references to the "Company" include the Company's subsidiaries and partnerships unless otherwise indicated by the context.

(B)   FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS.

      The Company's operations comprise a single industry segment - the manufacture, treatment and distribution of lumber products. Accordingly, separate industry segment information is not presented.

(C)   NARRATIVE DESCRIPTION OF BUSINESS.

      The Company manufactures, treats and distributes lumber products for the do-it-yourself (DIY), manufactured housing, wholesale lumber and industrial markets. The Company's principal products are preservative-treated wood, engineered roof trusses, dimension lumber and value-added lumber products, including lattice, fence panels, deck components and kits for various outdoor products. The Company currently operates 44 manufacturing, treating and distribution facilities throughout North America at sites located in proximity to significant customers, providing the Company a cost effective means of distribution.

      DIY MARKET. The customers comprising this market are primarily warehouse-format home improvement retailers, chain lumberyards and contractor oriented wholesalers. The Company is currently selling to more than 1,300 customers in this market. One customer in this market, The Home Depot, Inc., accounted for 15%, 15% and 13% of net sales for fiscal 1996, 1995 and 1994, respectively.

      National customers in this market are serviced by the Company's sales staff in each region and are assisted by personnel from the Company's headquarters. Generally, terms of sale are established for annual periods, and orders are thereafter placed with the Company's regional facilities in accordance with the pre-established terms. Depending upon market size, these regional facilities employ three to ten salespeople who focus on their respective regional markets.

      The Company currently supplies customers in this market from 31 of its locations. These regional facilities are able to supply customers with mixed truckloads of products which can be delivered to customers with rapid turnaround from order receipt to delivery by the Company's captive fleet of trucks. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The proximity of the Company's regional facilities to the various outlets of these customers is a significant advantage when negotiating master supply agreements.

      The products offered to customers in this market include dimension lumber (both treated and untreated) and various value-added products sold under the Company's trademarks. Treated lumber is sold under the Company's PRO-WOOD(R) trademark. Value-added products, described in the following paragraph, may be preserved by pressure-treatment, unpreserved and/or painted.

      Products in the Deck Necessities(R) group consist of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads. The Fence Fundamentals(TM) group of products includes various styles of fences, such as solid, picket and shadowbox, as well as gates, posts and other components. Products in the Outdoor Essentials(TM) group consist of various home and garden items, including kits for picnic tables and mailbox posts, and landscape timbers. Large volumes of lattice are sold by the Company under its Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects. The Storage Solutions(TM) product line consists primarily of building frames and trusses, and an outdoor ready-to assemble storage structure sold under the YardLine(R) trademark.

      The Company knows of no competitor that currently manufactures, treats and distributes a full line of both proprietary and commodity products on a national basis. The Company faces competition on individual products from several different producers, but these competitors tend to be regional in their marketing efforts and/or do not offer a full line of outdoor lumber products. The

Company believes that the breadth of its product offering and the flexibility and geographic dispersal of its regional facilities provide significant competitive advantages in this market.

      MANUFACTURED HOUSING MARKET. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles. The Company is currently selling to over 200 customers in this market.

      Products sold by the Company to customers in this market consist primarily of roof and floor trusses, lumber cut and shaped to the customer's specification, plywood, particle board, and dimension lumber, all intended for use in the construction of manufactured housing. The Company is the largest manufacturer of roof trusses for manufactured housing in North America. Sales are made by personnel located at each regional facility. The Company's engineering and support staff of approximately 14 persons acts as a sales support resource to assist the customer with truss designs, obtaining various building code approvals for the designs, and aiding in the development of new products and manufacturing processes.

      While no competitor operates in as widely dispersed geographic area as the Company, it does face vigorous competition from suppliers in all geographic regions. The Company estimates that it produces approximately 70% of the HUD Code roof trusses supplied to this market based on data published by the Manufactured Housing Institute. The Company's principal competitive advantages are its product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the proximity of its regional facilities to core customers and its ability to provide national sales programs to certain customers. In addition, the Company's financial resources enable it to carry a sufficient inventory of raw materials to minimize turnaround time from receipt of an order to delivery of the product. The Company's financial resources, in combination with its ability to regrade and reshape lumber, enable it to purchase a large percentage of a primary producer's output of a particular category (as opposed to only those dimensions in immediate need), thereby lowering its average cost of raw materials.

      WHOLESALE LUMBER MARKET. The wholesale lumber market is comprised of lumber wholesalers who resell to retail outlets or other end users. A large part of the Company's activity in this market consists of the purchase and resale of lumber in carload and truckload quantities, generally without any handling or processing by the Company. To a lesser extent, the Company also sells its preservative-treated and value-added products into this market. There are numerous competitors in this market and competition is intense. The Company's market share is very small and not expected to increase.

      INDUSTRIAL MARKET. The Company defines its industrial market as industrial manufacturers who use lumber for packaging, shipping and material handling purposes, such as users of pallets, crates and crating stock. The Company has increased its emphasis on this market in recent years. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. The Company intends to continue to service this market with its regional sales personnel and to emphasize service and reliability as competitive strengths. It also plans to increase its penetration into this market through strategic acquisitions.

      WOOD PRESERVATION TREATMENT. The Company is the largest producer of preservative-treated lumber in the nation based on data published by the American Wood Preservers Institute. The Company operates treatment facilities in thirteen different states, with capacity to process over 1.03 billion board feet annually.

      The process for preserving wood utilized by the Company involves the application of a Chromated Copper Arsenate (CCA) solution under pressure. This process originated in India approximately sixty years ago as a means for protecting timbers utilized in the construction of mine shafts and tunnels.
The basic process is no longer protected by any U.S. patent, and is widely used by numerous producers of treated lumber. The process consists of mixing the chemicals with water and impregnating the wood by alternating vacuum and pressure in specially designed pressure chambers. Thereafter, the CCA becomes a permanent component of the wood. The preservative in the wood acts as both an insecticide and a fungicide, thereby effectively eliminating the two principal causes of wood deterioration that exist in North America. The preservative in water solution is a toxic substance. The Company has developed and implemented numerous refinements to the basic CCA treatment process, some of which the Company considers trade secrets. The Company considers its process to be "state of the art." There is no water disposal problem resulting from the process since the water evaporates from the lumber and the CCA remains fixed in the wood.

      In order to alleviate environmental concerns, in the mid-1980's the Company began installing monitoring wells at all of its treating facilities where groundwater contamination was a potential problem. Quality assurance personnel from the Company's headquarters perform audits, including soil and groundwater sampling at least semi-annually to assure that the treating process is being performed in accordance with the Company's stringent standards for both environmental safety and product quality.

      At the time the monitoring wells were installed at the Company's Granger, Indiana facility in 1986, chromium was discovered in the groundwater in excess of the EPA limit for drinking water at one end of the Company's property. Subsequent testing also revealed surface water and soil contamination in excess of EPA limits in three other areas of the plant. In 1991, the Company discovered chromium in the groundwater in excess of the EPA drinking water limit in connection with the replacement of a treating facility previously purchased in Union City, Georgia. Each of the groundwater problems mentioned above is being corrected through a groundwater recovery program in which large volumes of groundwater are pumped from the wells for use in the Company's treatment process. In addition, at the Granger, Indiana facility, the Company has implemented an in-situ remediation process whereby contaminated groundwater is pumped from the wells and reinjected with chemicals added which remove the contaminants. Monitoring wells at each of the sites continue to show improvement, and the Company expects its remediation programs will bring groundwater and soil quality to within applicable regulatory limits in the foreseeable future.

      Based on the acquisition agreements between the Company and Chesapeake Corporation, the environmental conditions existing at the Company's Elizabeth City, NC, Stockertown, PA, and North East, MD sites are the responsibility of the Company. Environmental conditions consist of soil and/or groundwater contamination of CCA components. Based on the results of the final baseline environmental reports and the research of its consultants, the Company believed the reduction in its capital lease obligation offset the estimated environmental liability it assumed as a result of the agreement with Chesapeake.

      Except for the situations described above, the Company is not aware of any material environmental problems affecting its properties. As to the problem situations described above, the Company does not believe that aggregate costs of remediation will have a material adverse impact on the Company's financial condition, results of operations or liquidity.

      SEASONAL INFLUENCES. The Company's manufactured housing business is affected by seasonal influences in the northern states during the winter months when installation is difficult.

      The activities in the DIY market have substantial seasonal impacts on the Company. The demand for many of the Company's DIY products is highest during the period of April to August. Accordingly, the Company's sales to the DIY market tend to be greater during the Company's second and third quarters. Historically, the Company built its inventory of finished goods throughout the winter and spring to support this sales peak. Restraints on production capacity made this a necessary practice which potentially exposed the Company to greater adverse effects of changes in economic and industry trends. Since 1995, the Company has utilized inventory management initiatives and supply programs with vendors to reduce its exposure to adverse changes in the commodity lumber market, and decrease demands on cash resources.

      Normal fluctuations in wood prices generally do not have a material impact on the Company. To the extent the Company obtains forecasts for future delivery, it contracts for the purchase of lumber and includes the carrying cost in its pricing to its customers. In most other situations, the Company's price to the customer is indexed to the market price for lumber or the customer's price is determined when the cost of lumber is known.

      SUPPLIERS. The Company uses primarily southern yellow pine in its pressure treating operations, which it obtains from primary producers located through the states comprising the sun belt. Lumber for all other purposes, in addition to southern yellow pine, consists primarily of "spruce-pine-fir," from Ontario, Quebec, British Columbia, and Alberta, Canada; hemlock, Douglas fir and cedar from the Pacific Northwest (Oregon, Washington, and British Columbia); inland species of Ponderosa pine; and Brazilian pine. There are numerous primary producers for all varieties used by the Company, and the Company is not dependent on any particular source of supply.

      INTELLECTUAL PROPERTY. The Company owns a patent relating to automated equipment for the manufacture of lattice and a tie-down strap patent related to truss components. In addition, the Company owns five registered trademarks:
PRO-WOOD(R) relating to the Company's preservative-treated wood products; Deck Necessities(R) relating to the Company's deck component products; YardLine(R) relating to outdoor ready to assemble storage structures; the name Universal Forest Products(R); and a pine tree logo. The Company has applied for two additional registered trademarks related to its ProLok(TM) and Advanced Vinyl Systems(TM) products. In addition, the Company claims common law trademark rights to several other trademarks of lesser importance. While the Company believes its patent and trademark rights are valuable, the loss of its patent or any trademark would not have a material adverse impact on the competitive position of the Company.

      RESEARCH AND DEVELOPMENT. Research and development efforts by the Company in connection with the development of new products fall into four categories: engineering and testing of new truss designs; design and development of wood treatment systems; design and development of machinery and tooling of various wood shaping devices; and product development for new products intended for use by contractors, DIY consumers, and manufactured housing customers. Although important to the Company's competitive strengths and growth, the dollar amount of research and development expenditures have not been material to the Company in recent years.

      EMPLOYEES. At March 1, 1997, the Company employed approximately 2,700 persons. No Company employees are represented by a labor union, the Company has never experienced a work stoppage due to a labor dispute, and the Company believes its relations with its employees are good.

      BACKLOG. Due to the nature of the Company's business, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, the Company would not normally have a backlog of unfilled orders in a material amount. The Company's relationships with its major customers are such that the Company is either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements. In such cases, either the Company is able to forecast the customer's requirements or the customer will provide the Company with an estimate of its future needs. In neither case, however, will the Company receive firm orders until just prior to the anticipated delivery dates for the products in question.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

      The dominant portion of the Company's operations and sales occur in the United States. Accordingly, separate financial information about foreign and domestic operations and export sales is not presented.


ITEM 2.  PROPERTIES.

      The Company's headquarters are located on a ten acre site adjacent to a main thoroughfare in suburban Grand Rapids, Michigan. The headquarters building consists of several one and two story structures of wood construction containing approximately 49,000 square feet of office space.

      The Company currently has 44 facilities at 39 locations. These facilities are located in twenty U.S. states, one Canadian province, and one Mexican state, and are involved in either the manufacture, preservative treatment, or distribution of lumber products, or a combination of these activities. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from seven acres to thirty acres. Depending upon function and location, these facilities typically utilize office space between 1,500 and 5,000 square feet, manufacturing space between 10,000 and 50,000 square feet, treating space between 25,000 and 300,000 square feet, and covered storage ranging from 10,000 to 100,000 square feet.

      The Company owns all of its properties, free from any significant mortgage or other encumbrance, except for nine regional facilities which are leased. The Company believes that all of these operating facilities are adequate in capacity and condition to service existing customer locations.


ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not involved in any pending legal proceedings other than routine litigation incidental to the ordinary conduct of its business, none of which would result in a material impact on the Company, individually or in the aggregate, in the event of an adverse outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT. The following table lists the names, ages and positions of all of the Company's executive officers as of March 1, 1997. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

------------------------------------------------------------------------------------------------------------------
     Name               Age                         Position
------------------------------------------------------------------------------------------------------------------
Peter F. Secchia        59    Chairman of the Board, Universal Forest Products, Inc.
William G. Currie       49    Chief Executive Officer and President, Universal Forest Products, Inc.
Donald L. Harris        49    President, Universal Forest Products Eastern Company, Inc.
James H. Ward           53    President, Universal Forest Products Southern Company, Inc.
Michael B. Glenn        45    President, Universal Forest Products Southwest Company, Inc.
Robert K. Hill          49    Executive Vice President, Universal Forest Products Far West Company, Inc.
Robert D. Coleman       42    Executive Vice President, Universal Forest Products Midwest Company, Inc.
Matthew J. Missad       36    Exec. Vice Pres. Operations Services & Secty., Universal Forest Products, Inc.
Elizabeth A. Bowman     34    Exec. Vice Pres. Finance and Admin. & Treas., Universal Forest Products, Inc.
Eric S. Maxey           38    Vice Pres. of Admin. & Principal Acctg. Officer, Universal Forest Products, Inc.
------------------------------------------------------------------------------------------------------------------

      Peter F. Secchia, Chairman of the Board of Directors, began his service with the Company in 1962 and has been a director of the Company since 1967. Mr. Secchia served as President, Chief Executive Officer, and Chairman of the Company from 1971 until 1989, when he was appointed U.S. Ambassador to Italy. Mr. Secchia completed his tenure as Ambassador on January 20, 1993, when he rejoined the Company as Chairman of the Board.

      William G. Currie, the Chief Executive Officer and President of the Company, joined the Company in 1971. From 1983 to 1990, Mr. Currie was President of Universal Forest Products, Inc. and he was the President and Chief Executive Officer of The Universal Companies, Inc. from 1989 until the merger to form the Company in 1993.

      Donald L. Harris has been with the Company since 1972, and was the Senior Vice President of the Company's Eastern operations since 1986. Effective with the December 28, 1996 reorganization, Mr. Harris became the President of Universal Forest Products Eastern Company, Inc.

      James H. Ward joined the Company in 1972 as a regional salesman. From 1979 to 1987, he served as Vice President of the Company's Southern operations,
and was elected to Senior Vice President in June of 1987.    Effective with the
December 28, 1996 reorganization, Mr. Ward became the President of Universal Forest Products Southern Company, Inc.

      Michael B. Glenn has been employed by the Company since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of the Company's Southwest operations. From September 1983 to June 1989, Mr. Glenn was Vice President of
those operations.    Effective with the December 28, 1996 reorganization, Mr.
Glenn became the President of Universal Forest Products Southwest Company, Inc.

      Robert K. Hill has been with the Company since 1986. In March of 1993, he was elected Senior Vice President of the Company's Far West operations. From 1989 to 1993, he served as Vice President of those operations, from 1988 to 1989 he was General Manager of Operations, and from 1986 to 1988 he served
the Company as a sales manager.    Effective with the December 28, 1996
reorganization, Mr. Hill became the Executive Vice President of Universal Forest Products Far West Company, Inc.

      Robert D. Coleman, an employee of the Company since 1979, served as Senior Vice President of the Company's Midwest operations since September 1, 1993. From 1986 to 1993 he served as Vice President of the Company's Atlantic Division. Effective with the December 28, 1996 reorganization, Mr. Coleman became the Executive Vice President of Universal Forest Products Midwest Company, Inc.

      Matthew J. Missad has been employed by the Company since 1985. Mr. Missad has served as Secretary since December 1, 1987, and Vice President Corporate Compliance since August 1989. In February 1996, Mr. Missad was promoted to Executive Vice President of Operations Services.

      Elizabeth A. Bowman, CPA, joined the Company in July of 1993 as Vice President of Finance and Treasurer. From 1990 to 1993, Ms. Bowman served as Vice President of Operations of The Waypointe Companies, Inc., a company involved in construction, engineering, software design, and marketing. From 1986 to 1990, Ms. Bowman served as Controller of Riebel Development Corporation, a real estate development company. In February 1996, Ms. Bowman was promoted to Executive Vice President of Finance and Administration.

      Eric S. Maxey, an employee of the Company since 1981, has served as Vice President of Administration since 1992. Prior to that time and since 1984, he served as Controller.


                                    PART II

      The Registrant's Appendix to its definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is filed as Exhibit 13 with this Form 10-K Report. The following information items in this Part II, which are contained in the Appendix on the pages noted, are specifically incorporated by reference into this Form 10-K Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The information required by this Item is incorporated by reference from page B-26 of the Appendix to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, under the caption "Price Range of Common Stock and Dividends."


ITEM 6.  SELECTED FINANCIAL DATA.

      The information required by this Item is incorporated by reference from page B-1 of the Appendix to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this Item is incorporated by reference from pages B-2 through B-10 of the Appendix to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this Item is incorporated by reference from pages B-11 through B-25 of the Appendix to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, as filed with the Commission, under the captions "Board of Directors" and "Compliance with Reporting Requirements."


ITEM 11.  EXECUTIVE COMPENSATION.

      Information relating to executive compensation is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation," excluding information under the captions "Compensation Committee Report" and "Stock Performance Graph."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to security ownership of certain beneficial owners and management is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Ownership of Common Stock" and "Securities Ownership of Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Election of Directors."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements. The following Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the Appendix to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, filed as Exhibit 13 hereto:

                 Title                                                      Page

                 Independent Auditors' Report                              B-11

                 Consolidated Balance Sheets as of December 28, 1996        B-12
                   and December 30, 1995

                 Consolidated Statements of Earnings for the Years Ended    B-13
                   December 28, 1996, December 30, 1995 and
                   December 31, 1994

                 Consolidated Statements of Shareholders' Equity for the    B-14
                   Years Ended December 28, 1996, December 30, 1995
                   and December 31, 1994

                 Consolidated Statements of Cash Flows for the Years        B-15
                   Ended December 28, 1996, December 30, 1995
                   and December 31, 1994

                 Notes to Consolidated Financial Statements                 B-16

           2. Financial Statement Schedules. All schedules required by this Form 10-K Report have been omitted because they were inapplicable, included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

           3. Exhibits. Reference is made to the Exhibit Index which is found on pages E-1 through E-5 of this Form 10-K Report.

    (b)    No reports on Form 8-K were filed in 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 26, 1997            UNIVERSAL FOREST PRODUCTS, INC.



                                     By: /s/ PETER F. SECCHIA
                                        ----------------------------------------
                                        PETER F. SECCHIA, CHAIRMAN OF THE BOARD


                                     and


                                        /s/ WILLIAM G. CURRIE
                                        ----------------------------------------
                                        WILLIAM G. CURRIE, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER


                                     and

                                        /s/ ELIZABETH A. BOWMAN
                                        ----------------------------------------
                                        ELIZABETH A. BOWMAN, EXECUTIVE VICE
                                        PRESIDENT OF FINANCE AND ADMINISTRATION
                                        (PRINCIPAL FINANCIAL OFFICER)


                                     and

                                        /s/ ERIC S. MAXEY
                                        ----------------------------------------
                                        ERIC S. MAXEY, PRINCIPAL ACCOUNTING
                                        OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of March, 1997, by the following persons on behalf of the Company and in the capacities indicated.

     Each Director of the Company whose signature appears below hereby appoints Matthew J. Missad and Elizabeth A. Bowman, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




/s/ PETER F. SECCHIA                               /s/ JOHN W. GARSIDE
----------------------------                       -----------------------------
PETER F. SECCHIA, DIRECTOR                         JOHN W. GARSIDE, DIRECTOR



/s/ WILLIAM G. CURRIE                              /s/ PHILIP M. NOVELL
----------------------------                       -----------------------------
WILLIAM G. CURRIE, DIRECTOR                        PHILIP M. NOVELL, DIRECTOR



/s/ RICHARD M. DEVOS                               /s/ LOUIS A. SMITH
----------------------------                       -----------------------------
RICHARD M. DEVOS, DIRECTOR                         LOUIS A. SMITH, DIRECTOR



/s/ JOHN C. CANEPA
----------------------------
JOHN C. CANEPA, DIRECTOR

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
2 An Agreement to acquire the Wood Treating Operations of Chesapeake Corporation was filed as Exhibit 2 to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.


2(a) A Lease Termination Agreement with Chesapeake Corporation dated July 20, 1995 was filed as Exhibit 2(a) to a Form 10-Q Quarterly Report for the quarter period ended July 1, 1995, and the same is incorporated herein by reference.

3(a) Registrant's Articles of Incorporation were filed as Exhibit 3(a to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

3(b) Registrant's Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4(a) Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration
           Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4(b)(1)    Loan Agreement with Old Kent Bank and Trust
           Company dated April 18, 1988 was filed as
           Exhibit 4(b)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4(b)(2)    Business Loan Agreement with Michigan National
           Bank dated August 17, 1988, as amended was filed as Exhibit 4(b)(2) to a Registration
           Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4(b)(3)    Series A, Senior Unsecured Note Agreement dated
           May 5, 1994, was filed as Exhibit 4(b)(3) to a Form 10-Q Quarterly Report for the quarter period ended March 26, 1994, and the same is incorporated herein by reference.

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
10(a) Redemption Agreement with Peter F. Secchia, dated August 26, 1993, was filed as Exhibit 10(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(b) Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration
           Statement on Form S-1 (No. 33-69474)
           and the same is incorporated herein by reference.

10(c)(1)   Lease guarantee dated April 26, 1978, given by
           Registrant on behalf of Universal Restaurants, Inc. to Hol-Steak, Inc. was filed as Exhibit
           10(c)(1) to a Registration Statement
           on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(c)(2)   Lease guarantee, dated March 10, 1978, given by
           Registrant on behalf of Universal Restaurants, Inc. to Jackson Properties was filed as Exhibit
           10(c)(2) to a Registration Statement
           on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(c)(3) Lease guarantee, dated November 15, 1977, by Registrant on behalf of Great Lakes
           Steak Company of Ann Arbor, Inc. to William C.
           and Sally A. Martin was filed as Exhibit
           10(c)(3) to a Registration Statement
           on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(c)(4)   Lease guarantee, dated March 10, 1978, by
           Registrant on behalf of Universal Restaurants, Inc. to Forbes/Cohen Properties was filed as Exhibit 10(c)(4) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

[CAPTION]
EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
10(c)(5)   Lease guarantee, dated April 26, 1978, by
           Registrant on behalf of Universal Restaurants, Inc. to Dorr D. and Nettie R. Granger was filed as Exhibit 10(c)(5) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(d)(1) Lease between Registrant and its Employee Profit Sharing and Retirement Trust Fund as lessor regarding Registrant's Shakopee, Minnesota facility was filed as Exhibit 10(d)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(d)(2)   Lease between Registrant and McIntosh Lumber Co.
           as lessor regarding Registrant's Huntington Beach, California facility was filed as Exhibit 10(d)(2)
           to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(d)(3) Sublease between Registrant and the Community Development Authority of the City of Moreno Valley regarding Registrant's Moreno Valley, California facility, with main lease attached was filed as
           Exhibit 10(d)(3) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(d)(4) Lease between Registrant and Germania-Sykes as lessor regarding land adjacent to Registrant's Moreno Valley facility was filed as Exhibit 10(d)(4) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(d)(5) Lease between Registrant and Niagara Industrial Mall, Inc. as lessor regarding Registrant's Niagara, Ontario facility, as amended was filed as Exhibit 10(d)(5) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

EXHIBIT NO.           DESCRIPTION
-----------           -----------
*10(e)(1)    Form of Executive Stock Option Agreement was filed
             as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*10(e)(2)    Form of Officers' Stock Option Agreement
             was filed as Exhibit 10(e)(2) to a Registration
             Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*10(f)       Salaried Employee Bonus Plan was filed as
             Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(g)(1) Term Loan Agreement between Registrant and NBD Bank, N.A. dated December 1, 1992, was filed as
             Exhibit 10(g)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(g)(2) Promissory Note with Old Kent Bank and Trust Company, dated September 1, 1993, was filed as Exhibit 10(g)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(g)(3) Installment Business Loan Note with NBD Bank, N.A. dated December 1, 1992, was filed as Exhibit 10(g)(3) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(g)(4) Business Loan Agreement with Michigan National Bank executed April 14, 1987, was filed as Exhibit 10(g)(4) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(g)(5) Promissory Note with NBD Bank, N.A., dated January 20, 1994, was filed as Exhibit 10(g)(5) to a Form 10-K Annual Report for the year ended December 25, 1993, and the same is incorporated herein by reference.

EXHIBIT NO.           DESCRIPTION
-----------           -----------
10(g)(6) Promissory Note with Old Kent Bank and Trust Company, dated January 24, 1994, was filed as Exhibit 10(g)(6) to a Form 10-K Annual Report for the year ended December 25, 1993, and the same is incorporated herein by reference.

10(g)(7)     Promissory Note with Michigan National Bank, dated
             January 27, 1994, was filed as Exhibit 10(g)(7) to a Form 10-K Annual Report for the year ended December 25, 1993, and the same is incorporated herein by reference.

10(g)(8) Promissory Note with Comerica Bank, dated February 14, 1994, was filed as Exhibit 10(g)(8) to a Form 10-K Annual Report for the year ended December 25, 1993, and the same is incorporated herein by reference.

10(h)(1)     Land Contract Agreement dated May 26, 1994, was filed as
             Exhibit 10(h)(1) to a Form 10-Q Quarterly Report for the quarter period ended June 25, 1994, and the same is incorporated herein by reference.

13 Appendix to Proxy Statement for Annual Meeting of Shareholders to be held April 23, 1997. This Appendix was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21           List of Registrant's subsidiaries.

23           Consent of Deloitte & Touche LLP

27           Financial Data Schedule
-----------------
*Indicates a compensatory arrangement.