Form 10-Q
period 1997-03-29
UNIVERSAL FOREST PRODUCTS INC
filed 1997-05-13
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                For the quarterly period ended March 29, 1997
                                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                       Commission File Number 0-22684
                                              -------

                       UNIVERSAL FOREST PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)


              Michigan                                    38-1465835
   -------------------------------                 ------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)


   2801 East Beltline NE, Grand Rapids, Michigan            49505
   ---------------------------------------------   ---------------------------
   (Address of principal executive offices)               (Zip Code)



      Registrant's telephone number, including area code (616) 364-6161


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                   Class               Outstanding as of May 1, 1997
           --------------------------  -----------------------------
           Common stock, no par value              17,170,223


================================================================================

                                     INDEX


                                                                                PAGE NO.
                                                                                --------
PART I.   FINANCIAL INFORMATION.

 Item 1.  Financial Statements.

          Consolidated Condensed Balance Sheets at March 29, 1997
              and December 28, 1996.                                                  3

          Consolidated Condensed Statements of Earnings for the Three
              Months Ended March 29, 1997 and March 30, 1996.                         4

          Consolidated Condensed Statements of Cash Flows for the Three
              Months Ended March 29, 1997 and March 30, 1996.                         5

          Notes to Consolidated Condensed Financial Statements.                       6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                 7-13

          Forward-Looking Statements and Risk Factors.                               14


PART II.  OTHER INFORMATION.

 Item 1.  Legal Proceedings - NONE.

 Item 2.  Changes in Securities.                                                     15

 Item 3.  Defaults Upon Senior Securities - NONE.

 Item 4.  Submission of Matters to a Vote of Security Holders - NONE.

 Item 5.  Other Information - NONE.

 Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibit Index.                                                         17

          (b) No reports were filed on Form 8-K during the three months ended March 29, 1997.

                                      2

                        UNIVERSAL FOREST PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                March 29,     December 28,
                                                  1997            1996
                                              --------------  ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................ $      241,381  $  1,275,636
   Accounts receivable ......................     59,456,565    32,102,276
   Inventories:
     Raw materials ..........................     32,367,190    32,752,316
     Finished goods .........................     68,780,280    55,767,455
                                              --------------  ------------
                                                 101,147,470    88,519,771
   Other current assets .....................      4,680,834     4,659,749
                                              --------------  ------------
      TOTAL CURRENT ASSETS ..................    165,526,250   126,557,432

OTHER ASSETS ................................      4,476,515     4,092,038
NON-COMPETE AGREEMENTS ......................      2,931,877     3,051,727


PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment, at cost. ...    106,424,847   103,643,146
  Accumulated depreciation and amortization .    (45,707,863)  (43,967,364)
                                              --------------  ------------
      PROPERTY, PLANT AND EQUIPMENT, NET ....     60,716,984    59,675,782
                                              --------------  ------------
                                              $  233,651,626  $193,376,979
                                              ==============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ............................. $   17,500,000
  Accounts payable ..........................     39,950,502  $ 14,100,269
  Accrued liabilities:
     Compensation and benefits...............      9,953,443    17,736,451
     Income taxes............................      2,599,666       810,927
     Other...................................      1,612,440     1,761,486
  Current portion of long-term debt
    and capital lease obligations............      3,652,900     3,652,900
                                              --------------  ------------
      TOTAL CURRENT LIABILITIES..............     75,268,951    38,062,033


LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion...........     48,483,249    48,975,502
OTHER LIABILITIES ...........................      6,557,804     6,461,643


SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; shares
   authorized 1,000,000; issued and
   outstanding, none
  Common stock, no par value; shares
   authorized 25,000,000; issued and
   outstanding, 17,072,720 and 17,040,467 ...     17,072,720    17,040,467
  Additional paid-in capital ................     29,194,209    28,801,707
  Retained earnings .........................     58,785,790    55,530,786
  Foreign currency translation adjustment ...       (766,314)     (830,459)
                                              --------------  ------------
                                                 104,286,405   100,542,501
  Officers' stock notes receivable ..........       (944,783)     (664,700)
                                              --------------  ------------
                                                 103,341,622    99,877,801
                                              --------------  ------------
                                              $  233,651,626  $193,376,979
                                              ==============  ============


See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                         Three Months Ended
                                                     --------------------------
                                                       March 29,     March 30,
                                                         1997          1996
                                                     ------------  ------------

NET SALES .....................................      $214,692,009  $159,580,917

COST OF GOODS SOLD ............................       194,985,651   142,754,952
                                                     ------------  ------------

GROSS PROFIT ..................................        19,706,358    16,825,965

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..        13,535,555    11,690,563
                                                     ------------  ------------

EARNINGS FROM OPERATIONS ......................         6,170,803     5,135,402

OTHER EXPENSE (INCOME):

   Interest expense ............................        1,014,516     1,028,045
   Interest income .............................         (113,530)     (170,175)
   Other, net ..................................           66,944      (121,285)
                                                     ------------  ------------

     TOTAL OTHER EXPENSE .......................          967,930       736,585
                                                     ------------  ------------

EARNINGS BEFORE INCOME TAXES ..................         5,202,873     4,398,817

INCOME TAXES ..................................         1,947,870     1,782,000
                                                     ------------  ------------

NET EARNINGS ..................................      $  3,255,003  $  2,616,817
                                                     ============  ============

PRIMARY AND FULLY-DILUTED EARNINGS PER SHARE ..      $        .18  $        .15

WEIGHTED AVERAGE SHARES OUTSTANDING ...........        17,830,000    17,668,000



See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months Ended
                                                        -----------------------
                                                          March 29,   March 30,
                                                           1997         1996
                                                        ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings........................................... $ 3,255,003 $  2,616,817
Adjustments to reconcile net earnings
 to net cash used in operating activities:
   Depreciation and amortization ......................   2,133,774    2,027,293
   Deferred income taxes ..............................      (1,155)
   Loss on disposal of property, plant and equipment ..      47,078        8,368
   Stock Gift Program expense .........................       1,331        1,300
   Changes in:
    Accounts receivable ............................... (27,354,289) (22,705,224)
    Inventories ....................................... (12,627,699) (12,312,037)
    Other .............................................     (74,916)      56,035
    Accounts payable ..................................  25,850,234   16,043,112
    Accrued liabilities ...............................  (6,143,318)  (3,834,956)
                                                        ----------- ------------
     NET CASH USED IN OPERATING ACTIVITIES ............ (14,913,957) (18,099,292)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of notes receivable ..........................    (100,000)
Collections of notes receivable .......................     170,557      134,221
Purchases of property, plant and equipment ............  (3,237,413)  (2,423,287)
Proceeds from sale of property, plant and equipment ...      15,378       32,925
                                                        ----------- ------------
     NET CASH USED IN INVESTING ACTIVITIES ............  (3,151,478)  (2,256,141)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings of notes payable .......................  17,500,000
Proceeds from issuance of common stock ................      23,433      136,990
Repayment of long-term debt ...........................    (492,253)    (383,090)
Repurchase of common stock ............................                 (821,882)
                                                        ----------- ------------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ............................  17,031,180   (1,067,982)
                                                        ----------- ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............  (1,034,255) (21,423,415)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........   1,275,636   21,471,821
                                                        ----------- ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............. $   241,381 $     48,406
                                                        =========== ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:

     Interest ......................................... $   203,630 $    215,162
     Income taxes......................................     160,286      125,000


NONCASH INVESTING ACTIVITIES:
Equipment acquired through long-term debt..............             $     59,000

See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned subsidiaries and partnerships (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

    Certain reclassifications have been made to the consolidated condensed statement of earnings for the first quarter of 1996 to conform to the classifications used in the first quarter of 1997.

B.  EARNINGS PER COMMON SHARE

    Earnings per common share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented, giving effect to options granted in 1989 and 1993, utilizing the "treasury stock" method, as if the options were granted and outstanding as of the earliest period presented. Primary and fully-diluted earnings per common share were not materially different during the periods presented. Weighted average shares outstanding are as follows:

                                                 Three Months Ended
                                                ---------------------
                                                 March 29,  March 30,
                                                   1997       1996
                                                ---------- ----------

    Issued and outstanding ...................  17,057,000 17,022,000
    Effect of stock options ..................     773,000    646,000
                                                ---------- ----------
    Weighted average shares outstanding ......  17,830,000 17,668,000
                                                ========== ==========

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



       FINANCIAL IMPACT OF FLUCTUATIONS IN LUMBER PRICES AND SEASONALITY

The Company experiences significant fluctuations in the cost of lumber products from primary producers. The table below highlights such fluctuations for the three months ended March 29, 1997 and March 30, 1996. A variety of factors over which the Company has no control, including government regulations, environmental regulations, weather conditions, and natural disasters, impact the cost of lumber products. The Company anticipates that these fluctuations will continue in the future.

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


                                           Random Lengths
                                           Average $/MBF
                                         ----------------
                                            1997     1996
                                         -------  -------
                      January .........    $ 436    $ 329
                      February ........      444      347
                      March ...........      433      353
                                         -------  -------
                      Period average ..    $ 438    $ 343
                                         =======  =======

The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's products is highest during the period of April to August. Accordingly, the Company's sales tend to be greater during its second and third quarters. To support this sales peak, the Company builds its inventory of finished goods throughout the winter and spring. Therefore, quantities of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and fourth quarters. As a result, the Company has some exposure related to sharp declines in the Lumber Market during its primary selling season. However, the Company maintains supply programs with vendors which are intended to decrease its exposure. These programs have substantially reduced the Company's investment in inventories, and include those materials which are most susceptible to adverse changes in the Lumber Market.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

                             RESULTS OF OPERATIONS


The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Earnings as a percentage of net sales.

                                                       Three Months Ended
                                                      --------------------
                                                      March 29,  March 30,
                                                        1997       1996
                                                      ---------  ---------

     Net sales .....................................      100.0%     100.0%
     Cost of goods sold ............................       90.8       89.5
                                                      ---------  ---------

     Gross profit ..................................        9.2       10.5
     Selling, general and administrative expenses ..        6.3        7.3
                                                      ---------  ---------

     Earnings from operations ......................        2.9        3.2
     Other expense, net ............................        0.5        0.5
                                                      ---------  ---------

     Earnings before income taxes ..................        2.4        2.7
     Income taxes ..................................        0.9        1.1
                                                      ---------  ---------

     Net earnings ..................................        1.5%       1.6%
                                                      =========  =========

NET SALES

The Company manufactures, treats, and distributes lumber products to the do-it-yourself, manufactured housing, wholesale lumber, and industrial markets. Its sales comprise a single industry segment. The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.

                                Three Months Ended
                         --------------------------------
                         March 29,        March 30,
Market Classification      1997      %     1996      %
----------------------- --------  -----  --------  -----

Do-It-Yourself ........ $ 92,831   43.2% $ 71,014   44.5%
Manufactured Housing ..   91,096   42.4    66,386   41.6
Wholesale Lumber ......   14,926    7.0    12,288    7.7
Industrial ............   15,839    7.4     9,893    6.2
                        --------  -----  --------  -----
                        $214,692  100.0% $159,581  100.0%
                        ========  =====  ========  =====

Net Sales in the first quarter of 1997 increased $55.1 million, or 34.5% compared to 1996, reflecting an estimated 23.0% increase in overall selling prices due to a higher Lumber Market combined with an estimated 11.5% increase in the volume of units shipped. The increase in units shipped was primarily driven by sales resulting from the acquisition of Hi-Tek Forest Products, Inc. ("Hi-Tek")

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

on October 1, 1996, favorable weather in the first quarter of 1997 compared to the first quarter of 1996, and increased penetration into the industrial market.

The Company's ratio of value-added product sales to total sales decreased slightly to 34.2% in the first quarter of 1997 compared to 34.7% in the first quarter of 1996. Value-added product sales consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM) and YardLine(R) trade names, trusses sold to the manufactured housing market, and products sold to the industrial market. The Company includes these products in its "value-added" category due to the higher margins it recognizes on the sale of these products versus those recognized on commodity-based products such as treated, untreated and remanufactured lumber. A long-term goal of the Company is to achieve a ratio of value-added product sales to total sales of at least 50%. It plans to achieve this goal through strategic acquisitions into new markets, new product introduction, enhanced marketing of existing products, and eliminating sales which do not meet profitability targets.

Do-It-Yourself (DIY):

Net sales to the DIY market increased approximately $21.8 million, or 30.7%, in the first quarter of 1997 compared to the first quarter of 1996, due to a higher Lumber Market which increased the overall selling prices of the Company's commodity-based products, supplemented by an increase in unit sales of commodity-based and value-added products.

The following table presents, for the periods indicated, the Company's value-added and commodity-based and distributed product sales to the DIY market, in thousands:


                                                      Three Months Ended
                                                --------------------------------
                                                March 29,  % of March 30,  % of
                                                  1997    Total   1996    Total
                                                -------- ------ --------- -----
Value-added product sales...................... $ 33,113   35.7%  $26,936  37.9%
Commodity-based and distributed product sales..   59,718   64.3    44,078  62.1
                                                -------- ------ --------- -----
Total.......................................... $ 92,831  100.0%  $71,014 100.0%
                                                ======== ====== ========= =====

Although unit sales of value-added products increased, the Company's ratio of value-added product sales to total sales decreased in the first quarter of 1997 due to the effects of the higher Lumber Market on sales of commodity-based products. Sales of these products are generally indexed to the Lumber Market, while value-added products sold to the DIY market generally have fixed sales prices for a specified period or quantity. Therefore, a higher Lumber Market will cause commodity-based products to represent a proportionately higher percentage of total DIY sales dollars.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED


Manufactured Housing (MH):

Net sales to the manufactured housing market increased approximately $24.7 million, or 37.2%, in the first quarter of 1997 compared to first quarter of 1996, due to a higher Lumber Market which increased the overall selling prices of the Company's products, combined with an increase in unit sales. Unit shipments increased in the first quarter of 1997, compared to the first quarter of 1996, primarily due to the acquisition of Hi-Tek.

The following table presents, for the periods indicated, the Company's truss and commodity-based and distributed product sales to the manufactured housing market, in thousands:

                                                      Three Months Ended
                                              --------------------------------
                                              March 29,  % of  March 30, % of
                                                 1997   Total     1996   Total
                                              --------  -----  --------  -----

Truss sales................................... $25,122   27.6%  $19,070   28.7%
Commodity-based and distributed product sales   65,974   72.4    47,316   71.3
                                               -------  -----  --------  -----
Total......................................... $91,096  100.0%  $66,386  100.0%
                                               =======  =====  ========  =====

A decrease in the Company's ratio of truss sales to total sales in the first quarter of 1997, compared to the first quarter of 1996 is due to the effect of the Lumber Market which increased the overall selling prices of commodity-based and distributed products in 1997, while certain regional competition caused downward pressure on the selling prices of trusses.

Wholesale:

Net sales to the wholesale lumber market increased $2.6 million, or 21.5% in the first quarter of 1997 compared to the first quarter of 1996 primarily due to the higher Lumber Market in 1997. The Company does not expect unit sales to this market to increase in the foreseeable future as a result of its goals to increase its ratio of value-added product sales to total sales, and increase the Company's geographic coverage to sell directly to customers.

Industrial:

Net sales to the industrial market increased $5.9 million, or 60.1% in the first quarter of 1997 compared to the first quarter of 1996, due to a higher Lumber Market which increased overall selling prices, combined with an increase in units shipped. In many cases, the products sold to this market are produced from the by-products of manufactured products sold to other markets.
Therefore,

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED


products produced for the industrial market provide an opportunity for the Company to improve its raw material yields. The Company plans to grow its sales to this market in the future through internal expansion and strategic acquisitions. New sales positions have been created to exclusively serve and grow this market and sales incentive programs have been implemented to achieve this growth strategy.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased to 9.2% in the first quarter of 1997, compared to 10.5% in the first quarter of 1996. This decrease was due to a combination of the following factors:

- The effect of the higher Lumber Market on the gross profit percentage of the Company's commodity-based products. Selling prices of these products are generally indexed to the Lumber Market, along with a fixed dollar "adder" to cover production costs plus profit. Therefore, in a stable but high Lumber Market, the Company's gross profit percentage will be lower than the gross profit percentage it would realize with a stable but low Lumber Market. This is the situation the Company encountered as the average monthly Random Lengths composite price ranged from $80/MBF to $107/MBF higher during the first quarter of 1997, compared to the first quarter of 1996.

- The effect of the higher Lumber Market on the gross profit percentage of the Company's value-added products. Selling prices of these products tend to be fixed for a specific time period or quantity. Therefore, in periods of high or increasing lumber costs, the Company's gross profit percentage will decrease.

- The effect of competition in the manufactured housing market in certain geographic regions.

- The Lumber Market was on an upward trend in the first quarter of 1996, compared to the relative stability of the Lumber Market in the first quarter of 1997, resulting in a comparatively higher gross profit percentage on the sale of commodity-based products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $1.8 million or 15.7% comparing the first quarter of 1997 to the first quarter of 1996. This increase was primarily due to:

- Increases in accrued incentive compensation expenses related to profitability.

- General increases in selling and administrative head count.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED


- Expenses added through the acquisition of Hi-Tek.

- The creation of new centralized Marketing, National Sales, and Manufacturing Design departments.

- Increased depreciation expense related to upgraded information systems.

- Increases in certain variable expenses related to sales.

OTHER EXPENSE, NET

Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $50,000 comparing the first quarter of 1997 to the first quarter of 1996 as average indebtedness remained consistent comparing the two periods.

INCOME TAXES

The Company's effective tax rate is 37.4% for the first quarter of 1997 compared to 40.5% for the first quarter of 1996. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local income taxes, which can vary from year to year based on changes in income generated by the company in each of the states in which it operates. Due to the reorganization it completed on December 28, 1996 to formalize its existing operating structure, the Company realized a reduction in its state income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities in the first quarter of 1997 improved to $14.9 million, from $18.1 million in the first quarter of 1996, due to an increase in net earnings combined with a net decrease in its working capital investment comparing March 28, 1997 with March 30, 1996. The Company continues to improve its working capital management practices, evidenced by a 3.4% decrease in its cash cycle (days sales outstanding plus days supply of inventory less days payable outstanding) to 52.7 days from 54.5 days, comparing the first quarter of 1997 and 1996, respectively.

Capital expenditures totaled $3.2 million in the first quarter of 1997, as the Company remains on pace to spend approximately $13 to $15 million for the year to replace existing machinery and equipment, upgrade information systems, improve production efficiencies, and expand current production capacity.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED


Cash flows from investing activities consisted of repayments of long-term debt and borrowings of $17.5 million on short-term lines of credit. On March 29, 1997, approximately $102 million remains available on revolving credit facilities.

                ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of remedial actions when situations requiring such action arise. The Company owns and operates seventeen facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, the Company may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Remediation activities are currently being conducted at the Company's Granger, Indiana; Union City, Georgia; and Elizabeth City, North Carolina treatment facilities.

The Company has accrued, in other long-term liabilities, an amount totaling $1.7 million on March 29, 1997 and December 28, 1996, representing the estimated costs to complete remediation efforts currently in process and those expected to occur in the future. The Company believes the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations, or liquidity.

                        UNIVERSAL FOREST PRODUCTS, INC.

                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS


Included in this report, and from time to time, certain forward-looking statements may be made by the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements are made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below, the matters included in this report generally and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Competition:

The Company is subject to competitive selling and pricing pressures in its major markets. While the Company is generally aware of its existing competitors' capabilities, it is subject to entry in its markets by new competitors, which could negatively impact financial results.

Market Growth:

The Company's sales growth is dependent, in part, upon growth within the markets it serves. If the Company's markets do not maintain anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired.

Government Regulations:

The Company is subject to a substantial amount of existing government regulations which create a burden on the Company. Should the Company become subject to additional laws and regulations enacted in the future, or changes in interpretation of existing laws, it could have an adverse affect on the Company's financial results.

Lumber Market Volatility:

The Company experiences significant fluctuations in the cost of lumber products from primary producers. While the Company attempts to minimize its risk from severe price fluctuations, substantial, rapid changes in lumber prices can affect the Company's financial results.

                        UNIVERSAL FOREST PRODUCTS, INC.

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities.
-------------------------------

(a)     None.

(b)     None.

(c)     Sales of equity securities not registered under the Securities Act.




                                        Date of    Class of   Number                         Consideration
                                          Sale      Stock    of Shares     Purchasers           Exchanged
                                       ----------  --------  ---------- -----------------    -----------------
Officers stock notes receivable         01/01/97    Common      30,188  Eligible officers       $399,989
                                                                                                note receivable
                                                                                                at 7% interest
                                                                                                per annum

Employee Stock Gift Program             01/27/97    Common          50  Eligible officers       None
                                                                        and employees


                                        02/20/97    Common          50  Eligible officers       None
                                                                        and employees


                        UNIVERSAL FOREST PRODUCTS, INC.

                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNIVERSAL FOREST PRODUCTS, INC.


Date:      5-12-97                      By:   /s/ William G. Currie
     -------------------------------       ----------------------------------
                                              William G. Currie
                                        Its:  President and Chief Executive
                                              Officer





Date:      5-12-97                      By:   /s/ Elizabeth A. Bowman
     -------------------------------       ----------------------------------
                                              Elizabeth A. Bowman
                                        Its:  Executive Vice President of
                                              Finance and Administration and
                                              Treasurer (Principal Financial
                                              Officer)

                        UNIVERSAL FOREST PRODUCTS, INC.

                                 EXHIBIT INDEX



Exhibit No.    Description                                      Page No.
-----------    -----------                                      --------

    27         Financial Data Schedule                            18