Form 10-Q
period 1997-06-28
UNIVERSAL FOREST PRODUCTS INC
filed 1997-08-12
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997
                                                 -------------
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------

                        UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


             Michigan                                     38-1465835
  -------------------------------                ----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)


  2801 East Beltline NE, Grand Rapids, Michigan              49525
  ---------------------------------------------          -------------
    (Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code (616) 364-6161
                                                          --------------

                                      NONE
             ------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                       Outstanding as of August 1, 1997
 --------------------------            --------------------------------
  Common stock, no par value                     17,172,533

                                    INDEX

                                                                             PAGE NO.



PART I.    FINANCIAL INFORMATION.

  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets at June 28, 1997
             and December 28, 1996.                                             3

           Consolidated Condensed Statements of Earnings for the Three and
             Six Months Ended June 28, 1997 and June 29, 1996.                  4

           Consolidated Condensed Statements of Cash Flows for the Six
             Months Ended June 28, 1997 and June 29, 1996.                      5

           Notes to Consolidated Condensed Financial Statements.               6-7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                              8-15

           Forward-Looking Statements and Risk Factors.                         16



PART II.   OTHER INFORMATION.

  Item 1.  Legal Proceedings - NONE.

  Item 2.  Changes in Securities.                                               17

  Item 3.  Defaults Upon Senior Securities - NONE.

  Item 4.  Submission of Matters to a Vote of Security Holders.                 18

  Item 5.  Other Information - NONE.

  Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibit Index.                                                  20

           (b) No reports were filed on Form 8-K during the six months ended June 28, 1997.

                                      2

                       UNIVERSAL FOREST PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)



                                                                         June 28,          December 28,
                                                                           1997                1996
                                                                       ------------        ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $     807,178        $  1,275,636
  Accounts receivable ...........................................      70,008,803          32,102,276
  Inventories:
    Raw materials ...............................................      32,301,936          32,752,316
    Finished goods ..............................................      68,641,614          55,767,455
                                                                    -------------        ------------
                                                                      100,943,550          88,519,771
  Other current assets ..........................................       5,015,234           4,659,749
                                                                    -------------        ------------
      TOTAL CURRENT ASSETS ......................................     176,774,765         126,557,432

OTHER ASSETS ....................................................       4,293,223           4,092,038
NON-COMPETE AGREEMENTS ..........................................       2,814,039           3,051,727

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment,
    at cost. ....................................................     109,789,000         103,643,146
  Accumulated depreciation
    and amortization ............................................     (47,584,169)        (43,967,364)
                                                                    -------------        ------------
      PROPERTY, PLANT AND EQUIPMENT, NET ........................      62,204,831          59,675,782
                                                                    -------------        ------------
                                                                    $ 246,086,858        $193,376,979
                                                                    =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable .................................................   $  12,100,000
  Accounts payable ..............................................      49,624,367        $ 14,100,269
  Accrued liabilities:
    Compensation and benefits ...................................      13,398,717          17,736,451
    Income taxes ................................................       1,815,006             810,927
    Other .......................................................         994,978           1,761,486
  Current portion of long-term debt
    and capital lease obligations................................       3,158,474           3,652,900
                                                                    -------------        ------------
      TOTAL CURRENT LIABILITIES .................................      81,091,542          38,062,033

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current portion ..........................................      47,399,046          48,975,502
OTHER LIABILITIES ...............................................       6,385,713           6,461,643

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; shares authorized 1,000,000;
    issued and outstanding, none.................................
  Common stock, no par value; shares authorized 40,000,000;
    issued and outstanding, 17,170,323 and 17,040,467 ...........      17,170,323          17,040,467
  Additional paid-in capital ....................................      29,540,153          28,801,707
  Retained earnings .............................................      66,255,198          55,530,786
  Foreign currency translation adjustment .......................        (846,407)           (830,459)
                                                                    -------------        ------------
                                                                      112,119,267         100,542,501
  Officers' stock notes receivable...............................        (908,710)           (664,700)
                                                                    -------------        ------------
                                                                      111,210,557          99,877,801
                                                                    -------------        ------------
                                                                    $ 246,086,858        $193,376,979
                                                                    =============        ============

See notes to consolidated condensed financial statements.

                       UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)


                                                           Three Months Ended                         Six Months Ended
                                                    -------------------------------              -----------------------------
                                                    June 28,              June 29,               June 28,             June 29,
                                                     1997                   1996                   1997                 1996
                                                    -------              ---------               --------             --------
NET SALES.................................       $ 341,288,493          $  275,727,249          $  555,980,500    $  435,308,166

COST OF GOODS SOLD .......................         308,817,103             244,760,871             503,802,682       387,515,823
                                                 -------------          --------------          --------------    --------------
GROSS PROFIT..............................          32,471,390              30,966,378              52,177,818        47,792,343

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES.................          17,035,778              16,170,465              30,571,333        27,861,028
                                                 -------------          --------------          --------------    --------------
EARNINGS FROM OPERATIONS..................          15,435,612              14,795,913              21,606,485        19,931,315

OTHER EXPENSE (INCOME):
 Interest expense.........................           1,219,253               1,017,646               2,233,769         2,045,691
 Interest income..........................             (47,392)               (119,504)               (160,922)         (289,679)
 Other, net...............................            (131,285)                121,389                 (64,341)              103
                                                 -------------          --------------          --------------    --------------
         TOTAL OTHER EXPENSE .............           1,040,576               1,019,531               2,008,506         1,756,115
                                                 -------------          --------------          --------------    --------------

EARNINGS BEFORE INCOME TAXES..............          14,395,036              13,776,382              19,597,979        18,175,200

INCOME TAXES..............................           5,374,768               5,579,000               7,322,638         7,361,000
                                                 -------------          --------------          --------------    --------------

NET EARNINGS..............................       $   9,020,268            $  8,197,382          $   12,275,341    $   10,814,200
                                                 =============            ============          ==============    ==============
PRIMARY AND FULLY-DILUTED
         EARNINGS PER SHARE...............       $         .51            $        .46          $          .69    $          .61

WEIGHTED AVERAGE SHARES
         OUTSTANDING......................          17,811,000              17,658,000              17,820,000        17,663,000


See notes to consolidated condensed financial statements.

                       UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Six Months Ended
                                                                   -----------------------------------
                                                                     June 28,               June 29,
                                                                       1997                  1996
                                                                   -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................    $12,275,341            $ 10,814,200
Adjustments to reconcile net earnings to net cash used in
  operating activities:
    Depreciation and amortization .............................      4,434,083               4,109,978
    Stock Gift Program expense ................................          2,703                   1,764
    Loss on disposal of property, plant and equipment .........         28,621                     613
    Change in:
      Accounts receivable .....................................    (37,906,527)            (36,637,552)
      Inventories .............................................    (12,423,779)            (12,127,131)
      Other ...................................................       (457,829)                (80,756)
      Accounts payable ........................................     35,524,098              18,008,597
      Accrued liabilities .....................................     (4,100,164)              1,927,298
                                                                   -----------            ------------
         NET CASH USED IN OPERATING ACTIVITIES ................     (2,623,453)            (13,982,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable ................................        202,914                 177,571
Purchases of property, plant and equipment.....................     (7,124,292)             (4,549,359)
Proceeds from sale of property, plant and equipment ...........        132,578                  49,770
                                                                   -----------            ------------
      NET CASH USED IN INVESTING ACTIVITIES ...................     (6,788,800)             (4,322,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable ...............................     12,100,000
Proceeds from issuance of common stock ........................        548,109                 258,652
Cash dividends paid to shareholders ...........................       (515,108)               (511,146)
Repayment of long-term debt ...................................     (2,070,882)             (1,965,794)
Repurchase of common stock ....................................     (1,118,324)               (821,882)
                                                                   -----------            ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....      8,943,795              (3,040,170)
                                                                   -----------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................       (468,458)            (21,345,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................      1,275,636              21,471,821
                                                                   -----------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................    $   807,178            $    126,644
                                                                   ===========            ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ....................................................    $ 2,173,368            $  2,063,538
  Income taxes ................................................      6,318,554               4,151,771

NONCASH INVESTING ACTIVITIES:
Equipment acquired through long-term debt .....................                           $     59,000


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

    Certain reclassifications have been made to the 1996 consolidated condensed statement of earnings to conform to the classifications used in 1997.


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

                                                 Three Months Ended                       Six Months Ended
                                         -------------------------------            ------------------------------
                                          June 28,              June 29,             June 28,            June 29,
                                            1997                  1996                 1997                1996
                                         ---------             ---------            ---------            ---------
Issued and outstanding.............      17,122,000           17,020,000           17,089,000           17,021,000
Effect of stock options............         689,000              638,000              731,000              642,000
                                         ----------           ----------           ----------           ----------
Weighted average shares
   outstanding.....................      17,811,000           17,658,000           17,820,000           17,663,000
                                         ==========           ==========           ==========           ==========

                       UNIVERSAL FOREST PRODUCTS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED) - CONTINUED



C.   NEW ACCOUNTING STANDARDS

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share." Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This new statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal 1997 will have a significant impact on the Company's reported EPS.

                       UNIVERSAL FOREST PRODUCTS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



              FINANCIAL IMPACT OF FLUCTUATIONS IN LUMBER PRICES
                               AND SEASONALITY

The Company experiences significant fluctuations in the cost of lumber products from primary producers. The table below highlights such fluctuations for the six months ended June 28, 1997 and June 29, 1996. A variety of factors over which the Company has no control, including government regulations, environmental regulations, weather conditions, and natural disasters, impact the cost of lumber products. The Company anticipates these fluctuations will continue in the future.

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


                                         Random Lengths
                                         Average $/MBF
                                         ----------------
                                            1997     1996
                                         -------  -------

                      January .........    $ 436    $ 329
                      February ........      444      347
                      March ...........      433      353
                      April ...........      457      374
                      May .............      444      420
                      June ............      430      409
                                         -------  -------
                      Period Average ..    $ 441    $ 372
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


                                                 Three Months Ended    Six Months Ended
                                                 --------------------  ------------------
                                                  June 28,   June 29,  June 28,  June 29,
                                                    1997       1996      1997      1996
                                                 ---------  ---------  --------  --------
Net sales .....................................     100.0%     100.0%    100.0%    100.0%
Cost of goods sold ............................      90.5       88.8      90.6      89.0
                                                 ---------  ---------  --------  --------

Gross profit ..................................       9.5       11.2       9.4      11.0
Selling, general and administrative expenses ..       5.0        5.9       5.5       6.4
                                                 ---------  ---------  --------  --------

Earnings from operations ......................       4.5        5.3       3.9       4.6
Other expense, net ............................       0.3        0.3       0.4       0.4
                                                 ---------  ---------  --------  --------

Earnings before income taxes ..................       4.2        5.0       3.5       4.2
Income taxes ..................................       1.6        2.0       1.3       1.7
                                                 ---------  ---------  --------  --------

Net earnings ..................................       2.6%       3.0%      2.2%      2.5%
                                                 =========  =========  ========  ========


NET SALES

     The Company manufactures, treats and distributes lumber products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, and industrial markets. Its sales comprise a single industry segment. The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.


                                Three Months Ended                Six Months Ended
                         --------------------------------  ------------------------------------
                         June 28,           June 29,           June 28,        June 29,
Market Classification     1997        %       1996      %       1997      %      1996      %
---------------------  --------     -----  --------   -----  --------   ----  --------    ----
Do-It-Yourself ........  $197,305    57.8% $163,617    59.3% $290,120    52.2% $234,631    53.9%
Manufactured Housing ..   105,158    30.8    81,619    29.6   196,267    35.3   148,005    34.0
Wholesale Lumber ......    19,676     5.8    17,313     6.3    34,603     6.2    29,601     6.8
Industrial ............    19,150     5.6    13,178     4.8    34,990     6.3    23,071     5.3
                         --------  ------  --------  ------  --------  ------  --------  ------
Total .................  $341,289   100.0% $275,727   100.0% $555,980   100.0% $435,308   100.0%
                         ========  ======  ========  ======  ========  ======  ========  ======

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED




Net Sales in the second quarter of 1997 increased $65.6 million, or 23.8%, compared to the same period of 1996, reflecting an estimated 12% increase in overall selling prices combined with an estimated 12% increase in the volume of units shipped. Net sales in the first six months of 1997 increased $120.7 million, or 27.7%, compared to the same period of 1996 due to an estimated 16% increase in overall selling prices combined with a 12% increase in the volume of units shipped.

The Company's ratio of value-added product sales to total sales decreased slightly to 31.4% in the second quarter of 1997 compared to 32.5% for the same period in 1996. Comparing the first six months of 1997 with the same period of 1996, this ratio decreased slightly to 32.5% from 33.3%. Value-added product sales consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM), and YardLine(R) trade names, trusses sold to the manufactured housing market, and all products sold to the industrial market. The Company defines these products as "value-added" due to the higher margins it generally recognizes on the sale of these products versus those recognized on commodity-based products such as treated, untreated, and remanufactured lumber. A long-term goal of the Company is to achieve a ratio of value-added product sales to total sales of at least 50%.

Do-It-Yourself (DIY):

Net sales to the DIY market increased approximately $33.7 million, or 20.6%, in the second quarter of 1997 compared to the same period of 1996, due to an increase in the Lumber Market which increased overall selling prices of the Company's commodity-based products, combined with an increase in unit sales of commodity-based and value-added products. Net sales to the DIY market in the first six months of 1997 increased $55.5 million, or 23.7%, compared to the same period of 1996 due to these same factors.

The following table presents, for the periods indicated, the Company's value added and commodity-based and distributed product sales to the DIY market, in thousands:


                                Three Months Ended                Six Months Ended
                         --------------------------------  --------------------------------
                          June 28,         June 29,         June 28,         June 29,
                           1997      %       1996     %       1997     %      1996      %
                         --------  -----  --------  ----  --------   ----   -------   -----
Value-added product
 sales .............  $ 59,852    30.3% $ 54,622    33.4% $ 92,965    32.0% $ 81,503   34.7%
Commodity-based and
 distributed product
 sales .............   137,453    69.7   108,995    66.6   197,155    68.0   153,128   65.3
                      --------  ------  --------  ------  --------  ------  --------  ------
Total ..............  $197,305   100.0% $163,617   100.0% $290,120   100.0% $234,631  100.0%
                      ========  ======  ========  ======  ========  ======  ========  ======

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED


Although unit sales of value-added products increased, the Company's ratio of value-added product sales to total sales decreased in the second quarter and first six months of 1997 compared to the same periods of 1996, primarily due to the effects of the higher Lumber Market on selling prices of commodity-based products. Sales of these products are generally indexed to the Lumber Market, while value-added products generally have fixed sales prices for a specified time period or quantity. Therefore, a higher Lumber Market caused commodity-based products to represent a proportionately higher percentage of total DIY sales dollars.

Manufactured Housing (MH):

Net sales to the manufactured housing market increased approximately $23.5 million, or 28.8%, in the second quarter of 1997 compared to the same period in 1996, primarily due to an increase in unit sales as a result of the acquisition of three plants from Hi-Tek Forest Products, Inc. on October 1, 1996 ("Hi-Tek"). Net sales to the manufactured housing market in the first six months of 1997 increased $48.2 million, or 32.6%, compared to the same period of 1996, due primarily to the new Hi-Tek plants.

The following table presents, for the periods indicated, the Company's truss and commodity-based and distributed product sales to the manufactured housing market, in thousands:


                             Three Months Ended                   Six Months Ended
                        --------------------------------    -------------------------------
                         June 28,         June 29,         June 28,        June 29,
                           1997     %       1996     %       1997     %      1996       %
                        --------  -----  --------  -----  --------  ----  --------     ----
Truss sales ........  $ 29,030    27.6% $22,646    27.7% $ 54,152    27.6% $ 41,725    28.2%
Commodity-based and
 distributed product
 sales .............    76,128    72.4   58,973    72.3   142,115    72.4   106,280    71.8
                      --------  ------  -------  ------  --------  ------  --------  ------
Total ..............  $105,158   100.0% $81,619   100.0% $196,267   100.0% $148,005   100.0%
                      ========  ======  =======  ======  ========  ======  ========  ======


The Company's ratio of truss sales to total sales in the second quarter and first six months of 1997 compared to the same periods of 1996 remained flat. Although unit sales of trusses increased, the effect of the higher Lumber Market caused overall selling prices of commodity-based and distributed products to increase in 1997, while regional competition prevented selling prices of trusses from rising with the Lumber Market.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED



Wholesale:

Net sales to the wholesale lumber market increased $2.4 million, or 13.7%, in the second quarter of 1997 compared to the same period in 1996 primarily due to the effect of the higher Lumber Market in 1997. The Company does not expect unit sales to this market to increase in the foreseeable future as a result of its goals to increase its ratio of value-added product sales to total sales, and increase the Company's geographic coverage to sell directly to customers. Net sales to this market in the first six months of 1997 increased $5.0 million, or 16.9%, compared to the same period of 1996.

Industrial:

Net sales to the industrial market increased $6.0 million, or 45.3%, in the second quarter of 1997 compared to the same period in 1996. This increase was primarily due to an increase in units shipped. In many cases, products sold to this market are produced from the by-products of manufactured products sold to other markets. Therefore, products produced for the industrial market provide the Company with opportunities to improve its raw material yields. The Company plans to grow its sales to this market in the future through internal expansion and strategic acquisitions. New sales positions have been created to exclusively serve and grow this market, and sales incentive programs have been implemented to achieve this growth strategy. Net sales to this market in the first six months of 1997 increased $11.9 million, or 51.7%, compared to the same period of 1996 due to the same factors discussed above.


COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased to 9.5% in the second quarter of 1997 compared to 11.2% in the same period of 1996. This decrease was due to a combination of the following factors:

* The effect of the higher Lumber Market on the gross profit percentage of the Company's commodity-based products. Selling prices of these products are generally indexed to the Lumber Market, along with a fixed dollar "adder" to cover production costs plus profit. Therefore, in a stable but high Lumber Market, the Company's gross profit percentage will be lower than the gross profit percentage it would realize with a stable but low Lumber Market. This is the situation the Company encountered during the second quarter of 1997, as the average monthly Random Lengths composite price ranged from $21/MBF to $83/MBF higher compared to the second quarter of 1996.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED




- The Lumber Market was on an upward trend in the second quarter of 1996, compared to a stable to downward trending Lumber Market in the second quarter of 1997. This resulted in a comparatively lower gross profit percentage on the sale of commodity-based products in the second quarter of 1997 compared to the same period of 1996.

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

Gross profit as a percentage of net sales decreased to 9.4% for the first six months of 1997 compared to 11.0% for the same period of 1996 due primarily to the same factors discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $0.9 million, or 5.4%, comparing the second quarter of 1997 to the same period of 1996. This net increase was primarily due to:

-  General increases in selling and administrative head count.

-  Expenses added through the acquisition of Hi-Tek.

- The creation of new centralized Marketing, National Sales, and Manufacturing Design departments.

-  Increased depreciation expense related to upgraded information systems.

-  Increases in certain variable expenses related to sales.

These increases were offset by a decrease in accrued incentive compensation expenses related to return on investment objectives. Selling, general and administrative expenses for the first six months

                       UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED


of 1997 increased approximately $2.7 million, or 9.7%, compared to the same period of 1996, primarily due to the same factors discussed above.


OTHER EXPENSE, NET

Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $275,000 comparing the second quarter of 1997 to the same period of 1996, as average indebtedness increased due to increased working capital requirements as a result of a growth in business. Net interest costs for the first six months of 1997 increased approximately $317,000 compared to the same period of 1996 due to the same factors.


INCOME TAXES

The Company's effective tax rate in the second quarter and first six months of 1997 was 37.4% in each period compared to 40.5% in each of the same periods of 1996. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local income taxes, which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. Due to the reorganization it completed on December 28, 1996 to formalize its existing operating structure, the Company anticipates realizing a reduction in its state income taxes.


                       LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of 1997 improved to $2.6 million from $14.0 million in the same period of 1996. This improvement in cash flow used in operations was due to an increase in the Company's net earnings, combined with a net decrease in its working capital investment comparing June 28, 1997 and June 29, 1996. The Company's cash cycle (days sales outstanding plus days supply of inventory less days payable outstanding) remained flat at 43 days for the first six months of 1997 compared to the same period of 1996.

Capital expenditures totaled $7.1 million in the first six months of 1997, as the Company remains on pace to spend approximately $13 to $15 million for the year to replace existing machinery and equipment, upgrade information systems, improve production efficiencies, and expand current

                       UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED


production capacity. The largest capital expenditures were made to construct a new wood preservation facility and specialty products plant in Moultrie, Georgia and acquire real estate previously leased from the Company's profit sharing and 401(k) plan.

Cash flows from financing activities consisted primarily of short-term borrowings on lines of credit offset by repayments of long-term debt and payments to repurchase common stock from certain officers of the Company. On June 28, 1997, approximately $107 million remained available on revolving credit facilities.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of remedial actions when situations requiring such action arise. The Company owns and operates seventeen facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, the Company may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Remediation activities are currently being conducted at the Company's Granger, Indiana; Union City, Georgia; and Elizabeth City, North Carolina wood preservation facilities.

The Company has accrued, in other long-term liabilities, amounts totaling $1.6 million and $1.7 million at June 28, 1997 and December 28, 1996, respectively, representing the estimated costs to complete remediation efforts currently in process and those expected to occur in the future. The Company believes the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

                       UNIVERSAL FOREST PRODUCTS, INC.

                         PART II.  OTHER INFORMATION



Item 2.  Changes in Securities.

(a) None.

(b) None.

(c) Sales of equity securities not registered under the Securities Act.



                             Date of   Class of     Number                                  Consideration
                              Sale      Stock    of Shares         Purchasers                Exchanged
                             --------  --------  ---------         -----------------        -------------

Stock Option Exercises       04/12/97  Common      140,000         Eligible officers        $364,400

Employee Stock Gift Program  05/19/97  Common           50         Eligible officers         None
                                                                   and employees

Employee Stock Gift Program  06/23/97  Common           50         Eligible officers         None
                                                                   and employees

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                         PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Company's Annual Meeting of Shareholders on April 23, 1997.

(1)  Election of the following Directors for three year terms expiring in 2000:


                                             For                   Withheld
                                           ----------            ------------
         Richard M. DeVos                  11,999,023                 9,168
         John W. Garside                   11,355,526               652,665
         Peter F. Secchia                  11,911,824                96,367

     Other Directors whose terms of office continued after the meeting are as follows:

         William G. Currie
         Philip M. Novell
         Louis A. Smith
         John C. Canepa


(2) Proposal to amend the Articles of Incorporation to authorize an additional 15,000,000 shares of common stock.


         For:      11,575,757

         Against:     421,795

         Abstain:      10,639


(3)  Proposal to approve the Long Term Stock Incentive Plan.


         For:      9,111,368

         Against:  1,331,988

         Abstain:     45,477

                       UNIVERSAL FOREST PRODUCTS, INC.




                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNIVERSAL FOREST PRODUCTS, INC.




Date:  August 12, 1997              By:
                                       ----------------------------
                                          William G. Currie
                                    Its:  President and Chief Executive
                                          Officer




Date:  August 12, 1997              By:
                                       ----------------------------
                                          Elizabeth A. Bowman
                                    Its:  Executive Vice President of Finance
                                          and Administration and Treasurer
                                          (Principal Financial Officer)

                       UNIVERSAL FOREST PRODUCTS, INC.

                                EXHIBIT INDEX



Exhibit No.    Description              Page No.
-----------    -----------------------  --------

  27           Financial Data Schedule     21