Form 10-Q
period 1997-09-27
UNIVERSAL FOREST PRODUCTS INC
filed 1997-11-12
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997
                                              ------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------

                        UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


          Michigan                                       38-1465835
   -----------------------------------           ---------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


   2801 East Beltline NE, Grand Rapids, Michigan             49525
   ---------------------------------------------         ------------
   (Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code (616) 364-6161
                                                          --------------

                                      NONE
          -----------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                 Outstanding as of November 1, 1997
         --------------------------     ----------------------------------
         Common stock, no par value                 17,174,605

================================================================================

                                     INDEX



                                                                                    PAGE NO.

PART I.    FINANCIAL INFORMATION.

  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets at September 27, 1997
             and December 28, 1996.                                                     3

           Consolidated Condensed Statements of Earnings for the Three and
             Nine Months Ended September 27, 1997 and September 28, 1996.               4

           Consolidated Condensed Statements of Cash Flows for the Nine
             Months Ended September 27, 1997 and September 28, 1996.                    5

           Notes to Consolidated Condensed Financial Statements.                        6-7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                                       8-15

           Forward-Looking Statements and Risk Factors.                                 16


PART II.   OTHER INFORMATION.

  Item 1.  Legal Proceedings - NONE.

  Item 2.  Changes in Securities.                                                       17

  Item 3.  Defaults Upon Senior Securities - NONE.

  Item 4.  Submission of Matters to a Vote of Security Holders - NONE.

  Item 5.  Other Information - NONE.

  Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibit Index.                                                          19

           (b) No reports were filed on Form 8-K during the nine months ended September 27, 1997.

                        UNIVERSAL FOREST PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                    September 27,       December 28,
                                                        1997               1996
                                                    --------------      -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................    $ 11,268,855      $  1,275,636
  Accounts receivable ............................      57,844,520        32,102,276
  Inventories:
     Raw materials ...............................      33,939,507        32,752,316
     Finished goods ..............................      57,788,891        55,767,455
                                                      ------------      ------------
                                                        91,728,398        88,519,771

  Other current assets ...........................       5,074,874         4,659,749
                                                      ------------      ------------
       TOTAL CURRENT ASSETS ......................     165,916,647       126,557,432

OTHER ASSETS .....................................       4,437,612         4,092,038
NON-COMPETE AGREEMENTS ...........................       2,669,739         3,051,727

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost. ........     111,472,185       103,643,146
  Accumulated depreciation and amortization ......     (49,332,059)      (43,967,364)
                                                      ------------      ------------
       PROPERTY, PLANT AND EQUIPMENT, NET ........      62,140,126        59,675,782
                                                      ------------      ------------
                                                      $235,164,124      $193,376,979
                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...............................    $ 42,988,499      $ 14,100,269
  Accrued liabilities:
     Compensation and benefits ...................      15,806,323        17,736,451
     Income taxes ................................         563,058           810,927
     Other .......................................       2,709,298         1,761,486
  Current portion of long-term debt
    and capital lease obligations ................       3,149,994         3,652,900
                                                      ------------      ------------
       TOTAL CURRENT LIABILITIES .................      65,217,172        38,062,033

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less current portion ..............      47,040,349        48,975,502
OTHER LIABILITIES ................................       6,358,719         6,461,643

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; shares authorized
    1,000,000; issued and outstanding, none
  Common stock, no par value; shares authorized
    40,000,000; issued & outstanding, 17,172,558
    and 17,040,467 ...............................      17,172,558        17,040,467
  Additional paid-in capital .....................      29,567,664        28,801,707
  Retained earnings ..............................      71,476,773        55,530,786
  Foreign currency translation adjustment ........        (764,538)         (830,459)
                                                      ------------      ------------
                                                       117,452,457       100,542,501
  Officers' stock notes receivable ...............        (904,573)         (664,700)
                                                      ------------      ------------
                                                       116,547,884        99,877,801
                                                      ------------      ------------
                                                      $235,164,124      $193,376,979
                                                      ============      ============

See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)




                                       Three Months Ended             Nine Months Ended
                                 -----------------------------  ----------------------------
                                  September 27,  September 28,  September 27,  September 28,
                                    1997           1996             1997           1996
                                 --------------  -------------  -------------  -------------
NET SALES .....................  $ 284,991,209    $243,886,515   $840,971,709   $679,194,681

COST OF GOODS SOLD ............    260,866,755     221,956,342    764,669,437    609,472,165
                                 -------------    ------------   ------------   ------------

GROSS PROFIT ..................     24,124,454      21,930,173     76,302,272     69,722,516

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES .....     15,206,232      13,685,303     45,777,565     41,546,331
                                 -------------    ------------   ------------   ------------

EARNINGS FROM OPERATIONS ......      8,918,222       8,244,870     30,524,707     28,176,185

OTHER EXPENSE (INCOME):
  Interest expense ............        954,457         996,151      3,188,226      3,041,842
  Interest income .............        (77,219)       (334,763)      (238,141)      (624,442)
  Other, net ..................        (69,954)       (442,704)      (134,295)      (442,601)
                                 -------------    ------------   ------------   ------------
     TOTAL OTHER EXPENSE ......        807,284         218,684      2,815,790      1,974,799
                                 -------------    ------------   ------------   ------------

EARNINGS BEFORE INCOME TAXES ..      8,110,938       8,026,186     27,708,917     26,201,386
INCOME TAXES ..................      2,889,362       3,234,000     10,212,000     10,595,000
                                 -------------    ------------   ------------   ------------

NET EARNINGS ..................  $   5,221,576    $  4,792,186   $ 17,496,917   $ 15,606,386
                                 =============    ============   ============   ============

PRIMARY AND FULLY-DILUTED
EARNINGS PER SHARE ............  $        0.29    $       0.27   $       0.98   $       0.88

WEIGHTED AVERAGE SHARES
  OUTSTANDING .................     17,913,000      17,776,000     17,851,000     17,701,000



See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                              Nine Months Ended
                                                         -------------------------------
                                                         September 27,    September 28,
                                                             1997             1996
                                                         -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .......................................... $ 17,496,917      $  15,606,386
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and amortization .......................    6,780,048          6,176,595
  Stock Gift Program expense ..........................        3,444              2,656
  Gain on disposal of property, plant and equipment ...      (38,292)           (41,005)
  Changes in:
   Accounts receivable ................................  (25,742,244)       (22,187,464)
   Inventories ........................................   (3,208,627)        (8,745,319)
   Other ..............................................     (314,768)          (144,491)
   Accounts payable ...................................   28,888,230         12,734,147
   Accrued liabilities ................................   (1,230,186)         5,015,981
                                                        ------------      -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .......   22,634,522          8,417,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections of notes receivable .......................      230,937            210,276
Purchase of notes receivable ..........................                        (164,085)
Purchase of property, plant and equipment .............   (9,454,545)        (6,864,318)
Proceeds from sale of property, plant and equipment ...      248,446            223,193
Other .................................................     (171,767)            (8,859)
                                                        ------------      -------------
      NET CASH USED IN INVESTING ACTIVITIES ...........   (9,146,929)        (6,603,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ................      577,115            266,089
Cash dividends paid to shareholders ...................     (515,108)          (511,146)
Repayment of long-term debt ...........................   (2,438,059)        (2,230,492)
Repurchase of common stock ............................   (1,118,324)          (821,882)
                                                        ------------      -------------
  NET CASH USED IN FINANCING ACTIVITIES ...............   (3,494,376)        (3,297,431)
                                                        ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..    9,993,217         (1,483,738)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........    1,275,636         21,471,821
                                                        ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............. $ 11,268,855      $  19,988,083
                                                        ============      =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ............................................ $  2,451,073      $   2,236,575
  Income taxes ........................................   10,459,866          8,438,879

NONCASH INVESTING ACTIVITIES:
Equipment acquired with long term debt ................                   $      59,000
Real estate received in lieu of note receivable .......                         347,000


See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997



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

   Certain reclassifications have been made to the 1996 consolidated condensed statements of earnings to conform to the classifications in 1997.


B. EARNINGS PER COMMON SHARE

   Earnings per common share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented, giving effect to options granted in 1989 and 1993, utilizing the "treasury stock" method as if the options were granted and outstanding as of the earliest period presented. Primary and fully-diluted earnings per common share were not materially different during the periods presented. Weighted average shares outstanding are as follows:




                                                   Three Months Ended              Nine Months Ended
                                              ----------------------------  ----------------------------------
                                               September 27,  September 28,    September 27,     September 28,
                                                   1997           1996             1997              1996
                                               -------------  -------------    -------------   ---------------
 Issued and outstanding ...............         17,171,000      17,039,000       17,116,000     17,027,000
 Effect of stock options ..............            742,000         737,000          735,000        674,000
                                                ----------      ----------       ----------     ----------
 Weighted average shares outstanding...         17,913,000      17,776,000       17,851,000     17,701,000
                                                ==========      ==========       ==========     ==========

                        UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 27, 1997 - CONTINUED



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

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       FINANCIAL IMPACT OF FLUCTUATIONS IN LUMBER PRICES AND SEASONALITY

The Company experiences significant fluctuations in the cost of lumber products from primary producers. The table below highlights such fluctuations for the nine months ended September 27, 1997 and September 28, 1996. A variety of factors over which the Company has no control, including government regulations, environmental regulations, weather conditions, and natural disasters, impact the cost of lumber products. The Company anticipates that these fluctuations will continue in the future.

The following table presents the Random Lengths framing lumber composite price.


                                            Random Lengths
                                             Average $/MBF
                                           ----------------
                                            1997     1996
                                           -------  -------
                      January .........     $436     $329
                      February ........      444      347
                      March ...........      433      353
                      April ...........      457      374
                      May .............      444      420
                      June ............      430      409
                      July ............      429      402
                      August ..........      413      443
                      September .......      393      443
                                            ----     ----
                      Period Average ..     $431     $391


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


                                               Three Months Ended                      Nine Months Ended
                                          ---------------------------------   --------------------------------
                                            September 27,    September 28,      September 27,   September 28,
                                                 1997           1996               1997            1996
                                          ---------------  ----------------   ---------------  ---------------
Net sales ...........................           100.0%          100.0%             100.0%          100.0%
Cost of goods sold ..................            91.5            91.0               90.9            89.7
                                               ------          ------             ------          ------

Gross profit ........................             8.5             9.0                9.1            10.3
Selling, general and administrative
 expenses ...........................             5.3             5.6                5.5             6.1
                                               ------          ------             ------          ------

Earnings from operations ............             3.2             3.4                3.6             4.2
Other expense, net ..................             0.4             0.1                0.3             0.3
                                               ------          ------             ------          ------

Earnings before income taxes ......               2.8             3.3                3.3             3.9
Income taxes ......................               1.0             1.3                1.2             1.6
                                               ------          ------             ------          ------

Net earnings ......................               1.8%            2.0%               2.1%            2.3%
                                               ======          ======             ======          ======



NET SALES

The Company manufactures, treats, and distributes lumber and other products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, and industrial markets. Its sales comprise a single industry segment. The Company's key strategic objectives relative to sales include:

- Diversifying its end market sales mix by increasing sales to the industrial market and penetrating the commercial and residential engineered building components market.

- Maximizing its sales of "value-added" products. Value-added product sales consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM), and YardLine(R) trade names, trusses sold to the manufactured housing market, industrial packaging products sold to the industrial market, and non-

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED



     commodity distributed products. Distributed products include vinyl fencing and decking, engineered wood products, and other building materials. Value-added products generally carry higher net margins than sales of commodity-based products and are less susceptible to Lumber Market volatility. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%.

- Growing unit sales to each of the Company's existing markets, except the wholesale market. The Company is not emphasizing sales to the wholesale market as a result of its goals to increase its ratio of value-added product sales to total sales and sell directly to retail customers.

- Utilizing its distribution network to the DIY and manufactured housing markets to increase distribution sales of non-commodity products manufactured by other companies.

In order to measure its progress in attaining these objectives, management analyzes the following financial data relative to sales:

-    Sales by market classification.

- The percentage change in sales attributable to changes in overall selling prices versus changes in the quantity of units shipped.

-    The ratio of value-added product sales to total sales.

This information is presented in tables which follow.

The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.


                             Three Months Ended                         Nine Months Ended
                       -----------------------------------   ------------------------------------------
                        Sept. 27,         Sept. 28,           Sept. 27,             Sept. 28,
Market Classification     1997      %       1996       %        1997        %         1996         %
---------------------   ---------  -----  ---------  -----    ---------   -----     --------     ------
DIY ...............     $148,623    52.2% $127,778    52.4%   $446,712      53.1%    $370,603     54.6%
MH ................      105,902    37.2    92,560    38.0     307,728      36.6      242,951     35.8
Wholesale Lumber ..       15,518     5.4    12,007     4.9      45,025       5.4       33,281      4.9
Industrial ........       14,948     5.2    11,542     4.7      41,507       4.9       32,360      4.8
                        --------  ------  --------  ------    --------     -----     --------  -------
Total .............     $284,991   100.0% $243,887   100.0%   $840,972     100.0%    $679,195    100.0%
                        ========  ======  ========  ======    ========     =====     ========  =======

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED


The following table estimates the Company's percentage change in net sales from 1996 to 1997 which are attributable to changes in overall selling prices and changes in units shipped.


<Caption
                                       Three Months Ended                         Nine Months Ended
                                        September 27, 1997                        September 27, 1997
                         ------------------------------------------------   --------------------------------
                         % Change    % Change in     % Change    % Change    % Change in          % Change
Market Classification    in Sales    Selling Prices  in Units   in Sales     Selling Prices      in Units
---------------------    --------    --------------  --------   --------   ----------------      --------
DIY .................      16.0%        3.0%          13.0%      20.0%         10.0%              10.0%
MH ..................      14.0         3.0           11.0       26.0          13.0               13.0
Wholesale Lumber ....      29.0        (3.0)          32.0       35.0           3.0               32.0
Industrial ..........      29.0         5.0           24.0       28.0          14.0               14.0

Weighted Total ......      17.0         3.0           14.0       24.0          10.0               14.0


The following table presents, for the periods and markets indicated, the Company's percentage of value-added and commodity-based sales to total sales.



                                Three Months Ended                          Nine Months Ended
                         -----------------------------------    -------------------------------------------
                          Sept. 27, 1997    Sept. 28, 1996         Sept. 27, 1997        Sept. 28, 1996
                         ----------------  -----------------    ------------------  -----------------------
                           %      &          %        %            %       %          %         %
                        Value- Commodity-  Value- Commodity-     Value  Commodity-   Value   Commodity
Market Classification    Added  Based      Added    Based        Added    Based      Added    Based
---------------------   ------  -----      -----  ----------     -----    -----      -----   ----------------
DIY .................   25.4%   74.6%      24.7%    75.3%        29.4%    70.6%      29.2%     70.8%
MH ..................   29.0    71.0       27.4     72.6         28.7     71.3       28.5      71.5
Wholesale Lumber ....   14.7    85.3       20.0     80.0         18.7     81.3       27.7      72.3
Industrial ..........   21.0    79.0       17.5     82.5         21.2     78.8       19.3      80.7

Weighted Total ......   25.9    74.1       25.1     74.9         28.2     71.8       28.4      7.16



The Company implemented a new sales information system in the third quarter of 1997, improving its ability to analyze sales by product. As a result of this new system, and with consideration to the strategic objectives outlined above, management reclassified certain products between the value-added and commodity-based categories. Under the prior classifications, value-added sales to total sales for the third quarter and first nine months of 1996 were 28.8% and 31.6%, respectively.

Do-It-Yourself (DIY):

Net sales to the DIY market increased in the third quarter of 1997 compared to the third quarter of 1996. This increase is primarily attributable to growth in the DIY industry, combined with an increase in market share of the national retail chains. The Company has strong relationships with these national customers, centered around its ability to provide quality products and services at competitive prices. As these national

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED



retail customers continue to capture additional market share in the industry, management believes it is well positioned to increase its market share.

An increase in net sales for the first nine months of 1997 is due to an increase in unit sales (due to the same factors mentioned above), combined with an increase in overall selling prices attributable to the relatively high level of the Lumber Market in 1997 compared to 1996. (See the Random Lengths table presented on page 8.)

Manufactured Housing (MH):

Net sales to the manufactured housing market increased in the third quarter of 1997 compared to the third quarter of 1996, primarily due to an increase in unit sales attributable to the acquisition of three plants from Hi-Tek Forest Products, Inc. ("Hi-Tek") on October 1, 1996. An increase in net sales for the first nine months of 1997, compared to the first nine months of 1996, is attributable to an increase in units shipped (due to the additional Hi-Tek plants), combined with an increase in overall selling prices due to the relatively high level of the Lumber Market in 1997 compared to 1996.

Wholesale:

Net sales to the wholesale market increased in the third quarter and first nine months of 1997, compared to the same period of 1996, primarily due to an increase in unit sales. Although the Company is not focusing on growing its sales to the wholesale market, it continues to supply its existing customers and take advantage of opportunities for new business when these sales provide favorable net margins.

Industrial:

Net sales to the industrial market increased in the third quarter of 1997, compared to the third quarter of 1996, primarily due to an increase in unit sales. In 1997, new sales positions and sales incentive programs were created to grow sales to this market. An increase in net sales for the first nine months of 1997 is due to an increase in units shipped, combined with an increase in overall selling prices due to the relatively high level of the Lumber Market in 1997 compared to 1996. In many cases, products sold to this market are produced from the byproducts of manufactured products sold to other markets. Therefore, products produced and distributed to this market provide the Company with opportunities to improve its raw material yields. In addition, this market is less susceptible to seasonal and cyclical fluctuations. The Company plans to continue to grow its sales to this market in the future through internal expansion and strategic acquisitions.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED



COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased to 8.5% in the third quarter of 1997 compared to 9.0% in the same period of 1996. This decrease was primarily due to a combination of the following factors:

- The Lumber Market was on a downward trend in the third quarter of 1997, compared to an upward trend in the third quarter of 1996. This resulted in a comparatively lower gross profit percentage on the sale of commodity-based products in the third quarter of 1997.

- The effect of predatory price competition in the manufactured housing market in certain geographic regions.

Gross profit as a percentage of net sales decreased to 9.1% in the first nine months of 1997, compared to 10.3% in the same period of 1996, primarily due to the factors discussed above, plus:

- The effect of the higher level of the Lumber Market that existed throughout the first six months of 1997 on the gross profit percentage of the Company's commodity-based products. Selling prices of these products are generally indexed to the Lumber Market, along with a fixed dollar "adder" to cover production costs plus profit. Therefore, in a stable but high Lumber Market, the Company's gross profit percentage will be lower than the gross profit percentage it would realize with a stable but low Lumber Market.

- The effect of the higher level of the Lumber Market on the gross profit percentage of the Company's value-added products in the first six months of 1997. Selling prices of these products tend to be fixed for a specific time period or quantity. Therefore, in periods of high or increasing lumber costs, the Company's gross profit percentage will decrease.

- The Lumber Market was on an upward trend in the second quarter of 1996, compared to a stable to downward trending Lumber Market in the second quarter of 1997. This resulted in a comparatively lower gross profit percentage on the sale of commodity-based products in the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $1.5 million, or 11.1%, comparing the third quarter of 1997 to the same period of 1996. This net increase was primarily due to:

- General increases in selling and administrative headcount to support the growth of the business.

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

-    Expenses added through the acquisition of Hi-Tek.

- The creation of new centralized marketing, national sales, and manufacturing design departments.

-    Increased depreciation expense related to upgraded information systems.

These increases were offset by a decrease in accrued incentive compensation expenses related to return on investment objectives. Selling, general and administrative expenses for the first nine months of 1997 increased approximately $4.2 million, or 10.2%, compared to the same period of 1996, primarily due to the same factors discussed above.

OTHER EXPENSE, NET

Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $215,000, comparing the third quarter of 1997 to the same period of 1996. Average cash balances have decreased in 1997 due to increased working capital requirements resulting from a growth in business. Net interest costs for the first nine months of 1997 increased approximately $530,000, compared to the same period of 1996, due to the same factors.

INCOME TAXES

The Company's effective tax rate in the third quarter of 1997 was 35.6%, compared to 40.3% in the third quarter of 1996, and 36.9% for the first nine months of 1997, compared to 40.4% for the same period of 1996. Effective tax rates differ from statutory federal income tax rates primarily due to provisions for state and local income taxes, which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. Due to the reorganization it completed on December 28, 1996 to formalize its existing operating structure, the Company anticipates realizing a reduction in its state income taxes.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first nine months of 1997 improved to $22.6 million from $8.4 million in the same period of 1996. This improvement in cash flow provided by operations was due to an increase in the Company's net earnings, combined with a net decrease in its working capital investment comparing September 27, 1997 and September 28, 1996. A decrease in net working capital investment at September 27, 1997 is primarily due to the timing of payments to vendors at the end of the period. The Company's cash cycle (days

               UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - CONTINUED



sales outstanding plus days supply of inventory less days payable outstanding) increased to 42.7 days for the first nine months of 1997 from 40.7 days compared to the same period of 1996.

Capital expenditures totaled $9.5 million in the first nine months of 1997, as the Company remains on pace to spend approximately $13 to $15 million for the year to replace existing machinery and equipment, upgrade information systems, improve production efficiencies, and expand current production capacity. The Company's largest capital expenditures were made to construct a new wood preservation facility and specialty products plant in Moultrie, Georgia and acquire real estate previously leased from the Company's profit sharing and 401(k) plan.

Cash flows used in financing activities consisted primarily of repayments of long-term debt and payments to repurchase common stock from certain officers of the Company. On September 27, 1997, approximately $119 million remained available on revolving credit facilities.


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

The Company has accrued, in other long-term liabilities, amounts totaling $1.5 million and $1.7 million at September 27, 1997 and December 28, 1996, respectively, representing the estimated costs to complete remediation efforts currently in process and those expected to occur in the future. The Company believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations, or liquidity.

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

                        UNIVERSAL FOREST PRODUCTS, INC.

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities.

(a)  None.

(b)  None.

(c)  Sales of equity securities not registered under the Securities Act.



                             Date of  Class of     Number                        Consideration
                              Sale     Stock      of Shares      Purchasers        Exchanged
                             -------  --------    ---------  ------------------  -------------
Employee Stock Gift Program  Various   Common       75        Eligible officers    None
                                                                 and employees

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES




                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL FOREST PRODUCTS, INC.

Date:    November 12, 1997           By: /s/ William G. Currie
                                        --------------------------
                                           William G. Currie
                                     Its:  President and Chief Executive Officer



Date:    November 12, 1997           By: /s/ Elizabeth A. Bowman
                                         ---------------------------------------
                                           Elizabeth A. Bowman
                                     Its:  Executive Vice President of Finance
                                           and Administration and Treasurer
                                           (Principal Financial Officer)

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES



                                 EXHIBIT INDEX



Exhibit No.    Description                                   Page No.
-----------    -----------                                   --------

  27           Financial Data Schedule                         20