Form 10-K
period 1997-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 1998-03-27
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 27, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from
              to         .
     --------    --------

Commission File No.:  0-22684

                        UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                          38-1465835
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

2801 E. BELTLINE, N.E., GRAND RAPIDS, MICHIGAN                     49525
   (Address of principal executive offices)                      (Zip Code)

                                 (616) 364-6161
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class               Name of each exchange on which registered
            NONE
                                       -----------------------------------------

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
     Yes:  X           No:
          ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

As of March 1, 1998, 17,576,822 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $192,026,937 computed at the closing price of $15.875 on that date.

Documents incorporated by reference:

1. Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997 are incorporated by reference into
     Part II of this Report.

2. Certain portions of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.

                           ANNUAL REPORT ON FORM 10-K

                               DECEMBER 27, 1997


                               TABLE OF CONTENTS


                                                                               PAGE
                                     PART I                                    ----
Item 1.         Business.                                                        3
Item 2.         Properties.                                                      8
Item 3.         Legal Proceedings.                                               9
Item 4.         Submission of Matters to a Vote of Security Holders.             9


                                    PART II

Item 5.         Market for the Registrant's Common Equity and Related           11
                Shareholder Matters.
Item 6.         Selected Financial Data.                                        11
Item 7.         Management's Discussion and Analysis of Financial               11
                Condition and Results of Operations.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.     11
Item 8.         Financial Statements and Supplemental Data.                     11
Item 9.         Changes in and Disagreements with Accountants on                12
                Accounting and Financial Disclosure.


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.             12
Item 11.        Executive Compensation.                                         12
Item 12.        Security Ownership of Certain Beneficial Owners                 12
                and Management.
Item 13.        Certain Relationships and Related Transactions.                 12


                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports            13
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

(C)  NARRATIVE DESCRIPTION OF BUSINESS.

     The Company manufactures, treats, and distributes lumber products for the do-it-yourself (DIY), manufactured housing, industrial, commercial and residential building, and wholesale lumber markets. The Company's principal products are preservative-treated wood, dimension lumber, lattice, fence panels, deck components, engineered trusses, wall panels and other building products. The Company currently operates 51 manufacturing, treating and distribution facilities throughout North America at sites located in proximity to significant customers, providing the Company a cost effective means of distribution.

     DIY MARKET. The customers comprising this market are primarily warehouse-format home improvement retailers, chain lumberyards and contractor oriented wholesalers. The Company is currently selling to more than 1,300 customers in this market. One customer in this market, The Home Depot, Inc., accounted for approximately 18%, 15% and 15% of net sales for fiscal 1997, 1996 and 1995, respectively.

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

     The Company currently supplies customers in this market from 37 of its locations. These regional facilities are able to supply customers with mixed truckloads of products which can be delivered to customers with rapid turnaround from order receipt to delivery by the Company's captive fleet of trucks.
Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The proximity of the Company's regional facilities to the various outlets of these customers is a significant advantage when negotiating master supply agreements.

     The products offered to customers in this market include dimension lumber (both treated and untreated) and various value-added products sold under the Company's trademarks. Treated lumber is sold under the Company's PRO-WOOD(R) trademark. Value-added products, described in the following paragraph, may be preserved by pressure-treatment, unpreserved and/or painted.

     Products in the Deck Necessities(R) group consist of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads. The Fence Fundamentals(TM) group of products includes various styles of fences, such as solid, picket and shadowbox, as well as gates, posts and other components. Products in the Outdoor Essentials(TM) group consist of various home and garden items, including kits for picnic tables and mailbox posts. Large volumes of lattice are sold by the Company under its Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects. The Storage Solutions(TM) product line consists primarily of building frames and trusses, and an outdoor ready-to assemble storage structure sold under the YardLine(R) trademark.

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

     Products sold by the Company to customers in this market consist primarily of roof and floor trusses, lumber cut and shaped to the customer's specification, plywood, particle board, and dimension lumber, all intended for use in the construction of manufactured housing. The Company is the largest manufacturer of roof trusses for manufactured housing in North America. Sales are made by personnel located at each regional facility. The Company's engineering and support staff of approximately 15 persons acts as a sales support resource to assist the customer with truss designs, obtaining various building code approvals for the designs, and aiding in the development of new products and manufacturing processes.

     While no competitor operates in as widely dispersed geographic area as the Company, it does face vigorous competition from suppliers in all geographic
regions.  The Company estimates that it produces over 70% of the        HUD
Code roof trusses supplied to this market based on data published by the Manufactured Housing Institute. The Company's principal competitive advantages are its product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the proximity of its regional facilities to core customers and its ability to provide national sales programs to certain customers. In addition, the Company's financial resources enable it to carry a sufficient inventory of raw materials to minimize turnaround time from receipt of an order to delivery of the product. The Company's financial resources, in combination with its ability to regrade and reshape lumber, enable it to purchase a large percentage of a primary producer's output of a particular category (as opposed to only those dimensions in immediate need), thereby lowering its average cost of raw materials.

     INDUSTRIAL MARKET. The Company defines its industrial market as industrial manufacturers who use lumber for packaging, shipping and material handling purposes, such as users of pallets, crates and crating stock. The Company has increased its emphasis on this market in recent years. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. The Company intends to continue to service this market with its regional sales personnel and to emphasize service and reliability as competitive strengths. It also plans to continue to increase its market share through internal expansion and strategic acquisitions.

     COMMERCIAL AND RESIDENTIAL. As a part of the Company's strategic objective to manufacture and sell engineered products to commercial and residential builders, it has completed the following acquisitions. On December 22, 1997, a subsidiary of the Company merged with Consolidated Building Components, Inc. ("CBC"), a manufacturer of engineered trusses, wall panels, and joist products. CBC operates two plants in Northwest Pennsylvania and has annual sales of approximately $24 million. On December 29, 1997, a partnership of the Company acquired substantially all of the assets of Structural Lumber Products, Inc. ("SLP"), a manufacturer of engineered trusses and wall panels. SLP operates plants in San Antonio, Austin, and Dallas, Texas, and has annual sales of approximately $25 million. Management believes this new market complements its manufactured housing business and provides the Company with national growth opportunities in a familiar product line. Competition in this market is fragmented as local regulatory requirements and product preferences have resulted in a regional sales focus by most producers. The Company intends to continue to penetrate this market through internal growth and strategic acquisitions.

     WHOLESALE LUMBER MARKET.  The wholesale lumber market is comprised of
lumber wholesalers who resell to retail outlets or other end users.   A large
part of the Company's activity in this market consists of the purchase and resale of lumber in carload and truckload quantities, generally without any handling or processing by the Company. To a much lesser extent, the Company also sells its preservative-treated and value-added products into this market. There are numerous competitors in this market and competition is intense. The Company's market share is very small and not expected to increase.

     WOOD PRESERVATION TREATMENT. The Company is the largest producer of preservative-treated lumber in the nation based on data published by the Building Products Digest. The Company operates treatment facilities in thirteen different states, with capacity to process over one billion board feet annually.

     The process for preserving wood utilized by the Company involves the application of a Chromated Copper Arsenate (CCA) solution under pressure. This process originated in India over sixty years ago as a means for protecting timbers utilized in the construction of mine shafts and tunnels. The basic process is no longer protected by any U.S. patent, and is widely used by numerous producers of treated lumber. The process consists of mixing the chemicals with water and impregnating the wood by alternating vacuum and pressure in specially designed pressure chambers. Thereafter, the CCA becomes a permanent component of the wood. The preservative in the wood acts as both an insecticide and a fungicide, thereby effectively eliminating the two principal causes of wood deterioration that exist in North America. The preservative in water solution is a toxic substance. The Company has developed and implemented numerous refinements to the basic CCA treatment process, some of which the Company considers trade secrets. The Company considers its process to be "state of the art." There is no water disposal problem resulting from the process since the water evaporates from the lumber and the CCA remains fixed in the wood.

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

     Based on the acquisition agreements between the Company and Chesapeake Corporation, the environmental conditions existing at the Company's Elizabeth City, NC and North East, MD sites are the responsibility of the Company. Environmental conditions consist of soil and/or groundwater contamination of CCA components. Based on the results of the final baseline environmental reports and the research of its consultants, the Company believed the reduction in its capital lease obligation offset the estimated environmental liability it assumed as a result of the agreement with Chesapeake.

     Except for the situations described above, the Company is not aware of any material environmental problems affecting its properties. As to the problem situations described above, the Company has accrued for costs of remediation totaling approximately $2.0 million at December 27, 1997.

     SEASONAL INFLUENCES. The Company's manufactured housing and commercial and residential building markets are affected by seasonal influences in the northern states during the winter months when installation is difficult.

     The activities in the DIY market have substantial seasonal impacts on the Company. The demand for many of the Company's DIY products is highest during the period of April to August. Accordingly, the Company's sales to the DIY market tend to be greater during the Company's second and third quarters. The Company builds its inventory of finished goods throughout the winter and spring to support this sales peak. Restraints on production capacity made this a necessary practice which potentially exposed the Company to greater adverse effects of changes in economic and industry trends. Since 1995, the Company has utilized inventory management initiatives and supply programs with vendors to reduce its exposure to adverse changes in the commodity lumber market, and decrease demands on cash resources.

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

     SUPPLIERS. The Company uses primarily southern yellow pine in its pressure treating operations, which it obtains from primary producers located through the states comprising the sun belt. Lumber for all other purposes, in addition to southern yellow pine, consists primarily of "spruce-pine-fir," from Ontario, Quebec, British Columbia, and Alberta, Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of Ponderosa pine; and Brazilian pine. There are numerous primary producers for all varieties used by the Company, and the Company is not dependent on any particular source of supply.

     INTELLECTUAL PROPERTY. The Company owns a patent relating to automated equipment for the manufacture of lattice, a tie-down strap patent related to truss components, and a patent on machinery used in the production of joint compound and wall texture. In addition, the Company owns five registered trademarks: PRO-WOOD(R) relating to the Company's preservative-treated wood products; Deck Necessities(R) relating to the Company's deck component products; YardLine(R) relating to outdoor ready to assemble storage structures; the name Universal Forest Products(R); and a pine tree logo. The Company has applied for an additional registered trademark related to its ProFence(TM) products. In addition, the Company claims common law trademark rights to several other trademarks of lesser importance. While the Company believes its patent and trademark rights are valuable, the loss of its patent or any trademark would not have a material adverse impact on the competitive position of the Company.

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

     EMPLOYEES. At March 1, 1998, the Company employed approximately 3,200 persons. No Company employees are represented by a labor union, the Company has never experienced a work stoppage due to a labor dispute, and the Company believes its relations with its employees are good.

     BACKLOG. Due to the nature of the Company's DIY, manufactured housing, industrial and wholesale businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, the Company would not normally have a backlog of unfilled orders in a material amount. The Company's relationships with its major customers are such that the Company is either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements. In such cases, either the Company is able to forecast the customer's requirements or the customer will provide the Company with an estimate of its future needs. In neither case, however, will the Company receive firm orders until just prior to the anticipated delivery dates for the products in question. Backlog for the Company's commercial and residential business is not material.

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

     The Company currently has 51 facilities at 44 locations. These facilities are located in twenty-two U.S. states, one Canadian province, and one Mexican state, and are involved in either the manufacture, preservative treatment, or distribution of lumber products, or a combination of these activities. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from seven acres to thirty acres. Depending upon function and location, these facilities typically utilize office space between 1,500 and 5,000 square feet, manufacturing space between 10,000 and 50,000 square feet, treating space between 25,000 and 300,000 square feet, and covered storage ranging from 10,000 to 100,000 square feet.

     The Company owns all of its properties, free from any significant mortgage or other encumbrance, except for 13 regional facilities which are leased.
The Company believes that all of these operating facilities are adequate in capacity and condition to service existing customer locations.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings other than routine litigation incidental to the ordinary conduct of its business, none of which would result in a material impact on the Company, individually or in the aggregate, in the event of an adverse outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT. The following table lists the names, ages and positions of all of the Company's executive officers as of March 1, 1998. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

--------------------------------------------------------------------------------------------------------------
Name                   Age                       Position
--------------------------------------------------------------------------------------------------------------
Peter F. Secchia        60    Chairman of the Board, Universal Forest Products, Inc.
William G. Currie       50    Chief Executive Officer and President, Universal Forest Products, Inc.
James H. Ward           54    President, Universal Forest Products Southern Company, Inc.
Michael B. Glenn        46    President, Universal Forest Products Southwest Company, Inc.
Robert K. Hill          50    Executive Vice President, Universal Forest Products Far West Company, Inc.
Robert D. Coleman       43    Executive Vice President, Universal Forest Products Midwest Company, Inc.
Matthew J. Missad       37    Exec. Vice Pres. Operations Services & Secty., Universal Forest Products, Inc.
Elizabeth A. Bowman     35    Exec. Vice Pres. Finance and Admin. & Treas., Universal Forest Products, Inc.
Eric S. Maxey           39    Vice Pres. of Admin. & Principal Acctg. Officer, Universal Forest Products, Inc.
--------------------------------------------------------------------------------------------------------------

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

     James H. Ward joined the Company in 1972 as a regional salesman. From 1979 to 1987, he served as Vice President of the Company's Southern operations, and was elected to Senior Vice President in June of 1987. Effective with the December 28, 1996 corporate reorganization, Mr. Ward became the President of Universal Forest Products Southern Company, Inc.

     Michael B. Glenn has been employed by the Company since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of the Company's Southwest operations. From September 1983 to June 1989, Mr. Glenn was Vice President of those operations. Effective with the December 28, 1996 corporate reorganization, Mr. Glenn became the President of Universal Forest Products Southwest Company, Inc.

     Robert K. Hill has been with the Company since 1986. In March of 1993, he was elected Senior Vice President of the Company's Far West operations. From 1989 to 1993, he served as Vice President of those operations. Effective with the December 28, 1996 corporate reorganization, Mr. Hill became the Executive Vice President of Universal Forest Products Far West Company, Inc.

     Robert D. Coleman, an employee of the Company since 1979, served as Senior Vice President of the Company's Midwest operations since September 1, 1993.
From 1986 to 1993 he served as Vice President of the Company's Atlantic Division. Effective with the December 28, 1996 corporate reorganization, Mr. Coleman became the Executive Vice President of Universal Forest Products Midwest Company, Inc.

     Matthew J. Missad has been employed by the Company since 1985. Mr. Missad has served as Secretary since December 1, 1987, and Vice President Corporate Compliance since August 1989. In February 1996, Mr. Missad was promoted to Executive Vice President of Operations Services.

     Elizabeth A. Bowman, CPA, joined the Company in July of 1993 as Vice President of Finance and Treasurer. From 1990 to 1993, Ms. Bowman served as Vice President of Operations of The Waypointe Companies, Inc., a company involved in construction, engineering, software design, and marketing. From 1986 to 1990, Ms. Bowman served as Controller of Riebel Development Corporation. In February 1996, Ms. Bowman was promoted to Executive Vice President of Finance and Administration.

     Eric S. Maxey, an employee of the Company since 1981, has served as Vice President of Administration since 1992. Prior to that time and since 1984, he served as Controller.


                                    PART II

     The Registrant's Annual Report to Shareholders for the fiscal year ended December 27, 1997 is filed as Exhibit 13 with this Form 10-K Report. The following information items in this Part II, which are contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 27, 1997 on the pages noted, are specifically incorporated by reference into this Form 10-K Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The information required by this Item is incorporated by reference from page 34 of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997, under the caption "Price Range of Common Stock and Dividends."


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is incorporated by reference from page 2 of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997, under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is incorporated by reference from pages 3 through 14 of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is incorporated by reference from pages 15 through 34 of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, as filed with the Commission, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Executive Compensation," excluding information under the captions "Compensation Committee Report" and "Stock Performance Graph."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is incorporated by reference to the Company's definitive
Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Ownership of Common Stock" and "Securities Ownership of Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Election of Directors."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements. The following Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997, filed as Exhibit 13 hereto:

            Title                                                       Page
            -----                                                       ----

            Independent Auditors' Report                                15

            Consolidated Balance Sheets as of December 27, 1997         16-17
              and December 28, 1996

            Consolidated Statements of Earnings for the Years Ended     18
              December 27, 1997, December 28, 1996 and
              December 30, 1995

            Consolidated Statements of Shareholders' Equity for the     19
              Years Ended December 27, 1997, December 28, 1996
              and December 30, 1995

            Consolidated Statements of Cash Flows for the Years         20-21
              Ended December 27, 1997, December 28, 1996
              and December 30, 1995

            Notes to Consolidated Financial Statements                  22-34

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

     (b)  No reports on Form 8-K were filed in 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 1998      UNIVERSAL FOREST PRODUCTS, INC.



                            By: /s/ PETER F. SECCHIA
                               ------------------------------------------------
                               PETER F. SECCHIA, CHAIRMAN OF THE BOARD


                            and


                               /s/  WILLIAM G. CURRIE
                               ------------------------------------------------
                               WILLIAM G. CURRIE, PRESIDENT AND CHIEF EXECUTIVE OFFICER


                            and


                               /s/ ELIZABETH A. BOWMAN
                               ------------------------------------------------
                               ELIZABETH A. BOWMAN, EXECUTIVE VICE PRESIDENT OF FINANCE AND ADMINISTRATION (PRINCIPAL FINANCIAL OFFICER)


                            and


                               /s/  ERIC S. MAXEY
                               ------------------------------------------------
                               ERIC S. MAXEY, PRINCIPAL ACCOUNTING OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of March, 1998, by the following persons on behalf of the Company and in the capacities indicated.

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




/s/ PETER F. SECCHIA                           /s/  JOHN W. GARSIDE
-------------------------------                ------------------------------
PETER F. SECCHIA, DIRECTOR                     JOHN W. GARSIDE, DIRECTOR


/s/ WILLIAM G. CURRIE                          /s/ PHILIP M. NOVELL
-------------------------------                ------------------------------
WILLIAM G. CURRIE, DIRECTOR                    PHILIP M. NOVELL, DIRECTOR


/s/ RICHARD M. DeVOS                           /s/ LOUIS A. SMITH
-------------------------------                ------------------------------
RICHARD M. DeVOS, DIRECTOR                     LOUIS A. SMITH, DIRECTOR


/s/ JOHN C. CANEPA
-------------------------------
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

3(a) Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

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

13 Company's Annual Report to Shareholders for the fiscal year ended December 27, 1997. This Annual Report was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21        List of Registrant's subsidiaries.

23        Consent of Deloitte & Touche LLP.

27        Financial Data Schedule.

_______________

*Indicates a compensatory arrangement.