Form 10-Q
period 1998-03-28
UNIVERSAL FOREST PRODUCTS INC
filed 1998-05-12
CIK 912767

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            Michigan                                        38-1465835
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


2801 East Beltline NE, Grand Rapids, Michigan                   49525
---------------------------------------------                   -----
(Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               Outstanding as of May 1, 1998
 -----------------------------                  ------------------------------
 Common stock, no par value                               20,716,777

===============================================================================

                                    INDEX

                                                                                                      PAGE NO.
                                                                                                     --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 28, 1998
                     and December 27, 1997.                                                             3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 28, 1998 and March 29, 1997.                                    4

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 28, 1998 and March 29, 1997.                                    5

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Three Months Ended March 28, 1998 and March 29, 1997.                              6

                 Notes to Consolidated Condensed Financial Statements.                                7-11

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                             12-21


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                                22

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index.                                                                24

                 (b) No reports were filed on Form 8-K during the three months ended March 28, 1998.

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)                                                                    March 28,    December 27,
                                                                                                       1998            1997
                                                                                                     ---------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................................................             $   8,200        $   3,157
     Accounts receivable (net of allowance for doubtful
      accounts of $910 and $449) .....................................................                61,608           35,616
     Inventories:
          Raw materials ..............................................................                46,366           38,240
          Finished goods .............................................................                88,812           72,923
                                                                                                   ---------        ---------
                                                                                                     135,178          111,163
     Other current assets ............................................................                 6,270            7,701
                                                                                                   ---------        ---------
              TOTAL CURRENT ASSETS ...................................................               211,256          157,637

OTHER ASSETS .........................................................................                 4,486            4,474
GOODWILL AND NON-COMPETE AGREEMENTS, NET .............................................                15,625            2,525

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost ..........................................               124,332          116,715
     Accumulated depreciation and amortization .......................................               (54,083)         (51,968)
                                                                                                   ---------        ---------
              PROPERTY, PLANT AND EQUIPMENT, NET .....................................                70,249           64,747
                                                                                                   ---------        ---------
                                                                                                   $ 301,616        $ 229,383
                                                                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable ...................................................................             $  73,400        $   4,500
     Accounts payable ................................................................                38,261           34,053
     Accrued liabilities:
        Compensation and benefits ....................................................                11,127           16,345
        Other ........................................................................                 4,193            3,167
     Current portion of long-term debt and capital
      lease obligations ..............................................................                12,786            9,789
                                                                                                   ---------        ---------
              TOTAL CURRENT LIABILITIES ..............................................               139,767           67,854

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion ...................................................                36,368           39,752
DEFERRED INCOME TAXES ................................................................                                  1,766
OTHER LIABILITIES ....................................................................                 5,618            4,113

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value; shares authorized
    1,000,000; issued and outstanding, none
   Common stock, no par value; shares authorized
    40,000,000; issued and outstanding, 17,576,847
    and 17,572,262 ...................................................................                17,577           17,572
  Additional paid-in capital .........................................................                29,906           29,855
  Retained earnings ..................................................................                73,830           70,253
  Foreign currency translation adjustment ............................................                  (616)            (882)
                                                                                                   ---------        ---------
                                                                                                     120,697          116,798
  Officers' stock notes receivable ...................................................                  (834)            (900)
                                                                                                   ---------        ---------
                                                                                                     119,863          115,898
                                                                                                   ---------        ---------
                                                                                                   $ 301,616        $ 229,383
                                                                                                   =========        =========

           See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share amounts)                                                              Three Months Ended
                                                                                                 ---------------------------
                                                                                                 March 28,          March 29,
                                                                                                   1998               1997
                                                                                                   ----               ----
NET SALES ......................................................................                $ 238,197          $ 219,450

COST OF GOODS SOLD .............................................................                  213,624            198,930
                                                                                                ---------          ---------

GROSS PROFIT ...................................................................                   24,573             20,520

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...................................                   17,270             13,961
                                                                                                ---------          ---------

EARNINGS FROM OPERATIONS .......................................................                    7,303              6,559

OTHER EXPENSE (INCOME):
     Interest expense ..........................................................                    1,672              1,066
     Interest income ...........................................................                      (35)              (113)
     Other, net ................................................................                      (44)                31
                                                                                                ---------          ---------

          TOTAL OTHER EXPENSE ..................................................                    1,593                984
                                                                                                ---------          ---------

EARNINGS BEFORE INCOME TAXES ...................................................                    5,710              5,575

INCOME TAXES ...................................................................                    2,133              1,948
                                                                                                ---------          ---------

NET EARNINGS ...................................................................                $   3,577          $   3,627
                                                                                                =========          =========

EARNINGS PER SHARE - BASIC .....................................................                $    0.20          $    0.21

EARNINGS PER SHARE - DILUTED ...................................................                $    0.20          $    0.20

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC ....................................                   17,575             17,454

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED ..................................                   18,271             18,228




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)                                                                                              Three Months Ended
                                                                                                            ------------------
                                                                                                     March 28,             March 29,
                                                                                                       1998                   1997
                                                                                                    ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .........................................................................              $  3,577               $  3,627
Adjustments to reconcile net earnings to net cash used
 in operating activities:
     Depreciation and amortization of capital leases .................................                 2,270                  2,062
     Amortization of non-compete agreements
      and goodwill ...................................................................                   177                     78
     (Gain) loss on disposal of property, plant
      and equipment ..................................................................                   (24)                    47
     Stock Gift Program and Directors' Stock Grant
      Program expense ................................................................                    22                      1
     Changes in:
       Accounts receivable ...........................................................               (23,501)               (28,005)
       Inventories ...................................................................               (22,725)               (12,052)
       Other .........................................................................                  (122)                  (228)
       Accounts payable ..............................................................                 4,207                 26,233
       Accrued liabilities ...........................................................                (2,578)                (6,271)
                                                                                                    --------               --------
          NET CASH USED IN OPERATING ACTIVITIES ......................................               (38,697)               (14,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of notes receivable .........................................................                  (156)                  (100)
Collection of notes receivable .......................................................                    67                    171
Purchases of property, plant and equipment ...........................................                (6,140)                (3,275)
Proceeds from sale of property, plant and equipment ..................................                    81                     15
Cash used in business combinations ...................................................               (18,644)
Other ................................................................................                   (15)
                                                                                                    --------               --------
          NET CASH USED IN INVESTING ACTIVITIES ......................................               (24,807)                (3,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable ......................................................                68,900                 17,500
Proceeds from issuance of common stock ...............................................                    35                     23
Repayment of long-term debt ..........................................................                  (388)                  (915)
                                                                                                    --------               --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................                68,547                 16,608
                                                                                                    --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................                 5,043                 (1,089)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................                 3,157                  1,330
                                                                                                    --------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................              $  8,200               $    241
                                                                                                    ========               ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ........................................................................              $    482               $    204
     Income taxes ....................................................................                   520                    160

NON-CASH INVESTING ACTIVITIES:
Officer's stock note receivable ......................................................                                     $    400
Note payable - non-compete ...........................................................              $    146

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(in thousands, except share data)                                                         Foreign
                                                         Additional                      Currency         Officers'
                                          Common          Paid-In         Retained      Translation      Stock Notes
                                          Stock           Capital         Earnings      Adjustment        Receivable       Total
                                          -----           -------         --------      ----------        ----------       -----
BALANCE AS OF 12/27/97 ..........       $  17,572       $  29,855         $70,253         ($  882)          ($ 900)       $ 115,898

    Net earnings ................                                           3,577                                             3,577

    Other comprehensive
      income ....................                                                             266                               266

    Issuance of
      4,585 shares ..............               5              51                                                                56

    Payments received
      on officers'
      stock notes
      receivable ................                                                                               66               66
                                        ---------       ---------       ---------       ---------        ---------        ---------

BALANCE AS OF 3/28/98 ...........       $  17,577       $  29,906       $  73,830       ($    616)       ($    834)       $ 119,863
                                        =========       =========       =========       =========        =========        =========



BALANCE AS OF 12/28/96 ..........       $  17,438       $  28,446       $  56,426       ($    830)       ($    665)       $ 100,815

    Net earnings ................                                           3,627                                             3,627

    Other comprehensive
      income ....................                                                              64                                64

    Issuance of
      32,253 shares .............              32             392                                                               424

    Issuance of
      officers' stock
      notes receivable ..........                                                                             (400)            (400)

    Payments received
      on officers'
      stock notes
      receivable ................                                                                              128              128
                                        ---------       ---------       ---------       ---------        ---------        ---------

BALANCE AS OF 3/29/97 ...........       $  17,470       $  28,838       $  60,053          ($ 766)       ($    937)       $ 104,658
                                        =========       =========       =========       =========        =========        =========



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

       In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 1997.

       Certain reclassifications have been made to the consolidated condensed statement of earnings for the first quarter of 1997 to conform to the classifications used in the first quarter of 1998.


B.     EARNINGS PER COMMON SHARE

       In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share." Basic EPS is calculated as net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using an approach similar to the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by APB No. 15. This new statement was effective for financial statements issued for the interim and annual periods ending after December 15, 1997.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       Pursuant to the above-mentioned accounting standard, basic EPS is calculated based on the weighted average number of common shares outstanding during the periods presented, while diluted EPS is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods presented, giving effect to stock options granted in 1993 and 1998, utilizing the "treasury stock" method.

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share date).

                                                For the Three Months Ended 3/28/98             For the Three Months Ended 3/29/97
                                            -------------------------------------------      ---------------------------------------
                                                      Net                          Per            Net                           Per
                                                   Earnings       Shares          Share        Earnings       Shares           Share
                                                 (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                                 -----------   -------------     ------      -----------    -------------     ------
EPS - BASIC
Net earnings available to
common shareholders ......................         $3,577         17,575         $ 0.20         $3,627         17,454         $ 0.21
                                                                                 ======                                       ======

EFFECT OF DILUTIVE SECURITIES
Options ..................................                           696                                          774
                                                   ------         ------                        ------         ------

EPS - DILUTED
Net earnings available to
common shareholders and
assumed conversions ......................         $3,577         18,271         $ 0.20         $3,627         18,228         $ 0.20
                                                   ======         ======         ======         ======         ======         ======

       Options to purchase 180,000 shares of common stock at exercise prices ranging from $15.77 to $24.46 were outstanding at March 28, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.


C.     STOCK BASED COMPENSATION

       In January 1998, the Company granted 346,506 incentive stock options under the recently approved Long Term Stock Incentive Plan. Options were granted to employees and officers of the Company at exercise prices ranging from $13.1875 to $24.4600, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2001 through 2013, and the option recipients must be employed by the Company at the time of exercise.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25, providing pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts) for the three months ended March 28, 1998.

                  Net Earnings:
                      As Reported..............     $3,577
                      Pro Forma................      1,829

                  EPS - Basic:
                      As Reported..............        .20
                      Pro Forma................        .10

                  EPS - Diluted:
                      As Reported..............        .20
                      Pro Forma................        .10

       Because the SFAS 123 method of accounting has not been applied to options granted prior to fiscal year 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       The fair value of each option granted in 1998 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                      Risk Free Interest Rate.............        6.20%
                      Expected Life.......................    7.6 years
                      Expected Volatility.................       28.35%
                      Expected Dividend Yield.............        0.41%


D.     NEW ACCOUNTING STANDARDS

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income includes net earnings adjusted for foreign currency translation adjustments. Comprehensive income was

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       approximately $3.8 million and $3.7 million for the quarters ended March 28, 1998 and March 29, 1997, respectively.


E.     BUSINESS COMBINATIONS

       On December 22, 1997, a subsidiary of the Company completed a merger with Consolidated Building Components, Inc. ("CBC"), a manufacturer of engineered trusses, wall panels and I-joist products for commercial and residential builders and producers of manufactured homes. CBC operates two plants in Northwest Pennsylvania. The Company issued approximately 398,000 shares of its common stock in exchange for all of the stock of CBC. This transaction has been accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger for all periods presented. In addition, CBC's shareholders elected to be taxed as an S-Corporation; therefore, no provision for federal or state income taxes was included in CBC's financials statements for 1997.

       On December 29, 1997, a partnership of the Company acquired substantially all of the assets of Structural Lumber Products, Inc. ("SLP"), a manufacturer of engineered trusses and wall panels for residential builders. SLP operates plants in San Antonio, Austin and Dallas, Texas. The total purchase price of the transaction was approximately $18.5 million, funded through the Company's lines of credit. This transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. The excess of the purchase price over the estimated fair value of the acquired assets, was approximately $13.0 million and has been recorded as goodwill, to be amortized on a straight-line basis over 40 years. SLP's results of operations are included in the Company's consolidated condensed financial statements since the date of the acquisition.

       The following unaudited pro forma consolidated results of operations for the three months ended March 29, 1997 assumes the acquisition of SLP occurred on December 29, 1996 (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



           Net sales........................   $     224,546

           Net earnings.....................           3,859

           Earnings per share:
                  Basic.....................   $        0.22
                  Diluted...................   $        0.21
           Weighted average shares outstanding:
                  Basic.....................          17,454
                  Diluted...................          18,228

       The pro forma results above include certain adjustments to give effect to amortization of goodwill, interest expense, compensation of management, certain other adjustments, and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

F.     SUBSEQUENT EVENTS

       On March 30, 1998, a subsidiary of the Company acquired 100% of the outstanding shares of privately held Shoffner Industries, Inc. ("Shoffner") in exchange for $41.1 million in cash and 3 million shares of the Company's common stock. Shoffner is a manufacturer of roof and floor trusses for commercial and residential builders with 14 facilities in 7 states. This transaction will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets acquired based on their estimated fair market values at the date of the acquisition.

       On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The total purchase price for the net assets of AGP comprised, cash of $1.0 million, a note payable of $820,000, and 57,950 shares of the Company's common stock. This transaction will be accounted for as a purchase.

       On April 20, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Component Systems, Inc. ("ACS"), a manufacturer of roof trusses and engineered building components for commercial and residential builders. ACS operates one facility in Lafayette, Colorado. The total purchase price for the net assets of ACS was approximately $27.0 million, funded through the Company's lines of credit.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                  RISK FACTORS

       Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below, the matters included in this report generally and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Lumber Market Volatility:

       The Company experiences significant fluctuations in the cost of lumber products from primary producers. While the Company attempts to minimize its risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect the Company's financial results.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the three months ended March 28, 1998 and March 29, 1997:

                                                         Random Lengths
                                                         Average $/MBF
                                                         -------------
                                                         1998      1997
                                                         ----      ----
                  January............................    $360      $436
                  February...........................     375       444
                  March..............................     369       433

                  Period average.....................    $368      $438

                  Percentage decrease................   16.0%

       The Random Lengths composite price is a weighted average of nine key framing lumber prices chosen from major producing areas and species. The composite price is designed as a broad measure of price movement in the commodity lumber market ("Lumber Market"). The effects of the Lumber Market on the Company's results of operations are discussed below under the captions "Net Sales" and "Cost of Goods Sold and Gross Profit." Depending on the extent of the fluctuation, the type of product and other factors, it could take up to a month for a fluctuation in the Lumber Market to be reflected in the Company's selling prices.


                                   SEASONALITY

       The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's products is highest during the period of April to August. Accordingly, the Company's sales tend to be greater during its second and third quarters. To support this sales peak, the Company builds its inventory of finished goods throughout the winter and spring. Therefore, quantities of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and fourth quarters. As a result, the Company's financial performance may be negatively affected by prolonged declines in the Lumber Market during its primary selling season. The Company attempts to mitigate this risk through certain supply programs with vendors. These programs allow the Company to carry a lower investment in inventories, and include those materials which are most susceptible to adverse changes in the Lumber Market.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                              BUSINESS COMBINATIONS

          The Company has strategic objectives which include manufacturing and distributing engineered building components for conventional site-built housing and commercial structures, a new market for the Company, and increasing its sales of specialty wood packaging products to industrial users. Management plans to accomplish these objectives through internal growth and by acquiring profitable market leaders with strong management. In line with this strategy, the Company completed the following acquisitions in fiscal year 1998:

- On December 29, 1997, a partnership of the Company acquired substantially all of the assets of Structural Lumber Products, Inc. ("SLP"), a manufacturer of engineered trusses and wall panels for residential builders. SLP operates plants in San Antonio, Austin and Dallas, Texas. The total purchase price of the transaction was approximately $18.5 million, funded through the Company's lines of credit. SLP had net sales in fiscal 1997 totaling approximately $22.0 million.

- On March 30, 1998, a subsidiary of the Company acquired 100% of the outstanding shares of privately held Shoffner Industries, Inc. ("Shoffner") in exchange for $41.1 million in cash and 3 million shares of the Company's common stock. Shoffner is a manufacturer of roof and floor trusses for commercial and residential builders with 14 facilities in 7 states. Shoffner had net sales in fiscal 1997 totaling approximately $90.0 million.

- On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The total purchase price for the net assets of AGP comprised cash of $1.0 million, a note payable of $820,000, and 57,950 shares of the Company's common stock. AGP had net sales in fiscal 1997 totaling approximately $4.0 million.

- On April 20, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Component Systems, Inc. ("ACS"), a manufacturer of roof trusses and engineered building components for commercial and residential builders. ACS operates one facility in Lafayette, Colorado. The total purchase price of ACS was approximately $27.0 million, funded through the Company's lines of credit. ACS had net sales in fiscal 1997 totaling approximately $39.0 million.

       The Company regularly evaluates the acquisition of, and holds discussions with, various potential acquisition candidates. As a general rule, the Company publicly announces such acquisitions only after a letter of intent is signed or a definitive purchase agreement is reached.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                              RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the components of the Company's Consolidated Statement of Earnings as a percentage of net sales.

                                                                 For the Three Months Ended
                                                                 --------------------------
                                                                    March 28,   March 29,
                                                                      1998        1997
                                                                   ---------    ---------
Net sales...................................................        100.0%          100.0%
Cost of goods sold..........................................         89.7            90.6
                                                                   ---------       ------

Gross profit................................................         10.3             9.4
Selling, general, and administrative expenses...............          7.2             6.4
                                                                  ----------       ------

Earnings from operations....................................          3.1             3.0
Other expense, net..........................................          0.7             0.5
                                                                  ----------       ------

Earnings before income taxes................................          2.4             2.5
Income taxes................................................          0.9             0.9
                                                                  ----------       ------

Net earnings................................................          1.5%            1.6%
                                                                   =======         =======

NET SALES

       The Company manufactures, treats and distributes lumber and other products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, industrial and commercial and residential building markets. Its sales comprise a single industry segment. The Company's strategic objectives relative to sales include:

- Diversifying the Company's end market sales mix by increasing its sales to industrial users of specialty wood packaging and builders of conventional site-built housing and commercial structures.

- Maximizing its sales of "value-added" products. Value-added product sales consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM), and YardLine(R) trade names, trusses sold to the manufactured housing market, specialty wood packaging sold to industrial users, and engineered building components (e.g. roof and floor trusses, wall panels, joists and I-beams). Value-added products generally carry higher net margins than sales of commodity-based products

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



  and are less susceptible to Lumber Market volatility. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%.

- Increasing unit sales to each of the Company's core markets, DIY and manufactured housing.

  In order to measure its progress toward attaining these objectives, management analyzes the following financial data relative to sales:

-   Sales by market classification.

- The percentage change in sales attributable to changes in overall selling prices versus changes in the quantity of units shipped.

-   The ratio of value-added product sales to total sales.

    This information is presented in the narrative and tables which follow.

        The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.


                                                  For the Three Months Ended
                                        ----------------------------------------------
                                           March 28,                 March 29,
Market Classification                        1998         %            1997          %
---------------------                   -------------  -------    -------------   ----
DIY...................................     $107,201      45.0%       $ 96,136      43.8%
Manufactured Housing..................       95,114      39.9          93,835      42.8
Wholesale Lumber......................       13,369       5.6          14,410       6.6
Industrial............................       14,226       6.0          12,158       5.5
Commercial and Residential............        8,287       3.5           2,911       1.3
                                           --------     ------       --------     ------
Total                                      $238,197     100.0%       $219,450     100.0%
                                           ========     ======       ========     ======


       1997 sales by market include CBC, whose financial results have been pooled with the Company's.

       Net sales in the first quarter of 1998 increased $18.7 million or 8.5% compared to the first quarter of 1997, reflecting an estimated 14.0% increase in units shipped combined with an estimated 5.5% decrease in overall selling prices. The increase in units shipped was primarily driven by sales from the plants acquired from SLP, coupled with increased unit sales to the DIY market. The trend in the Lumber Market was relatively flat in the first quarter of 1998, consistent with the trend in the

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



Lumber Market in the first quarter of 1997. However, the level of the average Lumber Market in 1998 was 16.0% lower than the level of the first quarter of 1997. The lower level of the Lumber Market caused the Company's overall selling prices to decrease (see graph, Page 13).

       The following table presents, for the periods and markets indicated, the Company's percentage of value-added and commodity-based sales to total sales.

                                             For the Three Months Ended
                                        --------------------------------------
                                         March 28, 1998         March 29, 1997
                                         --------------        ---------------
Value-Added...........................         35.1%                 31.6%
Commodity Based.......................         64.9%                 68.4%

       The ratios above include the effect of pooling CBC.

       The Company implemented a new sales information system in the third quarter of 1997, improving its ability to analyze sales by product and market. As a result of this new system, and with consideration to the strategic objectives outlined above, management reclassified certain products between the value-added and commodity-based categories. Under the prior classifications, value-added sales to total sales for the first quarter of 1998 and 1997 were 39.1% and 34.2%, respectively.

DIY:

       Net sales to the DIY market increased approximately $11.1 million, or 11% in the first quarter of 1998, compared to the first quarter of 1997, due primarily to an increase in unit sales, as overall selling prices remained flat compared to the prior period. The increase in unit sales was to certain national retail chains. The Company has strong relationships with these national customers, centered around its ability to provide quality products and services at competitive prices. As these national retail customers continue to capture additional market share in the industry, management believes it is well positioned to increase its market share.

Manufactured Housing:

       Net sales to the manufactured housing market increased approximately $1.3 million, or 1%, in the first quarter of 1998, compared to the first quarter of 1997, primarily due to an increase in unit sales, offset by a decrease in overall selling prices. Overall selling prices to this market decreased as a result of the lower level of the Lumber Market during the first quarter of 1998 compared to the first quarter of 1997.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



Wholesale:

       Net sales to the wholesale market decreased approximately $1.0 million, or 7%, in the first quarter of 1998, compared to the first quarter of 1997, primarily due to an overall decrease in selling prices attributable to the comparatively lower level of the Lumber Market during these periods.

Industrial:

       Net sales to the industrial market increased approximately $2.1 million, or 17%, in the first quarter of 1998, compared to the first quarter of 1997, primarily due to an increase in unit sales as the Company continues to obtain additional market share. In addition, the recent acquisition of AGP (subsequent to March 28, 1998) provides the Company with new opportunities in this market.

Commercial and Residential:

       Net sales to the commercial and residential market increased approximately $5.4 million primarily due to an increase in unit sales, attributable to the acquisition of SLP. Sales in the first quarter of 1997 represent the commercial and residential sales of CBC. The acquisitions of Shoffner and ACS (subsequent to March 28, 1998) are expected to increase sales to this market by over $100 million for the balance of the year.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased to 10.3% in the first quarter of 1998 compared to 9.4% in the first quarter of 1997. This increase was primarily due to a combination of the following factors:

- The effect of sales to the commercial and residential market as a result of the acquisitions of CBC and SLP.

-  Increased fence sales in the Company's Eastern Division.

- The increases above were offset by decreased margins on trusses sold to the manufactured housing market.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased approximately $3.3 million, or 23.7%, comparing the first quarter of 1998 to the first quarter of 1997. The net increase was primarily due to:

- Expenses added through the business acquisition of SLP, and new operations in Albuquerque, New Mexico (I-joist plant) and Lodi, Ohio (treating plant).

- General increases in selling and administrative headcount to support the growth of the business.

- Increases in accrued incentive compensation expenses related to profitability.

- Increases in customer rebates, travel and certain other variable expenses tied to sales.

OTHER EXPENSE, NET

       Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $684,000, comparing the first quarter of 1998 to the first quarter of 1997, due to an increase in short-term debt. The Company funded the cash portion of the purchase price for recent acquisitions utilizing its lines of credit, and its investment in inventories at its existing plants has increased due to anticipation of a strong sales increase in the second quarter of 1998.

INCOME TAXES

       The Company's effective tax rate is 37.4% for the first quarter of 1998 compared to 34.9% for the first quarter of 1997. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. The Company recognized a lower effective tax rate in the first quarter of 1997 due primarily to the extent of pre-tax earnings it pooled for CBC (a former S-Corporation) for that period.

REORGANIZATION AND OTHER COSTS

       In the fourth quarter of 1997, the Company announced a plan of reorganization, which was discussed in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 1997. Management believes the reorganization will allow the Company to be more

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



efficient in its procurement of raw materials, improve the utilization of its assets, and take advantage of its national presence to create new business opportunities with national customers and vendors.

       The Company did not incur any material charges associated with the reorganization during the first quarter of 1998. The Company expects to incur additional costs and capital expenditures related to the reorganization for the balance of 1998 totaling about $1.2 million and $3.5 million, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities in the first quarter of 1998 increased to approximately $38.7 million from approximately $14.5 million in the first quarter of 1997. The increase in cash used in operating activities is primarily due to higher inventory levels to support forecasted second quarter sales growth and lower accounts payable due to the timing of payments to vendors.

         Due to the seasonality of its business, management believes the Company's cash cycle (days outstanding plus days supply of inventory less days payables outstanding) is a better indicator of its working capital management. The Company's cash cycle increased to 62.2 days in the first quarter of 1998 from 53.3 days in the first quarter of 1997 as the Company's average investment in inventories relative to sales has increased.

         Cash flow used in investing activities increased to approximately $24.8 million in the first quarter of 1998 compared to approximately $3.2 million in the first quarter of 1997. The Company used approximately $18.5 million in cash to acquire SLP. Capital expenditures totaled $6.2 million for the first quarter of 1998, primarily to replace existing machinery and equipment, expand current operating capacity, improve production efficiencies, and set up commercial and residential truss manufacturing lines at two existing facilities. The Company plans to spend approximately $19 million for the year on capital expenditures.

         Cash flows provided by financing activities for the first quarter of 1998 consisted primarily of net borrowings on notes payable to fund recent acquisitions and working capital requirements. The Company had amounts outstanding on lines of credit totaling $73.4 million on March 28, 1998, and had approximately $120 million which remained available.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

         The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of remedial actions when situations requiring such action arise. The Company owns

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



and operates seventeen facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, the Company may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Remediation activities are currently being conducted or planned at the Company's Granger, Indiana; North East, Maryland; Union City, Georgia; and Elizabeth City, North Carolina treatment facilities.

         The Company has accrued, in other current and long-term liabilities, amounts totaling $2.2 million and $1.7 million at March 28, 1998 and March 29, 1997. These represent estimated costs to complete remediation efforts currently in process and those expected to occur in the future. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.


                                 "THE YEAR 2000"

         The Company has undertaken a complete review of its business and financial systems, and has concluded it will not have any material "Year 2000" issues with the computer programs which drive these systems. Accordingly, management does not expect to incur any significant programming costs in this area. The Company continues to review its other ancillary systems and the systems of its significant customers and vendors to ensure there are no material issues with respect to these programs. The Company does not believe that adverse findings in the review of its significant customers' and vendors' systems would have a material effect on its operating results.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities not registered under the Securities Act.


                                     Date of       Class of     Number                           Consideration
                                       Sale         Stock      of Shares    Purchasers            Exchanged
                                       ----         -----      ---------    ----------            ---------
Employee Stock Gift Program          Various       Common         100        Eligible officers      None
                                                                             and employees

Directors' Stock Grant Program       01/14/98      Common       1,500        Directors              Director
                                                                                                    services


                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNIVERSAL FOREST PRODUCTS, INC.



Date:  May 12, 1998                     By:  /s/ William G. Currie
     -----------------------------           -------------------------------
                                              William G. Currie
                                        Its:  President and Chief Executive
                                              Officer




Date:  May 12, 1998                     By:  /s/ Elizabeth A. Bowman
     -----------------------------           -------------------------------
                                             Elizabeth A. Bowman
                                        Its: Executive Vice President of
                                             Finance and Administration and
                                             Treasurer (Principal Financial
                                             Officer)

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX


Exhibit No.         Description                                     Page No.
-----------         -----------                                     --------

   27               Financial Data Schedule                           25

   27.1QTR97        Financial Data Schedule                           29