Form 10-Q
period 1998-06-27
UNIVERSAL FOREST PRODUCTS INC
filed 1998-08-11
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Michigan                                          38-1465835
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


2801 East Beltline NE, Grand Rapids, Michigan                49525
---------------------------------------------              ----------
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                Outstanding as of August 1, 1998
-----------------------------------            --------------------------------
Common stock, no par value                               20,722,437

================================================================================

                                      INDEX


                                                                        PAGE NO.
PART I.    FINANCIAL INFORMATION.

  Item 1.  Financial Statements.

           Consolidated Condensed Balance Sheets at June 27, 1998
               and December 27, 1997.                                          3

           Consolidated Condensed Statements of Earnings for the Three and
               Six Months Ended June 27, 1998 and June 28, 1997.               4

           Consolidated Condensed Statements of Cash Flows for the Six
               Months Ended June 27, 1998 and June 28, 1997.                   5

           Consolidated Condensed Statements of Shareholders' Equity
               for the Periods Ended June 27, 1998 and June 28, 1997.        6-7

           Notes to Consolidated Condensed Financial Statements.            8-14

  Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     15-25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. -
                  NOT APPLICABLE


PART II.   OTHER INFORMATION.

  Item 1.  Legal Proceedings - NONE.

  Item 2.  Changes in Securities.                                             26

  Item 3.  Defaults Upon Senior Securities - NONE.

  Item 4.  Submission of Matters to a Vote of Security Holders.               27

  Item 5.  Other Information - NONE.

  Item 6.  Exhibits and Reports on Form 8-K.

           (a)     Exhibit Index.                                             29

           (b)     Reports on Form 8-K                                        30

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)

                                                                                          June 27,   December 27,
                                                                                            1998        1997
                                                                                       -----------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................................  $     7,562   $    3,157
     Accounts receivable (net of allowance for doubtful accounts of
       $1,442 and $449)..............................................................       91,500       35,616
     Inventories:
         Raw materials...............................................................       42,918       38,240
         Finished goods..............................................................       82,208       72,923
                                                                                       -----------   ----------
                                                                                           125,126      111,163
     Other current assets............................................................        4,993        7,701
                                                                                       -----------   ----------
              TOTAL CURRENT ASSETS...................................................      229,181      157,637

OTHER ASSETS.........................................................................        4,943        4,474
GOODWILL AND NON-COMPETE AGREEMENTS, NET.............................................       94,356        2,525

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost..........................................      176,147      116,715
     Accumulated depreciation and amortization.......................................      (57,149)     (51,968)
                                                                                       -----------   ----------
              PROPERTY, PLANT AND EQUIPMENT, NET.....................................      118,998       64,747
                                                                                       -----------   ----------
                                                                                       $   447,478   $  229,383
                                                                                       ===========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable...................................................................  $   120,400   $    4,500
     Accounts payable................................................................       50,657       34,053
     Accrued liabilities:
         Compensation and benefits...................................................       19,188       16,345
         Other ......................................................................        6,160        3,167
     Current portion of long-term debt and capital lease obligations.................       12,771        9,789
                                                                                       -----------   ----------
              TOTAL CURRENT LIABILITIES..............................................      209,176       67,854

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion...................................................       44,401       39,752
DEFERRED INCOME TAXES................................................................        7,162        1,766
OTHER LIABILITIES....................................................................        5,988        4,113

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000;
       issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000;
       issued and outstanding, 20,699,937 and 17,572,262.............................       20,700       17,572
     Additional paid-in capital......................................................       77,388       29,855
     Retained earnings...............................................................       84,228       70,253
     Foreign currency translation adjustment.........................................         (747)        (882)
                                                                                       -----------   ----------
                                                                                           181,569      116,798
     Officers' stock notes receivable................................................         (818)        (900)
                                                                                       -----------   ----------
                                                                                           180,751      115,898
                                                                                       -----------   ----------
                                                                                       $   447,478   $  229,383
                                                                                       ===========   ==========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share amounts)

                                                       Three Months Ended                 Six Months Ended
                                                  ------------------------------    ---------------------------
                                                     June 27,       June 28,          June 27,        June 28,
                                                       1998            1997             1998            1997
                                                  --------------- --------------    -------------  ------------

NET SALES     ...................................  $  388,677     $  348,060        $  626,874     $  567,510

COST OF GOODS SOLD...............................     342,362        314,616           555,986        513,546
                                                   ----------     ----------        ----------     ----------

GROSS PROFIT.....................................      46,315         33,444            70,888         53,964

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................      25,251         17,412            42,521         31,373
                                                   ----------     ----------        ----------     ----------

EARNINGS FROM OPERATIONS.........................      21,064         16,032            28,367         22,591

OTHER EXPENSE (INCOME):
     Interest expense............................       3,060          1,266             4,732          2,332
     Interest income.............................         (44)           (47)              (79)          (161)
     Other, net..................................         (97)           (79)             (141)           (47)
                                                   ----------     ----------        ----------     ----------

          TOTAL OTHER EXPENSE....................       2,919          1,140             4,512          2,124
                                                   ----------     ----------        ----------     ----------

EARNINGS BEFORE INCOME TAXES.....................      18,145         14,892            23,855         20,467

INCOME TAXES.....................................       7,022          5,375             9,155          7,323
                                                   ----------     ----------        ----------     ----------

NET EARNINGS.....................................  $   11,123     $    9,517        $   14,700     $   13,144
                                                   ==========     ==========        ==========     ==========

EARNINGS PER SHARE - BASIC.......................  $     0.54     $     0.54        $     0.77     $     0.75

EARNINGS PER SHARE - DILUTED.....................  $     0.52     $     0.52        $     0.74     $     0.72

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC............................      20,677         17,520            19,126         17,487

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED..........................      21,391         18,209            19,831         18,218




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                            Six Months Ended
                                                                                      --------------------------
                                                                                        June 27,        June 28,
                                                                                          1998            1997
                                                                                      -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ......................................................................  $   14,700     $   13,144
Adjustments to reconcile net earnings to net cash provided by (used in)
 operating activities:
     Depreciation and amortization of capital leases................................       5,363          4,532
     Amortization of non-compete agreements and goodwill............................         924            132
     (Gain) loss on disposal of property, plant and equipment.......................          46             29
     Stock Gift Program and Directors' Stock Grant Program expense..................          21              3
     Changes in:
       Accounts receivable..........................................................     (37,247)       (38,910)
       Inventories..................................................................       3,086        (12,269)
       Other  ......................................................................        (335)          (762)
       Accounts payable.............................................................      13,820         36,202
       Accrued liabilities..........................................................       6,755         (4,267)
                                                                                      -----------    ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......................       7,133         (2,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable......................................................          94            203
Purchases of property, plant and equipment..........................................     (10,513)        (7,188)
Proceeds from sale of property, plant and equipment.................................         199            132
Acquisitions, net of cash received..................................................     (92,931)
Other...............................................................................        (190)
                                                                                      -----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES.....................................    (103,341)        (6,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable.....................................................     115,900         12,100
Proceeds from issuance of common stock..............................................         364            548
Cash dividends to shareholders......................................................        (725)          (515)
CBC shareholder distributions.......................................................                        (18)
Repayment of long-term debt.........................................................     (14,926)        (2,501)
Repurchase of common stock..........................................................                     (1,118)
                                                                                      -----------    ----------
          NET OF CASH PROVIDED BY FINANCING ACTIVITIES..............................     100,613          8,496
                                                                                      -----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................       4,405           (523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................       3,157          1,330
                                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD............................................  $    7,562     $      807
                                                                                      ==========     ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest......................................................................  $    4,502     $    2,173
      Income taxes..................................................................       4,513          6,318

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements..........................  $    2,373
Note payable issued in business combination.........................................         820
Property, plant and equipment acquired through capital leases.......................         179
Fair market value of common stock issued in business combinations...................      50,511
Officer's stock note receivable ....................................................                 $      400


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


(in thousands, except share data)                                                    Foreign      Officers'
                                                         Additional                 Currency       Stock
                                             Common       Paid-In      Retained    Translation     Notes
                                             Stock        Capital     Earnings      Adjustment   Receivable      Total
                                          ----------   ----------    ----------    ------------  ----------   -----------
BALANCE AS OF 12/27/97..................  $   17,572   $   29,855    $   70,253     ($     882)  ($     900)  $  115,898

    Net earnings.......................                                   3,577                                    3,577

    Issuance of 4,585 shares...........            5           51                                                     56

    Foreign currency translation
     adjustment........................                                                    266                       266

    Payments received on officers'
      stock notes receivable...........                                                                  66           66
                                         -----------   ----------    ----------     ----------   ----------   ----------

BALANCE AS OF 3/28/98..................  $    17,577   $   29,906    $   73,830     ($     616)  ($     834)  $  119,863

    Net earnings.......................                                  11,123                                   11,123

    Dividend paid......................                                    (725)                                    (725)

    Issuance of 3,123,090 shares.......        3,123       47,482                                                 50,605

    Foreign currency translation
      adjustment.......................                                                   (131)                     (131)

    Payments received on officers'
      stock notes receivable...........                                                                  16           16
                                         -----------   ----------   -----------     ----------   ----------   ----------

BALANCE AS OF 6/27/98..................  $    20,700   $   77,388   $    84,228     ($     747)  ($     818)  $  180,751
                                         ===========   ==========   ===========     ==========   ==========   ==========

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


(in thousands, except share data)                                                   Foreign      Officers'
                                                        Additional                  Currency       Stock
                                             Common      Paid-In      Retained     Translation    Notes
                                             Stock       Capital      Earnings     Adjustment   Receivable     Total
                                          ----------   ----------    -----------  ------------  ----------  ----------
BALANCE AS OF 12/28/96..................  $   17,438   $   28,446    $    56,426  ($       830)  ($   665)  $  100,815

     Net earnings.......................                                   3,627                                 3,627

     Issuance of 32,253 shares..........          32          392                                                  424

     Foreign currency translation
       adjustment.......................                                                    64                      64

     Issuance of officers' stock
       notes receivable.................                                                             (400)        (400)

     Payments received on officers'
       stock notes receivable...........                                                              128          128
                                          ----------   ----------    -----------  ------------   --------   ----------

BALANCE AS OF 3/29/97...................  $   17,470   $   28,838    $    60,053  ($       766)  ($   937)  $  104,658

     Net earnings.......................                                   9,517                                 9,517

     Dividend paid......................                                    (515)                                 (515)

     Issuance of 180,105 shares.........         180          346                                                  526

     Repurchase of 82,502 shares........         (82)                     (1,036)                               (1,118)

     CBC shareholder distributions......                                     (18)                                   18)

     Foreign currency translation
       adjustment.......................                                                   (80)                    (80)

     Payments received on officers'
       stock notes receivable...........                                                               28           28
                                          ----------   ----------     ----------  ------------   --------   ----------

BALANCE AS OF 6/28/97...................  $   17,568   $   29,184     $   68,001  ($       846)  ($   909)  $  112,998
                                          ==========   ==========     ==========  ============   ========   ==========


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

       In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations, changes in shareholders' equity and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 1997.

       Certain reclassifications have been made to the 1997 consolidated condensed statement of earnings to conform to the classifications used in 1998.


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

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data).

                                           Three Months Ended 6/27/98              Three Months Ended 6/28/97
                                       ---------------------------------      ----------------------------------
                                          Net                       Per            Net                     Per
                                       Earnings       Shares       Share        Earnings      Shares      Share
                                      (Numerator) (Denominator)   Amount       (Numerator) (Denominator)  Amount
                                      ----------- -------------   ------      ------------ -------------  ------
       EPS - BASIC
       Net earnings available to
       common shareholders............  $  11,123       20,677     $0.54      $   9,517       17,520      $0.54
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     714                                   689
                                        ---------       ------                ---------       ------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       assumed conversions............  $  11,123       21,391     $0.52      $   9,517       18,209      $0.52
                                        =========       ======     =====      =========       ======      =====

                                            Six Months Ended 6/27/98               Six Months Ended 6/28/97
                                      -----------------------------------     ---------------------------------
                                          Net                       Per           Net                     Per
                                       Earnings       Shares       Share       Earnings      Shares      Share
                                      (Numerator)  (Denominator)   Amount     (Numerator) (Denominator)  Amount
                                      -----------  -------------   ------     ----------- -------------  ------
       EPS - BASIC
       Net earnings available to
       common shareholders............  $  14,700       19,126     $0.77      $  13,144       17,487      $0.75
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     705                                   731
                                        ---------       ------                ---------       ------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       assumed conversions............  $  14,700       19,831     $0.74      $  13,144       18,218      $0.72
                                        =========       ======     =====      =========       ======      =====

Options to purchase 260,000 shares of common stock at exercise prices ranging from $17.4375 to $31.3000 were outstanding at June 27, 1998, but were not included in the computation of

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.


C.     STOCK BASED COMPENSATION

       In January 1998, the Company granted incentive stock options for 346,506 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to certain employees and officers of the Company at exercise prices ranging from $13.1875 to $24.4600, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2001 through 2013, and the option recipients must be employed by the Company at the time of exercise.

       On April 22, 1998, the Company granted incentive stock options for 125,000 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to certain employees and officers of the Company at exercise prices ranging from $17.4375 to $31.300, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2001 through 2013, and the option recipients must be employed by the Company at the time of exercise.

       On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25, providing pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts).

                                             Three Months Ended            Six Months Ended
                                                June 27, 1998                June 27, 1998
                                             ------------------            ----------------
            Net Earnings:
                As Reported..............         $   11,123               $    14,700
                Pro Forma................             10,294                    12,123

            EPS - Basic:
                As Reported..............         $     0.54               $      0.77
                Pro Forma................         $     0.50               $      0.63

            EPS - Diluted:
                As Reported..............         $     0.52               $      0.74
                Pro Forma................         $     0.48               $      0.61

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



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
                      Expected Life.......................    8.0 years
                      Expected Volatility.................       28.35%
                      Expected Dividend Yield.............        0.41%


D.     NEW ACCOUNTING STANDARDS

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings adjusted for foreign currency translation adjustments. Comprehensive income was approximately $11.0 million and $9.4 million for the three months ended June 27, 1998 and June 28, 1997, respectively, and $14.8 million and $13.1 million for the six months ended June 27, 1998 and June 28, 1997, respectively.

       Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company does not expect that the adoption of this new accounting standard will have a significant effect on its consolidated financial statement disclosures, as the Company currently operates as a single operating segment.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



E.     BUSINESS COMBINATIONS

       On December 22, 1997, a subsidiary of the Company completed a merger with Consolidated Building Components, Inc. ("CBC"), a manufacturer of engineered trusses, wall panels and I-joist products for commercial and residential builders and producers of manufactured homes. CBC operates two plants in Northwest Pennsylvania. The Company issued approximately 398,000 shares of its common stock in exchange for all of the stock of CBC. This transaction has been accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger for all periods presented. In addition, CBC's shareholders elected to be taxed as an S-Corporation; therefore, no provision for federal or state income taxes was included in CBC's financial statements for 1997.

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

       On March 30, 1998, a subsidiary of the Company acquired 100% of the outstanding shares of privately held Shoffner Industries, Inc. ("Shoffner") in exchange for $41.1 million in cash, funded through the Company's lines of credit and 3 million shares of the Company's common stock. Shoffner is a manufacturer of roof and floor trusses for commercial and residential builders with 14 facilities in 7 states. This transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. The excess of the purchase price over the estimated fair value of the acquired assets was approximately $66.6 million and has been recorded as goodwill, to be amortized on a straight-line basis over 40 years. Shoffner's results of operations are included in the Company's consolidated condensed financial statements since the date of the acquisition.

       On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The total purchase price for the net assets of AGP comprised cash of $1.0 million, a note payable of $820,000, and 57,950 shares of the Company's common stock. This transaction has

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       been accounted for as a purchase and AGP's results of operations are included in the Company's consolidated condensed financial statements since the date of the acquisition.

       On April 20, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Component Systems, Inc. ("ACS"), a manufacturer of roof trusses and engineered building components for commercial and residential builders. ACS operates one facility in Lafayette, Colorado. The total purchase price for the net assets of ACS was approximately $27.0 million, funded through the Company's lines of credit. This transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. The excess of the purchase price over the estimated fair value of the acquired assets was approximately $10.5 million and has been recorded as goodwill, to be amortized on a straight-line basis over 40 years. ACS's results of operations are included in the Company's consolidated condensed financial statements since the date of the acquisition.

       On June 4, 1998, a subsidiary of the Company acquired substantially all of the assets of Industrial Lumber Company, Inc. ("ILC"), a distributor of low grade cut lumber for packaging. ILC's assets will be consolidated with the Company's current operation in Stockton, CA. The total purchase price for the net assets of ILC consisted of $3.0 million in cash, funded through the Company's lines of credit, and notes payable totaling approximately $2.2 million exchanged for non-compete agreements. This transaction has been accounted for as a purchase. ILC's results of operations are included in the Company's consolidated condensed financial statements since the date of the acquisition.

       In addition, the Company completed other business combinations during the first six months of 1998 which are insignificant and have been excluded from the discussion above.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       The following unaudited pro forma consolidated results of operations for the six months ended June 27, 1998 and June 28, 1997 assumes the acquisitions of CBC, SLP, Shoffner, and ACS occurred on December 29, 1996 (in thousands, except per share data). The pro forma effect of AGP, ILC and certain other acquisitions are not included because they are not material individually, or in the aggregate:

                                                     Six Months Ended           Six Months Ended
                                                       June 27, 1998              June 28, 1997
                                                     ----------------           ----------------
           Net sales...........................        $   657,094                 $   638,270

           Net earnings........................             15,267                      16,238

           Earnings per share:
                  Basic........................        $      0.74                 $      0.79
                  Diluted......................        $      0.71                 $      0.76
           Weighted average shares outstanding:
                  Basic........................             20,659                      20,545
                  Diluted......................             21,364                      21,276

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Cyclicality:

       As a result of recent business combinations, management believes the Company's ability to achieve growth in sales and margins has become more dependent than it was in the past on general economic conditions (i.e. interest rates, housing starts, and unemployment levels). To the extent these conditions change significantly in the future, the Company's financial results could be impacted.

                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the six months ended June 27, 1998 and June 28, 1997:

                                                         Random Lengths
                                                         Average $/MBF
                                                         --------------
                                                         1998      1997
                                                         ----      ----
                  January............................    $360      $436
                  February...........................     375       444
                  March..............................     369       433
                  April..............................     369       457
                  May................................     331       444
                  June...............................     332       430

                  Period average.....................    $356      $441

                  Percentage decrease................    19.3%

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

       Management believes the overall decline in the Lumber Market can be attributed to the following factors which have caused an over supply of lumber in North America.

-  Current economic conditions in Asia.

-  Greater production efficiencies by sawmills.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


- The emergence and growing acceptance of substitute products for traditional lumber. For example, wood I-joists are increasingly used in place of certain sizes of lumber.

                                   SEASONALITY

       The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's products is highest during the period of April to August. Accordingly, the Company's sales tend to be greater during its second and third quarters. To support this sales peak, the Company builds its inventory of finished goods throughout the winter and spring. Therefore, quantities of raw materials and finished goods inventories tend to be at their highest, relative to sales, during the Company's first and fourth quarters. As a result, the Company's financial performance may be negatively affected by prolonged declines in the Lumber Market during its primary selling season. The Company attempts to mitigate this risk through certain supply programs with vendors. These programs allow the Company to carry a lower investment in inventories, including those materials which are most susceptible to adverse changes in the Lumber Market.

                              BUSINESS COMBINATIONS

       The Company has strategic objectives which include manufacturing and distributing engineered wood components for site-built construction, a new market for the Company, and increasing its sales of specialty wood packaging products to industrial users. Management plans to accomplish these objectives through internal growth and by acquiring profitable market leaders with strong management. In line with this strategy, the Company completed the following acquisitions in fiscal year 1998:

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

- On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


   total purchase price for the net assets of AGP was comprised of cash totaling approximately $1.0 million, a note payable of $820,000, and 57,950 shares of the Company's common stock. AGP had net sales in fiscal 1997 totaling approximately $4.0 million.

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

- On June 4, 1998, a subsidiary of the Company acquired substantially all of the assets of Industrial Lumber Company, Inc. ("ILC"), a distributor of low grade cut lumber for packaging. The total purchase price for the net assets of ILC was comprised of cash totaling approximately $3.0 million and notes payable totaling approximately $2.2 million, exchanged for non-compete agreements. ILC had net sales in fiscal 1997 totaling approximately $15.0 million.

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

                                              For the Three Months Ended          For the Six Months Ended
                                              --------------------------          ------------------------
                                                June 27,       June 28,             June 27,      June 28,
                                                 1998           1997                 1998           1997
                                               ---------    ----------            ---------       --------
Net sales...................................      100.0%         100.0%               100.0%         100.0%
Cost of goods sold..........................       88.1           90.4                 88.7           90.5
                                                  -----          -----                -----          -----
Gross profit................................       11.9            9.6                 11.3            9.5
Selling, general, and
  administrative expenses...................        6.5            5.0                  6.8            5.5
                                                  -----          -----                -----          -----
Earnings from operations....................        5.4            4.6                  4.5            4.0
Other expense, net..........................        0.7            0.3                  0.7            0.4
                                                  -----          -----                -----          -----

Earnings before income taxes................        4.7            4.3                  3.8            3.6
Income taxes................................        1.8            1.6                  1.5            1.3
                                                  -----          -----                -----          -----
Net earnings................................        2.9%           2.7%                 2.3%           2.3%
                                                  =====          =====                =====          =====

NET SALES

       The Company manufactures, treats and distributes lumber and other products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, industrial and commercial and residential building markets. Its operations comprise a single industry segment. The Company's strategic objectives relative to sales include:

- Diversifying the Company's end market sales mix by increasing its sales to industrial users of specialty wood packaging and builders of conventional site-built housing and commercial structures.

- Maximizing its sales of "value-added" products. Value-added product sales consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM), and YardLine(R) trade names, specialty wood packaging sold to industrial users, and engineered wood components (e.g. roof and floor trusses, wall panels, and I-joists). Value-added products generally carry higher gross margins than

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    sales of commodity-based products and are somewhat less susceptible to Lumber Market volatility. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%.

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

-  This information is presented in the narrative and tables which follow.

   The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.

                                          For the Three Months Ended                    For the Six Months Ended
                                    ------------------------------------------- -------------------------------------
                                        June 27,              June 28,            June 27,            June 28,
Market Classification                    1998       %          1997      %         1998        %        1997      %
---------------------                 ---------  ------     ---------  ------   ---------   ------   ---------  -----

DIY.................................   $207,899   53.5%     $ 193,086   55.5%   $ 308,814    49.3%   $ 285,204   50.3%
Manufactured Housing................    104,532   26.9        109,320   31.4      199,861    31.9      202,545   35.7
Commercial and Residential..........     34,699    8.9          5,886    1.7       43,515     6.9        9,807    1.7
Wholesale Lumber....................     20,853    5.4         24,807    7.1       38,659     6.2       42,224    7.4
Industrial..........................     20,694    5.3         14,961    4.3       36,025     5.7       27,730    4.9
                                       --------  -----      ---------  -----    ---------   -----    ---------  -----
Total...............................   $388,677  100.0%     $ 348,060  100.0%   $ 626,874   100.0%   $ 567,510  100.0%
                                       ========  =====      =========  =====    =========   =====    =========  =====

       1997 sales by market include sales attributable to CBC, whose financial results have been pooled with the Company's.

       Net sales in the second quarter of 1998 increased $40.6 million or 11.7% compared to the second quarter of 1997, reflecting an estimated 20.0% increase in units shipped offset by an estimated 8.3% decrease in overall selling prices. The increase in units shipped was primarily driven by sales from the plants acquired from SLP, Shoffner, and ACS. The average level of the Lumber Market for the first six months of 1998 declined 19.3% compared to the same period of 1997. The comparatively lower level of the Lumber Market caused the Company's overall selling prices to

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


decrease for the second quarter and first six months of 1998, compared to the same periods of 1997 (see graph, Page 16). Net sales in the first six months of 1998 increased $59.3 million, or 10.5% compared to the same period of 1997, due to an estimated 17.7% increase in units shipped offset by an estimated 7.2% decrease in overall selling prices.

       The following table presents, for the periods and markets indicated, the Company's percentage of value added and commodity-based sales to total sales.

                                           Three Months Ended              Six Months Ended
                                        ------------------------       ------------------------
                                        June 27,       June 28,         June 27,       June 28,
                                          1998           1997              1998          1997
                                        ---------      ---------       -----------    ---------

Value-Added...........................   39.9%            29.2%           38.2%          29.9%
Commodity Based.......................   60.1%            70.8%           61.8%          70.1%

       The ratios above include the effect of pooling CBC.

       The Company implemented a new sales information system in the third quarter of 1997, improving its ability to analyze sales by product and market. As a result of this new system, and with consideration to the strategic objectives outlined above, management reclassified certain products between the value-added and commodity-based categories. Under the prior classifications, value-added sales to total sales for the second quarter of 1998 and 1997 were 43.0% and 31.8%, respectively, and the first six months of 1998 and 1997 were 41.7% and 32.9%, respectively.

DIY:

       Net sales to the DIY market increased approximately $14.8 million or 8% in the second quarter of 1998, compared to the second quarter of 1997, due to an increase in unit sales, as overall selling prices declined compared to the prior period. The increase in unit sales is primarily due to sales of engineered wood components from recent acquisitions to certain large national retail customers and lumber yards. Net sales to the DIY market for the first six months of 1998 increased $23.6 million, or 8% due primarily to increased unit sales to certain national retail customers as discussed above, supplemented by increased value-added sales at existing plants within the Company's Eastern Division.

Manufactured Housing:

       Net sales to the manufactured housing market decreased approximately $4.8 million, or 4%, in the second quarter of 1998, compared to the second quarter of 1997. Net sales to this market for the first six months of 1998 decreased approximately $2.7 million, or 1%, compared to the same

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


period of 1997. The decrease in sales for the second quarter and first six months of 1998 is primarily due to a decrease in overall selling prices offset by an increase in unit sales. Overall selling prices to this market decreased as a result of the lower level of the Lumber Market during the first six months of 1998, compared to the first six months of 1997.

Commercial and Residential:

       Net sales to the commercial and residential market increased approximately $28.8 million and $33.7 million in the second quarter and first six months of 1998, respectively, compared to the same periods of 1997, primarily due to increased unit sales driven by the acquisition of SLP, Shoffner, and ACS. Sales in the second quarter and first six months of 1997 represent the commercial and residential sales of CBC.

Wholesale:

       Net sales to the wholesale market decreased approximately $4.0 million, or 16%, in the second quarter of 1998, compared to the second quarter of 1997. Net sales to this market decreased $3.5 million, or 8%, for the first six months of 1998, compared to the first six months of 1997. The decrease in sales for the second quarter and first six months of 1998 is primarily due to an overall decrease in selling prices attributable to the comparatively lower level of the Lumber Market during these periods.

Industrial:

       Net sales to the industrial market increased approximately $5.7 million and $8.3 million in the second quarter and first six months of 1998, respectively, compared to the same periods of 1997, primarily due to an increase in unit sales. The Company continues to obtain market share through its internal growth strategy, combined with the acquisitions of AGP and ILC.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased to 11.9% in the second quarter of 1998 compared to 9.6% in the second quarter of 1997. Gross profit as a percentage of net sales increased to 11.3% for the first six months of 1998 compared to 9.5% for the same period of 1997. The increases were primarily due to a combination of the following factors:

- The effect of increased sales of engineered wood components as a result of acquisitions.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


-  Increased sales of value-added products in the Company's Eastern Division.

- Increased sales of specialty wood packaging and components to the industrial market.

- The factors discussed above were offset by the adverse effect the downward trend in the Lumber Market had on the Company's overall selling prices of certain products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased approximately $7.8 million, or 45%, comparing the second quarter of 1998 to the same period of 1997. Selling, general and administrative expenses for the first six months of 1998 increased approximately $11.1 million, or 36%, compared to the same period of 1997. These increases were primarily due to:

- Expenses added through business acquisitions, combined with new operations in Albuquerque, New Mexico (I-joist plant) and Lodi, Ohio (treating plant).

- General increases in selling and administrative headcount to support the growth of the business.

- Increases in accrued incentive compensation expenses related to profitability.

-  Increases in certain other variable expenses tied to sales.

OTHER EXPENSE, NET

       Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $1.8 million, comparing the second quarter of 1998 to the second quarter of 1997, due to an increase in short-term debt. The Company funded the cash portion of the purchase price for recent acquisitions utilizing its lines of credit, and its working capital requirements increased as average investment in inventories at its existing plants increased in order to support strong second quarter 1998 sales. Net interest costs for the first six months of 1998 increased approximately $2.5 million compared to the same period of 1997, due to the same factors.

INCOME TAXES

       The Company's effective tax rate is 38.7% for the second quarter of 1998 compared to 36.1% for the second quarter of 1997. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. The Company recognized a comparatively higher effective tax rate in the second quarter of 1998 due to

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


an expected increase in state and local income taxes and a permanent tax difference related to a recent acquisition, combined with the effect of pooling the pre-tax earnings of CBC (a former S-Corporation) for 1997. The Company's effective tax rate for the first six months of 1998 was 38.4%, compared to 35.8% for the same period of 1997, due to the same factors discussed above.

REORGANIZATION AND OTHER COSTS

       In the fourth quarter of 1997, the Company announced a plan of reorganization, which was discussed in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 1997. Management believes the reorganization will allow the Company to be more efficient in its procurement of raw materials, improve the utilization of its assets, and take advantage of its national presence to create new business opportunities with national customers and vendors.

       The Company did not incur any material charges associated with the reorganization during the first six months of 1998. The Company expects to incur additional costs of approximately $1.2 million and capital expenditures of approximately $3.5 million related to the reorganization for the balance of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities for the first six months of 1998 improved to approximately $7.1 million versus the first six months of 1997 when cash flows used in operating activities totaled $2.2 million. The increase in cash from operating activities was primarily due to a reduction in inventory levels at the end of the second quarter, combined with an increase in accrued liabilities, offset by a decrease in accounts payable.

         Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a better indicator of its working capital management. The Company's cash cycle increased to 50.3 days for the first six months of 1998 from 43.9 days for the first six months of 1997 as the Company's average investment in inventories relative to sales increased.

         Cash flows used in investing activities increased to approximately $103.3 million for the first six months of 1998, compared to approximately $6.9 million for the first six months of 1997. The Company used approximately $92.9 million for business combinations. Capital expenditures totaled $10.5 million for the first six months of 1998, primarily to replace existing machinery and equipment, expand current operating capacity, improve production efficiencies, and set up commercial and residential truss manufacturing lines at two existing facilities. The Company plans to spend approximately $19 million for the year on capital expenditures.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         Cash flows provided by financing activities for the first six months of 1998 consisted primarily of net borrowings on notes payable to fund recent acquisitions and working capital requirements, offset by cash dividends paid to shareholders totaling $.035 per share, and repayments of long-term debt. The Company had amounts outstanding on lines of credit totaling $120.4 million on June 27, 1998, and had approximately $73 million which remained available on such lines. Management is currently pursuing long-term variable and fixed rate financing to replace its lines of credit, including a five-year revolving credit facility.

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

         The Company has accrued, in other current and long-term liabilities, amounts totaling $2.0 million and $1.6 million at June 27, 1998 and June 28, 1997, respectively. These represent estimated costs to complete remediation efforts currently in process and those expected to occur in the future. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

                               BOARD OF DIRECTORS

       On April 22, 1998, the Company's Board of Directors appointed Carroll M. Shoffner as a member of the Board of Directors of the Company for a term which expires as of the date of the annual shareholders meeting in 1999.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c)    Sales of equity securities not registered under the Securities Act.


                                     Date of      Class of     Number                           Consideration
                                      Sale         Stock      of Shares    Purchasers             Exchanged
                                     -------      --------    ---------    ----------           --------------
Stock Option Exercises               04/30/98      Common      80,000      Eligible officers    $     300,000

Employee Stock Gift Program          Various       Common          50      Eligible officers          None
                                                                           and employees

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Company's Annual Meeting of Shareholders on April 22, 1998.

(1) Election of the following Directors for three year terms expiring in 2001:

                                               For                 Withheld
                                            ----------             --------

                  William G. Currie         14,005,195              85,237
                  Phillip M. Novell         14,014,057              76,375

         Other Directors whose terms of office continued after the meeting are as follows:

                  Peter F. Secchia
                  Richard M. DeVos
                  John W. Garside
                  Louis A. Smith
                  John C. Canepa
                  Carroll M. Shoffner*




















*See "Board of Directors" on page 25.

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL FOREST PRODUCTS, INC.



Date:  August 11, 1998               By:   /s/ William G. Currie
                                           -------------------------------------
                                           William G. Currie
                                     Its:  President and Chief Executive Officer




Date:  August 11, 1998               By:   /s/ Elizabeth A. Bowman
                                           -------------------------------------
                                           Elizabeth A. Bowman
                                     Its:  Executive Vice President of Finance
                                           and Administration and Treasurer
                                           (Principal Financial Officer)

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX


Exhibit No.             Description                              Page No.
-----------             -----------                              --------
27                      Financial Data Schedule

27.2QTR97               Financial Data Schedule

99                      Reports on 8-K