Form 10-Q
period 1998-09-26
UNIVERSAL FOREST PRODUCTS INC
filed 1998-11-10
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                For the quarterly period ended September 26, 1998
                                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------


                         UNIVERSAL FOREST PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                 38-1465835
     -------------------------------              ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)


       2801 East Beltline NE, Grand Rapids, Michigan           49525
     -----------------------------------------------        ------------
      (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----     ------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Outstanding as of November 1, 1998
-----------------------------------       ----------------------------------
Common stock, no par value                         20,710,138

================================================================================

                                      INDEX




                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.
     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at September 26, 1998
                     and December 27, 1997.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Nine Months Ended September 26, 1998 and September 27, 1997.                              4

                 Consolidated Condensed Statements of Cash Flows for the Nine
                     Months Ended September 26, 1998 and September 27, 1997.                                   5

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Periods Ended September 26, 1998 and September 27, 1997.                                 6-7

                 Notes to Consolidated Condensed Financial Statements.                                       8-14

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    15-25

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk. - NOT APPLICABLE


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                                       26

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information                                                                            26

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index.                                                                       28

                 (b)     Reports on Form 8-K - NONE.


                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)


                                                                                  September 26,    December 27,
                                                                                      1998              1997
                                                                                  -------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      2,285    $     3,157
     Accounts receivable (net of allowance for doubtful accounts of
       $1,956 and $449).........................................................        82,447         35,616
     Inventories:
          Raw materials.........................................................        35,755         38,240
          Finished goods........................................................        68,487         72,923
                                                                                  ------------    -----------
                                                                                       104,242        111,163
     Other current assets.......................................................         6,127          7,701
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       195,101        157,637

OTHER ASSETS....................................................................         4,941          4,474
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................        93,597          2,525

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost.....................................       182,700        116,715
     Accumulated depreciation and amortization..................................       (60,024)       (51,968)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       122,676         64,747
                                                                                  ------------    -----------
                                                                                  $    416,315    $   229,383
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable..............................................................  $     95,600    $     4,500
     Accounts payable...........................................................        43,771         34,053
     Accrued liabilities:
          Compensation and benefits.............................................        21,078         16,345
          Other ................................................................         6,617          3,167
     Current portion of long-term debt and capital lease obligations............        13,885          9,789
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       180,951         67,854

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................        33,330         39,752
DEFERRED INCOME TAXES...........................................................         7,162          1,766
OTHER LIABILITIES...............................................................         5,709          4,113

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000;
       issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000;
       issued and outstanding, 20,705,622 and 17,572,262........................        20,706         17,572
     Additional paid-in capital.................................................        77,467         29,855
     Retained earnings..........................................................        92,726         70,253
     Foreign currency translation adjustment....................................          (923)          (882)
                                                                                  ------------    -----------
                                                                                       189,976        116,798
     Officers' stock notes receivable                                                     (813)          (900)
                                                                                  ------------    -----------
                                                                                       189,163        115,898
                                                                                  ------------    -----------
                                                                                  $    416,315    $   229,383
                                                                                  ============    ===========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share amounts)



                                                        Three Months Ended            Nine Months Ended
                                                  -----------------------------   ---------------------------
                                                  September 26,   September 27,   September 26, September 27,
                                                          1998           1997          1998           1997
                                                  -----------------------------------------------------------
NET SALES     ...................................  $  341,071     $  292,264        $  967,945     $  859,774

COST OF GOODS SOLD...............................     298,192        267,141           854,178        780,687
                                                   ----------     ----------        ----------     ----------

GROSS PROFIT.....................................      42,879         25,123           113,767         79,087

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................      26,406         15,886            68,927         47,259
                                                   ----------     ----------        ----------     ----------

EARNINGS FROM OPERATIONS.........................      16,473          9,237            44,840         31,828

OTHER EXPENSE (INCOME):
     Interest expense............................       2,569          1,021             7,301          3,353
     Interest income.............................        (125)           (77)             (204)          (238)
     Other, net..................................         166            (92)               25           (138)
                                                   ----------     ----------        ----------     ----------

          TOTAL OTHER EXPENSE....................       2,610            852             7,122          2,977
                                                   ----------     ----------        ----------     ----------

EARNINGS BEFORE INCOME TAXES.....................      13,863          8,385            37,718         28,851

INCOME TAXES.....................................       5,365          2,889            14,520         10,212
                                                   ----------     ----------        ----------     ----------

NET EARNINGS.....................................  $    8,498     $    5,496        $   23,198     $   18,639
                                                   ==========     ==========        ==========     ==========

EARNINGS PER SHARE - BASIC.......................  $     0.41     $     0.31        $     1.18     $     1.06

EARNINGS PER SHARE - DILUTED.....................  $     0.40     $     0.30        $     1.14     $     1.02

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC............................      20,705         17,569            19,652         17,514

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED..........................      21,371         18,311            20,344         18,249




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                         Nine Months Ended
                                                                                    ---------------------------
                                                                                    September 26,  September 27,
                                                                                         1998           1997
                                                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     23,198   $     18,639
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization of capital leases..............................         8,875          6,907
     Amortization of non-compete agreements and goodwill..........................         1,648            395
     (Gain) loss on disposal of property, plant and equipment.....................           114            (38)
     Stock Gift Program and Directors' Stock Grant Program expense................            25              3
     Changes in:
       Accounts receivable........................................................       (28,193)       (26,620)
       Inventories................................................................        22,930         (2,714)
       Other  ....................................................................          (888)          (881)
       Accounts payable...........................................................         6,934         29,146
       Accrued liabilities........................................................         9,103         (1,307)
                                                                                    ------------   ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....................................        43,746         23,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable....................................................           105            231
Purchases of property, plant and equipment........................................       (18,002)        (9,500)
Proceeds from sale of property, plant and equipment...............................           431            248
Acquisitions, net of cash received................................................       (92,931)             0
Other.............................................................................          (159)          (172)
                                                                                    ------------   ------------
     NET CASH USED IN INVESTING ACTIVITIES........................................      (110,556)        (9,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable...................................................        91,100              0
Proceeds from issuance of common stock............................................           446            577
Cash dividends to shareholders....................................................          (725)          (515)
CBC shareholder distributions.....................................................             0            (18)
Repayment of long-term debt.......................................................       (24,883)        (3,234)
Repurchase of common stock........................................................             0         (1,118)
                                                                                    ------------   ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........................        65,938         (4,308)
                                                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................          (872)        10,029

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................         3,157          1,330
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      2,285   $     11,359
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      6,385   $      2,451
     Income taxes.................................................................        10,560         10,460

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements........................  $      2,373
Note payable issued in business combination.......................................           820
Property, plant and equipment acquired through capital leases.....................           179
Fair market value of common stock issued in business combinations.................        50,511
Officer's stock note receivable ..................................................                 $        400




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



(in thousands, except share data)                                                   Foreign      Officers'
                                                         Additional                 Currency       Stock
                                             Common       Paid-In     Retained     Translation     Notes
                                             Stock        Capital     Earnings     Adjustment   Receivable      Total
                                         -----------   ------------  ----------    -----------  -----------   ----------
BALANCE AS OF 12/27/97.................. $   17,572    $    29,855    $  70,253    ($     882)  ($     900)   $ 115,898

    Net earnings.......................                                   3,577                                   3,577

    Issuance of 4,585 shares...........           5             51                                                   56

    Foreign currency translation
     adjustment........................                                                   266                       266

    Payments received on officers'
      stock notes receivable...........                                                                 66           66
                                         ----------   ------------   ----------     ---------   ----------   ----------

BALANCE AS OF 3/28/98..................  $   17,577   $     29,906   $   73,830     ($    616)  ($     834)  $  119,863

    Net earnings.......................                                  11,123                                  11,123

    Dividend paid......................                                    (725)                                   (725)

    Issuance of 3,123,090 shares.......       3,123         47,482                                               50,605

    Foreign currency translation
      adjustment.......................                                                  (131)                     (131)

    Payments received on officers'
      stock notes receivable...........                                                                 16           16
                                         ----------   ------------   ----------     ---------   ----------   ----------

BALANCE AS OF 6/27/98..................  $   20,700   $     77,388   $   84,228     ($    747)  ($     818)  $  180,751

    Net earnings.......................                                   8,498                                   8,498

    Issuance of 5,685 shares...........           6             79                                                   85

    Foreign currency translation
      adjustment.......................                                                  (176)                     (176)

    Payments received on officers'
      stock notes receivable...........                                                                  5            5
                                         ----------   ------------   ----------     ---------   ----------   ----------

BALANCE AS OF 9/26/98..................  $   20,706   $     77,467   $   92,726     ($    923)  ($     813)  $  189,163
                                         ==========   ============   ==========     =========   ==========   ==========



                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



(in thousands, except share data)                                                   Foreign      Officers'
                                                        Additional                 Currency        Stock
                                            Common        Paid-In      Retained   Translation      Notes
                                             Stock        Capital      Earnings    Adjustment   Receivable     Total
                                         ----------    -----------   -----------  ------------  ----------- ---------
BALANCE AS OF 12/28/96..................  $   17,438   $   28,446    $    56,426  ($       830)  ($   665)  $  100,815

     Net earnings.......................                                   3,627                                 3,627

     Issuance of 32,253 shares..........          32          392                                                  424

     Foreign currency translation
       adjustment.......................                                                    64                      64

     Issuance of officers' stock
       notes receivable.................                                                             (400)        (400)

     Payments received on officers'
       stock notes receivable...........                                                              128          128
                                          ----------   ----------    -----------  ------------   --------   ----------

BALANCE AS OF 3/29/97...................  $   17,470   $   28,838    $    60,053  ($       766)  ($   937)    $104,658

     Net earnings.......................                                  9,517                                  9,517

     Dividend paid......................                                   (515)                                  (515)

     Issuance of 180,105 shares.........        180           346                                                  526

     Repurchase of 82,502 shares........        (82)                     (1,036)                                (1,118)

     CBC shareholder distributions......                                    (18)                                   (18)

     Foreign currency translation
       adjustment.......................                                                   (80)                    (80)

     Payments received on officers'
       stock notes receivable...........                                                               28           28
                                          ----------   ----------    ----------   ------------   --------   ----------

BALANCE AS OF 6/28/97...................  $   17,568   $   29,184    $   68,001   ($       846)  ($   909)  $  112,998

     Net earnings.......................                                  5,496                                  5,496

     Issuance of 2,235 shares...........          2            28                                                   30

     Foreign currency translation
       adjustment.......................                                                    81                      81

     Payments received on officers'
       stock notes receivable...........                                                                4            4
                                          -----------  ----------    ----------   ------------   --------   ----------

BALANCE AS OF 9/27/97...................  $   17,570   $   29,212    $   73,497   ($       765)  ($   905)  $  118,609
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

         In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations, changes in shareholders' equity, and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 1997.

         Certain reclassifications have been made to the 1997 consolidated condensed statement of earnings to conform to the classifications used in 1998.

B.       EARNINGS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share." Basic EPS is calculated as net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using an approach similar to the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by APB No. 15. This new statement was effective for financial statements issued for the interim and annual periods ending after December 15, 1997.

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

         A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share amounts).



                                          Three Months Ended 9/26/98            Three Months Ended 9/27/97
                                          --------------------------            --------------------------
                                          Net                    Per            Net                      Per
                                       Earnings       Shares    Share        Earnings       Shares      Share
                                      (Numerator) (Denominator) Amount      (Numerator) (Denominator)   Amount
                                      ----------- ------------  ------      ----------  -------------   ------

       EPS - BASIC
       Net earnings available to
       common shareholders............  $   8,498       20,705     $0.41      $   5,496       17,569      $0.31
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     666                                   742
                                        ---------       ------                ---------       ------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       assumed conversions............  $   8,498       21,371     $0.40      $   5,496       18,311      $0.30
                                        =========       ======     =====      =========       ======      =====



                                           Nine Months Ended 9/26/98             Nine Months Ended 9/27/97
                                          --------------------------            --------------------------
                                          Net                    Per            Net                      Per
                                       Earnings       Shares    Share        Earnings       Shares      Share
                                      (Numerator) (Denominator) Amount      (Numerator) (Denominator)   Amount
                                      ----------- ------------  ------      ----------  -------------   ------

       EPS - BASIC
       Net earnings available to
       common shareholders............  $  23,198       19,652     $1.18      $18,639         17,514      $1.06
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     692                                   735
                                        ---------       ------                -------         ------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       assumed conversions............  $  23,198       20,344     $1.14      $18,639         18,249      $1.02
                                        =========       ======     =====      =======         ======      =====



                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



         Options to purchase 305,000 shares of common stock at exercise prices ranging from $15.77 to $31.30 were outstanding at September 26, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

C.       STOCK BASED COMPENSATION

         In January 1998, the Company granted incentive stock options for 346,506 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to certain employees and officers of the Company at exercise prices ranging from $13.1875 to $24.46, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2001 through 2013, and the option recipients must be employed by the Company at the time of exercise.

         On April 22, 1998, the Company granted incentive stock options for 125,000 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to certain employees and officers of the Company at exercise prices ranging from $17.4375 to $31.30, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2001 through 2013, and the option recipients must be employed by the Company at the time of exercise.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25, providing pro forma net earnings and pro forma earnings per share disclosures. Had compensation cost for these plans been determined consistent with the fair value based method defined in SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts).


                                                     Three Months Ended              Nine Months Ended
                                                     September 26, 1998              September 26, 1998
                                                    --------------------            ------------------
                  Net Earnings:
                      As Reported..............             $8,498                      $23,198
                      Pro Forma................              8,498                       20,621

                  EPS - Basic:
                      As Reported..............             $ 0.41                       $ 1.18
                      Pro Forma................             $ 0.41                       $ 1.05

                  EPS - Diluted:
                      As Reported..............             $ 0.40                       $ 1.14
                      Pro Forma................             $ 0.40                       $ 1.01



                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



         Because the fair value based method of accounting has not been applied to options granted prior to fiscal year 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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


D.       NEW ACCOUNTING STANDARDS

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings adjusted for foreign currency translation adjustments. Comprehensive income was $8.3 million and $5.6 million for the three months ended September 26, 1998 and September 27, 1997, respectively, and $23.2 million and $18.7 million for the nine months ended September 26, 1998 and September 27, 1997, respectively.

         Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company does not expect that the adoption of this new accounting standard will have a significant effect on its consolidated financial statement disclosures.

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

         In addition, the Company completed other business combinations during the first nine months of 1998 which are insignificant and have been excluded from the discussion above.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



         The following unaudited pro forma consolidated results of operations for the nine months ended September 26, 1998 and September 27, 1997 assumes the acquisitions of CBC, SLP, Shoffner, and ACS occurred on December 29, 1996 (in thousands, except per share data). The pro forma effects of AGP, ILC and certain other acquisitions are not included because they are not material individually, or in the aggregate.


                                                  Nine Months Ended           Nine Months Ended
                                                  September 26, 1998          September 27, 1997
                                                  -------------------         ------------------
           Net sales...........................           $998,165                    $973,602

           Net earnings........................             23,765                      24,397

           Earnings per share:
                  Basic........................           $   1.15                    $   1.19
                  Diluted......................           $   1.11                    $   1.15

           Weighted average shares outstanding:
                  Basic........................             20,674                      20,572
                  Diluted......................             21,367                      21,307


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

                          FLUCTUATIONS IN LUMBER PRICES

         The following table presents the Random Lengths framing lumber composite price for the nine months ended September 26, 1998 and September 27, 1997:



                                                         Random   Lengths
                                                         Average  $/MBF
                                                         ----------------
                                                         1998      1997
                                                         ----      ----
                  January............................    $360      $436
                  February...........................     375       444
                  March..............................     369       433
                  April..............................     369       457
                  May................................     331       444
                  June...............................     332       430
                  July...............................     345       429
                  August.............................     355       413
                  September..........................     328       393

                  Period average.....................    $352      $431

                  Percentage decrease................    18.3%


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

- Current economic conditions in Asia resulting in fewer exports of North American lumber products.

-   Greater production efficiencies and increased capacity of sawmills.

- The emergence and growing acceptance of substitute products for solid-sawn lumber. For example, wood I-joists are increasingly used in place of certain sizes of lumber.

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

                              BUSINESS COMBINATIONS

         The Company has strategic objectives which include being the largest manufacturer of engineered wood components (e.g. roof and floor trusses, wall panels, and I-joists) for conventional site built construction, a new market for the Company, and specialty wood packaging products for industrial users. In line with this strategy, the Company completed the following acquisitions in fiscal year 1998:

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

- On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The total purchase price for the net assets of AGP was comprised of cash totaling approximately $1.0 million, a note payable of $820,000, and 57,950 shares of the Company's common stock. AGP had net sales in fiscal 1997 totaling approximately $4.0 million.

- On April 20, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Component Systems, Inc. ("ACS"), a manufacturer of roof trusses and engineered wood components for commercial and residential builders. ACS operates one facility in Lafayette, Colorado. The total purchase price of ACS was approximately $27.0 million, funded through the Company's lines of credit. ACS had net sales in fiscal 1997 totaling approximately $39.0 million.

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


                                              For the Three Months Ended            For the Nine Months Ended
                                              --------------------------            -------------------------
                                          September 26,      September 27,      September 26,      September 27,
                                               1998               1997               1998               1997
                                        ----------------   -----------------    --------------    --------------
Net sales...............................      100.0%           100.0%              100.0%              100.0%
Cost of goods sold......................       87.4             91.4                88.3                90.8
                                              -----            -----               -----               -----

Gross profit............................       12.6              8.6                11.7                 9.2
Selling, general, and
  administrative expenses...............        7.8              5.4                 7.1                 5.5
                                              -----            -----               -----               -----

Earnings from operations................        4.8              3.2                 4.6                 3.7
Other expense, net......................        0.7              0.3                 0.7                 0.3
                                              -----            -----               -----               -----

Earnings before income taxes............        4.1              2.9                 3.9                 3.4
Income taxes............................        1.6              1.0                 1.5                 1.2
                                              -----            -----               -----               -----

Net earnings............................        2.5%             1.9%                2.4%                2.2%
                                              =====            =====               =====               =====

NET SALES

         The Company manufactures, treats and distributes lumber and other products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, industrial and conventional site built construction markets. Its operations comprise a single industry segment. The Company's strategic objectives relative to sales include:

- Diversifying the Company's end market sales mix by increasing its sales to industrial users of specialty wood packaging and builders of conventional site-built housing and commercial structures.

- Maximizing its sales of "value-added" products. Value-added product sales consist primarily of items sold to the DIY market under the Company's Fence Fundamentals(TM), Lattice Basics(TM), Deck Necessities(R), Outdoor Essentials(R), Storage Solutions(TM), and specialty wood packaging sold to industrial users, and engineered wood components. Value-added products generally carry higher gross margins than sales of commodity-based products and are somewhat less susceptible to

\

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


                                          For the Three Months Ended                    For the Nine Months Ended
                                    -----------------------------------------    ------------------------------------
                                      Sept. 26,             Sept. 27,            Sept. 26,            Sept. 27,
Market Classification                   1998       %           1997       %        1998       %         1997      %
---------------------               -----------  -----     ----------  ------    --------   -----   ----------  -----
DIY.................................   $154,815   45.4%      $141,970   48.6%    $463,629    47.9%    $427,175   49.7%
Manufactured Housing................    103,387   30.3        106,772   36.5      303,248    31.3      309,317   36.0
Site Built Construction.............     42,388   12.4          5,918    2.0       85,903     8.9       15,725    1.8
Wholesale Lumber....................     18,624    5.5         22,161    7.6       57,283     5.9       64,385    7.5
Industrial..........................     21,857    6.4         15,443    5.3       57,882     6.0       43,172    5.0
                                       --------  -----       --------  -----     --------   -----     --------  -----
Total...............................   $341,071  100.0%      $292,264  100.0%    $967,945   100.0%    $859,774  100.0%
                                       ========  =====       ========  =====     ========   =====     ========  =====


         1997 sales by market include sales attributable to CBC, whose financial results have been pooled with the Company's.

         Net sales in the third quarter of 1998 increased $48.8 million, or 16.7%, compared to the third quarter of 1997, reflecting an estimated 26.4% increase in units shipped offset by an estimated 9.7% decrease in overall selling prices. Net sales in the first nine months of 1998 increased $108.2 million, or 12.6% compared to the same period of 1997 due to an estimated 20.7% increase in units shipped offset by an estimated 8.1% decrease in overall selling prices. The increase in units shipped were primarily driven by sales from the plants acquired from SLP, Shoffner, and ACS, while the overall decrease in price was due to the Lumber Market. The average level of the Lumber Market

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


for the first nine months of 1998 was 18.3% lower compared to the same period of 1997. (See table, Page 16.)

         The following table presents, for the periods indicated, the Company's percentage of value added and commodity-based sales to total sales.



                                             Three Months Ended                       Nine Months Ended
                                      ------------------------------------ -----------------------------------
                                      September 26,      September 27,         September 26,     September 27,
                                           1998               1997                1998                1997
                                      -------------     ---------------    -----------------     -------------
Value-Added...........................     39.0%              27.3%                38.1%              29.6%
Commodity Based.......................     61.0%              72.7%                61.9%              70.4%


         The ratios above include the effect of pooling CBC.

DIY:

         Net sales to the DIY market increased approximately $12.8 million, or 9% in the third quarter of 1998, compared to the third quarter of 1997, due to an increase in unit sales, as overall selling prices declined compared to the prior period. The increase in unit sales is primarily due to sales of engineered wood components from recently acquired plants to certain national retail customers and lumber yards. Net sales to the DIY market for the first nine months of 1998 increased $36.5 million, or 9% due primarily to increased unit sales to certain national retail customers as discussed above, supplemented by increased value-added sales at certain of the Company's existing facilities.

Manufactured Housing:

         Net sales to the manufactured housing market decreased approximately $3.4 million, or 3%, in the third quarter of 1998, compared to the third quarter of 1997. Net sales to this market for the first nine months of 1998 decreased approximately $6.1 million, or 2%, compared to the same period of 1997. These decreases are primarily due to a decline in overall selling prices offset by an increase in unit sales. Overall selling prices to this market decreased as a result of the lower level of the Lumber Market during the first nine months of 1998, compared to the first nine months of 1997.

Site Built Construction:

         Net sales to the site built construction market increased approximately $36.5 million and $70.2 million in the third quarter and first nine months of 1998, respectively, compared to the same periods of 1997, due to increased unit sales driven by Company's recent business combinations. Sales in the

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


third quarter and first nine months of 1997 primarily represent the commercial and residential sales of CBC.

Wholesale:

         Net sales to the wholesale market decreased approximately $3.5 million, or 16%, in the third quarter of 1998, compared to the third quarter of 1997. Net sales to this market decreased $7.1 million, or 11%, for the first nine months of 1998, compared to the first nine months of 1997. The decrease in sales for the third quarter and the first nine months of 1998 is primarily due to an overall decrease in selling prices attributable to the comparatively lower level of the Lumber Market during these periods.

Industrial:

         Net sales to the industrial market increased approximately $6.4 million and $14.7 million in the third quarter and first nine months of 1998, compared to the same periods of 1997, primarily due to an increase in unit sales. The Company continues to obtain market share through its internal growth strategy, combined with its recent business combinations.

COST OF GOODS SOLD AND GROSS PROFIT

         Gross profit as a percentage of net sales increased to 12.6% in the third quarter of 1998 compared to 8.6% in the third quarter of 1997. Gross profit as a percentage of net sales increased to 11.7% for the first nine months of 1998 compared to 9.2% for the same period of 1997. These increases were primarily due to a combination of the following factors:

- The effect of increased sales of engineered wood components as a result of acquisitions.

-   Increased sales of value-added products in certain regions of the country.

- Increased sales of specialty wood packaging and components to the industrial market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased approximately $10.5 million, or 66%, comparing the third quarter of 1998 to the same period of 1997. Selling, general and administrative expenses for the first nine months of 1998 increased approximately $21.6 million, or 46%, compared to the same period of 1997. These increases were primarily due to:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


- Expenses added through business acquisitions, combined with the new wood preservation facility in Lodi, Ohio.

- General increases in selling and administrative headcount to support the growth of the business.

- Increases in accrued incentive compensation expenses related to profitability.

-   Increases in certain variable selling and marketing expenses tied to sales.

OTHER EXPENSE, NET

         Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $1.5 million, comparing the third quarter of 1998 to the third quarter of 1997, due to an increase in short-term debt. The company funded the cash portion of the purchase price for recent acquisitions utilizing its lines of credit. Net interest costs for the first nine months of 1998 increased approximately $4.0 million compared to the same period of 1997 due to the factors mentioned above, combined with short term borrowings to fund its working capital requirements as average investment in inventories at its existing plants increased during the first six month of 1998 in order to support strong second quarter 1998 sales.

INCOME TAXES

         The Company's effective tax rate is 38.7% for the third quarter of 1998 compared to 34.4% for the third quarter of 1997. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. The Company recognized a comparatively higher effective tax rate in the third quarter of 1998 due to an expected increase in state and local income taxes combined with a permanent tax differences related to a recent acquisition. The Company's 1997 tax rate is unusually low due to the effect of pooling the pre-tax earnings of CBC (a former S-Corporation) for 1997. The Company's effective tax rate for the first nine months of 1998 was 38.4%, compared to 35.3% for the same period of 1997, due to the same factors discussed above.

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

         The Company has incurred $446,000 in charges related to the reorganization during the first nine months of 1998 and expects to incur an additional $1.1 million for the balance of 1998. Capital expenditures related to the reorganization totaled approximately $1.2 million in the third quarter of 1998, while remaining capital expenditures are expected to total $2.3 million for the balance of 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities for the first nine months of 1998 improved to approximately $43.7 million versus the first nine months of 1997 when cash flows provided by operating activities totaled $23.5 million. The increase in cash from operating activities was primarily due to a reduction in inventory levels at the end of the third quarter, combined with an increase in accrued liabilities, offset by a decrease in accounts payable.

         Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a better indicator of its working capital management. The Company's cash cycle increased to 47.3 days for the first nine months of 1998 from 42.8 days for the first nine months of 1997, due in part to an increase in the Company's average investment in inventories relative to sales.

         Cash flows used in investing activities increased to approximately $110.6 million for the first nine months of 1998, compared to approximately $9.2 million for the first nine months of 1997. The Company used approximately $92.9 million for business combinations. Capital expenditures totaled $18.0 million for the first nine months of 1998, primarily to replace existing machinery and equipment, expand current operating capacity, improve production efficiencies, and set up conventional site built truss manufacturing lines at two existing facilities. Also included in this total is approximately $3.1 million in capital expenditures for two new facilities, and approximately $1.9 million in capital expenditures at facilities recently acquired which were not included in the Company's original budgeted capital expenditures. The Company plans to spend approximately $24.0 million for the year on capital expenditures.

         Cash flows provided by financing activities for the first nine months of 1998 consisted primarily of net borrowings on notes payable to fund recent acquisitions and working capital requirements, offset by cash dividends paid to shareholders totaling $.035 per share and repayments of long-term debt. The Company had amounts outstanding on lines of credit totaling $95.6 million on September 26, 1998, and had approximately $97.0 million which remained available on such

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


lines. Management is currently pursuing up to $250 million in available long-term financing (variable and fixed rate) to replace its lines of credit, including a five year revolving credit facility and private placement of debt. In connection with this long term financing, the Company entered into a treasury lock swap agreement on September 14, 1998, based on a 10 year U.S. Treasury rate of 4.9%, a $50 million notional amount, and a determination date of December 18, 1998.


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

         The Company has accrued, in other current and long-term liabilities, amounts totaling $2.1 million and $1.5 million at September 26, 1998 and September 27, 1997, respectively. These represent estimated costs to complete remediation efforts currently in process and those expected to occur in the future. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c)    Sales of equity securities not registered under the Securities Act.


                                     Date of       Class of   Number                           Consideration
                                      Sale           Stock    of Shares    Purchasers            Exchanged
                                     -------       --------   ---------    ----------          -------------
Employee Stock Gift Program          Various       Common     125        Eligible officers      None
                                                                         and employees


Item 5. Other Information

In connection with the solicitation by the Company of proxies for shares to be voted at the Company's Annual Meeting of Shareholders in 1999, holders of such proxies shall be entitled to exercise discretionary voting on any matters submitted for consideration by shareholders, and not included in the Company's Proxy Statement, unless the Company receives notice of the matter on or before January 30, 1999. In addition, the Company's Bylaws contain certain notice and procedural requirements applicable to shareholder proposals that are not to be included in the Company's proxy materials in compliance with Rule 14a-8 of the Securities Exchange Act of 1934. A copy of the Company's Bylaws has been filed with the Securities and Exchange Commission and can be obtained from the public reference section of the Commission or from the Company.

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNIVERSAL FOREST PRODUCTS, INC.



Date:  November 10, 1998           By:   /s/ William G. Currie
      -------------------              -----------------------------------------
                                         William G. Currie
                                   Its:  President and Chief Executive Officer




Date:  November 10, 1998           By:   /s/ Elizabeth A. Bowman
      -------------------              -----------------------------------------
                                         Elizabeth A. Bowman
                                   Its:  Executive Vice President of Finance and
                                         Administration and Treasurer (Principal
                                         Financial Officer)

                         UNIVERSAL FOREST PRODUCTS, INC.


                                  EXHIBIT INDEX



Exhibit No.      Description                           Page No.
-----------      -----------                           --------
27.3QTR98        Financial Data Schedule                  29

27.3QTR97        Financial Data Schedule                  30
