Form 10-K
period 1998-12-26
UNIVERSAL FOREST PRODUCTS INC
filed 1999-03-25
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 26, 1998.

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period  from     to
                                                            -----  ------

Commission File No.:  0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                                38-1465835
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2801 E. BELTLINE, N.E., GRAND RAPIDS, MICHIGAN                      49525
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
      Yes:    X                     No:
            -----                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1999, 20,715,500 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $248,981,932 computed at the closing price of $20.125 on that date.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998 are incorporated by reference into
      Part II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.
                                  Page 1 of 18

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 26, 1998


                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
                                                   PART I

Item 1.    Business.                                                                             3
Item 2.    Properties.                                                                          11
Item 3.    Legal Proceedings.                                                                   11
Item 4.    Submission of Matters to a Vote of Security Holders.                                 11


                                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related                                14
           Shareholder Matters.
Item 6.    Selected Financial Data.                                                             14
Item 7.    Management's Discussion and Analysis of Financial                                    14
           Condition and Results of Operations.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                          14
Item 8.    Financial Statements and Supplemental Data.                                          14
Item 9.    Changes in and Disagreements with Accountants on                                     15
           Accounting and Financial Disclosure.


                                                  PART III

Item 10.   Directors and Executive Officers of the Registrant.                                  15
Item 11.   Executive Compensation.                                                              15
Item 12.   Security Ownership of Certain Beneficial Owners                                      15
           and Management.
Item 13.   Certain Relationships and Related Transactions.                                      15


                                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports                                 15
           on Form 8-K.

                                     PART I

ITEM 1.  BUSINESS.

(A)    GENERAL DEVELOPMENT OF THE BUSINESS.

       Universal Forest Products(R), Inc., and its wholly-owned and majority-owned subsidiaries and affiliates ("the Company") manufactures, treats and distributes lumber products for the do-it-yourself (DIY), manufactured housing, industrial and site-built construction markets. The Company currently operates 66 manufacturing and treating facilities throughout the United States, Canada and Mexico.

       Universal Forest Products(R), Inc. was organized as a Michigan corporation in 1955. The Company's business originally consisted of purchasing lumber in carload lots from primary producers and reselling those carloads mostly to manufacturers of mobile and modular homes, without any intermediate handling. In the early 1970's, producers of manufactured housing were experiencing supply and inventory difficulties as a result of the deterioration of railroad service and rapidly increasing interest rates. The Company's management recognized these customer-experienced problems as an opportunity. As a result, the Company developed a "component yard" concept that featured distribution facilities with manufacturing capabilities located on major rail routes in close proximity to its clustered manufactured housing customers. Carload shipments of lumber were received at these regional facilities where the material was either broken down and shipped to customers without further processing, or manufactured to the customer's specifications before shipment to the customer by truck. The component yard concept helped the Company's customers reduce materials management problems, control their inventory and labor costs and conserve capital. As the component yard concept evolved, the Company began to manufacture roof trusses for its manufactured housing customers. The Company believes it was the first truss supplier to employ a full-time staff of engineers who assist customers with truss designs, help obtain various building code approvals for these designs and facilitate the development of new products and manufacturing techniques. As consequence, the Company's sales to the manufactured housing industry grew rapidly through the 1970's and 1980's. Today, the Company is the largest manufacturer of roof trusses for manufactured homes in the nation.

       In order to further enhance growth opportunities, the Company entered the wood preservation business in 1979. The Company utilizes a pressure-treatment process for protecting wood from damage by insects and fungi in outdoor applications. The expansion into this product line led to the manufacture of a variety of products, primarily for landscaping, deck and fence construction. These products were originally sold to conventional lumberyards and small lumberyard chains. When the warehouse-format mass merchandisers such as Home Depot became strong retail outlets for the DIY market in the late 1980's, the Company was well positioned to capture the business of these retailers. By virtue of the geographic dispersal of its regional facilities and its prior experience with the flexibility required for the delivery of mixed truckloads of products on a just-in-time basis, the Company possessed the abilities demanded by the DIY retailers. The Company has grown to become the number one supplier of lumber related products to the DIY market.

       In the mid-1980's, management began to recognize opportunities in the industrial market. The Company manufactures pallets, crating stock and specialty packaging for large industrial manufacturers and agricultural customers. These products may be manufactured from the by-product of other manufactured products, providing the Company with a profitable way of expanding its business while increasing its raw material yields. In 1998, the Company completed the following business acquisitions to expand its market presence:

- On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The total purchase price for the net assets of AGP was comprised of cash totaling approximately $1.0 million, a note payable of $857,000, and 57,950 shares of the Company's common stock. AGP had net sales in fiscal 1997 totaling $4 million.

- On June 4, 1998, a subsidiary of the Company acquired substantially all of the assets of Industrial Lumber Company, Inc. ("ILC"), a distributor of low grade cut lumber for packaging. The total purchase price for the net assets of ILC was comprised of cash totaling approximately $3.0 million and notes payable totaling $2.2 million. ILC had net sales in fiscal 1997 totaling $15 million.

       Beginning in December of 1997, the Company added another market to its business, the site-built construction market, through five strategic business acquisitions. The Company acquired manufacturers of engineered wood products, which consist of roof and floor trusses, wall panels and I-joists. The customer base of these manufacturers consists of large, multi-tract builders, small volume custom builders, national home center customers and retail lumberyards. As a result of these business acquisitions, the Company has become the largest manufacturer of engineered trusses and wall panels in the nation. Each of the Company's business acquisitions are discussed below.

- On December 22, 1997, a subsidiary of the Company completed a merger with Consolidated Building Components, Inc. ("CBC"), a manufacturer of engineered trusses, wall panels and other products for commercial and residential builders and producers of manufactured homes. CBC operates two plants in Northwest Pennsylvania. The Company issued approximately 398,000 shares of its common stock in exchange for all of the stock of CBC. This transaction has been accounted for as a pooling of interests; therefore, financial statements for 1996 and prior years were restated to reflect this merger. CBC had net sales in fiscal 1997 totaling $24 million.

- On December 29, 1997, a partnership of the Company acquired substantially all of the assets of Structural Lumber Products, Inc. ("SLP"), a manufacturer of engineered trusses and wall panels for residential builders. SLP operates plants in San Antonio, Austin and Dallas, Texas. The total purchase price of the transaction was $18.5 million. SLP had net sales in fiscal 1997 totaling $22 million.

- On March 30, 1998, a subsidiary of the Company acquired 100% of the outstanding shares of privately held Shoffner Industries, Inc. ("Shoffner") in exchange for $41.1 million in cash and 3 million shares of the Company's common stock. Shoffner is a manufacturer of engineered trusses for commercial and residential builders and had 14 facilities in 7 states at the time of the acquisition. Shoffner had net sales in fiscal 1997 totaling $90 million.

- On April 20, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Component Systems, Inc. ("ACS"), a manufacturer of engineered trusses for commercial and residential builders. ACS operates one facility in Lafayette, Colorado. The total purchase price of ACS was $27 million. ACS had net sales in fiscal 1997 totaling $39 million.

- On November 4, 1998, a subsidiary of the Company acquired 59% of the outstanding shares of Nascor, Inc. ("Nascor"), located in Calgary, Alberta. Nascor manufactures engineered trusses, I-joists and pre-insulated wall panels for commercial and residential builders. In addition, Nascor conducts licensing activities associated with its I-joist technology. The total purchase price for the shares was $2.8 million. Nascor had sales and licensing revenues totaling $13 million in 1998.

       In addition, on December 18, 1998, a subsidiary of the Company acquired 45% of the outstanding shares of Pino Exporta S.A. de C.V., which subsequently changed its name to Pinelli Universal S. de R.L. de C.V. ("Pinelli"). Pinelli is located in Durango, Mexico, where it manufactures moulding and millwork products for customers in the United States. The total purchase price for the minority interest was $3.0 million. In addition, the Company will provide a revolving credit facility to Pinelli totaling up to $5.0 million. The Company advanced $3.2 million to Pinelli on December 18, 1998. The Company has accounted for this investment using the equity method.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

       The information required by this item is incorporated by reference from Footnote O of the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998.

(C)    NARRATIVE DESCRIPTION OF BUSINESS.

       The Company presently manufactures, treats and distributes lumber products for the DIY, manufactured housing, industrial and site-built construction markets. Each of these markets is discussed in the paragraphs which follow. The Company also sells lumber products to the wholesale market, but management is not emphasizing this business in its growth objectives.

       DIY MARKET. The customers comprising this market are primarily national home center retailers, chain lumberyards and contractor oriented lumberyards. The Company is currently selling to over 1,900 customers in this market. One customer, The Home Depot, Inc., accounted for approximately 20%, 18% and 15% of the Company's total net sales for fiscal 1998, 1997 and 1996, respectively.

       National customers in this market are serviced by the Company's sales staff in each region and are assisted by personnel from the Company's headquarters. Generally, terms of sale are established for annual periods, and orders are thereafter placed with the Company's regional facilities in accordance with the pre-established terms.

       The Company currently supplies customers in this market from over 50 of its locations. These regional facilities are able to supply customers with mixed truckloads of products which can be delivered to customers with rapid turnaround from order receipt. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The proximity of the Company's regional facilities to the various outlets of these customers is a significant advantage when negotiating annual sales programs.

       The products offered to customers in this market include dimension lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under the Company's trademarks. Treated lumber is sold under the Company's PRO-WOOD(R) trademark. Value-added products, described in the following paragraph, may be preserved by pressure-treatment or unpreserved.

       Products in the Deck Necessities(R) group consist of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads. The Fence Fundamentals(TM) group of products includes various styles of fences, such as solid, picket and shadowbox, as well as gates, posts and other components. Products in the Outdoor Essentials(TM) group consist of various home and garden and landscaping items. Large volumes of lattice are sold by the Company under its Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects. The Storage Solutions(TM) product line consists primarily of storage building frames and trusses. In 1998, the Company sold all of the inventory, machinery and equipment relating to its YardLine(R) storage structure product.

       The Company also sells engineered wood products to this market as a result of recent business acquisitions. These products include engineered trusses, wall panels and I-joists. Depending upon regional practices and builder preferences, the Company may sell these products through retailers or directly to builders (see Site-Built Construction below).

       The Company knows of no competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis. The Company faces competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. The Company also faces increased competition in this market from certain national vendor mills with wood preservation facilities in certain regions. The Company believes the breadth of its product offering, its geographic dispersion and proximity of its plants to core customers, its purchasing expertise, and its service capabilities provide significant competitive advantages in this market. As this industry continues to consolidate, the Company believes it is well-positioned to capture additional market share.

       MANUFACTURED HOUSING MARKET. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles. The Company is currently selling to over 200 customers in this market.

       Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, particle board, and dimension lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. The Company's engineering and support staff of approximately 15 persons acts as a sales support resource to assist the customer with truss designs, obtaining various building code approvals for the designs, and aiding in the development of new products and manufacturing processes.

       While no competitor operates in as widely dispersed geographic area as the Company, it does face vigorous competition from suppliers in many geographic regions. The Company estimates that it produces over 65% of the HUD Code roof trusses supplied to this market based on data published by the Manufactured Housing Institute. The Company's principal competitive advantages include its product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the proximity of its regional facilities to core customers and its ability to provide national sales programs to certain customers. In addition, the Company's financial resources enable it to carry a sufficient inventory of raw materials to minimize turnaround time from receipt of an order to delivery of the product.

       INDUSTRIAL MARKET. The Company defines its industrial market as industrial manufacturers and agricultural customers who use pallets, crates, and wooden boxes for packaging, shipping and material handling purposes. The Company has increased its emphasis on this market in recent years and currently sells to over 1,400 customers in this market. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing the Company to increase its raw material yields while expanding its business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. The Company intends to continue to service this market with its regional sales personnel and to emphasize service and reliability as competitive strengths. It also plans to continue to increase its market share through internal expansion utilizing technology acquired from AGP and strategic business acquisitions.

       SITE-BUILT CONSTRUCTION MARKET. The Company entered the site-built construction market through five strategic business acquisitions completed since December of 1997. The businesses acquired are discussed herein under the section "General Development of the Business."

       The customers comprising this market are primarily large-volume, multitract builders/ developers and smaller custom builders. The Company is currently selling to over 1,600 customers in this market. Customers are serviced by the Company's sales, engineering and design personnel in each region. Generally, terms of sale and pricing are determined based on quotes for each specific job order.

       The Company currently supplies customers in this market from 20 facilities located in 10 different states. These facilities manufacture various engineered wood products used to frame a conventional site-built project, including roof and floor trusses, wall panels and I-joists. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

       The Company knows of no competitor that manufactures and distributes a complete line of engineered wood products on a national basis. Competition in this market is fragmented as local regulatory requirements and product preferences have resulted in a regional operating focus. The Company's objective is to continue to grow its manufacturing capacity for this market while developing a national presence. Management expects to face competition from various companies attempting to complete the same strategy. The Company believes its primary competitive advantages relate to its product knowledge, the engineering and design capabilities of its regional staff, its product quality and timeliness of delivery.

       WOOD PRESERVATION TREATMENT. The Company is the largest producer of preservative-treated lumber in the nation based on data published by the Building Products Digest. The Company operates 17 treatment facilities in 12 different states, with capacity to process over one billion board feet annually.

       The process for preserving wood utilized by the Company involves the application of a Chromated Copper Arsenate (CCA) solution under pressure. This process originated in India over sixty years ago as a means for protecting timbers utilized in the construction of mine shafts and tunnels. The basic process is no longer protected by any U.S. patent, and is widely used by numerous producers of treated lumber. The process consists of mixing the chemicals with water and impregnating the wood by alternating vacuum and pressure in specially designed pressure chambers. Thereafter, the CCA becomes a permanent component of the wood. The preservative in the wood acts as both an insecticide and a fungicide, thereby effectively eliminating the two principal causes of wood deterioration that exist in North America. The Company has developed and implemented numerous refinements to the basic CCA treatment process, and considers its process to be "state of the art."

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

       At the time the monitoring wells were installed at the Company's Granger, Indiana facility in 1986, chromium was discovered in the groundwater in excess of the EPA limit for drinking water at one end of the Company's property. Subsequent testing also revealed surface water and soil contamination in excess of EPA limits in three other areas of the plant. The Company initiated a voluntary remediation program. The extent of contamination was defined and a remediation plan was designed and implemented. This contamination was successfully remediated, and the Company is currently conducting confirmatory sampling in accordance with its agreement with the State of Indiana.

        In 1991, the Company discovered chromium in the groundwater in excess of the EPA drinking water limit in connection with the replacement of a treating facility previously purchased in Union City, Georgia. A groundwater recovery program in which large volumes of groundwater are pumped from the wells for use in the Company's treatment process has corrected this problem.

       The Company acquired several facilities from Chesapeake Corporation in October 1993. Based on the agreements between the Company and Chesapeake Corporation, the environmental conditions existing at the Elizabeth City, NC, Stockertown, PA and North East, MD sites are the responsibility of the Company. Environmental conditions consist of limited soil and/or groundwater contamination of CCA components. Similarly, the Company purchased a treating facility in Schertz, TX with limited soil contamination in December 1998. The nature and extent of each of these conditions does not require immediate action. If these sites are closed, some remedial action such as soil treatment and/or removal may be required. Estimates of probable costs have been prepared for each of these sites.

       The Company has accrued for costs of remediation of all of its sites totaling approximately $2.3 million at December 26, 1998. Except for the situations described above, the Company is not aware of any material environmental problems affecting its properties.

       SEASONAL INFLUENCES. The Company's manufactured housing and site-built construction markets are affected by seasonal influences in the northern states during the winter months when installation and construction is more difficult.

       The activities in the DIY market have substantial seasonal impacts. The demand for many of the Company's DIY products is highest during the period of April to August. Accordingly, its sales to the DIY market tend to be greater during the second and third quarters. The Company builds its inventory of finished goods throughout the winter and spring to support this sales peak. Restraints on production capacity made this a necessary practice which potentially exposed the Company to greater adverse effects of changes in economic and industry trends. Since 1995, inventory management initiatives and supply programs with vendors have been used to reduce the exposure to adverse changes in the commodity lumber market, and decrease demands on cash resources.

       SUPPLIERS. The Company is one of the largest domestic buyer of solid sawn lumber from primary producers (lumber mills). It uses primarily southern yellow pine in its pressure-treating operations, which it obtains from mills located through the states comprising the sun belt. Other species used by the Company include "spruce-pine-fir," from Ontario, Quebec, British Columbia, and Alberta, Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of Ponderosa pine; and Brazilian pine. There are numerous primary producers for all varieties used by the Company, and the Company is not dependent on any particular source of supply. The Company's financial resources, in combination with its strong sales network and ability to remanufacture lumber, enable it to purchase a large percentage of a primary producer's output (as opposed to only those dimensions or grades in immediate need), thereby lowering its average cost of raw materials. Management believes this represents a significant competitive advantage.

       INTELLECTUAL PROPERTY. The Company owns a patent relating to automated equipment for the manufacture of lattice, a tie-down strap patent related to truss components, and a patent on machinery used in the production of joint compound and wall texture. In addition, it owns four registered trademarks:
PRO-WOOD(R) relating to the preservative-treated wood products; Deck Necessities(R) relating to the deck component products; the name Universal Forest Products(R); and a pine tree logo. The Company has applied for an additional registered trademark related to its ProFence(TM) products. In addition, it claims common law trademark rights to several other trademarks of lesser importance. While it believes its patent and trademark rights are valuable, the loss of its patent or any trademark would not have a material adverse impact on the competitive position of the Company.

       RESEARCH AND DEVELOPMENT. Research and development efforts by the Company generally fall into four categories: engineering and testing of new truss designs; design and development of wood treatment systems and manufacturing processes; design and development of machinery and tooling of various wood shaping devices; and development of new products. Although important to the Company's competitive strengths and growth, the dollar amount of research and development expenditures has not typically been material to the Company. However, in 1998, the Company spent approximately $2.8 million associated with development of a new product. The Company is continuing its research activities with respect to this product.

       EMPLOYEES. At March 1, 1999, the Company employed approximately 4,400 persons. No Company employees are represented by a labor union, except for a small facility located in Lerma, Mexico with approximately 20 employees. The Company has never experienced a work stoppage due to a labor dispute, and believes its relations with employees are good.

       BACKLOG. Due to the nature of the Company's DIY, manufactured housing and industrial businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, the Company would not normally have a backlog of unfilled orders in a material amount. The relationships with its major customers are such that it is either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements. In such cases, either the Company is able to forecast the customer's requirements or the customer may provide an estimate of its future needs. In neither case, however, will the Company receive firm orders until just prior to the anticipated delivery dates for the products in question.

       At March 1, 1999, backlog orders associated with the site-built construction business, a new market for the Company, approximated $15.9 million, representing approximately five weeks production. The Company believes the relatively short time period associated with its backlog, in certain regions, provides a significant competitive advantage.

(D)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES.

       The dominant portion of the Company's operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Footnote O of the Consolidated Financial Statements presented under Item 8 herein.

ITEM 2.  PROPERTIES.

       The Company's headquarters are located on a ten acre site adjacent to a main thoroughfare in suburban Grand Rapids, Michigan. The headquarters building consists of several one and two story structures of wood construction containing approximately 49,000 square feet of office space.

       The Company currently has 72 facilities at 63 locations. These facilities are located in 23 U.S. states, two Canadian provinces, and two Mexican states, and are involved in either the manufacture, preservative treatment, or distribution of lumber products, or a combination of these activities. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from 7 acres to 48 acres. Depending upon function and location, these facilities typically utilize office space between 1,500 and 5,000 square feet, manufacturing space between 10,000 and 105,000 square feet, treating space between 25,000 and 300,000 square feet, and covered storage ranging from 10,000 to 100,000 square feet.

       The Company owns all of its properties, free from any significant mortgage or other encumbrance, except for 12 regional facilities which are leased. The Company believes that all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3.  LEGAL PROCEEDINGS.

       The Company is not involved in any pending legal proceedings other than routine litigation incidental to the ordinary conduct of its business, none of which would result in a material impact on the Company, individually or in the aggregate, in the event of an adverse outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT.

           The following table lists the names, ages and positions of all of the Company's executive officers as of March 1, 1999. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

-----------------------------------------------------------------------------------------------------------------
       Name               Age                         Position
-----------------------------------------------------------------------------------------------------------------
Peter F. Secchia          61   Chairman of the Board, Universal Forest Products, Inc.
William G. Currie         51   Chief Executive Officer and President, Universal Forest Products, Inc.
James H. Ward             55   President, Universal Forest Products Eastern Division, Inc.
Michael B. Glenn          47   President, Universal Forest Products Western Division, Inc.
Robert K. Hill            51   Exec. Vice Pres. Operations, Universal Forest Products Western Division, Inc.
Robert D. Coleman         44   Exec. Vice Pres. Manufacturing, Universal Forest Products, Inc.
Philip E. Rogers          48   Exec. Vice Pres. National Sales and Marketing, Universal Forest Products, Inc.
Matthew J. Missad         38   Executive Vice President and Secretary, Universal Forest Products, Inc.
Elizabeth A. Nickels      36   Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Carroll M. Shoffner       66   Chairman, Shoffner Industries, L.L.C.
Gary A. Wright            51   President, Shoffner Industries, L.L.C.
Eric S. Maxey             40   Vice President of Administration, Universal Forest Products, Inc.
Jeff A. Higgs             44   Vice President, Universal Forest Products Western Division, Inc.

-----------------------------------------------------------------------------------------------------------------

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

       James H. Ward joined the Company in 1972 as a regional salesman. From 1979 to 1987, he served as Vice President of the Company's Southern operations. He was elected to Senior Vice President in June of 1987. Effective December 1, 1997, Mr. Ward became the President of the Universal Forest Products Eastern Division.

       Michael B. Glenn has been employed by the Company since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of the Company's Southwest operations. From September 1983 to June 1989, Mr. Glenn was Vice President of those operations. Effective December 1, 1997, Mr. Glenn became the President of the Universal Forest Products Western Division.

       Robert K. Hill has been with the Company since 1986. In March of 1993, he was elected Senior Vice President of the Company's Far West operations. From 1989 to 1993, he served as Vice

President of those operations. Effective December 1, 1997, Mr. Hill became the Executive Vice President of Operations of the Universal Forest Products Western Division.

       Robert D. Coleman, an employee of the Company since 1979, served as Senior Vice President of the Company's Midwest operations from September 1, 1993 until December of 1997. From 1986 to 1993 he served as Vice President of the Company's Atlantic Division. On December 1, 1997, Mr. Coleman became the Executive Vice President of Manufacturing of the Universal Forest Products Eastern Division. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing for Universal Forest Products, Inc.

       Philip E. Rogers, an employee of the Company since 1989, served as Vice President of Operations for the Universal Forest Products Southwest Company until November of 1997. At that time, Mr. Rogers became the Vice President of Sales, National Accounts Retail. Effective January 1, 1999, Mr. Rogers was promoted to Executive Vice President of National Sales and Marketing for Universal Forest Products, Inc.

       Matthew J. Missad has been employed by the Company since 1985. Mr. Missad has served as General Counsel and Secretary since December 1, 1987, and Vice President Corporate Compliance since August 1989. In February 1996, Mr. Missad was promoted to Executive Vice President.

       Elizabeth A. Nickels, CPA, joined the Company in July of 1993 as Chief Financial Officer and Treasurer. From 1990 to 1993, Ms. Nickels served as Vice President of Operations of The Waypointe Companies, Inc., a company involved in construction, engineering, software design, and marketing. From 1986 to 1990, Ms. Nickels served as Controller of Riebel Development Corporation. In February 1996, Ms. Nickels was promoted to Executive Vice President of Finance and Administration.

       Carroll M. Shoffner, has been affiliated with the Company since March 30, 1998, at which time the Company acquired Shoffner Industries, Inc., with whom he had been employed since 1964. Mr. Shoffner serves as Chairman of Shoffner Industries, L.L.C., and is a member of the Board of Directors of Universal Forest Products, Inc.

       Gary A. Wright, has been affiliated with the Company since March 30, 1998 at which time the Company acquired Shoffner Industries, Inc., with whom he had been employed since 1978. Mr. Wright serves as President of Shoffner Industries, L.L.C.

       Eric S. Maxey, an employee of the Company since 1991, has served as Vice President of Administration since 1992. Prior to that time and since 1984, he served as Controller.

       Jeff A. Higgs, has been an employee of the Company since April 20, 1998, at which time the Company acquired the assets of Advanced Component Systems, Inc. Mr. Higgs serves as a Vice President of Operations for the Universal Forest Products Western Division, Inc.

                                     PART II

       The following information items in this Part II, which are contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 26, 1998, are specifically incorporated by reference into this Form 10-K Report. Selected portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 26, 1998 are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

       The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998, under the caption "Price Range of Common Stock and Dividends."

ITEM 6. SELECTED FINANCIAL DATA.

       The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998, under the caption "Five Year Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998, under the following captions:

       -   "Independent Auditors' Report"
       -   "Consolidated Balance Sheets"
       -   "Consolidated Statements of Earnings"
       -   "Consolidated Statements of Shareholders' Equity"
       -   "Consolidated Statements of Cash Flows"
       -   "Notes to Consolidated Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information relating to executive officers is included in this report in the last Section of Part I under the Caption "Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, as filed with the Commission, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

       Information relating to executive compensation is incorporated by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation," excluding information under the captions "Compensation Committee Report" and "Stock Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information relating to security ownership of certain beneficial owners and management is incorporated by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

       Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Election of Directors."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements. The following Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998:

                - Independent Auditors' Report

                - Consolidated Balance Sheets as of December 26, 1998 and
                       December 27, 1997

                - Consolidated Statements of Earnings for the Years
                       Ended December 26, 1998, December 27, 1997 and December 28, 1996

                - Consolidated Statements of Shareholders' Equity for the Years
                       Ended December 26, 1998, December 27, 1997 and December 28, 1996

                - Consolidated Statements of Cash Flows for the Years Ended
                       December 26, 1998, December 27, 1997 and December 28,
                       1996

                - Notes to Consolidated Financial Statements

           2. Financial Statement Schedules. All schedules required by this Form 10-K Report have been omitted because they were inapplicable, included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

           3. Exhibits. Reference is made to the Exhibit Index which is found on pages E-1 through E-4 of this Form 10-K Report.

       (b) No reports on Form 8-K were filed in the fourth quarter of 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1999    UNIVERSAL FOREST PRODUCTS, INC.



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


                                /s/ WILLIAM G. CURRIE
                               ------------------------------------------------
                               WILLIAM G. CURRIE, PRESIDENT AND CHIEF EXECUTIVE OFFICER


                               and


                               /s/ ELIZABETH A. NICKELS
                               ------------------------------------------------
                               ELIZABETH A. NICKELS, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of March, 1999, by the following persons on behalf of the Company and in the capacities indicated.

       Each Director of the Company whose signature appears below hereby appoints Matthew J. Missad and Elizabeth A. Nickels, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




/s/ PETER F. SECCHIA                        /s/ JOHN W. GARSIDE
------------------------------------        ------------------------------------
PETER F. SECCHIA, DIRECTOR                  JOHN W. GARSIDE, DIRECTOR



/s/ WILLIAM G. CURRIE                       /s/ PHILIP M. NOVELL
------------------------------------        ------------------------------------
WILLIAM G. CURRIE, DIRECTOR                 PHILIP M. NOVELL, DIRECTOR



/s/ RICHARD M. DEVOS                        /s/ LOUIS A. SMITH
------------------------------------        ------------------------------------
RICHARD M. DEVOS, DIRECTOR                  LOUIS A. SMITH, DIRECTOR



/s/ JOHN C. CANEPA                          /s/ CARROLL M. SHOFFNER
------------------------------------        ------------------------------------
JOHN C. CANEPA, DIRECTOR                    CARROLL M. SHOFFNER, DIRECTOR

EXHIBIT NO.            DESCRIPTION
-----------            -----------

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

2(b) Agreement and Plan of Reorganization dated as of March 30, 1998, by and among Universal Forest Products, Inc., UFP Acquisition Corp. II, Shoffner Industries, Inc. and the Shareholders of Shoffner Industries, Inc., together with the Annexes thereto, was filed as Exhibit 2.1 to a Form 8-K Report dated March 30, 1998, and the same is incorporated herein by reference.

2(c) Purchase Agreement dated as of February 18, 1998, by and among Universal Forest Products Southwest Company, Inc., Advanced Component Systems, Inc., T.F. Investments, L.L.C., and F.T.G. Leasing, Inc., was filed as Exhibit 2.1 to a Form 8-K Report dated April 20, 1998, and the same is incorporated herein by reference.

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

4(b)(2) Business Loan Agreement with Michigan National Bank dated August 17, 1988, as amended was filed as Exhibit 4(b)(2) to a Registration Statement on Form S-1 (No. 33- 69474) and the same is incorporated herein by reference.

4(b)(3) Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4(b)(3) to a Form 10-Q Quarterly Report for the quarter period ended March 26, 1994, and the same is incorporated herein by reference.

EXHIBIT NO.            DESCRIPTION
-----------            -----------

4(b)(4) First Amendment to Note Agreement dated November 13, 1998, relating to Series A, Senior Unsecured Note Agreement dated May 5, 1994.

10(a) Redemption Agreement with Peter F. Secchia, dated August 26, 1993, was filed as Exhibit 10(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10(b) Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33- 69474) and the same is incorporated herein by reference.

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

EXHIBIT NO.            DESCRIPTION
-----------            -----------

10(d)(3) Sublease between Registrant and the Community Development Authority of the City of Moreno Valley regarding Registrant's Moreno Valley, California facility, with main lease attached was filed as Exhibit 10(d)(3) to a Registration Statement on Form S-1 (No. 33- 69474) and the same is incorporated herein by reference.

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

10(g)(1) Term Loan Agreement between Registrant and NBD Bank, N.A. dated December 1, 1992, was filed as Exhibit 10(g)(1) to a Registration Statement on Form S-1 (No. 33- 69474) and the same is incorporated herein by reference.

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

10(i)(1)      Revolving Credit Agreement dated November 13, 1998.

10(j)(1)      Series 1998-A, Senior Note Agreement dated December 21, 1998.

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 26, 1998.

21            List of Registrant's subsidiaries.

23            Consent of Deloitte & Touche LLP.

27            Financial Data Schedule.

-----------------------

*Indicates a compensatory arrangement.