Form 10-Q
period 1999-03-27
UNIVERSAL FOREST PRODUCTS INC
filed 1999-05-10
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                   Michigan                                38-1465835
         -------------------------------              ---------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification Number)


         2801 East Beltline NE, Grand Rapids, Michigan           49525
         ---------------------------------------------           -----
         (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                        Outstanding as of May 1, 1999
       --------------------------             -----------------------------
       Common stock, no par value                      20,793,017

================================================================================

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 27, 1999
                     and December 26, 1998.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 27, 1999 and March 28, 1998.                                           4

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Three Months Ended March 27, 1999 and March 28, 1998.                                     5

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 27, 1999 and March 28, 1998.                                           6

                 Notes to Consolidated Condensed Financial Statements.                                       7-11

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                   12-21


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                                       22

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index.                                                                       24

                 (b) No reports were filed on Form 8-K during the three months ended March 27, 1999.


                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)                                                March 27,    December 26,
                                                                                    1999         1998
                                                                                ----------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................$   2,189      $     920
     Accounts receivable (net of allowance for doubtful accounts of
       $4,236 and $3,540) ......................................................   92,613         62,846
     Inventories:
          Raw materials ........................................................   50,562         36,856
          Finished goods .......................................................   98,151         71,543
                                                                                ---------      ---------
                                                                                  148,713        108,399
     Other current assets ......................................................    7,458          9,712
                                                                                ---------      ---------
              TOTAL CURRENT ASSETS .............................................  250,973        181,877

OTHER ASSETS ...................................................................   10,095         10,978
GOODWILL AND NON-COMPETE AGREEMENTS, NET .......................................   95,085         95,229

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost ....................................  202,639        193,375
     Accumulated depreciation and amortization .................................  (64,495)       (61,389)
                                                                                ---------      ---------
              PROPERTY, PLANT AND EQUIPMENT, NET ...............................  138,144        131,986
                                                                                ---------      ---------
                                                                                $ 494,297      $ 420,070
                                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt ...........................................................$   2,038      $   1,997
     Accounts payable ..........................................................   60,507         38,751
     Accrued liabilities:
          Compensation and benefits ............................................   17,184         28,025
          Other ................................................................    8,415          3,485
     Current portion of long-term debt and capital lease obligations ...........    9,182          9,760
                                                                                ---------      ---------
              TOTAL CURRENT LIABILITIES ........................................   97,326         82,018

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current portion .........................................................  185,382        132,120
DEFERRED INCOME TAXES ..........................................................    8,100          8,100
OTHER LIABILITIES ..............................................................    6,928          6,249

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000;
       issued and outstanding, 20,665,500 and 20,710,263 .......................   20,666         20,710
     Additional paid-in capital ................................................   77,618         77,526
     Retained earnings .........................................................   99,695         95,221
     Accumulated other comprehensive earnings ..................................     (769)        (1,072)
                                                                                ---------      ---------
                                                                                  197,210        192,385
     Officers' stock notes receivable ..........................................     (649)          (802)
                                                                                ---------      ---------
                                                                                  196,561        191,583
                                                                                ---------      ---------
                                                                                $ 494,297      $ 420,070
                                                                                =========      =========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                       Three Months Ended
(in thousands, except per share amounts)                                          -----------------------------
                                                                                  March 27,         March 28,
                                                                                      1999              1998
                                                                                  ---------         ---------

NET SALES ......................................................................  $ 300,180          $ 238,197

COST OF GOODS SOLD..............................................................    258,963            213,705
                                                                                  ---------          ---------

GROSS PROFIT....................................................................     41,217             24,492

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................     29,873             17,189
                                                                                  ---------          ---------

EARNINGS FROM OPERATIONS........................................................     11,344              7,303

OTHER EXPENSE (INCOME):
     Interest expense...........................................................      2,919              1,672
     Interest income............................................................       (137)               (35)
     Other, net.................................................................       (154)               (44)
                                                                                  ---------         ----------

          TOTAL OTHER EXPENSE...................................................      2,628              1,593
                                                                                  ---------         ----------

EARNINGS BEFORE INCOME TAXES....................................................      8,716              5,710

INCOME TAXES....................................................................      3,355              2,133
                                                                                  ---------         ----------

NET EARNINGS....................................................................  $   5,361          $   3,577
                                                                                  =========         ==========

EARNINGS PER SHARE - BASIC......................................................  $    0.26          $    0.20

EARNINGS PER SHARE - DILUTED....................................................  $    0.25          $    0.20

WEIGHTED AVERAGE SHARES OUTSTANDING.............................................     20,710             17,575

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON

  STOCK EQUIVALENTS.............................................................     21,415             18,271






See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


(in thousands, except share data)
                                                                                   Accumulated
                                                          Additional                 Other          Officers'
                                             Common        Paid-In     Retained   Comprehensive    Stock Notes
                                              Stock        Capital     Earnings     Earnings        Receivable      Total
                                             -------      ----------   --------   -------------    -----------      -----

BALANCE AS OF 12/26/98...................    $20,710        $77,526     $95,221    ($1,072)         ($  802)      $191,583

    Comprehensive earnings:
      Net earnings.......................                                 5,361
      Foreign currency translation
        adjustment.......................                                              303

    Total comprehensive earnings.........                                                                            5,664

    Issuance of 5,237 shares.............          6             92                                                     98

    Repurchase of 50,000 shares..........        (50)                      (887)                                      (937)

    Payments received on officers'
      stock notes receivable.............                                                               153            153
                                             -------        -------     -------     ------           ------       --------

BALANCE AS OF 3/27/99....................    $20,666        $77,618     $99,695    ($  769)         ($  649)      $196,561
                                             =======        =======     =======     ======           ======       ========


BALANCE AS OF 12/27/97...................    $17,572        $29,855     $70,253    ($  882)         ($  900)      $115,898

    Comprehensive earnings:
      Net earnings.......................                                 3,577
      Foreign currency translation
        adjustment.......................                                              266

    Total comprehensive earnings.........                                                                            3,843

    Issuance of 4,585 shares.............          5             51                                                     56

    Payments received on officers'
      stock notes receivable.............                                                                66             66
                                             -------        -------     -------    -------           ------       --------

BALANCE AS OF 3/28/98....................    $17,577        $29,906     $73,830    ($  616)         ($  834)      $119,863
                                             =======        =======     =======     ======           ======       ========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                     Three Months Ended
                                                                                -----------------------------
                                                                                   March 27,      March 28,
                                                                                    1999            1998
                                                                                   ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .................................................................. $  5,361          $  3,577
Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization ............................................    3,571             2,270
     Amortization of non-compete agreements and goodwill ......................      821               177
     Loss (gain) on disposal of property, plant and equipment .................       17               (24)
     Stock Gift and Stock Grant Program expense ...............................       36                22
     Changes in:
       Accounts receivable ....................................................  (29,767)          (23,501)
       Inventories ............................................................  (40,314)          (22,725)
       Other ..................................................................      140              (122)
       Accounts payable .......................................................   21,755             4,207
       Accrued liabilities ....................................................   (3,285)           (2,578)
                                                                                --------          --------
          NET CASH USED IN OPERATING ACTIVITIES ...............................  (41,665)          (38,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of notes receivable ...........................................    1,030                67
     Purchases of property, plant and equipment ...............................   (9,746)           (6,140)
     Proceeds from sale of property, plant and equipment ......................                         81
     Business acquisitions ....................................................                    (18,644)
     Purchases of other assets ................................................     (199)             (171)
                                                                                --------          --------
         NET CASH USED IN INVESTING ACTIVITIES ................................   (8,915)          (24,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings of notes payable and revolving credit facilities ..........   53,562            68,900
     Proceeds from issuance of common stock ...................................       61                35
     Repayment of long-term debt ..............................................     (836)             (388)
     Repurchase of common stock ...............................................     (938)
                                                                                --------          --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ............................   51,849            68,547
                                                                                --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................    1,269             5,043

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................      920             3,157
                                                                                --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................... $  2,189          $  8,200
                                                                                ========          ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ................................................................. $    455          $    482
     Income taxes paid (refund) ...............................................   (1,439)              520

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreement .....................                   $    146


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



A.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned and majority-owned subsidiaries and partnerships (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting has been used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise a significant influence.

       In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 26, 1998.

       Certain reclassifications have been made to the consolidated condensed financial statements for the first quarter of 1998 to conform to the classifications used in the first quarter of 1999.


B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data).

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



                                      For the Three Months Ended 3/27/99     For the Three Months Ended 3/28/98
                                      ----------------------------------     ----------------------------------
                                            Net                    Per           Net                      Per
                                        Earnings       Shares     Share        Earnings      Shares       Share
                                      (Numerator) (Denominator)  Amount       (Numerator) (Denominator)  Amount
                                      ----------  -------------  ------       ----------- -------------  ------

       EPS - BASIC
       Net earnings available to
       common shareholders..........    $5,361       20,710       $0.26        $3,577      17,575         $0.20
                                                                  =====                                   =====

       EFFECT OF DILUTIVE SECURITIES
       Options......................                    705                                   696
                                                     ------                                ------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       assumed options
       exercised....................     $5,361       21,415       $0.25        $3,577      18,271       $0.20
                                         ======      =======       =====        ======      ======       =====

       Options to purchase 270,000 shares of common stock at exercise prices ranging from $20.00 to $36.01 were outstanding at March 27, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.


C.     STOCK OPTIONS AND STOCK-BASED COMPENSATION

       In January 1999, the Company granted incentive stock options for 231,161 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to employees and officers of the Company at exercise prices ranging from $19.75 to $36.01, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2002 through 2014, and the option recipients must be employed by the Company at the time of exercise. Options for 70,000 shares were canceled during the period as a result of terminated employees.

       The Company continues to apply the provisions of APB Opinion No. 25 which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted in 1999 been determined under the fair value based method defined in SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts for the three months ended March 27, 1999 (in thousands, except per share amounts).

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                                        Three Months Ended
                                                    -------------------------
                                                    March 27,       March 28,
                                                     1999             1998
                                                    -------------------------
                  Net Earnings:
                      As Reported..............      $5,361           $3,577
                      Pro Forma................       5,306            3,496

                  EPS - Basic:
                      As Reported..............         .26              .20
                      Pro Forma................         .26              .20

                  EPS - Diluted:
                      As Reported..............         .25              .20
                      Pro Forma................         .25              .19

       Because the fair value based method of accounting has not been applied to options granted prior to fiscal year 1996, the resulting pro forma compensation cost may not be indicative of future amounts.

       The fair value of each option granted in 1999 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                      Risk Free Interest Rate.............          6.20%
                      Expected Life.......................      6.3 years
                      Expected Volatility.................         27.75%
                      Expected Dividend Yield.............          0.40%


D.     BUSINESS COMBINATIONS

       Each of the following business combinations have been accounted for as a purchase. Accordingly, in each instance, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. Any excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded as goodwill in each transaction. The Company has amortized goodwill on a straight-line basis over 40 years. The results of operations of each acquisition is included in the Company's consolidated financial statements since the date it was acquired.

       On March 30, 1998, a subsidiary of the Company acquired 100% of the outstanding shares of Shoffner Industries, Inc. ("Shoffner") in exchange for $41.1 million in cash, initially funded through the Company's lines of credit, and 3 million shares of the Company's common stock. Shoffner is a manufacturer of engineered roof and floor trusses for commercial and residential

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       builders with 14 facilities in 7 states at the time of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets and liabilities assumed was $66.6 million.
       Shoffner had net sales in fiscal 1997 totaling $90 million.

       On April 14, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Atlantic General Packaging, Inc. ("AGP"), a manufacturer of specialty wood packaging products. AGP operates one facility in Warrenton, North Carolina. The total purchase price for the net assets of AGP consisted of cash of $1.0 million, a note payable of $857,000, and 57,950 shares of the Company's common stock. AGP had net sales in fiscal 1997 totaling $4 million.

       On April 20, 1998, a subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Component Systems, Inc. ("ACS"), a manufacturer of engineered trusses for commercial and residential builders. ACS operates one facility in Lafayette, Colorado. The total purchase price for the net assets of ACS was $27.0 million of cash, initially funded through the Company's lines of credit. The excess of the purchase price over the estimated fair value of the acquired assets and liabilities assumed was $10.6 million.
       ACS had net sales in fiscal 1997 totaling $39 million.

       On June 4, 1998, a subsidiary of the Company acquired substantially all of the assets of Industrial Lumber Company, Inc. ("ILC"), a distributor of low grade cut lumber for packaging. The total purchase price for the net assets of ILC consisted of $3.0 million in cash, initially funded through the Company's lines of credit. The Company also exchanged notes payable totaling $2.2 million for non-compete agreements. The non-compete agreements are being amortized on a straight-line basis over the ten year term of the agreements. ILC had net sales in fiscal 1997 totaling $15 million.

       On November 4, 1998, a subsidiary of the Company acquired 59% of the outstanding shares of Nascor Incorporated ("Nascor"), a manufacturer of engineered trusses, pre-insulated wall panels and I-joists. Nascor operates out of a single facility in Calgary, Alberta. The Company exchanged $2.8 million for 5,552,500 shares of Nascor's outstanding common stock. The transaction was initially funded through the Company's revolving credit facility. The excess of the purchase price over the estimated fair value of the acquired assets, assumed liabilities and minority interest liability was $1.4 million. Nascor had net sales in fiscal 1997 totaling $13 million.

       On December 18, 1998, a subsidiary of the Company acquired a 45% interest in Pino Exporta, renamed to Pinelli Universal S. de R.L. de C.V. ("Pinelli"), a manufacturer of mouldings and related products. Pinelli operates out of one facility in Durango, Mexico. The Company exchanged $3.0 million for its share of the outstanding common stock of Pinelli, and accounts for its investment utilizing the equity method of accounting. The Company retains an option to acquire an additional 5% interest for $1 million. The option expires after December 1, 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       In conjunction with this investment, the Company advanced $3.2 million in cash to Pinelli in exchange for a note receivable. The note bears interest at an annual rate of two and one-half percent above the prime rate and the principal is due no later than December 1, 2003. Pinelli had net sales in fiscal 1997 totaling $25 million.

       In addition, the Company completed other business combinations during 1998 which are not material to its financial condition and results of operations and have been excluded from the discussion above.

       The following unaudited pro forma consolidated results of operations for the three months ended March 28, 1998 assumes the acquisitions of Shoffner and ACS occurred on December 27, 1997 (in thousands, except per share data). The pro forma effects of AGP, ILC, Nascor and certain other acquisitions are not included because they are not material individually, or in the aggregate.

           Net sales........................   $     268,417

           Net earnings.....................           4,144

           Earnings per share:
                  Basic.....................   $        0.20
                  Diluted...................   $        0.19
           Weighted average
             shares outstanding:
                  Basic.....................          20,575
                  Diluted...................          21,271

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

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                  RISK FACTORS

       Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below, the matters included in this report generally, and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Lumber Market Volatility:

       The Company experiences significant fluctuations in the cost of lumber products from primary producers. A variety of factors over which the Company has no control, including government regulations, environmental regulations, weather conditions, economic conditions and natural disasters, impact the cost of lumber products and the Company's selling prices. While the Company attempts to minimize its risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect the Company's financial results. The Company anticipates that these fluctuations will continue in the future.

Competition:

       The Company is subject to competitive selling and pricing pressures in its major markets. While the Company is generally aware of its existing competitors' capabilities, it is subject to entry in its markets by new competitors, which could negatively impact financial results.

Market Growth:

       The Company's sales growth is dependent, in part, upon growth within the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired.

Economic Trends:

       As a result of its recent business combinations in the site-built construction market, management believes the Company's ability to achieve growth in sales and margins has become more dependent on general economic conditions, such as interest rates, housing starts and unemployment levels. To the extent these conditions change significantly in the future, the Company's financial results could be impacted.

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Business Combinations:

       The Company has completed several business combinations within the past eighteen months and plans to continue its acquisition activity in the immediate future in order to achieve certain strategic objectives. There are many inherent risks associated with business combinations, including assimilation and successfully managing growth. While the Company conducts extensive due diligence and has taken steps to ensure successful assimilation, factors beyond the Company's control could influence the results of these acquisitions.

Government Regulations:

       The Company is subject to a substantial amount of existing government regulations which create a burden on the Company. Should the Company become subject to additional laws and regulations enacted in the future, or changes in interpretation of existing laws, it could have an adverse affect on the Company's financial results.

Seasonality:

       The majority of the Company's products are used in outdoor construction activities, therefore its sales volume and profits can be negatively affected by adverse weather conditions in certain geographic markets. In addition, adverse weather conditions in certain regions can negatively impact the Company's operations and consequently its productivity and costs per unit.

Please recognize the above risk factors when reviewing the Company's business prospects.


                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the three months ended March 27, 1999 and March 28, 1998:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                                      Random Lengths
                                                      Average $/MBF
                                                      --------------
                                                       1999     1998
                                                       ----     ----
                  January............................  $370     $360
                  February...........................   386      375
                  March..............................   394      369

                  Period average.....................  $383     $368

                  Percentage increase................  4.0%

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


                                   SEASONALITY

       The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber also experience the greatest Lumber Market risk. Sales of treated lumber are generally at their highest levels between the months of April through August. This sales peak, combined with capacity constraints in the wood treatment process, requires the Company to build its inventory of treated lumber throughout the winter and spring. Since sales prices of treated lumber products are generally indexed to the Lumber Market at the time they are shipped, the Company's profits can be negatively affected by prolonged declines in the Lumber Market during its primary selling season. To mitigate this risk, supply programs are maintained with vendors that are intended to decrease the Company's exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market, and also allow the Company to carry a lower investment in inventories.


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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                                      For the Three Months Ended
                                                      --------------------------
                                                        March 27,     March 28,
                                                          1999         1998
                                                      -----------     ---------
Net sales............................................    100.0%         100.0%
Cost of goods sold...................................     86.3           89.7
                                                       -------          -----

Gross profit.........................................     13.7           10.3
Selling, general, and administrative expenses........      9.9            7.2
                                                       -------          -----

Earnings from operations.............................      3.8            3.1
Other expense, net...................................      0.9            0.7
                                                       -------          -----

Earnings before income taxes.........................      2.9            2.4
Income taxes.........................................      1.1            0.9
                                                       -------          -----

Net earnings.........................................      1.8%           1.5%
                                                       =======          =====

NET SALES

       The Company manufactures, treats and distributes lumber and other products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, industrial and conventional site-built construction markets. The Company's strategic objectives relative to sales include:

- Continuing to diversify the Company's end market sales mix by increasing its sales of specialty wood packaging to industrial users and "engineered wood products" to the site-built construction market.
- Maximizing its sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other outdoor specialty products sold to the DIY market; roof trusses sold to producers of manufactured homes; specialty wood packaging; and engineered wood products. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%.
- Increasing unit sales to each of the Company's core markets, DIY and manufactured housing.

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

                                           For the Three Months Ended
                                  ---------------------------------------------
                                  March 27,                 March 28,
Market Classification               1999            %          1998        %
---------------------             -------------  -------    ---------   -------
DIY............................... $120,177       40.2%      $100,794     42.2%
Manufactured Housing..............   96,258       32.0         95,150     40.0
Wholesale Lumber..................   16,102        5.4         18,137      7.8
Industrial........................   20,136        6.6         15,330      6.3
Site-Built Construction...........   47,507       15.8          8,786      3.7
                                   --------      -----       --------    -----
Total                              $300,180      100.0%      $238,197    100.0%
                                   ========      =====       ========    =====

     Note: In 1998, the Company reviewed the market classifications of each of its customers and made certain reclassifications. Prior year sales have been restated due to these customer reclassifications.

     Net sales in the first quarter of 1999 increased $62.0 million, or 26.0%, compared to the first quarter of 1998, primarily due to an increase in units shipped, combined with a slight increase in the Lumber Market. The increase in units shipped was primarily driven by businesses acquired after the first quarter of 1999 and additional business with the Company's largest DIY customer. Selling prices were somewhat influenced by the Lumber Market. (See table on Page 14.)

     The following table presents, for the periods and markets indicated, the Company's percentage of value-added and commodity-based sales to total sales.

                                               For the Three Months Ended
                                         ---------------------------------------
                                         March 27, 1999           March 28, 1998
                                         --------------           --------------
Value-Added...........................       41.0%                     35.4%
Commodity-Based.......................       59.0%                     64.6%

     The increase in the Company's ratio of value-added sales to total sales, comparing the first quarter of 1999 with the same period of 1998, was primarily due to businesses acquired after the first quarter of 1998. These businesses manufacture engineered wood products, specialty packaging and related components.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


DIY Market:

       Net sales to the DIY market increased approximately $19 million, or 19.2% in the first quarter of 1999 compared to the same period of 1998. Approximately $9 million of this increase was due to sales generated by Shoffner (see footnote D to the Financial Statements) which manufactures engineered wood products used in site-built construction. Although the majority of its products are sold directly to builders (see "Site-Built Construction Market" below), a portion is sold through certain national retail customers and lumberyards. Existing operations (operations that were part of the Company at the beginning of 1998) increased their sales to the DIY market primarily as a result of adding business with the Company's largest customer in new regions. This increase was offset by a reduction in sales to two other customers due to more restrictive credit terms imposed by the Company and competitive factors.

Manufactured Housing Market:

       Net sales to the manufactured housing market increased approximately $1 million, or 1.2%, in the first quarter of 1999 compared to the same period of 1998. The Company substantially maintained market share during the period and the slight increase is primarily due to the effect of the Lumber Market on overall selling prices.

Wholesale Market:

       Net sales to the wholesale market decreased approximately $2 million, or 11.2%, in the first quarter of 1999 compared to the same period of 1998, due to a reduction in unit sales. The Company is not emphasizing this market in its strategic initiatives because products sold to this market are primarily commodity-based, and these sales increasingly put the Company in competition with its vendor mills.

Industrial Market:

       Net sales to the industrial market increased approximately $5 million, or 31.4%, in the first quarter of 1999 compared to the same period of 1998, primarily due to the 1998 acquisitions of AGP and ILC (see footnote D to the Financial Statements).

Site-Built Construction Market:

       Net sales to the site-built construction market increased approximately $39 million in the first quarter of 1999 compared to the same period of 1998, primarily due to the Company's 1998 acquisitions of Shoffner and ACS (see footnote D to the Financial Statements). In addition,

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Structural Lumber Products, Inc., acquired by the Company in December 1997, increased its sales to this market by 27.0% for the period.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased to 13.7% in the first quarter of 1999 compared to 10.3% in the same period of 1998. This increase was primarily due to the following factors:

- An increase in sales of engineered wood products as a result of 1998 business acquisitions.
- An improvement in results from sales of trusses to the manufactured housing market over historically low levels realized in the first quarter of 1998 and 1997.
- Improved margins on products sold to the industrial market in the Company's Far West Region, primarily due to the 1998 acquisition of ILC.
- Higher margins on the sale of certain commodity-based products. This was primarily due to an upward trend in the Lumber Market throughout the first quarter of 1999.
-  Improved margins on certain value-added products sold to the DIY market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") increased approximately $12.6 million, or 73.2%, comparing the first quarter of 1999 with the same period of 1998. This increase was primarily due to:

- Expenses added through business acquisitions and other new operations. The SG&A of these operations totaled approximately $8.3 million in the first quarter of 1999.
- An increase in selling and administrative headcount to support the growth of the business.
-  Costs associated with research and development projects.
- An increase in incentive compensation expenses tied to profitability and return on investment objectives.
-  Increases in direct selling and marketing expenses tied to sales.
- An increase in amortization of goodwill and non-compete agreements as a result of business acquisitions.

OTHER EXPENSE, NET

       Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $1.2 million in the first quarter of 1999 compared to the same period of 1998, primarily due to acquisition-related debt and a greater investment in working capital.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


INCOME TAXES

       The Company's effective tax rate is 38.5% in the first quarter of 1999 compared to 37.4% in the same period of 1998. Effective tax rates differ from statutory federal income tax rates, primarily due to:

- Provisions for state and local income taxes, which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates.
-  Permanent tax differences.

       The Company recognized a comparatively higher effective tax rate in the first quarter of 1999 due to an estimated increase in state and local income taxes combined with a permanent tax difference related to a business acquisition.


                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows used in operating activities totaled $41.7 million in the first quarter of 1999 compared to $38.7 million in the same period of 1998 (see caption entitled "Seasonality" for discussion of seasonal factors and working capital requirements). This increase is primarily due to greater investment in working capital as a result of growth in the business, offset by higher earnings and non-cash expenses as a result of 1998 business acquisitions.

       Due to the seasonality of the Company's business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is the best indicator of its working capital management. The Company's cash cycle decreased to 49 days in the first quarter of 1999 from 57 days in the first quarter of 1998. This net decrease was primarily due to better inventory management throughout the first quarter of 1999. In the first half of 1998, the Company's operations carried higher levels of inventory in relationship to sales than was necessary. Since that time, operations management improved its control over this area.

       Capital expenditures totaled $9.7 million in the first quarter of 1999 compared to $6.1 million in the same period of 1998. The increase was primarily due to an increase in new facilities purchased during the first quarter of 1999 and an investment in a fractional ownership of an airplane. The purchase price for the new facilities totaled almost $4 million. The remaining amounts spent in the first quarter were primarily for expanding production capacity and replacing and/or upgrading certain equipment. The Company expects to spend between $25 million and $30 million on capital expenditures for the balance of 1999, primarily to expand its operations into new regions. On March

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


27, 1999, outstanding purchase commitments on capital projects totaled approximately $16.4 million. The Company intends to satisfy these commitments utilizing its revolving credit facility.

       The Company spent $18.6 million in the first quarter of 1998 to acquire the assets of Structural Lumber Products, Inc. While the Company did not complete any business acquisitions in the first quarter of 1999, it plans to continue to execute its acquisition strategy for the balance of the year and will consider issuing additional long-term debt and/or common stock as part of a transaction.

       Cash flows provided by financing activities totaled approximately $52 million in the first quarter of 1999 compared to $69 million in the same period of 1998. The decrease was due to $18.6 million of acquisition-related debt incurred in the first quarter of 1998. The remaining increase primarily resulted from greater working capital requirements and higher capital expenditures in the first quarter of 1999.

       On March 27, 1999, the Company had $49.6 million outstanding on its $175 million revolving credit facility. Seasonal working capital requirements are not expected to exceed $70 million in 1999. The Company experiences its greatest working capital requirements during the period from March through July.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

       The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of monitoring or remedial activities. As of May 1, 1999, the Company owns and/or operates twenty facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remedial activities at its Northeast, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC, and Schertz, TX facilities.

       The Company has accrued, in other current and long-term liabilities, amounts totaling $2.3 million and $2.2 million at March 27, 1999 and March 28, 1998 for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                 "THE YEAR 2000"

       The Company has reviewed its primary business and financial systems, and has concluded it will not have any material "Year 2000" issues with the computer programs which drive these systems. Accordingly, management does not expect to incur any programming costs in this area. The Company believes its risks associated with the "Year 2000" relate primarily to its customers, suppliers, service providers and possible disruptions in the overall economy. Management is currently reviewing the systems of its significant customers and vendors, as well as its other ancillary systems, and has detected no material issues to date. This review is expected to be completed in June 1999, and have incremental costs totaling approximately $50,000. Although there can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not resolve their "Year 2000" issues in a timely manner, the Company believes its activities will minimize these risks. The Company will continue to evaluate and develop contingency plans as a result of its "Year 2000" assessment.

                         UNIVERSAL FOREST PRODUCTS, INC.


                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c)    Sales of equity securities not registered under the Securities Act.


                                     Date of       Class of     Number                          Consideration
                                      Grant         Stock       of Shares    Purchasers          Exchanged
                                     -------       --------     ---------    ----------         -------------
Employee Stock Gift Program          Various       Common              50    Eligible officers   None
                                                                             and employees

Directors' Stock Grant Program       01/26/99      Common           1,800    Directors           Director
                                                                                                 services

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNIVERSAL FOREST PRODUCTS, INC.



Date:  May 10, 1999                 By:   /s/ William G. Currie
      --------------------------        ---------------------------------------
                                          William G. Currie
                                    Its:  President and Chief Executive Officer




Date:  May 10, 1999                 By:  /s/ Elizabeth A. Nickels
      --------------------------        ---------------------------------------
                                         Elizabeth A. Nickels
                                    Its: Executive Vice President of Finance and
                                         Administration and Treasurer (Principal
                                         Financial Officer)

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX


Exhibit No.      Description                                            Page No.
-----------      -----------                                            --------

27               Financial Data Schedule                                   25