Form 10-Q
period 1999-06-26
UNIVERSAL FOREST PRODUCTS INC
filed 1999-08-06
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended June 26, 1999

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

                                      NONE
              ---------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                      Outstanding as of August 1, 1999
    --------------------------             --------------------------------
    Common stock, no par value                        20,777,239


================================================================================

                                      INDEX





                                                                                             Page No.
                                                                                             --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at June 26, 1999
                     and December 26, 1998.                                                      3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Six Months Ended June 26, 1999 and June 27, 1998.                           4

                 Consolidated Condensed Statements of Cash Flows for the Six
                     Months Ended June 26, 1999 and June 27, 1998.                               5

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Periods Ended June 26, 1999 and June 27, 1998.                             6-7

                 Notes to Consolidated Condensed Financial Statements.                          8-11

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                      12-22


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                         23

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders.                           24

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a) Exhibit Index.                                                             26

                 (b) No reports were filed on Form 8-K during the
                         six months ended June 26, 1999.

                        UNIVERSAL FOREST PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


(in thousands, except share data)
                                                                                          June 26,  December 26,
                                                                                            1999        1998
                                                                                        ----------  ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................................................  $    1,441   $      920
     Accounts receivable (net of allowance for doubtful accounts of
       $4,550 and $3,540).............................................................     112,341       62,846
     Inventories:
         Raw materials................................................................      46,328       36,856
         Finished goods...............................................................      89,931       71,543
                                                                                        ----------   ----------
                                                                                           136,259      108,399
     Other current assets.............................................................       6,966        9,712
                                                                                        ----------   ----------
              TOTAL CURRENT ASSETS....................................................     257,007      181,877

OTHER ASSETS  ........................................................................      10,432       10,978
GOODWILL AND NON-COMPETE AGREEMENTS, NET..............................................      94,351       95,229

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost...........................................     211,970      193,375
     Accumulated depreciation and amortization........................................     (67,910)     (61,389)
                                                                                        ----------   ----------
              PROPERTY, PLANT AND EQUIPMENT, NET......................................     144,060      131,986
                                                                                        ----------   ----------
                                                                                        $  505,850   $  420,070
                                                                                        ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt..................................................................  $    2,208   $    1,997
     Accounts payable.................................................................      65,214       38,751
     Accrued liabilities:
          Compensation and benefits...................................................      23,880       28,025
          Other ......................................................................      10,429        3,485
     Current portion of long-term debt and capital lease obligations..................       8,566        9,760
                                                                                        ----------   ----------
              TOTAL CURRENT LIABILITIES...............................................     110,297       82,018

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion....................................................     171,804      132,120
DEFERRED INCOME TAXES.................................................................       8,100        8,100
OTHER LIABILITIES.....................................................................       6,948        6,249

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000;
       issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000;
       issued and outstanding, 20,773,042 and 20,710,263..............................      20,773       20,710
     Additional paid-in capital.......................................................      78,178       77,526
     Retained earnings................................................................     110,644       95,221
     Accumulated other comprehensive earnings.........................................        (257)      (1,072)
                                                                                        ----------   ----------
                                                                                           209,338      192,385
     Officers' stock notes receivable.................................................        (637)        (802)
                                                                                        ----------   ----------
                                                                                           208,701      191,583
                                                                                        ----------   ----------
                                                                                        $  505,850   $  420,070
                                                                                        ==========   ==========

See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)


(in thousands, except per share amounts)


                                                       Three Months Ended              Six Months Ended
                                                    ------------------------      --------------------------
                                                    June 26,      June 27,         June 26,       June 27,
                                                      1999          1998             1999           1998
                                                    ---------   ------------      -----------   ------------

NET SALES........................................   $ 446,751   $    388,677      $   746,931   $    626,874

COST OF GOODS SOLD...............................     391,013        342,362          649,976        556,067
                                                    ---------   ------------      -----------   ------------
GROSS PROFIT.....................................      55,738         46,315           96,955         70,807

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................      31,560         25,251           61,433         42,440
                                                    ---------   ------------      -----------   ------------

EARNINGS FROM OPERATIONS.........................      24,178         21,064           35,522         28,367

OTHER EXPENSE (INCOME):
     Interest expense............................       3,318          3,060            6,237          4,732
     Interest income.............................        (143)           (44)            (280)           (79)
     Other, net..................................        (224)           (97)            (378)          (141)
                                                    ---------   ------------      -----------   ------------

          TOTAL OTHER EXPENSE....................       2,951          2,919            5,579          4,512
                                                    ---------   ------------      -----------   ------------

EARNINGS BEFORE INCOME TAXES.....................      21,227         18,145           29,943         23,855

INCOME TAXES  ...................................       8,479          7,022           11,834          9,155
                                                    ---------   ------------      -----------   ------------

NET EARNINGS  ...................................   $  12,748   $     11,123      $    18,109   $     14,700
                                                    =========   ============      ===========   ============

EARNINGS PER SHARE - BASIC.......................   $    0.61   $       0.54      $      0.87   $       0.77

EARNINGS PER SHARE - DILUTED.....................   $    0.60   $       0.52      $      0.85   $       0.74

WEIGHTED AVERAGE SHARES
  OUTSTANDING ...................................      20,745         20,677           20,727         19,126

WEIGHTED AVERAGE SHARES
  OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS..............................      21,291         21,391           21,353         19,831



See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(in thousands)


                                                                                          Six Months Ended
                                                                                      -------------------------
                                                                                       June 26,       June 27,
                                                                                         1999           1998
                                                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ......................................................................  $   18,109     $   14,700
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation and amortization..................................................       7,535          5,363
     Amortization of non-compete agreements and goodwill............................       1,592            924
     (Gain) loss on disposal of property, plant and equipment.......................         (89)            46
     Stock Gift and Stock Grant Program expense.....................................          37             21
     Changes in:
       Accounts receivable..........................................................     (49,494)       (37,247)
       Inventories..................................................................     (27,861)         3,086
       Other  ......................................................................         228           (335)
       Accounts payable.............................................................      26,462         13,820
       Accrued liabilities..........................................................       5,425          6,755
                                                                                      ----------     ----------
          NET CASH FROM OPERATING ACTIVITIES........................................     (18,056)         7,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable......................................................       1,642             94
Purchase of notes receivable........................................................        (139)
Purchases of property, plant and equipment..........................................     (21,153)       (10,513)
Proceeds from sale of property, plant and equipment.................................       1,633            199
Business acquisitions, net of cash received.........................................                    (92,931)
Purchases of other assets...........................................................         (98)          (190)
                                                                                      ----------     ----------
          NET CASH FROM INVESTING ACTIVITIES........................................     (18,115)      (103,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities.....................      26,131        115,900
Proceeds from issuance of common stock..............................................         785            364
Proceeds from issuance of long-term debt............................................      20,306
Cash dividends paid.................................................................        (728)          (725)
Repayment of long-term debt.........................................................      (7,736)       (14,926)
Repurchase of common stock..........................................................      (2,066)
                                                                                      ----------     ----------
          NET OF CASH FROM FINANCING ACTIVITIES.....................................      36,692        100,613
                                                                                      ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................         521          4,405

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................         920          3,157
                                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD............................................  $    1,441     $    7,562
                                                                                      ==========     ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ......................................................................  $    6,111     $    4,502
     Income taxes...................................................................       4,800          4,513

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements..........................                 $    2,373
Note payable issued in business combination.........................................                        820
Property, plant and equipment acquired through capital leases.......................                        179
Fair market value of common stock issued in business combinations...................                     50,511


See notes to consolidated condensed financial statements.

                        UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


(in thousands, except share data)                                                 Accumulated      Officers'
                                                     Additional                     Other           Stock
                                         Common        Paid-In     Retained     Comprehensive       Notes
                                          Stock        Capital     Earnings        Earnings       Receivable     Total
                                        ----------   ----------   ----------    -------------    -----------  ----------

BALANCE AS OF 12/26/98................  $ 20,710     $ 77,526     $  95,221       ($ 1,072)       ($ 802)     $  191,583

    Comprehensive earnings:
      Net earnings....................                                5,361
      Foreign currency translation
        adjustment....................                                                 303

    Total comprehensive earnings......                                                                            5,664

    Issuance of 5,237 shares..........         6           92                                                        98

    Repurchase of 50,000 shares.......       (50)                      (887)                                       (937)

    Payments received on officers'
      stock notes receivable..........                                                               153            153
                                        --------     --------     ---------       --------        ------      ---------

BALANCE AS OF 3/27/99.................  $ 20,666     $ 77,618     $  99,695       ($   769)       ($ 649)     $ 196,561

    Comprehensive earnings:
      Net earnings....................                               12,748
      Foreign currency translation
        adjustment....................                                                 512

    Total comprehensive earnings......                                                                           13,260

    Dividends paid....................                                 (728)                                       (728)

    Issuance of 164,743 shares........       164          560                                                       724

    Repurchase of 57,201 shares.......       (57)                    (1,071)                                     (1,128)

    Payments received on officers'
      stock notes receivable..........                                                                12             12
                                        --------     --------     ---------       --------        ------      ---------

BALANCE AS OF 6/26/99.................  $ 20,773     $ 78,178     $ 110,644       ($   257)       ($ 637)     $ 208,701
                                        ========     ========     =========       ========        ======      =========

                        UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


(in thousands, except share data)
                                                                                  Accumulated     Officers'
                                                       Additional                     Other        Stock
                                            Common      Paid-In       Retained    Comprehensive    Notes
                                            Stock       Capital       Earnings       Earnings     Receivable   Total
                                          ----------   ----------    ----------   -------------   ---------- ----------

BALANCE AS OF 12/27/97................    $   17,572   $   29,855    $   70,253   ($       882)   ($   900)  $  115,898

     Comprehensive earnings:
       Net earnings.....................                                  3,577
       Foreign currency translation
         adjustment.....................                                                   266

     Total comprehensive earnings.......                                                                          3,843

     Issuance of 4,585 shares...........           5           51                                                    56

     Payments received on officers'
       stock notes receivable...........                                                                66           66
                                          ----------   ----------    ----------   ------------    --------   ----------

BALANCE AS OF 3/28/98...................  $   17,577   $   29,906    $   73,830   ($       616)   ($   834)  $  119,863

     Comprehensive earnings:
       Net earnings.....................                                 11,123
       Foreign currency translation
         adjustment.....................                                                  (131)

     Total comprehensive earnings.......                                                                         10,992

     Dividend paid......................                                   (725)                                   (725)

     Issuance of 3,123,090 shares.......       3,123       47,482                                                50,605

     Payments received on officers'
       stock notes receivable...........                                                                16           16
                                          ----------   ----------    ----------   ------------    --------   ----------
BALANCE AS OF 6/27/98...................  $   20,700   $   77,388    $   84,228   ($       747)   ($   818)  $  180,751
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

       Certain reclassifications have been made to the consolidated condensed financial statements for 1998 to conform to the classifications used in 1999.


B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data).


                                           Three Months Ended 6/26/99            Three Months Ended 6/27/98
                                      ---------------------------------     -----------------------------------
                                          Net                     Per            Net                     Per
                                        Earnings       Shares    Share        Earnings     Shares       Share
                                      (Numerator) (Denominator)  Amount     (Numerator) (Denominator)   Amount
                                      ----------- -------------  ------     ----------- -------------   ------
       EPS - BASIC
       Net earnings available to
       common shareholders............  $  12,748       20,745   $0.61        $11,123         20,677     $0.54
                                                                 =====                                   =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     546                                   714
                                                        ------                              --------


                        UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       EPS - DILUTED
       Net earnings available to
       common shareholders and
       options exercised..............  $  12,748       21,291     $0.60      $11,123       21,391       $0.52
                                        =========       ======     =====      =======       ======       =====
                                            Six Months Ended 6/26/99              Six Months Ended 6/27/98
                                      -----------------------------------     ---------------------------------
                                          Net                       Per          Net                      Per
                                        Earnings        Shares     Share       Earnings       Shares     Share
                                      (Numerator)  (Denominator)   Amount     (Numerator) (Denominator)  Amount
                                      -----------  -------------  -------     ----------- -------------  ------
       EPS - BASIC
       Net earnings available to
       common shareholders............  $  18,109       20,727     $0.87      $  14,700       19,126      $0.77
                                                                   =====                                  =====
       EFFECT OF DILUTIVE SECURITIES
       Options........................                     626                                   705
                                                        ------                                ------
       EPS - DILUTED
       Net earnings available to
       common shareholders and
       options exercised..............  $  18,109       21,353     $0.85      $  14,700       19,831      $0.74
                                        =========       ======     =====      =========       ======      =====

       Options to purchase 423,135 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at June 26, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.


C.     STOCK OPTIONS AND STOCK-BASED COMPENSATION

       In January 1999, the Company granted incentive stock options for 231,161 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to employees and officers of the Company at exercise prices ranging from $19.75 to $36.01, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2002 through 2014, and the option recipients must be employed by the Company at the time of exercise. Options for 105,370 shares related to all plans were canceled during the period.

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

       The Company continues to apply the provisions of APB Opinion No. 25 which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted in 1999 and 1998 been determined under the fair value based method defined in SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts).

                                                  Three Months Ended                 Six Months Ended
                                               --------------------------         ------------------------
                                                June 26,         June 27,          June 26,       June 27,
                                                  1999             1998              1999           1998
                                               -----------       --------         ---------       --------
                  Net Earnings:
                      As Reported..............   $12,748         $11,123           $18,109        $14,700
                      Pro Forma................    12,613          11,042            17,839         14,538

                  EPS - Basic:
                      As Reported..............     $0.61           $0.54             $0.87          $0.77
                      Pro Forma................     $0.61           $0.53             $0.86          $0.76

                  EPS - Diluted:
                      As Reported..............     $0.60           $0.52             $0.85          $0.74
                      Pro Forma................     $0.59           $0.52             $0.84          $0.73

       Because the fair value based method of accounting has not been applied to options granted prior to fiscal year 1996, the resulting pro forma compensation cost may not be indicative of future amounts.

       The fair value of each option granted in 1999 and 1998 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                                   1999          1998
                                                                   ----          ----
                      Risk Free Interest Rate.............        6.20%          6.20%
                      Expected Life.......................    6.3 years      8.0 years
                      Expected Volatility.................       27.75%         28.35%
                      Expected Dividend Yield.............        0.40%          0.41%

                        UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


D.     BUSINESS COMBINATIONS

       In 1998, the Company completed several business combinations which have been accounted for using the purchase method of accounting. Accordingly, in each instance, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. Any excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded as goodwill in each transaction. The Company has amortized goodwill on a straight-line basis over 40 years. The results of operations of each acquisition is included in the Company's consolidated financial statements since the date it was acquired.

       The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 27, 1998 assumes the acquisitions of Shoffner Industries, Inc. and Advanced Component Systems, Inc. and its affiliates, occurred on December 27, 1997 (in thousands, except per share data). The pro forma effects of other acquisitions are not included because they are not material individually, or in the aggregate.

                                                     Three Months Ended         Six Months Ended
                                                        June 27, 1998            June 27, 1998
                                                     ------------------         ----------------

           Net sales...........................           $388,677                    $657,094

           Net earnings........................             11,123                      15,267

           Earnings per share:
                  Basic........................              $0.54                       $0.69
                  Diluted......................              $0.52                       $0.67

           Weighted average
              shares outstanding:
                  Basic........................             20,677                      22,126
                  Diluted......................             21,391                      22,831

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

Consolidation:

     The Company is witnessing consolidation and a reduction in the number of customers in various markets it serves. These consolidations will result in a larger portion of Company sales being made to some customers. The long term effects of this consolidation are unknown, but could impact the Company's margins on some product lines.

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


                          FLUCTUATIONS IN LUMBER PRICES

     The following table presents the Random Lengths framing lumber composite price for the six months ended June 26, 1999 and June 27, 1998:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                                                       Random Lengths
                                                       Average $/MBF
                                                       --------------
                                                       1999      1998
                                                       ----      ----
                  January............................   370       360
                  February...........................   386       375
                  March..............................   394       369
                  April..............................   393       369
                  May................................   421       331
                  June...............................   454       332

                  Second quarter average.............   423       344
                  Year-to-date average...............   403       356

                  Second quarter percentage
                      increase.......................  22.9%
                  Year-to-date percentage
                      increase.......................  13.2%

     The Random Lengths composite price is a weighted average of nine key framing lumber prices chosen from major producing areas and species. The composite price is designed as a broad measure of price movement in the commodity lumber market ("Lumber Market"). In the second quarter of 1999, the Lumber Market was 22.9% higher than it was during the same period of 1998. However, Southern Yellow Pine ("SYP"), a species which comprises up to 50% of the Company's volume, increased only 7% in the second quarter of 1999 compared to the same period of 1998. A SYP composite price, prepared and used by the Company in managing the business, is as follows:

                                                        Random Lengths SYP
                                                          Average $/MBF
                                                         ---------------
                                                          1999      1998
                                                          ----      ----
                  January............................     471       499
                  February...........................     497       525
                  March..............................     513       550
                  April..............................     498       541
                  May................................     517       482
                  June...............................     563       450

                  Second quarter average.............     526       491
                  Year-to-date average...............     510       508

                  Second quarter percentage
                      increase.......................     7.1%

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                Year-to-date percentage
                      increase.......................    0.4%

     The effects of the Lumber Market on the Company's results of operations are discussed below under the captions "Net Sales" and "Cost of Goods Sold and Gross Profit."


                                   SEASONALITY

     The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of SYP, also experience the greatest Lumber Market risk. Sales of treated lumber are generally at their highest levels between the months of April through August. This sales peak, combined with capacity constraints in the wood treatment process, requires the Company to build its inventory of treated lumber throughout the winter and spring. Since sales prices of treated lumber products are generally indexed to the Lumber Market at the time they are shipped, the Company's profits can be negatively affected by prolonged declines in the Lumber Market during its primary selling season. To mitigate this risk, supply programs are maintained with vendors that are intended to decrease the Company's exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market, and also allow the Company to carry a lower investment in inventories.


                              RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the components of the Company's Consolidated Statement of Earnings as a percentage of net sales.

                                              For the Three Months Ended            For the Six Months Ended
                                              --------------------------            ------------------------
                                               June 26,       June 27,               June 26,      June 27,
                                                 1999           1998                   1999          1998
                                               --------       --------               --------      --------

Net sales...................................    100.0%         100.0%                100.0%         100.0%
Cost of goods sold..........................     87.5           88.1                  87.0           88.7
                                                -----          -----                 -----          -----

Gross profit................................     12.5           11.9                  13.0           11.3
Selling, general, and
  administrative expenses...................      7.1            6.5                   8.2            6.8
                                                -----          -----                 -----          -----

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Earnings from operations....................        5.4             5.4                 4.8             4.5
Other expense, net..........................        0.6             0.7                 0.8             0.7
                                                   ----            ----                ----            ----

Earnings before income taxes................        4.8             4.7                 4.0             3.8
Income taxes................................        1.9             1.8                 1.6             1.5
                                                   ----            ----                ----            ----

Net earnings................................        2.9%            2.9%                2.4%            2.3%
                                                   ====            ====                ====            ====

NET SALES

     The Company manufactures, treats and distributes lumber and other building-related products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, industrial and conventional site-built construction markets. The Company's strategic objectives relative to sales include:

- Continuing to diversify the Company's end market sales mix by increasing its sales of specialty wood packaging to industrial users and "engineered wood products" to the site-built construction market. Engineered wood products consist of trusses, wall panels and I-joists.

- Maximizing its sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other outdoor specialty products sold to the DIY market; roof trusses sold to producers of manufactured homes; specialty wood packaging; and engineered wood products. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%.

- Increasing unit sales to each of the Company's other markets, DIY and manufactured housing.

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

                                          For the Three Months Ended                   For the Six Months Ended
                                       --------------------------------------    -------------------------------------
                                       June 26,              June 27,             June 26,             June 27,
Market Classification                    1999      %           1998       %         1999      %          1998     %
---------------------                  --------  ------      --------  ------    ---------  ------    --------  ------
DIY.................................   $236,912   53.0%      $207,922   53.5%    $357,068    47.8%    $308,742   49.3%
Manufactured Housing................    108,811   24.4        104,500   26.9      205,079    27.5      199,620   31.8
Site-Built Construction.............     53,858   12.1         34,698    8.9      101,374    13.6       43,497    6.9
Wholesale Lumber....................     22,304    5.0         20,859    5.4       38,406     5.1       38,990    6.2
Industrial..........................     24,866    5.5         20,698    5.3       45,004     6.0       36,025    5.8
                                       --------  -----       --------  -----     --------   -----     --------  -----
Total...............................   $446,751  100.0%      $388,677  100.0%    $746,931   100.0%    $626,874  100.0%
                                       ========  =====       ========  =====     ========   =====     ========  =====

Note: In 1998, the Company reviewed the market classifications of each of its customers and made certain reclassifications. Prior year sales have been restated due to these customer reclassifications.

Net sales in the second quarter of 1999 increased $58.1 million, or 15%, compared to the second quarter of 1998, reflecting an increase in units shipped combined with an increase in overall selling prices. The increase in units shipped was primarily driven by sales from plants serving the site-built construction market and additional business with the Company's largest DIY customer. Overall selling prices increased due to the Lumber Market (see pages 15 and 16). Net sales in the first six months of 1999 increased $120.1 million, or 19%, compared to the same period of 1998. This sales increase was primarily due to several businesses acquired in the first six months of 1998, combined with increased sales to the Company's largest DIY customer.

The following table presents, for the periods and markets indicated, the Company's percentage of value added and commodity-based sales to total sales.

                                        Three Months Ended                Six Months Ended
                                        ------------------              -------------------
                                        June 26,  June 27,              June 26,   June 27,
                                          1999      1998                  1999       1998
                                        --------  --------              --------   --------

Value-Added...........................   36.7%       40.1%                38.5%      38.3%
Commodity-Based.......................   63.3%       59.9%                61.5%      61.7%

DIY:

Net sales to the DIY market increased approximately $29.0 million, or 14%, in the second quarter of 1999 compared to the second quarter of 1998. Net sales for the first six months of 1999 increased $48.3 million, or 16%. Approximately $14 million and $23 million of the quarterly and

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


year-to-date increases, respectively, were due to new treating plants which commenced operations in 1999. Sales from Shoffner Industries, L.L.C. ("Shoffner") acquired on March 30, 1998, also contributed to the year-to-date increase. Existing operations (operations that were part of the Company since the beginning of 1998) primarily increased sales by adding business with the Company's largest customer. The overall increase in DIY sales is offset by a reduction in sales to three other customers due to more restrictive credit terms imposed by the Company and competitive factors. As a result, the percentage of the Company's sales with its largest DIY customer continues to increase.

Manufactured Housing:

     Net sales to the manufactured housing market increased approximately $4.3 million, or 4%, in the second quarter of 1999 compared to the second quarter of 1998. Net sales for the first six months of 1999 increased approximately $5.5 million, or 3%, compared to the same period of 1998. These overall increases were primarily due to an increase in overall selling prices as a result of a higher Lumber Market. Spruce-pine-fir is the species predominantly used for products sold to this market, the costs of which were up considerably during the 1999 periods. In addition, recent data suggests that this industry is showing signs of a slowdown, which will impact the Company's sales to this market.

Site-Built Construction Market:

     Net sales to the site-built construction market increased approximately $19.2 million and $57.9 million in the second quarter and first six months of 1999, respectively, compared to the same periods of 1998, primarily due to increased sales from business acquired in 1998 consisting of Nascor, Shoffner, Advanced Component Systems, Inc. ("ACS") and Structural Lumber Products, Inc. ("SLP"). Sales increases from Shoffner, ACS and SLP are generally due to a combination of strong housing markets and increased market share in their respective regions.

Wholesale:

     Net sales to the wholesale market increased approximately $1.4 million, or 7%, in the second quarter of 1999 compared to the same period of 1998. Net sales decreased $0.5 million, or 1%, for the first six months of 1999 compared to the same period of 1998. The slight increase in sales for the second quarter and decrease for the first six months of 1999 is primarily due to increased selling prices associated with a higher Lumber Market, offset by a decrease in unit sales. The Company is not emphasizing this market in its strategic initiatives because products sold in this market are primarily commodity-based and increasingly put the Company in competition with its vendor mills.

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Industrial:

     Net sales to the industrial market increased approximately $4.0 million and $9.0 million in the second quarter and first six months of 1999, respectively, compared to the same periods of 1998. These increases are primarily due to the acquisition of Industrial Lumber Company in June, 1998.

COST OF GOODS SOLD AND GROSS PROFIT

     Gross profit as a percentage of net sales increased to 12.5% in the second quarter of 1999 compared to 11.9% in the second quarter of 1998. Gross profit as a percentage of net sales increased to 13.0% for the first six months of 1999 compared to 11.3% for the same period of 1998. The increases were primarily due to a combination of the following factors:

- Higher margins on the sale of certain commodity-based products, primarily due to an upward trend in the Lumber Market in 1999.

-    Increased sales of engineered wood products.

- Increased sales and improved margins on specialty wood packaging products and components sold to the industrial market in the Company's Far West Region.

     The favorable effects discussed above were partially offset by a decline in sales of fencing, lattice and other outdoor specialty products due to competitive factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses increased approximately $6.3 million, or 25%, comparing the second quarter of 1999 to the same period of 1998. SG&A for the first six months of 1999 increased approximately $19 million, or 45%, compared to the same period of 1998. The quarterly increase was primarily due to:

- Expenses added through business acquisitions and other new operations. These expenses totaled $1.2 million in the second quarter of 1999.

- General increases in personnel and travel costs due to additional sales, marketing, engineering and management personnel to support the recent and future growth of the business.

- Increases in accrued incentive compensation expenses tied to profitability and return on investment objectives.

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



- Increases in direct selling and marketing expenses tied to sales, such as sales incentives and bad debt expense.

     Additional factors contributing to the year-to-date increase include the final costs of a research and development project and amortization of goodwill and non-compete agreements as a result of business acquisitions. In addition, the ratio of SG&A to sales during this period increased substantially to 8.2% in 1999 from 6.8% in 1998 due to acquired businesses that supply products to the site-built construction market. These businesses require substantial engineering costs relative to sales.

OTHER EXPENSE, NET

     Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $0.2 million and $1.3 million comparing the second quarter and first six months of 1999 and 1998, respectively. The year-to-date increase is primarily due to acquisition-related debt incurred throughout 1998.

INCOME TAXES

     The Company's effective tax rate was 39.9% in the second quarter of 1999 compared to 38.7% in the second quarter of 1998. This increase is primarily due to estimated state and local income taxes which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. The Company's effective tax rate for the first six months of 1999 was 39.5% compared to 38.4% for the same period of 1998, due to the same factors discussed above plus a permanent tax difference resulting from a business acquisition.


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows USED IN operating activities in the first six months of 1999 totaled approximately $18.1 million compared to cash flows PROVIDED BY operating activities of $7.1 million in the same period of 1998. The decrease in cash from operating activities was primarily due to a greater investment in working capital as a result of business growth, offset by an increase in earnings, depreciation, and amortization expenses as a result of 1998 business acquisitions.

     Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is the best indicator of its working capital management. The Company's cash cycle decreased to 42 days during the first six months of 1999 from 47 days during the first six months of 1998, primarily due to improved inventory management throughout the first half of 1999.

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




In the first half of 1998, the Company carried higher levels of inventory in relationship to sales than was necessary. Since that time, plant management improved its control over this area.

     Capital expenditures totaled $21.2 million in the first six months of 1999 compared to $10.5 million in the same period of 1998. The increase was primarily due to an increase in new facilities purchased during the first six months of 1999 and an investment in a fractional ownership of an airplane. The purchase price for the new facilities totaled almost $10.1 million. The remaining amounts spent in the period were primarily for expanding production capacity and replacing and/or upgrading certain equipment. The Company expects to spend between $14 million and $19 million on capital expenditures for the balance of 1999, primarily to expand its operations into new regions. On June 26, 1999, outstanding purchase commitments on capital projects totaled approximately $7.7 million. The Company intends to satisfy these commitments utilizing its revolving credit facility.

     The Company has not completed any business acquisitions during the first six months of 1999. It continues to focus on assimilating the acquisitions it completed in 1998, while also investigating other potential targets.

     Cash flows provided by financing activities totaled approximately $36.7 million in the first six months of 1999 compared to $100.6 million in the same period of 1998. The decrease was due to not having accumulated any acquisition-related debt during 1999, offset by greater working capital requirements and higher capital expenditures in the first six months of 1999.

     On June 26, 1999, the Company had $42.3 million outstanding on its $175 million revolving credit facility. The Company experiences its greatest working capital requirements during the period from March through July.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

     The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of monitoring or remedial activities. As of August 1, 1999, the Company owns and/or operates twenty facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remedial activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; and Schertz, TX facilities. During the second quarter of 1999, the Company completed its remedial activities at its Granger, IN facility.

     The Company has accrued, in other current and long-term liabilities, amounts totaling $2.3 million and $2.0 million at June 26, 1999 and June 27, 1998 for the activities described above.

                       UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.


                                 "THE YEAR 2000"

     The Company has reviewed its primary business and financial systems, and has concluded it will not have any material "Year 2000" issues with the computer programs which drive these systems. Accordingly, management does not expect to incur any programming costs in this area. The Company believes its risks associated with the "Year 2000" relate primarily to its customers, suppliers, service providers and possible disruptions in the overall economy. Management is currently reviewing the systems of its significant customers and vendors, as well as its other ancillary systems, and has detected no material issues to date. This review was originally planned for an April completion, but due to priorities in other areas, it is expected to be completed in September 1999. Incremental costs associated with this review are still expected to total $50,000, while no costs have been incurred year-to-date. Although there can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not resolve their "Year 2000" issues in a timely manner, the Company believes its activities will minimize these risks. The Company will continue to evaluate and develop contingency plans as a result of its "Year 2000" assessment.

                        UNIVERSAL FOREST PRODUCTS, INC.

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c)    Sales of equity securities not registered under the Securities Act.


                                      Date of      Class of    Number                              Consideration
                                       Sale         Stock      of Shares    Purchasers                Received
                                     --------      --------    ---------    ----------             -------------

Stock Option Exercises               04/30/99      Common         160,000    Eligible officers     $640,000

Employee Stock Gift Program          Various       Common              50    Eligible employees    None


                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Company's Annual Meeting of Shareholders on April 28, 1999.

(1)   Election of the following Directors for three year terms expiring in 2001:

                                                         For                 Withheld
                                                      --------               --------
                  John C. Canepa                      15,932,963              110,128
                  Carroll M. Shoffner                 15,932,963              110,128
                  Louis A. Smith                      15,932,963              110,128


          Other Directors whose terms of office continued after the meeting are as follows:

                  Peter F. Secchia
                  Richard M. DeVos
                  John W. Garside
                  William G. Currie
                  Phillp M. Novell

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL FOREST PRODUCTS, INC.



Date:  August 6, 1999                 By: /s/ William G. Currie
       --------------                     --------------------------------------
                                          William G. Currie
                                      Its:  President and Chief Executive
                                            Officer




Date:  August 6, 1999                 By: /s/ Elizabeth A. Nickels
       --------------                     --------------------------------------
                                          Elizabeth A. Nickels
                                      Its:  Executive Vice President of Finance
                                            and Administration and Treasurer
                                           (Principal Financial Officer)

                        UNIVERSAL FOREST PRODUCTS, INC.

                                 EXHIBIT INDEX


Exhibit No.      Description                                                            Page No.
-----------      -----------                                                            --------

27               Financial Data Schedule                                                   27