Form 10-Q/A
period 1999-06-26
UNIVERSAL FOREST PRODUCTS INC
filed 1999-10-04
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission File Number 0-22684


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Michigan                                          38-1465835
         --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


2801 East Beltline NE, Grand Rapids, Michigan                49525
---------------------------------------------                -----
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161


                                      NONE
             ------------------------------------------------------
          (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                       Outstanding as of August 1, 1999
     -----------------------------------       --------------------------------
     Common stock, no par value                         20,777,239

================================================================================

                UNIVERSAL FOREST PRODUCTS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Company's Annual Meeting of Shareholders on April 28, 1999.

(1)  Election of the following Directors for three year terms expiring in 2001:

                                            For                 Withheld
                                            ---                 --------
         John C. Canepa                   15,932,963             110,128
         Carroll M. Shoffner              15,932,963             110,128
         Louis A. Smith                   15,932,963             110,128

     Other Directors whose terms of office continued after the meeting are as follows:

                  Peter F. Secchia
                  Richard M. DeVos
                  John W. Garside
                  William G. Currie
                  Philip M. Novell

(2)  Proposal to approve a Long Term Stock Incentive Plan.

                  For:          12,818,640

                  Against:       1,874,045

                  Abstain:          19,486

(3)  Proposal to approve the Performance Bonus Plan.

                  For:           15,735,161

                  Against:          212,571

                  Abstain:           95,359

                         UNIVERSAL FOREST PRODUCTS, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNIVERSAL FOREST PRODUCTS, INC.



Date:  October 1, 1999             By:  /s/
     ------------------------           ----------------------------------------
                                        William G. Currie
                                   Its: President and Chief Executive Officer




Date:  October 1, 1999             By:  /s/
     ------------------------           ----------------------------------------
                                        Elizabeth A. Nickels
                                   Its: Executive Vice President of Finance and
                                        Administration and Treasurer (Principal
                                        Financial Officer)