Form 10-Q
period 1999-09-25
UNIVERSAL FOREST PRODUCTS INC
filed 1999-11-08
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999
                                               ------------------
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             Michigan                                    38-1465835
        --------------------                         ------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification Number)


         2801 East Beltline NE, Grand Rapids, Michigan           49525
         ---------------------------------------------           -----
         (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------

                                      NONE
                    -----------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding as of November 1, 1999
   --------------------------               ----------------------------------
   Common stock, no par value                           20,286,776


================================================================================
                                  Page 1 of 25

                                      INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at September 25, 1999
                     and December 26, 1998.                                                      3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Nine Months Ended September 25, 1999 and September 26, 1998.                4

                 Consolidated Condensed Statements of Cash Flows for the Nine
                     Months Ended September 25, 1999 and September 26, 1998.                     5

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Periods Ended September 25, 1999 and September 26, 1998.                    6-7

                 Notes to Consolidated Condensed Financial Statements.                           8-11

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                        12-22

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                          23

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index.                                                          25

                 (b) No reports were filed on Form 8-K during the three months ended September 25, 1999.


                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)
                                                                                  September 25,   December 26,
                                                                                      1999            1998
                                                                                  -------------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      9,727    $       920
     Accounts receivable (net of allowance for doubtful accounts of
       $4,136 and $3,540).......................................................        95,338         62,846
     Inventories:
          Raw materials.........................................................        39,518         36,856
          Finished goods........................................................        76,710         71,543
                                                                                  ------------    -----------
                                                                                       116,228        108,399
     Other current assets.......................................................         6,647          9,712
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       227,940        181,877

OTHER ASSETS  ..................................................................        10,715         10,978
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................        93,569         95,229

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost.....................................       217,403        193,375
     Accumulated depreciation and amortization..................................       (71,189)       (61,389)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       146,214        131,986
                                                                                  ------------    -----------
TOTAL ASSETS  ..................................................................  $    478,438    $   420,070
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      1,392    $     1,997
     Accounts payable...........................................................        55,389         38,751
     Accrued liabilities:
          Compensation and benefits.............................................        26,656         28,025
          Other ................................................................         7,556          3,485
     Current portion of long-term debt and capital lease obligations............         7,928          9,760
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................        98,921         82,018

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................       147,580        132,120
DEFERRED INCOME TAXES...........................................................         8,100          8,100
OTHER LIABILITIES...............................................................         6,975          6,249

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000;
       issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000;
       issued and outstanding, 20,677,289 and 20,710,263........................        20,677         20,710
     Additional paid-in capital.................................................        78,253         77,526
     Retained earnings..........................................................       118,592         95,221
     Accumulated other comprehensive earnings...................................           (24)        (1,072)
                                                                                  ------------    -----------
                                                                                       217,498        192,385
     Officers' stock notes receivable...........................................          (636)          (802)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       216,862        191,583
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    478,438    $   420,070
                                                                                  ============    ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share amounts)

                                                       Three Months Ended                Nine Months Ended
                                                  ----------------------------      ---------------------------
                                                  September 25,   September 26,     September 25,  September 26,
                                                      1999            1998              1999           1998
                                                  ------------    ------------      ------------   ------------
NET SALES........................................   $  388,402   $    341,071      $   1,135,333   $    967,945

COST OF GOODS SOLD...............................      341,260        298,192            991,236        854,258
                                                    ----------     ----------        -----------     ----------

GROSS PROFIT.....................................       47,142         42,879            144,097        113,687

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................       29,056         26,406             90,489         68,847
                                                    ----------     ----------        -----------     ----------

EARNINGS FROM OPERATIONS.........................       18,086         16,473             53,608         44,840

OTHER EXPENSE (INCOME):
     Interest expense............................        2,993          2,569              9,230          7,301
     Interest income.............................         (171)          (125)              (451)          (204)
     Other, net..................................         (456)           166               (834)            25
                                                    ----------     ----------        -----------     ----------

          TOTAL OTHER EXPENSE....................        2,366          2,610              7,945          7,122
                                                    ----------     ----------        -----------     ----------

EARNINGS BEFORE INCOME TAXES.....................       15,720         13,863             45,663         37,718

INCOME TAXES  ...................................        6,163          5,365             17,997         14,520
                                                    ----------     ----------        -----------     ----------

NET EARNINGS  ...................................   $    9,557     $    8,498        $    27,666     $   23,198
                                                    ==========     ==========        ===========     ==========

EARNINGS PER SHARE - BASIC.......................   $     0.46     $     0.41        $      1.33     $     1.18

EARNINGS PER SHARE - DILUTED.....................   $     0.45     $     0.40        $      1.30     $     1.14

WEIGHTED AVERAGE SHARES
  OUTSTANDING ...................................       20,746         20,705             20,734         19,652

WEIGHTED AVERAGE SHARES
  OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS..............................       21,265         21,371             21,324         20,344



See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
                                                                                          Nine Months Ended
                                                                                    ---------------------------
                                                                                    September 25,  September 26,
                                                                                        1999           1998
                                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     27,666   $     23,198
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation and amortization................................................        11,301          8,875
     Amortization of non-compete agreements and goodwill..........................         2,423          1,648
     (Gain) loss on disposal of property, plant and equipment.....................          (513)           114
     Stock Gift and Stock Grant Program expense...................................            37             25
     Changes in:
       Accounts receivable........................................................       (32,491)       (28,193)
       Inventories................................................................        (7,829)        22,930
       Other  ....................................................................           150           (888)
       Accounts payable...........................................................        16,638          6,934
       Accrued liabilities........................................................         5,327          9,103
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................        22,709         43,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable....................................................         2,104            105
Purchase of notes receivable......................................................          (139)
Purchases of property, plant and equipment........................................       (27,508)       (18,002)
Proceeds from sale of property, plant and equipment...............................         2,491            431
Business acquisitions, net of cash received.......................................                      (92,931)
Purchases of other assets.........................................................           (50)          (159)
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (23,102)      (110,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of notes payable and revolving credit facilities......        (4,984)        91,100
Proceeds from issuance of common stock............................................           864            446
Proceeds from issuance of long-term debt..........................................        27,742
Dividends paid....................................................................          (728)          (725)
Repayment of long-term debt.......................................................        (9,919)       (24,883)
Repurchase of common stock........................................................        (3,775)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................         9,200         65,938
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................         8,807           (872)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................           920          3,157
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      9,727   $      2,285
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      6,929   $      6,385
     Income taxes.................................................................        14,824         10,560

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements........................                 $      2,373
Note payable issued in business combination.......................................                          820
Property, plant and equipment acquired through capital leases.....................                          179
Fair market value of common stock issued in business combinations.................                       50,511
Final stock settlement of CBC merger..............................................                          235

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(in thousands, except share data)                                                 Accumulated      Officers'
                                                        Additional                    Other         Stock
                                             Common       Paid-In     Retained    Comprehensive     Notes
                                             Stock        Capital     Earnings       Earnings     Receivable       Total
                                           ---------    ----------    ---------   -------------   ----------     ----------
BALANCE AS OF 12/26/98................     $  20,710    $   77,526    $  95,221   ($      1,072)  ($     802)    $  191,583

    Comprehensive earnings:
      Net earnings......................                                  5,361
      Foreign currency translation
        adjustment......................                                                    303
    Total comprehensive earnings........                                                                              5,664

    Issuance of 5,237 shares............           6            92                                                       98

    Repurchase of 50,000 shares.........         (50)                      (887)                                       (937)

    Payments received on officers'
      stock notes receivable............                                                                 153            153
                                           ---------    ----------    ---------   -------------   ----------     ----------

BALANCE AS OF 3/27/99...................   $  20,666    $   77,618    $  99,695   ($        769)  ($     649)    $  196,561

    Comprehensive earnings:
      Net earnings......................                                 12,748
      Foreign currency translation
        adjustment......................                                                    512
    Total comprehensive earnings........                                                                             13,260

    Dividends paid......................                                   (728)                                       (728)

    Issuance of 164,743 shares..........         164           560                                                      724

    Repurchase of 57,201 shares.........         (57)                    (1,071)                                     (1,128)

    Payments received on officers'
      stock notes receivable............                                                                  12             12
                                           ---------     ---------    ---------   -------------   ----------      ---------

BALANCE AS OF 6/26/99...................   $  20,773     $  78,178    $ 110,644   ($        257)  ($     637)     $ 208,701

    Comprehensive earnings:
      Net earnings......................                                  9,557
      Foreign currency translation
        adjustment......................                                                    233
    Total comprehensive earnings:.......                                                                              9,790

    Issuance of 4,247 shares............           4            75                                                       79

    Repurchase of 100,000 shares........        (100)                    (1,609)                                     (1,709)

    Payments received on officers'
      stock notes receivable............                                                                   1              1
                                           ---------     ---------    ---------   -------------   ----------    -----------

BALANCE AS OF 9/25/99...................   $  20,677     $  78,253    $ 118,592   ($         24)  ($     636)   $   216,862
                                           =========     =========    =========   =============   ==========    ===========

                                       6

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(in thousands, except share data)                                                 Accumulated     Officers'
                                                      Additional                     Other         Stock
                                          Common        Paid-In       Retained   Comprehensive     Notes
                                           Stock        Capital       Earnings      Earnings     Receivable      Total
                                         ----------   ----------     ----------  -------------   ----------   ----------

BALANCE AS OF 12/27/97................   $   17,572    $    29,855   $   70,253  ($        882)  ($     900) $  115,898

    Comprehensive earnings:
      Net earnings.....................                                   3,577
      Foreign currency translation
       adjustment......................                                                    266
    Total comprehensive earnings:......                                                                           3,843

    Issuance of 4,585 shares...........           5             51                                                   56

    Payments received on officers'
      stock notes receivable...........                                                                  66          66
                                         ----------   ------------    ---------  ------------- ------------  ----------

BALANCE AS OF 3/28/98..................  $   17,577   $     29,906   $   73,830  ($        616)  ($     834) $  119,863

    Comprehensive earnings:
      Net earnings.....................                                  11,123
      Foreign currency translation
        adjustment.....................                                                   (131)
    Total comprehensive earnings:......                                                                          10,992

    Dividend paid......................                                    (725)                                   (725)

    Final settlement of CBC merger.....         (17)          (218)                                                (235)

    Issuance of 3,123,090 shares.......       3,140         47,700                                               50,840

    Payments received on officers'
      stock notes receivable...........                                                                  16          16
                                         ----------   ------------   ----------     ----------  -----------  ----------

BALANCE AS OF 6/27/98..................  $   20,700   $     77,388   $   84,228     ($     747)  ($     818) $  180,751

    Comprehensive earnings:
      Net earnings.....................                                   8,498
      Foreign currency translation
        adjustment.....................                                                   (176)
    Total comprehensive earnings:......                                                                           8,322

    Issuance of 5,685 shares...........           6             79                                                   85

    Payments received on officers'
      stock notes receivable...........                                                                   5           5
                                         ----------   ------------   ----------     ----------  -----------  ----------

BALANCE AS OF 9/26/98..................  $   20,706   $     77,467   $   92,726     ($     923)  ($     813) $  189,163
                                         ==========   ============   ==========     ==========  ===========  ==========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned and majority-owned subsidiaries and partnerships (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method has been used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise a significant influence.

       In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, and changes in shareholders' equity of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 26, 1998.

       Certain reclassifications have been made to the consolidated condensed financial statements for 1998 to conform to the classifications used in 1999.

B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share amounts).

                                           Three Months Ended 9/25/99            Three Months Ended 9/26/98
                                           --------------------------            --------------------------
                                            Net                    Per            Net                   Per
                                         Earnings      Shares     Share        Earnings     Shares     Share
                                       (Numerator) (Denominator)  Amount     (Numerator) (Denominator) Amount
                                        ---------   -----------   ------      ---------   -----------  ------
       EPS - BASIC
       Net earnings available to
       common shareholders............  $   9,557       20,746     $0.46      $   8,498       20,705      $0.41
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     519                                   666
                                                     ---------                              --------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       options exercised..............  $   9,557       21,265     $0.45      $   8,498       21,371      $0.40
                                        =========    =========     =====      =========     ========      =====

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                           Nine Months Ended 9/25/99             Nine Months Ended 9/26/98
                                        ---------------------------------    ----------------------------------
                                            Net                     Per         Net                       Per
                                         Earnings       Shares     Share      Earnings      Shares       Share
                                       (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)    Amount
                                        ---------    -----------   ------    ---------   -----------     ------
       EPS - BASIC
       Net earnings available to
       common shareholders............  $  27,666       20,734     $1.33      $  23,198       19,652     $1.18
                                                                   =====                                 =====


       EFFECT OF DILUTIVE SECURITIES
       Options........................                     590                                   692
                                                     ---------                              --------

       EPS - DILUTED
       Net earnings available to
       common shareholders and
       options exercised..............  $  27,666       21,324     $1.30      $  23,198       20,344     $1.14
                                        =========    =========     =====      =========     ========     =====

       Options to purchase 436,107 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at September 25, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

C.     STOCK OPTIONS AND STOCK-BASED COMPENSATION

       In May 1999, the Company granted incentive stock options for 25,000 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to an officer of the Company at exercise prices ranging from $19.9100 to $35.7500, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2002 through 2014, and the option recipient must be employed by the Company at the time of exercise.

       In January 1999, the Company granted incentive stock options for 231,161 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to certain employees and officers of the Company at exercise prices ranging from $19.7500 to $36.0100, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2002 through 2014, and the option recipients must be employed by the Company at the time of exercise. Options for 133,093 shares related to all plans were canceled during the period.

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

                        UNIVERSAL FOREST PRODUCTS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED

       On April 22, 1998, the Company granted incentive stock options for 125,000 shares of common stock under its Long Term Stock Incentive Plan. Options were granted to certain employees and officers of the Company at exercise prices ranging from $17.4375 to $31.3000, which equaled or exceeded the market value of the stock on the date of each grant. The options are exercisable on various dates from 2001 through 2013, and the option recipients must be employed by the Company at the time of exercise.

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

                                                Three Months Ended                      Nine Months Ended
                                          ------------------------------         ------------------------------
                                          September 25,     September 26,        September 25,     September 26,
                                              1999              1998                  1999            1998
                                          ------------      ------------         ------------      ------------

           Net Earnings:
                As Reported.........         $9,557             $8,498             $27,666            $23,198
                Pro Forma...........          9,418              8,417              27,252             22,955

           EPS - Basic:
                As Reported.........          $0.46              $0.41               $1.33              $1.18
                Pro Forma...........          $0.45              $0.41               $1.31              $1.17

           EPS - Diluted:
                As Reported.........          $0.45              $0.40               $1.30              $1.14
                Pro Forma...........          $0.44              $0.39               $1.28              $1.13

       Because the fair value based method of accounting has not been applied to options granted prior to fiscal year 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       The fair value of each option granted in 1999 and 1998 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                        UNIVERSAL FOREST PRODUCTS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED

                                                                  1999           1998
                                                                  ----           ----
                      Risk Free Interest Rate.............        6.20%          6.20%
                      Expected Life.......................    9.0 years      8.0 years
                      Expected Volatility.................       27.75%         28.35%
                      Expected Dividend Yield.............        0.40%          0.41%

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

       The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 26, 1998 assumes the acquisitions of Shoffner Industries, Inc. and Advanced Component Systems, Inc. and its affiliates, occurred on December 27, 1997 (in thousands, except per share data). The pro forma effects of other acquisitions are not included because they are not material individually, or in the aggregate.

                                                 Three Months Ended               Nine Months Ended
                                                 September 26, 1998               September 26, 1998
                                                --------------------              ------------------
           Net sales........................          $341,071                        $998,165

           Net earnings.....................             8,498                          23,765

           Earnings per share:
                  Basic.....................             $0.41                           $1.16
                  Diluted...................             $0.40                           $1.13

           Weighted average shares outstanding:
                  Basic.....................            20,705                          20,402
                  Diluted...................            21,371                          21,094

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

Market Growth:

       The Company's sales growth is dependent, in part, upon growth of the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired. The manufactured housing industry served by the Company presently has an oversupply of product for the market and has forecasted a reduction of production for the next few quarters. The Company has positioned itself to handle a modest reduction, but should the manufactured housing industry enter into a prolonged downturn, it could adversely affect the Company's operating results.

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

Business Combinations:

       The Company completed several business combinations in 1998 and plans to continue its acquisition activity in the immediate future in order to achieve certain strategic objectives. There are many inherent risks associated with business combinations, including assimilation and successfully managing growth. While the Company conducts extensive due diligence and has taken steps to ensure successful assimilation, factors beyond the Company's control could influence the results of these acquisitions.

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

Weather Conditions:

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Seasonality:

       The Company's business is seasonal in nature and results of operations vary from quarter to quarter. The demand for many of the Company's treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk. Sales of treated lumber are generally at their highest levels between the months of April through August. This sales peak, combined with capacity constraints in the wood treatment process, requires the Company to build its inventory of treated lumber throughout the winter and spring. Since sales prices of treated lumber products are generally indexed to the Lumber Market at the time they are shipped, the Company's profits can be negatively affected by prolonged declines in the Lumber Market during its primary selling season. To mitigate this risk, supply programs are maintained with vendors that are intended to decrease the Company's exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market, and also allow the Company to carry a lower investment in inventories.

Please recognize the above risk factors when reviewing the Company's business prospects.


                          FLUCTUATIONS IN LUMBER PRICES

    The following table presents the Random Lengths framing lumber composite price for the nine months ended September 25, 1999 and September 26, 1998:

                                                         Random Lengths
                                                          Average $/MBF
                                                         --------------
                                                         1999      1998
                                                         ----      ----
                  January............................    $370      $360
                  February...........................     386       375
                  March..............................     394       369
                  April..............................     393       369
                  May................................     421       331
                  June...............................     454       332
                  July...............................     480       345
                  August.............................     404       355
                  September..........................     392       328

                  Third quarter average..............    $425      $343
                  Year-to-date average...............    $410      $352

                        UNIVERSAL FOREST PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

                  Third quarter percentage
                    increase over 1998...............   23.9%
                  Year-to-date percentage
                    increase over 1998...............   16.5%

       The Random Lengths composite price is a weighted average of nine key framing lumber prices chosen from major producing areas and species. The composite price is designed as a broad measure of price movement in the commodity lumber market ("Lumber Market"). In the third quarter of 1999, the Lumber Market was 23.9% higher than it was during the same period of 1998, and 16.5% higher comparing year-to-date 1999 with 1998. However, the price declined 18.3% within the third quarter of 1999. SYP, a species which comprises up to 50% of the Company's volume, increased 17.7% in the third quarter of 1999 compared to the same period of 1998, and only 5.8% comparing year-to-date 1999 with 1998. A SYP composite price, prepared and used by the Company in managing the business, is as follows:

                                                      Random Lengths SYP
                                                         Average $/MBF
                                                      ------------------
                                                         1999      1998
                                                         ----      ----
                  January............................    $471      $499
                  February...........................     497       525
                  March..............................     513       550
                  April..............................     498       541
                  May................................     517       482
                  June...............................     563       450
                  July...............................     590       471
                  August.............................     492       439
                  September..........................     473       409

                  Third quarter average..............    $518      $440
                  Year-to-date average...............    $513      $485

                  Third quarter percentage
                      increase over 1998.............    17.7%
                  Year-to-date percentage
                      increase over 1998.............     5.8%

       The effects of the Lumber Market on the Company's results of operations are discussed below under the captions "Net Sales" and "Cost of Goods Sold and Gross Profit."

                        UNIVERSAL FOREST PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

                              RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the components of the Company's Consolidated Statement of Earnings as a percentage of net sales.

                                             For the Three Months Ended            For the Nine Months Ended
                                             --------------------------            -------------------------
                                           September 25,     September 26,       September 25,     September 26,
                                               1999              1998                1999              1998
                                           ------------       ------------       ------------      ------------
Net sales...............................      100.0%           100.0%              100.0%              100.0%
Cost of goods sold......................       87.9             87.4                87.3                88.3
                                              -----            -----               -----               -----

Gross profit............................       12.1             12.6                12.7                11.7
Selling, general, and
  administrative expenses...............        7.5              7.8                 8.0                 7.1
                                              -----            -----               -----               -----

Earnings from operations................        4.6              4.8                 4.7                 4.6
Other expense, net......................        0.5              0.7                 0.7                 0.7
                                              -----            -----               -----               -----

Earnings before income taxes............        4.1              4.1                 4.0                 3.9
Income taxes............................        1.6              1.6                 1.6                 1.5
                                              -----            -----               -----               -----

Net earnings............................        2.5%             2.5%                2.4%                2.4%
                                              =====            =====               =====               =====

NET SALES

       The Company manufactures, treats and distributes lumber and other building-related products to the do-it-yourself (DIY), manufactured housing, wholesale lumber, industrial and conventional site-built construction markets. The Company's strategic objectives relative to sales include:

- Continuing to diversify the Company's end market sales mix by increasing its sales of specialty wood packaging to industrial users and "engineered wood products" to the site-built construction market. The Company defines engineered wood products as trusses, wall panels and engineered floor systems.

- Maximizing its sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other outdoor specialty products sold to the DIY market; roof trusses sold to producers of manufactured homes; specialty wood packaging; and engineered wood products. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


- Increasing DIY market share, and maintaining manufactured housing market share.

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

                                        For the Three Months Ended                    For the Nine Months Ended
                                ------------------------------------------- ------------------------------------------
                                  Sept. 25,             Sept. 26,               Sept. 25,           Sept. 26,
Market Classification               1999        %         1998        %           1999        %        1998        %
---------------------           ----------- --------  ----------- --------- ------------- -------- ---------- --------
DIY............................   $177,892    45.8%     $154,948    45.4%     $  534,850    47.1%    $463,466    47.9%
Manufactured Housing...........    103,990    26.8       103,220    30.3         309,222    27.2      303,137    31.3
Site-Built Construction........     58,062    14.9        42,405    12.4         159,412    14.0       85,882     8.9
Wholesale Lumber...............     22,270     5.7        18,625     5.5          60,667     5.3       57,585     5.9
Industrial.....................     26,188     6.8        21,873     6.4          71,182     6.4       57,875     6.0
                                  --------   ------     --------   ------     ----------   ------    --------   ------
Total..........................   $388,402   100.0%     $341,071   100.0%     $1,135,333   100.0%    $967,945   100.0%
                                  ========   ======     ========   ======     ==========   ======    ========   ======

       The following table presents, for the periods indicated, the Company's percentage of value added and commodity-based sales to total sales.

                                             Three Months Ended                       Nine Months Ended
                                   -------------------------------------- ----------------------------------------
                                      September 25,      September 26,         September 25,       September 26,
                                           1999               1998                  1999              1998
                                   ------------------ ------------------- -------------------- -------------------
Value-Added...........................     37.3%              39.4%                37.8%              38.4%
Commodity Based.......................     62.7%              60.6%                62.2%              61.6%

DIY:

       Net sales to the DIY market increased approximately $22.9 million, or 14.8%, in the third quarter of 1999 compared to 1998, and $71.4 million, or 15.4%, in the first nine months of 1999 compared to 1998. These increases are primarily due to adding treated lumber business with the Company's largest

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


customer, combined with higher overall selling prices due to the level of the Lumber Market. The increase in treated lumber sales occurred as a result of recently acquiring treating plants in targeted markets, and in spite of significantly decreased business with three national retailers. The decrease in sales to two of these customers was due to a decline in their financial position, and the decrease in business to the third customer was due to competitive factors. Management believes that its concentration of business with its largest customer in this market will continue to increase.

Manufactured Housing:

       Net sales to the manufactured housing market increased approximately
$0.8 million, or 0.7%, in the third quarter of 1999 compared to 1998. Sales were relatively flat despite an $8.5 million decrease in sales to two of the Company's largest accounts. These decreases were primarily due to excess customer inventory at a retail level, therefore these customers have curtailed production. This industry situation is expected to continue for at least six months. The decreased sales to two accounts mentioned above was primarily offset by increased sales to several accounts and the effect of the higher Lumber Market on selling prices. Net sales to this market for the first nine months of 1999 increased approximately $6.1 million, or 2%, compared to 1998. This overall increase was primarily due to an increase in overall selling prices as a result of a higher Lumber Market, which offset a decrease in unit sales. Spruce-pine-fir is the species predominantly used for products sold to this market, the costs of which were up considerably during the first nine months of 1999.

Site-Built Construction:

       Net sales to the site-built construction market increased approximately $15.6 million and $73.5 million in the third quarter and first nine months of 1999, respectively, compared to the same periods of 1998. These increases were due to several new businesses acquired in 1998, combined with growth in their sales volume in 1999. Sales increases are generally due to a combination of strong housing markets, increased market share in their respective regions, and the effect of the higher Lumber Market on selling prices.

Industrial:

       Net sales to the industrial market increased approximately $4.3 million, or 19.6%, and $13.3 million, or 23.0%, in the third quarter and first nine months of 1999, respectively, compared to the same periods of 1998. These increases were primarily due to the acquisition of Industrial Lumber Company in June of 1998, the addition of new customer accounts, and increased market share by several plants.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED



COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales decreased to 12.1% in the third quarter of 1999 compared to 12.6% in the third quarter of 1998. Factors contributing to this decrease include:

- A change in the mix of products sold to the DIY market whereby the ratio of value-added product sales to total sales to this market decreased in the third quarter of 1999 compared to 1998. This was caused by a 29.4% increase in treated lumber sales while fencing and lattice sales declined 20.7%. The Company lost certain value-added sales due to competitive factors with respect to one customer, and credit concerns with respect to two others. The increase in treated lumber sales is due to new treating facilities in targeted markets, and replacing lost value-added business mentioned above with treated lumber sales to the Company's largest customer.

- A decrease in gross margins on sales of engineered wood products as a result of the high level of the Lumber Market and new facilities which have not yet reached targeted production levels. In situations when the Lumber market increases to unusually high levels, the Company's selling prices generally increase at a slower rate, sufficient to cover its increase in lumber costs.

- A decrease in gross margins on certain commodity-based products due to a severe decrease in the Lumber Market in the third quarter of 1999. The Company actively seeks to minimize its profit exposure in a falling Lumber Market through vendor supply programs, inventory management procedures, and other management techniques.

     Gross profit as a percentage of net sales increased to 12.7% in the first nine months of 1999 compared to 11.7% in 1998, primarily due to increased sales of engineered wood products combined with increased sales of specialty wood packaging products and related components to the industrial market in the Company's Western region. These favorable effects were partially offset by a decline in sales of fencing, lattice, and other outdoor specialty products due to factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased approximately $2.7 million, or 10%, comparing the third quarter of 1999 to the same period of 1998. In the first nine months of 1999, these expenses increased approximately $21.6 million, or 31.4%, compared to 1998. These increases were primarily due to:

- Expenses added through business acquisitions and other new operations. These expenses totaled $1.0 million in the third quarter of 1999 and $10.5 million in the first nine months of 1999.

                        UNIVERSAL FOREST PRODUCTS, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

- General increases in personnel and travel costs due to additional sales, marketing, engineering and management personnel to support the recent and anticipated growth of the business. In addition, sales of engineered wood products require higher engineering and selling costs than the Company's other manufactured products. Sales of these products increased 23.0% percent in the third quarter of 1999 compared to 1998.

- Increases in accrued incentive compensation expenses tied to profitability and return on investment objectives.

OTHER EXPENSE, NET

       Other expense, net is primarily comprised of interest expense and interest income. Net interest costs (interest expense less interest income) increased approximately $0.4 million and $1.7 million, comparing the third quarter and first nine months of 1999 and 1998, respectively. These increases are primarily due to a higher average debt balance in 1999 compared to 1998 due to the growth of the business and a higher borrowing rate on acquisition-related debt as a result of extending its maturity. The Company extended the maturity of this debt by replacing borrowings on one-year uncommitted credit lines with senior notes having bullet maturities ranging from seven to ten years.

INCOME TAXES

       The Company's effective tax rate was 39.2% in the third quarter of 1999 compared to 38.7% in the third quarter of 1998. This increase is primarily due to estimated state and local income taxes which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates. The Company's effective tax rate for the first nine months of 1999 was 39.4% compared to 38.5% for the same period of 1998, due to the same factor discussed above plus a permanent tax difference resulting from a business acquisition.


                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows provided by operating activities for the first nine months of 1999 decreased to approximately $22.7 million from $43.7 million in 1998. Working capital requirements increased from December 1998 to September 1999 as a result of business growth combined with the effect of a higher Lumber Market in the third quarter of 1999 compared to the fourth quarter of 1998. Conversely, working capital decreased from December 1997 to September 1998 as a result of better inventory management and a lower Lumber Market in the third quarter of 1998 compared to the fourth quarter of 1997.


       Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATION-CONTINUED


outstanding) is a better indicator of its working capital management than operating cash flow. The Company's cash cycle decreased to 41 days in the first nine months of 1999 from 45 days in the first nine months of 1998, primarily due to improved inventory management in 1999. At the end of 1997, and during the first half of 1998, the Company carried higher levels of inventory relative to sales than was necessary. Since that time, plant management improved its control over this area.

         Capital expenditures totaled $27.5 million in the first nine months of 1999 compared to $18.0 million in the same period of 1998. The increase was primarily due to an increase in new facilities purchased in 1999, and a fractional ownership investment in an airplane. Investments associated with new facilities totaled $16.6 million through September 1999. In 1998, amounts spent on new facilities totaled approximately $5.0 million. The Company expects to spend between $10 million and $15 million on capital expenditures for the balance of 1999, which includes outstanding purchase commitments on capital projects totaling approximately $7.2 million on September 25, 1999. The Company intends to satisfy these commitments utilizing its revolving credit facility.

       The Company has not completed any business acquisitions during the first nine months of 1999. Management continues to focus on assimilating the acquisitions it completed in 1998, while also investigating other potential targets.

       Cash flows provided by financing activities totaled approximately $9.2 million in the first nine months of 1999 compared to $65.9 million in 1998. The decrease was due to not completing any business acquisitions in 1999, offset by greater working capital requirements and higher capital expenditures in the first nine months of 1999. On September 25, 1999, the Company had $12.0 million outstanding on its $175 million revolving credit facility. The Company experiences its lowest working capital requirements between the months from August to January. Seasonal borrowings related to working capital are currently expected to peak between $60 million and $70 million during the months from February to July of the year 2000.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

         The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of monitoring or remedial activities. As of November 1, 1999, the Company owns and/or operates twenty wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remedial activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; and Schertz, TX facilities. Remedial activities at the Granger, IN facility were completed in the second quarter of 1999, other than minimal costs to dismantle the remediation network, no other costs are expected in the future.

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         The Company has accrued, in other current and long-term liabilities, amounts totaling $2.3 million and $2.0 million at September 25, 1999 and September 26, 1998 for the activities described above. The increase is due to the addition of two facilities requiring remediation since 1998. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

                                 "THE YEAR 2000"

         The Company has reviewed its primary business and financial systems, and has concluded it will not have any material "Year 2000" issues with the computer programs which drive these systems. Accordingly, management does not expect to incur any programming costs in this area. The Company believes its risks associated with the "Year 2000" relate primarily to its customers, suppliers, service providers and possible disruptions in the overall economy. Management has reviewed the systems of its significant customers and vendors, as well as its other ancillary systems, and has detected no material issues to date. This review was originally planned for an April completion, but due to priorities in other areas, it was completed in September of 1999. Issues that were identified were insignificant and are now being resolved. Incremental costs associated with this review are still expected to total $50,000, while no costs, other than internal management time, have been incurred in the first nine months of 1999. Although there can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not resolve their "Year 2000" issues in a timely manner, the Company believes its activities will minimize these risks. The Company will continue to evaluate and develop contingency plans as a result of its "Year 2000" assessment.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities in the third quarter not registered under the Securities Act.

                                     Date of       Class of     Number                         Consideration
                                       Sale         Stock     of Shares    Purchasers            Exchanged
                                     -------       --------   ---------    ----------          -------------
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



                                UNIVERSAL FOREST PRODUCTS, INC.



Date:  November 8, 1999         By: /s/ William G. Currie
      --------------------          --------------------------------------
                                    William G. Currie
                                Its:President and Chief Executive Officer




Date:  November 8, 1999         By: /s/ Elizabeth A. Nickels
      --------------------          --------------------------------------------
                                    Elizabeth A. Nickels
                                Its:Executive Vice President of Finance
                                    and Administration and Treasurer
                                    (Principal Financial Officer)

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX

Exhibit No.      Description                                                            Page No.
-----------      -----------                                                            --------
27.1             Financial Data Schedule - Third Quarter 1999                              26
