Form 10-K
period 1999-12-25
UNIVERSAL FOREST PRODUCTS INC
filed 2000-03-24
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 25, 1999.

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.   For the transition period from             to               .
                                                 ------------    -------------

Commission File No.:  0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)
         MICHIGAN                                                 38-1465835
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

2801 E. BELTLINE, N.E., GRAND RAPIDS, MICHIGAN                      49525
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes:  X       No:

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, 20,127,181 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $144,581,957 computed at the closing price of $12.0625 on that date.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999 are incorporated by reference into Part I and II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.
                                  Page 1 of 16

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 25, 1999


                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

Item 1.   Business.                                                          3
Item 2.   Properties.                                                        9
Item 3.   Legal Proceedings.                                                 9
Item 4.   Submission of Matters to a Vote of Security Holders.              10


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related             12
          Shareholder Matters.
Item 6.   Selected Financial Data.                                          12
Item 7.   Management's Discussion and Analysis of Financial                 12
          Condition and Results of Operations.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.       12
Item 8.   Financial Statements and Supplemental Data.                       13
Item 9.   Changes in and Disagreements with Accountants on                  13
          Accounting and Financial Disclosure.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.               13
Item 11.  Executive Compensation.                                           13
Item 12.  Security Ownership of Certain Beneficial Owners                   14
          and Management.
Item 13.  Certain Relationships and Related Transactions.                   14


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports              14
          on Form 8-K.

                                     PART I

ITEM 1.  BUSINESS.

(A)    GENERAL DEVELOPMENT OF THE BUSINESS.

Universal Forest Products(R), Inc. ("the Company") engineers, manufactures, treats and distributes lumber products for the do-it-yourself (DIY), manufactured housing, industrial, wholesale and site-built construction markets. The Company currently operates 75 facilities throughout the United States, Canada and Mexico.

Universal Forest Products(R), Inc. was organized as a Michigan corporation in 1955. The Company's business originally consisted of purchasing lumber in carload lots from primary producers and reselling those carloads mostly to manufacturers of mobile and modular homes, without any intermediate handling. In the early 1970's, producers of manufactured housing were experiencing supply and inventory difficulties as a result of the deterioration of railroad service and rapidly increasing interest rates. The Company's management recognized these customer-experienced problems as an opportunity. As a result, the Company developed a "component yard" concept that featured distribution facilities with manufacturing capabilities located on major rail routes in close proximity to its clustered manufactured housing customers. Carload shipments of lumber were received at these facilities where the material was either broken down and shipped to customers without further processing, or manufactured to the customer's specifications before shipment to the customer by truck. The component yard concept helped the Company's customers reduce materials management problems, control their inventory and labor costs and conserve capital. As the component yard concept evolved, the Company began to manufacture roof trusses for its manufactured housing customers. The Company believes it was the first truss supplier to employ a full-time staff of engineers who assist customers with truss designs, help obtain various building code approvals for these designs and facilitate the development of new products and manufacturing techniques. Consequently, the Company's sales to the manufactured housing industry grew rapidly through the 1970's and 1980's. Today, the Company is the largest manufacturer of roof trusses for manufactured homes in the nation.

In order to enhance growth opportunities, the Company entered the wood preservation business in 1979. The Company utilizes a pressure-treatment process for protecting wood from damage by insects and fungi in outdoor applications. The expansion into this product line led to the manufacture of a variety of products, primarily for landscaping, deck and fence construction. These products were originally sold to conventional lumberyards and small lumberyard chains. When the warehouse-format mass merchandisers such as The Home Depot became strong retail outlets for the DIY market in the late 1980's, the Company was well positioned to capture the business of these retailers. By virtue of the geographic dispersal of its facilities in the regions containing the DIY market and its prior experience with the flexibility required for the delivery of mixed truckloads of products on a just-in-time basis, the Company possessed the abilities demanded by the DIY retailers. The Company has grown to become the largest supplier of treated lumber products to the DIY market.

In the mid-1980's, management began to recognize opportunities in the industrial market. The Company manufactures pallets, crating stock and specialty packaging for large industrial manufacturers and agricultural customers. These products may be manufactured from the by- product of other manufactured products, providing the Company with a profitable way of expanding its business while increasing its raw material yields. In 1998, the Company expanded its industrial market presence through certain acquisitions.

Beginning in December of 1997, the Company added the site-built construction market to its business, through five strategic business acquisitions. The Company acquired manufacturers of engineered wood products, which include roof trusses, wall panels and engineered floor systems. The customer base of these manufacturers consists of large-volume, multi-tract builders, small- volume custom builders, national home center customers and retail lumberyards. As a result of these business acquisitions, the Company has become one of the largest manufacturers of engineered trusses and wall panels in the nation.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The information required by this item is incorporated by reference from Footnote O of the Consolidated Financial Statements presented under Item 8 herein.

(C)    NARRATIVE DESCRIPTION OF BUSINESS.

The Company presently engineers, manufactures, treats and distributes lumber products for the DIY, manufactured housing, industrial and site-built construction markets. Each of these markets is discussed in the paragraphs which follow. The Company also sells lumber products to the wholesale market, but management is not emphasizing this business in its growth objectives.

DIY MARKET. The customers comprising this market are primarily national home center retailers, chain lumberyards and contractor oriented lumberyards. The Company is currently selling to over 1,800 customers in this market. One customer, The Home Depot, accounted for approximately 26%, 20% and 18% of the Company's total net sales for fiscal 1999, 1998 and 1997, respectively.

National customers in this market are serviced by the Company's sales staff in each region and are assisted by personnel from the Company's headquarters. Generally, terms of sale are established for annual periods, and orders are placed with the Company's regional facilities in accordance with established terms.

The Company currently supplies customers in this market from over 50 of its locations. These regional facilities are able to supply customers with mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The close proximity of the Company's regional facilities to the various outlets of these customers is a significant advantage when negotiating annual sales programs.

The products offered to customers in this market include dimension lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under the Company's trademarks. Lumber treated with preservatives is sold under the Company's PRO-WOOD(R) trademark.

Value-added products may be preserved by pressure-treatment or unpreserved, and include the following:

- Products in the Deck Necessities(R) group consist of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads.
- The Fence Fundamentals(TM) group of products includes various styles of fences, such as solid, picket and shadowbox, as well as gates, posts and other components.
- Products in the Outdoor Essentials(R) group consist of various home and garden and landscaping items.
- Large volumes of lattice are sold by the Company under its Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects.
- The Storage Solutions(TM) product line consists primarily of storage building frames and trusses.

The Company also sells engineered wood products to this market as a result of its 1998 business acquisitions. These products include roof trusses, wall panels and engineered floor systems. Depending upon regional practices and builder preferences, the Company may sell these products through retailers or directly to builders (see "Site-Built Construction Market" below).

The Company is not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis. The Company faces competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. The Company also faces increased competition in this market from certain national vendor mills with wood preservation facilities in certain regions. The Company believes the breadth of its product offering, its geographic dispersion and close proximity of its plants to core customers, its purchasing expertise and its service capabilities provide significant competitive advantages in this market. As this industry continues to consolidate, the Company believes it is well-positioned to capture additional market share.

MANUFACTURED HOUSING MARKET. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles. The Company is currently selling to over 200 customers in this market.

Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, particle board and dimension lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. The Company's engineering and support staff acts as a sales support resource to assist the customer with truss designs, obtaining various building code approvals for the designs and aiding in the development of new products and manufacturing processes.

While no competitor operates in as widely-dispersed geographic areas as the Company, it does face vigorous competition from suppliers in many geographic regions. The Company estimates that it produces over 65% of the HUD Code roof trusses supplied to this market based on data published by the Manufactured Housing Institute. The Company's principal competitive advantages include its product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the close proximity of its regional facilities to core customers and its ability to provide national sales programs to certain customers.

INDUSTRIAL MARKET. The Company defines its industrial market as industrial manufacturers and agricultural customers who use pallets, crates and wooden boxes for packaging, shipping and material handling purposes. The Company has increased its emphasis on this market in recent years and currently sells to over 1,500 customers in this market. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing the Company to increase its raw material yields while expanding its business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. The Company services this market with its regional sales personnel supported by a centralized national sales and marketing department and emphasizes service and reliability as competitive strengths.

SITE-BUILT CONSTRUCTION MARKET. The Company entered the site-built construction market through five strategic business acquisitions completed from December, 1997 through December, 1998. The businesses acquired are discussed herein under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The customers comprising this market are primarily large-volume, multi-tract builders and smaller volume custom builders. The Company currently sells to over 1,700 customers in this market. Customers are serviced by the Company's sales, engineering and design personnel in each region. Generally, terms of sale and pricing are determined based on quotes for each specific job order.

The Company currently supplies customers in this market from 31 facilities located in 16 different states. These facilities manufacture various engineered wood products used to frame a residential or commercial project, including roof and floor trusses, wall panels, Open Joist 2000 and I-joists. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

The Company is not aware of any competitor that manufactures and distributes a complete line of engineered wood products on a national basis. Competition in this market is fragmented as local regulatory requirements and product preferences have resulted in a regional operating focus. The Company's objective is to continue to increase its manufacturing capacity for this market while developing a national presence. Management expects to face competition from various companies, primarily consisting of contractor-oriented retailer lumber yards, attempting to complete the same strategy. The Company believes its primary competitive advantages relate to the engineering and design capabilities of its regional staff, its product quality and timeliness of delivery.

WOOD PRESERVATION TREATMENT. The Company is the largest producer of preservative-treated lumber in the nation based on data published by the Building Products Digest. The Company operates 19 treatment facilities in 12 different states, with capacity to process over one billion board feet annually.

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

At the time the monitoring wells were installed at the Company's Granger, IN facility in 1986, chromium was discovered in the groundwater in excess of the EPA limit for drinking water at one end of the Company's property. The Company initiated a voluntary remediation program. The extent of contamination was defined and a remediation plan was designed and implemented. This contamination was successfully remediated, and the Company has obtained final written confirmation of this from the State of Indiana.

In 1999, the Company identified arsenic contamination in a shallow aquifer at its plant in Auburndale, Fl. Storm water best management practices implemented in 1999 eliminated the contamination. The Company continues to work proactively with the State of Florida to ensure that water quality is not impacted at the facility.

The Company acquired several facilities from Chesapeake Corporation in October 1993. Based on the agreements between the Company and Chesapeake Corporation, the environmental conditions existing at the Elizabeth City, NC, Stockertown, PA and North East, MD sites are the responsibility of the Company. Environmental conditions consist of limited soil and/or groundwater contamination of CCA components. Similarly, the Company purchased a treating facility in Schertz, TX with limited soil contamination in December 1998. The nature and extent of each of these conditions does not require immediate action. If these sites are closed, some remedial action such as soil treatment and/or removal may be required. Estimates of probable costs have been prepared and accrued for each of these sites.

The Company has accrued for costs of remediation of all of its sites totaling approximately $2.4 million at December 25, 1999. Except for the situations described above, the Company is not aware of any material environmental problems affecting its properties.

SEASONAL INFLUENCES. The Company's manufactured housing and site-built construction markets are affected by seasonal influences in the northern states during the winter months when installation and construction is more difficult.

The activities in the DIY market have substantial seasonal impacts. The demand for many of the Company's DIY products is highest during the period of April to August. Accordingly, its sales to the DIY market tend to be greater during the second and third quarters. The Company builds its inventory of finished goods throughout the winter and spring to support this sales peak. Restraints on production capacity make this a necessary practice which potentially exposes the Company to adverse effects of changes in economic and industry trends. Since 1995, inventory management initiatives, supply programs with vendors and programs with customers have been used to reduce the Company's exposure to adverse changes in the commodity lumber market and decrease demands on cash resources.

SUPPLIERS. The Company is one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). It uses primarily southern yellow pine in its pressure-treating operations, which it obtains from mills located throughout the states comprising the sun belt. Other species used by the Company include "spruce-pine-fir," from Ontario, Quebec, British Columbia and Alberta, Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of Ponderosa pine; and Brazilian pine. There are numerous primary producers for all varieties used by the Company, and the Company is not dependent on any particular source of supply. The Company's financial resources, in combination with its strong sales network and ability to remanufacture lumber, enable it to purchase a large percentage of a primary producer's output (as opposed to only those dimensions or grades in immediate need), thereby lowering its average cost of raw materials. Management believes this represents a significant competitive advantage.

INTELLECTUAL PROPERTY. The Company owns a patent relating to automated equipment for the manufacture of lattice, a tie-down strap patent related to truss components, and a patent on machinery used in the recycling of drywall and the production of joint compound and wall texture. In addition, it owns five registered trademarks: PRO-WOOD(R) relating to preservative-treated wood products; Deck Necessities(R) relating to deck component products; Outdoor Essentials(R) related to lawn and garden items such as planter boxes, fencing products and lattice products; the name Universal Forest Products(R); and a pine tree logo. The Company has applied for an additional registered trademark related to its ProFence(TM) products. In addition, it claims common law trademark rights to several other trademarks of lesser importance. While it believes its patent and trademark rights are valuable, the loss of its patent or any trademark would not have a material adverse impact on the competitive position of the Company.

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

EMPLOYEES. At March 1, 2000, the Company had approximately 4,800 employees. No Company employees are represented by a labor union. The Company has never experienced a work stoppage due to a labor dispute, and believes its relations with employees are good.

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

At March 1, 2000, backlog orders associated with the site-built construction business approximated $17.5 million, representing approximately five weeks production. The Company believes the relatively short time period associated with its backlog, in certain regions, provides a significant competitive advantage.

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

The Company currently has 75 facilities at 66 locations. These facilities are located in 25 U.S. states, two Canadian provinces, and one Mexican state, and are involved in either the engineer, manufacture, preservative treatment or distribution of lumber products, or a combination of these activities. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from 7 acres to 48 acres. Depending upon function and location, these facilities typically utilize office space between 1,500 and 5,000 square feet, manufacturing space between 10,000 and 105,000 square feet, treating space between 25,000 and 300,000 square feet, and covered storage ranging from 10,000 to 100,000 square feet.

The Company owns all of its properties, free from any significant mortgage or other encumbrance, except for 10 regional facilities which are leased. The Company believes that all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine litigation incidental to the ordinary conduct of its business, none of which would result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company, individually or in the aggregate, in the event of an adverse outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and positions of all of the Company's executive officers as of March 1, 2000. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

-----------------------------------------------------------------------------------------------------------
       Name          Age                         Position
-----------------------------------------------------------------------------------------------------------
Peter F. Secchia     62   Chairman of the Board, Universal Forest Products, Inc.
William G. Currie    52   Chief Exec. Officer and Vice Chair. of the Board, Universal Forest Products, Inc.
Michael B. Glenn     48   President and Chief Operating Officer, Universal Forest Products, Inc.
James H. Ward        56   President, Universal Forest Products Eastern Division, Inc.
Robert K. Hill       52   President, Universal Forest Products Western Division, Inc.
Gary A. Wright       52   President, Shoffner Industries, L.L.C.
C. Scott Greene      44   President Elect, Universal Forest Products Eastern Division, Inc.
Robert D. Coleman    45   Exec. Vice President Manufacturing, Universal Forest Products, Inc.
Philip E. Rogers     49   Exec. Vice Pres. National Sales and Marketing, Universal Forest Products, Inc.
Matthew J. Missad    39   Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole      33   Vice Pres. Finance and Acting Chief Financial Officer, Universal Forest
                          Products, Inc.
Carroll M. Shoffner  67   Chairman of the Board, Shoffner Industries, L.L.C.
Eric S. Maxey        41   Vice President of Administration, Universal Forest Products, Inc.
Jeff A. Higgs        45   Vice President, Universal Forest Products Western Division, Inc.
-----------------------------------------------------------------------------------------------------------


Peter F. Secchia, Chairman of the Board, began his service with the Company in 1962 and has been a director since 1967. Mr. Secchia served as President, Chief Executive Officer and Chairman of the Company from 1971 until 1989, when he was appointed U.S. Ambassador to Italy. Mr. Secchia completed his tenure as Ambassador on January 20, 1993, when he rejoined the Company as Chairman of the Board.

William G. Currie joined the Company in 1971. From 1983 to 1990, Mr. Currie was President of Universal Forest Products, Inc., and he was the President and Chief Executive Officer of The Universal Companies, Inc. from 1989 until the merger to form the Company in 1993. On January 1, 2000, Mr. Currie also became Vice Chairman of the Board of the Company.

Michael B. Glenn has been employed by the Company since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of the Company's Southwest operations, and on December 1, 1997, became President of the Universal Forest Products Western Division, Inc. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer of the Company.

James H. Ward joined the Company in 1972 as a regional salesman. From 1979 to 1987, he served as Vice President of the Company's Southern operations and was elected to Senior Vice President in June of 1987. Effective December 1, 1997, Mr. Ward was promoted to President of the Universal Forest Products Eastern Division, Inc.

Robert K. Hill has been with the Company since 1986. From 1989 to 1993, he served as Vice President of the Company's Far West operations, and in March of 1993 was elected Senior Vice President of those operations. On December 1, 1997, Mr. Hill became the Executive Vice President of Operations of the Universal Forest Products Western Division, Inc., and on January 1, 2000, became President of that Division.

Gary A. Wright, has been affiliated with the Company since March 30, 1998 at which time the Company acquired Shoffner Industries, Inc., with whom he had been employed since 1978. Mr. Wright currently serves as President of Shoffner Industries, L.L.C.

C. Scott Greene joined the Company in February of 1991 as Marketing Manager for the Universal Forest Products Southern Company. In November of 1996 he became General Manager of Operations for the Company's Florida Region, and in January of 1999 became Vice President of Marketing for the Company. Effective January 1, 2000, Mr. Greene was promoted to President Elect for the Universal Forest Products Eastern Division, Inc.

Robert D. Coleman, has been an employee of the Company since 1979. From 1986 to 1993, he served as Vice President of the Company's Atlantic Division, and was promoted to Senior Vice President of the Company's Midwest operations in September 1993. On December 1, 1997, Mr. Coleman became the Executive Vice President of Manufacturing of the Universal Forest Products Eastern Division, Inc. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing for the Company.

Philip E. Rogers, an employee of the Company since 1989, served as Vice President of Operations for the Universal Forest Products Southwest Company until November of 1997. At that time, Mr. Rogers became the Vice President of Sales, National Accounts Retail. Effective January 1, 1999, Mr. Rogers was promoted to Executive Vice President of National Sales and Marketing for the Company.

Matthew J. Missad has been employed by the Company since 1985. Mr. Missad has served as General Counsel and Secretary since December 1, 1987, and Vice President Corporate Compliance since August 1989. In February 1996, Mr. Missad was promoted to Executive Vice President of the Company.

Michael R. Cole, CPA, CMA, joined the Company in November of 1993. From 1988 to 1993, Mr. Cole served in various capacities with the international accounting firm of Deloitte & Touche, LLP. In January of 1997, Mr. Cole was promoted to Director of Finance for the Company, and on January 1, 2000 was made Vice President of Finance and Acting Chief Financial Officer of the Company.

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

                                     PART II

The following information items in this Part II, which are contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 25, 1999, are specifically incorporated by reference into this Form 10-K Report. Selected portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 25, 1999 are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999, under the caption "Price Range of Common Stock and Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999, under the caption "Five Year Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of a revolving credit facility and industrial development revenue bonds. The Company does not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it.

On December 25, 1999, the estimated fair value of the Company's long-term debt, including the current portion, was $147,383,000, which was $6,915,000 less than the carrying value. The estimated fair value is based on rates anticipated to be available to the Company for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999, under the following captions:

"Independent Auditors' Report"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, as filed with the Commission, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999:

      Independent Auditors' Report
      Consolidated Balance Sheets as of December 25, 1999 and December 26, 1998 Consolidated Statements of Earnings for the Years Ended December 25, 1999,
           December 26, 1998 and December 27, 1997
      Consolidated Statements of Shareholders' Equity for the Years Ended
           December 25, 1999, December 26, 1998 and December 27, 1997
      Consolidated Statements of Cash Flows for the Years Ended December 25,
           1999, December 26, 1998 and December 27, 1997
      Notes to Consolidated Financial Statements

      2. Financial Statement Schedules. All schedules required by this Form
10-K Report have been omitted because they were inapplicable, included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

       3. Exhibits. Reference is made to the Exhibit Index which is found on pages E-1 through E-3 of this Form 10-K Report.

(b)    No reports on Form 8-K were filed in the fourth quarter of 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 24, 2000         UNIVERSAL FOREST PRODUCTS, INC.



                               By:/s/ PETER F. SECCHIA
                                  ----------------------------------------------
                                  PETER F. SECCHIA, CHAIRMAN OF THE BOARD


                               and


                                  /s/ WILLIAM G. CURRIE
                                  ----------------------------------------------
                                  WILLIAM G. CURRIE, CHIEF EXECUTIVE OFFICER AND VICE CHAIRMAN OF THE BOARD


                               and


                                  /s/ MICHAEL R. COLE
                                  ----------------------------------------------
                                  MICHAEL R. COLE, VICE PRESIDENT OF FINANCE AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 24th day of March, 2000, by the following persons on behalf of the Company and in the capacities indicated.

       Each Director of the Company whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




/s/ PETER F. SECCHIA                         /s/ JOHN W. GARSIDE
-----------------------------------          -----------------------------------
PETER F. SECCHIA, DIRECTOR                   JOHN W. GARSIDE, DIRECTOR


/s/ WILLIAM G. CURRIE                        /s/ PHILIP M. NOVELL
-----------------------------------          -----------------------------------
WILLIAM G. CURRIE, DIRECTOR                  PHILIP M. NOVELL, DIRECTOR


/s/ RICHARD M. DEVOS                         /s/ LOUIS A. SMITH
-----------------------------------          -----------------------------------
RICHARD M. DEVOS, DIRECTOR                   LOUIS A. SMITH, DIRECTOR



/s/ JOHN C. CANEPA                           /s/ CARROLL M. SHOFFNER
-----------------------------------          -----------------------------------
JOHN C. CANEPA, DIRECTOR                     CARROLL M. SHOFFNER, DIRECTOR

EXHIBIT NO.            DESCRIPTION

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

EXHIBIT NO.            DESCRIPTION

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

10(i)(1)      Revolving Credit Agreement dated November 13, 1998 was filed as
              Exhibit 10(i)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

10(j)(1) Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 25, 1999.

21            List of Registrant's subsidiaries.

23            Consent of Deloitte & Touche LLP.

27            Financial Data Schedule.

------------------

*Indicates a compensatory arrangement.