Form 10-Q
period 2000-03-25
UNIVERSAL FOREST PRODUCTS INC
filed 2000-05-05
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2000
                                                 --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            Michigan                                          38-1465835
   ---------------------------------                   -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)


  2801 East Beltline NE, Grand Rapids, Michigan                  49525
  ---------------------------------------------                 --------
  (Address of principal executive offices)                     (Zip Code)


    Registrant's telephone number, including area code (616) 364-6161
                                                       --------------

                                      NONE
               --------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                          Outstanding as of May 1, 2000
    -----------------------------             -----------------------------
    Common stock, no par value                         20,123,163

================================================================================

                                      INDEX


                                                                                                           PAGE NO.
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 25, 2000
                     and December 25, 1999.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 25, 2000 and March 27, 1999.                                           4

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Three Months Ended March 25, 2000 and March 27, 1999.                                     5

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 25, 2000 and March 27, 1999.                                           6

                 Notes to Consolidated Condensed Financial Statements.                                        7-9

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    10-18

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   19


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                                       20

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index.                                                                       22

                 (b) No reports were filed on Form 8-K during the three months ended March 25, 2000.

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(In thousands, except share data.)

                                                                                    March 25,     December 25,
                                                                                      2000           1999
                                                                                  ------------    -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      2,405    $     4,106
     Accounts receivable (net of allowance for doubtful accounts of
       $1,626 and $1,379).......................................................       107,051         70,012
     Inventories:
          Raw materials.........................................................        54,275         44,722
          Finished goods........................................................       105,354         86,813
                                                                                  ------------    -----------
                                                                                       159,629        131,535
     Other current assets.......................................................         7,231          9,853
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       276,316        215,506

OTHER ASSETS....................................................................        10,988         10,836
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................        92,424         93,183

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment, at cost.....................................       229,170        222,742
     Accumulated depreciation and amortization..................................       (76,738)       (73,629)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       152,432        149,113
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    532,160    $   468,638
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      1,428    $     1,520
     Accounts payable...........................................................        69,359         46,621
     Accrued liabilities:
          Compensation and benefits.............................................        17,457         32,491
          Other ................................................................         9,311          3,148
     Current portion of long-term debt and capital lease obligations............         7,277          7,402
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       104,832         91,182

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................       191,702        146,896
DEFERRED INCOME TAXES...........................................................         8,398          8,398
OTHER LIABILITIES...............................................................         8,264          7,600
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       313,196        254,076

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 20,060,181 and 20,212,385...............................        20,060         20,212
     Additional paid-in capital.................................................        78,709         78,625
     Retained earnings..........................................................       119,519        115,327
     Accumulated other comprehensive earnings...................................         1,187          1,033
                                                                                  ------------    -----------
                                                                                       219,475        215,197
     Officers' stock notes receivable...........................................          (511)          (635)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       218,964        214,562
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    532,160    $   468,638
                                                                                  ============    ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(In thousands, except per share data.)

                                                                                           Three Months Ended
                                                                                    ---------------------------
                                                                                      March 25,       March 27,
                                                                                        2000            1999
                                                                                     -----------     ----------

NET SALES..........................................................................  $   304,072     $  300,180

COST OF GOODS SOLD.................................................................      263,661        260,423
                                                                                     -----------     ----------

GROSS PROFIT.......................................................................       40,411         39,757

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES..........................................................       27,318         28,385
                                                                                     -----------     ----------

EARNINGS FROM OPERATIONS...........................................................       13,093         11,372

INTEREST, NET:
     Interest expense..............................................................        3,168          2,919
     Interest income...............................................................          (86)          (149)
                                                                                     -----------     ----------
                                                                                           3,082          2,770
                                                                                     -----------     ----------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
  AND EQUITY IN EARNINGS OF INVESTEE...............................................       10,011          8,602

INCOME TAXES.......................................................................        3,953          3,355
                                                                                     -----------     ----------

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN
  EARNINGS OF INVESTEE.............................................................        6,058          5,247

MINORITY INTEREST..................................................................          (23)           (81)

EQUITY IN EARNINGS OF INVESTEE.....................................................           46            195
                                                                                     -----------     ----------

NET EARNINGS.......................................................................  $     6,081     $    5,361
                                                                                     ===========     ==========


EARNINGS PER SHARE - BASIC.........................................................  $      0.30     $     0.26

EARNINGS PER SHARE - DILUTED.......................................................  $      0.30     $     0.25

WEIGHTED AVERAGE SHARES  OUTSTANDING...............................................       20,135         20,710

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS................................................................       20,524         21,415

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(In thousands, except share data.)                                                 Accumulated   Officers'
                                                       Additional                     Other       Stock
                                           Common       Paid-In     Retained      Comprehensive   Notes
                                           Stock        Capital     Earnings         Earnings   Receivable    Total
                                        ----------   ----------    ----------     ------------- ----------  ----------


BALANCE AS OF 12/25/99................  $   20,212   $   78,625    $ 115,327      $   1,033      ($   635)  $  214,562

    Comprehensive earnings:
      Net earnings....................                                 6,081
      Foreign currency translation
        adjustment....................                                                  154
    Total comprehensive earnings......                                                                           6,235

    Issuance of 7,296 shares..........           7           84                                                     91

    Repurchase of 159,500 shares......        (159)                   (1,889)                                   (2,048)

    Payments received on officers'
      stock notes receivable..........                                                                124          124
                                        ----------   ----------    ---------      ---------      --------   ----------

BALANCE AS OF 3/25/00.................  $   20,060   $   78,709    $ 119,519      $   1,187      ($   511) $   218,964



BALANCE AS OF 12/26/98................  $   20,710   $   77,526    $  95,221      ($  1,072)     ($   802)  $  191,583

    Comprehensive earnings:
      Net earnings....................                                 5,361
      Foreign currency translation
        adjustment....................                                                  303
    Total comprehensive earnings......                                                                           5,664

    Issuance of 5,237 shares..........           6           92                                                     98

    Repurchase of 50,000 shares.......         (50)                     (887)                                     (937)

    Payments received on officers'
      stock notes receivable..........                                                                153          153
                                        ----------   ----------    ---------      ---------      --------   ----------

BALANCE AS OF 3/27/99.................  $   20,666   $   77,618    $  99,695      ($    769)     ($   649)  $  196,561




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(In thousands.)

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                      March 25,      March 27,
                                                                                        2000           1999
                                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $      6,081   $      5,361
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................         3,830          3,571
     Amortization of non-compete agreements and goodwill..........................           791            821
     (Gain) loss on sale of property, plant and equipment.........................           (88)            17
     Changes in:
       Accounts receivable........................................................       (37,040)       (29,767)
       Inventories................................................................       (28,095)       (40,314)
       Accounts payable...........................................................        22,737         21,755
       Accrued liabilities and other..............................................        (5,089)        (3,109)
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................       (36,873)       (41,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment........................................        (7,271)        (9,746)
Proceeds from sale of property, plant and equipment...............................           209
Other.............................................................................          (261)           831
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................        (7,323)        (8,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.......................................................          (379)          (836)
Proceeds from issuance of long-term debt..........................................         1,949         20,300
Net borrowings under revolving credit facilities and notes payable................        42,908         33,262
Proceeds from issuance of common stock............................................            65             60
Repurchase of common stock........................................................        (2,048)          (937)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................        42,495         51,849
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................        (1,701)         1,269

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................         4,106            920
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      2,405   $      2,189
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest.....................................................................  $        611   $        455
     Income taxes.................................................................        (2,913)        (1,439)

NON-CASH FINANCING ACTIVITIES:
Accounts receivable exchanged for a note receivable...............................  $        441




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned and majority-owned subsidiaries and partnerships (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated. The equity method of accounting has been used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise a significant influence.

       In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, and changes in shareholders' equity of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the consolidated financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 25, 1999.

       Certain reclassifications have been made to the Financial Statements for 1999 to conform to the classifications used in 2000.

B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                                          Three Months Ended 03/25/00           Three Months Ended 03/27/99
                                      ----------------------------------     ----------------------------------
                                                                   Per                                    Per
                                         Income       Shares      Share        Income        Shares      Share
                                      (Numerator) (Denominator)   Amount     (Numerator) (Denominator)   Amount
                                      ----------- -------------   ------     ----------- -------------   ------


       NET EARNINGS...................  $   6,081                             $   5,361

       EPS - BASIC
       Income available to
         common stockholders..........      6,081       20,135     $0.30          5,361       20,710     $0.26
                                                                   =====                                 =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     389                                   705
                                                     ---------                              --------

       EPS - DILUTED
       Income available to common
         stockholders and assumed
         options exercised............  $   6,081       20,524     $0.30      $   5,361       21,415     $0.25
                                        =========    =========     =====      =========     ========     =====

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       Options to purchase 664,362 shares of common stock at exercise prices ranging from $13.18 to $36.01 were outstanding at March 25, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

C.     STOCK OPTIONS AND STOCK-BASED COMPENSATION

       Options to purchase 40,000 and 60,000 shares were granted in the three months ended March 25, 2000 and March 27, 1999, respectively, at exercise prices which exceeded the market price on the date of grant. Weighted-average exercise prices were $21.56 and $29.31 for options granted in the three month periods ended March 25, 2000 and March 27, 1999, respectively.

       As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB Opinion No. 25 which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted in the first quarter of 2000 and the first quarter of 1999 been determined under the fair value based method defined in SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                                                Three Months Ended
                                      --------------------------------------
                                           March 25,          March 27,
                                              2000               1999
                                      -----------------  -------------------
           Net Earnings:
                As Reported.........         $6,081             $5,361
                Pro Forma...........          5,933              5,306

           EPS - Basic:
                As Reported.........          $0.30              $0.26
                Pro Forma...........          $0.29              $0.26

           EPS - Diluted:
                As Reported.........          $0.30              $0.25
                Pro Forma...........          $0.29              $0.25

       The fair value of each option granted in the three months ended March 25, 2000 and March 27, 1999 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                                  2000
                                                                  ----
                      Risk Free Interest Rate.............        6.20%
                      Expected Life.......................    5.7 years
                      Expected Volatility.................       27.17%
                      Expected Dividend Yield.............        0.40%

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       Stock option activity for the three months ended March 25, 2000 is as follows:

                                                                          Shares of           Weighted-
                                                                       Common Stock             Average
                                                                    Attributable to      Exercise Price
                                                                            Options          of Options
                                                                -------------------   -----------------

           Outstanding on December 25, 1999                               1,317,515              $12.66
           Granted                                                          355,964              $13.58
           Exercised                                                              0                 n/a
           Forfeited                                                        (70,065)             $16.42
           ------------------------------------------           -------------------
           Outstanding on March 25, 2000                                  1,603,414              $12.72
                                                                ===================

       The following table summarizes information concerning options on March 25, 2000 (there are no options exercisable at March 25, 2000):

                                                                                    Weighted-Average Remaining
           Range of Exercise Prices                  Number Outstanding                       Contractual Life
           ------------------------                  ------------------             --------------------------

           $4.25 - $10.00                                       652,500                                   3.31
           $10.01 - $25.00                                      840,914                                   5.00
           $25.01 - $36.01                                      110,000                                  11.27
                                                             ----------
                                                              1,603,414
                                                             ==========

D.     SUBSEQUENT EVENTS

       On March 29, 2000, the Company and Aljoma Lumber, Inc. announced its intention to acquire certain assets of Aljoma Lumber, Inc. The proposed transaction is subject to certain conditions, including the execution of a definitive agreement, completion of normal due diligence and approval of the Board of Directors. With plants located in Medley, Florida and Ponce, Puerto Rico, Aljoma Lumber is a leading supplier of pressure treated lumber and specialty wood products to South Florida and Carribean markets.

       On April 12, 2000, the Company announced its intention to acquire the lumber treating facilities of Walker-Williams Lumber Company located in Youngstown, OH; Blanchester, OH; and Westville, IN. The proposed transaction is subject to certain conditions, including the execution of a definitive agreement, completion of normal due diligence and approval of the Board of Directors.

       On April 17, 2000, the Company acquired fifty percent of the stock of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. in exchange for $3.1 million. The terms of the agreement allow for the remaining fifty percent of the stock to be sold to the Company in 2001. Thorndale Roof Systems, Inc. manufactures engineered roof trusses for residential and light commercial building applications. Edcor Floor Systems, Inc. is a licensed manufacturer of the patented Open Joist(TM) web floor truss system. Located in London, Ontario, Canada, both companies service Ontario, Eastern Michigan and Northern Ohio, including the major markets of Detroit and Toronto.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                  RISK FACTORS

       Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs and assumptions of management of the Company together with information available to the Company when the statements were made. Future results could differ materially from those included in such forward- looking statements as a result of, among other things, the factors set forth below and certain economic and business factors which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Lumber Market Volatility:

       The Company experiences significant fluctuations in the cost of commodity lumber products from primary producers. A variety of factors over which the Company has no control, including government regulations, environmental regulations, weather conditions, economic conditions and natural disasters, impact the cost of lumber products and the Company's selling prices. The Company attempts to minimize its risk from severe price fluctuations. However, prolonged trends in lumber prices can affect the Company's financial results. The Company anticipates that price fluctuations will continue in the future. The Company relies on the Random Lengths composite price (see "Fluctuations in Lumber Prices"), which is a weighted average of nine key framing lumber prices chosen from major producing areas and species, as a broad measure of price movement in the commodity lumber market ("Lumber Market").

Competition:

       The Company is subject to competitive selling and pricing pressures in its major markets. While the Company is generally aware of its existing competitors' capabilities, it is subject to entry in its markets by new competitors, which could negatively impact financial results.

Market Growth:

       The Company's sales growth is dependent, in part, upon growth of the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired. Certain segments of the manufactured housing industry served by the Company have an oversupply of product. The Company has planned for a modest reduction in sales and production, but if the manufactured housing industry enters into a prolonged downturn, it could adversely affect the Company's operating results.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Economic Trends:

       Management believes the Company's ability to achieve growth in sales and margins to the site-built construction market is somewhat dependent on housing starts. If housing starts decline significantly, the Company's financial results could be impacted.

Business Combinations:

       A key component of the Company's growth strategy is to complete business combinations. Business combinations involve inherent risks, including assimilation and successfully managing growth. While the Company conducts extensive due diligence and has taken steps to ensure successful assimilation, factors beyond the Company's control could influence the results of these acquisitions.

Consolidation:

       The Company, like most companies, is witnessing consolidation by its customers. These consolidations will result in a larger portion of the Company's sales being made to some customers. Consolidation may limit the number of customers the Company is able to serve.

Government Regulations:

       The Company is subject to a variety of government regulations which create a financial burden on the Company. If additional laws and regulations are enacted in the future, or if existing laws are interpreted differently, it could increase the financial cost to the Company.

Weather Conditions:

       The majority of the Company's products are used in outdoor construction activities, therefore its sales volume and profits can be negatively affected by adverse weather conditions. In addition, adverse weather conditions can negatively impact its productivity and costs per unit.

Seasonality:

       Some aspects of the Company's business are seasonal in nature and results of operations vary from quarter to quarter. The Company's treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk. Treated lumber sales are generally at their highest levels between the months of April through August. This sales peak, combined with capacity constraints in the wood treatment process, requires the Company to build its inventory of treated lumber throughout the winter and spring. Since sales prices of treated lumber products are generally indexed to the Lumber Market at the time they are

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


shipped, the Company's profits can be negatively affected by prolonged declines in the Lumber Market during its primary selling season. To mitigate this risk, programs are maintained with certain vendors and customers that are intended to decrease the Company's exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market. Vendor programs also allow the Company to carry a lower investment in inventories.

E-Business/E-Commerce:

       While the Company has invested heavily in technology and established electronic business-to- business efficiencies with certain customers and vendors, the willingness of customers and vendors to modify existing distribution strategies poses a potential risk. The Company believes the nature of its products, together with the value-added services the Company provides, ensure that it has a solid position in the supply chain.

When analyzing this report to assess the future performance of the Company, please recognize the potential impact of the various factors set forth above.


                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the three months ended March 25, 2000 and March 27, 1999:

                                                     Random Lengths Composite
                                                         Average $/MBF
                                                     ------------------------
                                                            2000        1999
                                                            ----        ----
                  January............................       $386        $370
                  February...........................        385         386
                  March..............................        382         394

                  First quarter average..............       $384        $383

                  First quarter percentage
                    increase from 1999...............       0.3%

       In addition, a SYP composite price, prepared and used by the Company, is presented below. Sales of products produced using this species comprise up to fifty percent of the Company's sales volume.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                                     Random Lengths SYP
                                                        Average $/MBF
                                                        -------------
                                                         2000    1999
                                                         ----    ----
                  January............................    $488    $471
                  February...........................     490     497
                  March..............................     494     513

                  First quarter average..............    $491    $494

                  First quarter percentage
                      decrease from 1999.............   -0.6%

       The effects of the Lumber Market on the Company's results of operations are discussed below under the captions "Net Sales" and "Cost of Goods Sold and Gross Profit."


                              RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the components of the Company's Consolidated Condensed Statement of Earnings as a percentage of net sales.

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                 March 25, 2000        March 27, 1999
                                                                 --------------        --------------

Net sales...................................................          100.0%                100.0%
Cost of goods sold..........................................           86.7                  86.7
                                                                     ------                ------

Gross profit................................................           13.3                  13.3
Selling, general, and administrative expenses...............            9.0                   9.5
                                                                     ------                ------

Earnings from operations....................................            4.3                   3.8
Interest, net...............................................            1.0                   0.9
                                                                     ------                ------

Earnings before income taxes, minority interest
and equity in earnings of investee..........................            3.3                   2.9
Income taxes................................................            1.3                   1.1
                                                                     ------                ------

Earnings before minority interest and equity
in earnings of investee.....................................            2.0                   1.8
Minority interest...........................................            0.0                   0.0
Equity in earnings of investee..............................            0.0                   0.0
                                                                     ------                ------

Net earnings................................................            2.0%                  1.8%
                                                                     ======                ======

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


NET SALES

       The Company engineers, manufactures, treats and distributes lumber and other building products to the do-it-yourself ("DIY"), manufactured housing, wholesale lumber, industrial and conventional site-built construction markets. The Company's strategic sales objectives include:

- Diversifying the Company's end market sales mix by increasing its sales of specialty wood packaging to industrial users and engineered wood products to the site-built construction market. Engineered wood products include roof trusses, wall panels and engineered floor systems.

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY market; specialty wood packaging; and engineered wood products. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%. Although the Company considers the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included as a component of value-added sales.

- Maximizing profitable top-line sales growth while increasing DIY market share.

-   Maintaining manufactured housing market share.

       In order to measure its progress toward attaining these objectives, management analyzes the following financial data:

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                      For the Three Months Ended
                                      --------------------------
                                  March 25,             March 27,
Market Classification               2000        %         1999        %
---------------------             --------   ------     --------   ------

DIY............................   $134,280    44.2%     $120,177    40.2%
Manufactured Housing...........     78,182    25.7        96,258    32.0
Site-Built Construction........     48,615    16.0        47,507    15.8
Industrial.....................     26,380     8.7        20,136     6.6
Wholesale Lumber...............     16,615     5.4        16,102     5.4
                                  --------   ------     --------   ------
Total..........................   $304,072   100.0%     $300,180   100.0%
                                  ========   ======     ========   ======

       The following table estimates, for the periods indicated, the Company's percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

                                                                   % Change
                                                 -----------------------------------------------
                                                 in Sales      in Selling Prices      in Units
                                                 --------      -------------------    ----------

First quarter 2000 versus 1999..............         +1%                +0%                    +1%
First quarter 1999 versus 1998..............        +26%                -6%                   +32%

       The Company estimates that its net sales increase was attributable to overall increases in units sold in the first quarter of 2000 compared to 1999. The Lumber Market was flat on average during the same period.

       The following table presents, for the periods indicated, the Company's percentage of value-added and commodity-based sales to total sales.

                                          For the Three Months Ended
                                      ----------------------------------
                                      March 25, 2000      March 27, 1999
                                      --------------      --------------

Value-Added...........................     40.9%              41.0%
Commodity-Based.......................     59.1%              59.0%

       This ratio remained substantially unchanged from the first quarter of 1999 as a decline in sales of trusses to the manufactured housing market was offset by an increase in sales of engineered wood products and fencing.

DIY:

       Net sales to the DIY market increased approximately $14.1 million, or 11.7%, in the first quarter of 2000 compared to the same period of 1999. This increase is primarily due to an increase in unit sales to the Company's largest customer. This sales increase was partially offset by a reduction in sales to three national customers.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Manufactured Housing:

       Net sales to the manufactured housing market decreased approximately $18.1 million, or 18.8%, in the first quarter of 2000 compared to the same period of 1999, primarily due to a decrease in unit sales to certain large customers. These customers continued to reduce production in the first quarter of 2000 due to an oversupply of finished homes at the retail level. The industry expects this situation to continue for the remainder of the year.

Site-Built Construction:

       Net sales to the site-built construction market increased approximately $1.1 million, or 2.3%, in the first quarter of 2000 compared to the same period of 1999. This increase is due to sales from several new facilities which opened after the first quarter of 1999, offset by a decline in sales due to adverse weather conditions in the Mid-Atlantic states in the first quarter of 2000.

Industrial:

       Net sales to the industrial market increased approximately $6.2 million, or 31.0%, in the first quarter of 2000 compared to the same period of 1999. This increase was primarily due to increased market share in several regions due to continued focus on growth, combined with the effects of redirecting sales efforts and manufacturing capacity at certain plants as a result of the downturn in the manufactured housing market.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased slightly in the first quarter of 2000 compared to the same period of 1999. This increase was primarily due to increased sales of certain higher margin products relative to total sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses decreased approximately $1.1 million, or 3.8%, comparing the first quarter of 2000 to the same period of 1999 primarily due to a reduction in research and development related costs.

INTEREST, NET

       Net interest costs increased approximately $0.3 million comparing the first quarter of 2000 to the same period of 1999. This increase is primarily due to a higher average debt balance as a result of increased working capital requirements, combined with an increase in short-term, variable borrowing rates.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


INCOME TAXES

       The Company's effective tax rate was 39.5% in the first quarter of 2000 compared to 39.0% in the same period of 1999. Effective tax rates differ from statutory federal income tax rates, primarily due to:

-      Provisions for state and local income taxes.

-      Permanent tax differences.

       This increase is primarily due to an estimated increase in state and local income taxes which can vary from year to year based on changes in income generated by the Company in each of the states in which it operates.


                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows used in operating activities for the first quarter of 2000 totaled approximately $36.9 million compared to $41.7 million in the same period of 1999. This improvement was primarily due to a change in the Company's buying practices for certain inventory from December of 1999 through March of 2000 compared to the same period of the prior year. This positive cash flow effect related to inventory was offset by an increase in accounts receivable resulting from strong sales in March of 2000.

       Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of its working capital management. The Company's cash cycle increased to 52 days in the first quarter of 2000 from 49 days in the first quarter of 1999, primarily due to a change in inventory buying practices on certain products, offset by the effect of obtaining extended terms from certain vendors.

       Capital expenditures totaled $7.3 million in the first quarter of 2000 compared to $9.7 million in the same period of 1999. The decrease was primarily due to higher capital expenditures related to new facilities and an investment in a fractional ownership of an airplane in 1999. The Company expects to spend between $20 million and $25 million on capital expenditures for the balance of 2000, which includes outstanding purchase commitments on capital projects totaling approximately $6.8 million on March 25, 2000. The Company intends to satisfy these commitments utilizing its revolving credit facility.

       In April of 2000, the Company announced its intention to acquire certain operating assets of lumber treating facilities located in Youngstown, OH; Blanchester, OH; and Westville, IN from Walker-Williams Lumber Company, and two combination lumber treating and remanufacturing facilities

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


located in Medley, FL and Ponce, Puerto Rico from Aljoma Lumber, Inc. Completion of each transaction is subject to normal due diligence and Board approval. In addition, on April 17, 2000, the Company acquired fifty percent of the outstanding shares of ECJW Holdings, Inc. of London, Ontario, and its wholly-owned subsidiaries, Thorndale Roof Systems and Edcor Floor Systems. The terms of the agreement allow for the remaining fifty percent to be sold to the Company in 2001. The Company plans to use its revolving credit facility to finance each transaction. On March 25, 2000, the Company had $54.8 million outstanding on its $175 million revolving credit facility.

       Cash flows provided by financing activities decreased to $42.5 million in the first quarter of 2000 from $51.8 million in the same period of 1999, primarily due to the increase in operating cash flow discussed above.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

       The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of monitoring or remediation activities. As of May 1, 2000, the Company owns and/or operates nineteen wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remediation activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

       The Company has accrued, in other long-term liabilities, amounts totaling $2.3 million on March 25, 2000 and March 27, 1999 for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

                         UNIVERSAL FOREST PRODUCTS, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities in the first quarter not registered under the Securities Act.

                                      Date of      Class of     Number                             Consideration
                                       Sale         Stock      of Shares    Purchasers              Exchanged
                                       ----         -----      ---------    ----------              ---------

Stock Gift Program                   Various        Common            50    Eligible persons         None

Directors' Stock Grant Program       01/04/00       Common         1,700    Directors                Director
                                                                                                     services

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNIVERSAL FOREST PRODUCTS, INC.



Date:  May 5, 2000          By:  /s/ William G. Currie
      --------------------       -----------------------------------------------
                                 William G. Currie
                            Its: Vice Chairman of the Board and Chief Executive
                                 Officer




Date:  May 5, 2000          By:  /s/ Michael R. Cole
      --------------------       -----------------------------------------------
                                 Michael R. Cole
                            Its: Vice President of Finance and Acting Chief
                                 Financial Officer

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX


Exhibit No.      Description                                      Page No.

27.1QTR00        Financial Data Schedule                             23