Form 10-Q
period 2000-06-24
UNIVERSAL FOREST PRODUCTS INC
filed 2000-08-04
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-22684
                                                -------

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                                          38-1465835
    -----------------------------------                  -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)


    2801 East Beltline NE, Grand Rapids, Michigan                 49525
    ---------------------------------------------             ------------
    (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------


                                      NONE
                     ---------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                       Outstanding as of August 1, 2000
   -----------------------------------     --------------------------------
   Common stock, no par value                         20,127,586

================================================================================

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at June 24, 2000
                     and December 25, 1999.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Six Months Ended June 24, 2000 and June 26, 1999.                                         4

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Six Months Ended June 24, 2000 and June 26, 1999.                                        5-6

                 Consolidated Condensed Statements of Cash Flows for the Six
                     Months Ended June 24, 2000 and June 26, 1999.                                             7

                 Notes to Consolidated Condensed Financial Statements.                                        8-12

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    13-22

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   23


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                                       24

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders.                                         25

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index.                                                                       27

                 (b) No reports were filed on Form 8-K during the six months ended June 24, 2000.


                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(in thousands, except share data)

                                                                                     June 24,      December 25,
                                                                                       2000            1999
                                                                                  --------------  --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      2,748    $     4,106
     Accounts receivable (net of allowance for doubtful accounts of
       $1,450 and $1,379).......................................................       119,044         70,012
     Inventories:
          Raw materials.........................................................        49,561         44,722
          Finished goods........................................................        96,207         86,813
                                                                                  ------------    -----------
                                                                                       145,768        131,535
     Other current assets.......................................................         7,005          9,853
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       274,565        215,506

OTHER ASSETS....................................................................        11,304         10,836
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................       107,372         93,183

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       245,423        222,742
     Accumulated depreciation and amortization..................................       (80,433)       (73,629)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       164,990        149,113
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    558,231    $   468,638
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      2,278    $     1,520
     Accounts payable...........................................................        71,335         46,621
     Accrued liabilities:
          Compensation and benefits.............................................        24,686         32,491
          Other ................................................................        11,790          3,148
     Current portion of long-term debt and capital lease obligations............         7,058          7,402
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       117,147         91,182

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................       191,619        146,896
DEFERRED INCOME TAXES...........................................................         8,566          8,398
OTHER LIABILITIES...............................................................         9,506          7,600
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       326,838        254,076

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 20,183,689 and 20,212,385...............................        20,184         20,212
     Additional paid-in capital.................................................        79,700         78,625
     Retained earnings..........................................................       131,608        115,327
     Accumulated other comprehensive earnings...................................         1,175          1,033
                                                                                  ------------    -----------
                                                                                       232,667        215,197
     Officers' stock notes receivable...........................................        (1,274)          (635)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       231,393        214,562
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    558,231    $   468,638
                                                                                  ============    ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)

                                                       Three Months Ended                 Six Months Ended
                                                  ------------------------------    -----------------------------
                                                     June 24,        June 26,         June 24,        June 26,
                                                       2000            1999             2000            1999
                                                  --------------- --------------    -------------  --------------

NET SALES     ...................................  $  431,578     $  446,751        $  735,650     $  746,931

COST OF GOODS SOLD...............................     374,280        392,691           637,941        653,114
                                                   ----------     ----------        ----------     ----------

GROSS PROFIT.....................................      57,298         54,060            97,709         93,817

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................      32,045         29,962            59,363         58,347
                                                   ----------     ----------        ----------     ----------

EARNINGS FROM OPERATIONS.........................      25,253         24,098            38,346         35,470

INTEREST, NET:
     Interest expense............................       3,607          3,318             6,775          6,237
     Interest income.............................        (160)          (155)             (246)          (304)
                                                   ----------     ----------        ----------     ----------
                                                        3,447          3,163             6,529          5,933
                                                   ----------     ----------        ----------     ----------

EARNINGS BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY IN
  EARNINGS (LOSS) OF INVESTEE....................      21,806         20,935            31,817         29,537

INCOME TAXES.....................................       8,563          8,459            12,516         11,814
                                                   ----------     ----------        ----------     ----------

EARNINGS BEFORE MINORITY
  INTEREST AND EQUITY IN EARNINGS
  (LOSS) OF INVESTEE.............................      13,243         12,476            19,301         17,723

MINORITY INTEREST................................        (307)           (53)             (330)          (134)

EQUITY IN EARNINGS (LOSS)
  OF INVESTEE....................................         (19)           325                27            520
                                                   ----------     ----------        ----------     ----------

NET EARNINGS.....................................  $   12,917     $   12,748        $   18,998     $   18,109
                                                   ==========     ==========        ==========     ==========


EARNINGS PER SHARE - BASIC.......................  $     0.64     $     0.61        $     0.94     $     0.87

EARNINGS PER SHARE - DILUTED.....................  $     0.63     $     0.60        $     0.93     $     0.85

WEIGHTED AVERAGE SHARES
  OUTSTANDING....................................      20,144         20,745            20,140         20,727

WEIGHTED AVERAGE SHARES
  OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS..............................      20,501         21,291            20,513         21,353

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


(in thousands, except share data)

                                                                                 Accumulated     Officers'
                                                     Additional                     Other          Stock
                                           Common      Paid-In     Retained     Comprehensive      Notes
                                           Stock       Capital     Earnings        Earnings     Receivable        Total
                                        ------------ -----------  -----------   --------------  -----------   -------------

BALANCE AS OF 12/25/99................  $   20,212   $   78,625   $  115,327      $    1,033      ($   635)   $  214,562

    Comprehensive earnings:
      Net earnings....................                                 6,081
      Foreign currency translation
        adjustment....................                                                   154
    Total comprehensive earnings......                                                                            6,235

    Issuance of 7,296 shares..........           7           84                                                      91

    Repurchase of 159,500 shares......        (159)                   (1,889)                                    (2,048)

    Payments received on officers'
      stock notes receivable..........                                                                 124          124
                                        ----------   ----------   ----------      -----------     --------    ---------

BALANCE AS OF 03/25/00................  $   20,060   $   78,709   $  119,519      $    1,187      ($   511)   $ 218,964

    Comprehensive earnings:
      Net earnings....................                                12,917
      Foreign currency translation
        adjustment....................                                                   (12)
    Total comprehensive earnings......                                                                           12,905

    Dividends paid....................                                  (808)                                      (808)

    Issuance of 65,132 shares.........          65          251                                                     316

    Repurchase of 2,000 shares........          (2)                      (20)                                       (22)

    Issuance of officers' stock
      notes receivable................          61          740                                       (801)           0

    Payments received on officers'
      stock notes receivable..........                                                                  38           38
                                        ----------   ----------   ----------      -----------     --------    ---------

BALANCE AS OF 06/24/00................  $   20,184   $   79,700   $  131,608      $    1,175      ($ 1,274)   $ 231,393
                                        ==========   ==========   ==========      ==========      =========   =========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(in thousands, except share data)

                                                                                 Accumulated     Officers'
                                                     Additional                      Other         Stock
                                           Common      Paid-In     Retained     Comprehensive      Notes
                                            Stock      Capital     Earnings        Earnings     Receivable        Total
                                        ------------ -----------  -----------   --------------  -----------   -------------
BALANCE AS OF 12/26/98................  $   20,710   $   77,526   $   95,221      ($   1,072)     ($   802)   $  191,583

    Comprehensive earnings:
      Net earnings....................                                 5,361
      Foreign currency translation
        adjustment....................                                                   303
    Total comprehensive earnings......                                                                            5,664

    Issuance of 5,237 shares..........           6           92                                                      98

    Repurchase of 50,000 shares.......         (50)                     (887)                                      (937)

    Payments received on officers'
      stock notes receivable..........                                                                 153          153
                                        ----------   ----------   -----------     ----------      --------    ---------

BALANCE AS OF 3/27/99.................  $   20,666   $   77,618   $   99,695      ($     769)     ($   649)   $ 196,561

    Comprehensive earnings:
      Net earnings....................                                12,748
      Foreign currency translation
        adjustment....................                                                   512
    Total comprehensive earnings......                                                                           13,260

    Dividends paid....................                                  (728)                                      (728)

    Issuance of 164,743 shares........         164          560                                                     724

    Repurchase of 57,201 shares.......         (57)                   (1,071)                                    (1,128)

    Payments received on officers'
      stock notes receivable..........                                                                  12           12
                                        ----------   ----------   ----------      -----------     --------    ---------

BALANCE AS OF 6/26/99.................  $   20,773   $   78,178   $  110,644      ($     257)     ($   637)   $ 208,701
                                        ==========   ==========   ==========      ===========     =========   =========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                           Six Months Ended
                                                                                    ------------------------------
                                                                                       June 24,         June 26,
                                                                                         2000             1999
                                                                                    -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     18,998   $     18,109
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................         7,862          7,535
     Amortization of non-compete agreements and goodwill..........................         1,639          1,592
     (Gain) loss on sale of property, plant and equipment.........................             5            (89)
     Changes in:
       Accounts receivable........................................................       (40,083)       (49,494)
       Inventories................................................................        (9,577)       (27,861)
       Accounts payable...........................................................        23,647         26,462
       Accrued liabilities and other..............................................         3,209          5,690
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................         5,700        (18,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment........................................       (15,623)       (21,153)
Business acquisitions, net of cash received.......................................       (32,386)
Proceeds from sale of property, plant and equipment...............................           440          1,633
Other.............................................................................          (520)         1,405
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (48,089)       (18,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.......................................................        (7,181)        (7,736)
Proceeds from issuance of long-term debt..........................................         1,937         20,306
Net borrowings under revolving credit facilities and notes payable................        48,774         26,131
Cash dividends paid...............................................................          (808)          (728)
Proceeds from issuance of common stock............................................           379            784
Repurchase of common stock........................................................        (2,070)        (2,065)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................        41,031         36,692
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................        (1,358)           521

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................         4,106            920
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      2,748   $      1,441
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      6,117   $      6,111
     Income taxes.................................................................         3,359          4,800

NON-CASH FINANCING ACTIVITIES:
Stock exchanged for note receivable...............................................  $        801

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

B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                                           Three Months Ended 6/24/00            Three Months Ended 6/26/99
                                      -------------------------------------  -------------------------------------
                                                                    Per                                     Per
                                        Income         Shares      Share         Income        Shares      Share
                                       (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)  Amount
                                      ------------  -------------  ------    ------------  -------------  ------
       NET EARNINGS...................    $12,917                               $12,748


       EPS - BASIC
       Income available to
         common stockholders..........     12,917       20,144     $0.64         12,748       20,745      $0.61
                                                                   =====                                  =====


       EFFECT OF DILUTIVE SECURITIES
       Options........................                     357                                   546
                                                       -------                               -------


       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $12,917       20,501     $0.63       $12,748        21,291      $0.60
                                         ========      =======     =====      ========       =======      =====

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                            Six Months Ended 6/24/00              Six Months Ended 6/26/99
                                      ------------------------------------  -------------------------------------
                                                                    Per                                    Per
                                         Income       Shares       Share        Income         Shares     Share
                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)  Amount
                                      -----------  -------------   ------     -----------  -------------  ------
       NET EARNINGS...................    $18,998                               $18,109

       EPS - BASIC
       Income available to
         common stockholders..........     18,998       20,140     $0.94         18,109       20,727      $0.87
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     373                                   626
                                                     ---------                              --------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................  $  18,998       20,513     $0.93      $  18,109       21,353      $0.85
                                        =========    =========     =====      =========     ========      =====

       Options to purchase 654,812 shares of common stock at exercise prices ranging from $13.18 to $36.01 were outstanding at June 24, 2000, but were not included in the computation of diluted EPS for the quarter and six months ended June 24, 2000 because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

C.     STOCK OPTIONS AND STOCK-BASED COMPENSATION

       Options to purchase 40,000 and 80,000 shares were granted during the six months ended June 24, 2000 and June 26, 1999, respectively, at exercise prices which exceeded the market price on the date of grant. Weighted-average exercise prices were $21.56 and $29.25 for options granted during the six month periods ended June 24, 2000 and June 26, 1999, respectively.

       As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB Opinion No. 25 which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options been determined under the fair value based method defined in SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                                     Three Months Ended                Six Months Ended
                                                 --------------------------       --------------------------
                                                   June 24,       June 26,          June 24,      June 26,
                                                     2000           1999              2000          1999
                                                 ------------   -----------       ------------  ------------
                  Net Earnings:
                      As Reported..............    $12,917         $12,748           $18,998        $18,109
                      Pro Forma................     12,750          12,613            18,684         17,839

                  EPS - Basic:
                      As Reported..............      $0.64           $0.61             $0.94          $0.87
                      Pro Forma................      $0.63           $0.61             $0.93          $0.86

                  EPS - Diluted:
                      As Reported..............      $0.63           $0.60             $0.93          $0.85
                      Pro Forma................      $0.62           $0.59             $0.91          $0.84

       The fair value of each option granted in the six months ended June 24, 2000 and June 26, 1999 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                                 2000           1999
                                                                 ----           ----
                      Risk Free Interest Rate.............        6.20%          6.20%
                      Expected Life.......................    6.1 years      6.3 years
                      Expected Volatility.................       27.09%         27.75%
                      Expected Dividend Yield.............        0.40%          0.40%

       Stock option activity for the six months ended June 24, 2000 is as follows:

                                                                          Shares of           Weighted-
                                                                       Common Stock             Average
                                                                    Attributable to      Exercise Price
                                                                            Options          of Options
                                                                    ---------------      --------------


           Outstanding on December 25, 1999                              1,317,515               $12.66
           Granted                                                         355,964               $13.58
           Exercised                                                             0                  n/a
           Forfeited                                                       (70,065)              $16.42
           ------------------------------------------           -------------------
           Outstanding on March 25, 2000                                 1,603,414               $12.72
           Granted                                                         150,000               $12.38
           Exercised                                                       (60,000)               $4.25
           Forfeited                                                       (15,703)              $15.23
           ------------------------------------------           ------------------
           Outstanding on June 24, 2000                                  1,677,711               $12.97
                                                                ==================

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       The following table summarizes information concerning options on June 24, 2000 (there are no options exercisable at June 24, 2000):

                                                                                    Weighted-Average Remaining
           Range of Exercise Prices                  Number Outstanding                       Contractual Life
           ------------------------                  ------------------             --------------------------
           $4.50 - $10.00                                       592,500                                   3.64
           $10.01 - $25.00                                      975,211                                   5.32
           $25.01 - $36.01                                      110,000                                  11.27
                                                             ----------
                                                              1,677,711
                                                             ==========

D.     BUSINESS COMBINATIONS

       On April 17, 2000, the Company acquired fifty percent of the stock of ECJW Holdings, Inc. which has two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. ("TED"). Thorndale Roof Systems, Inc. manufactures engineered roof trusses for residential and light commercial building applications. Edcor Floor Systems, Inc. is a licensed manufacturer of the patented Open Joist 2000(TM) web floor truss system. Located in London, Ontario, both companies service Ontario, Eastern Michigan and Northern Ohio, including the major markets of Detroit and Toronto. The total purchase price for the stock of TED was approximately $3.2 million, funded through the Company's revolving credit facility. This transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets, assumed liabilities and minority interest was $2.3 million, and has been recorded as goodwill, to be amortized on a straight-line basis over 20 years. TED's results of operations are included in the Company's consolidated condensed financial statements since the date of acquisition.

       On June 5, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Gang-Nail Components, Inc. ("Gang-Nail") of Fontana, CA, a manufacturer of engineered wood components. The new name of this operation is Universal Truss, Inc. ("UTI"). The total purchase price for the net assets was approximately $29.2 million, funded through the Company's revolving credit facility. This transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets and assumed liabilities was $13.4 million, and has been recorded as goodwill, to be amortized on a straight-line basis over 20 years. UTI's results of operations are included in the Company's consolidated condensed financial statements since the date of acquisition.

       On June 19, 2000, the Company announced that it and Aljoma Lumber had terminated acquisition negotiations previously reported on March 29, 2000.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       The following unaudited pro forma consolidated results of operations for the six months ended June 24, 2000 and June 26, 1999 assumes the acquisitions of TED and Gang-Nail occurred as of the beginning of the periods presented (in thousands, except per share data).

                                                     Six Months Ended           Six Months Ended
                                                       June 24, 2000              June 26, 1999
                                                 ------------------------    ---------------------
           Net sales...........................           $754,681                    $774,368

           Net earnings........................             19,778                      19,971

           Earnings per share:
                  Basic........................              $0.98                       $0.96
                  Diluted......................              $0.96                       $0.94

           Weighted average shares outstanding:
                  Basic........................             20,140                      20,727
                  Diluted......................             20,513                      21,353

       The pro forma results above include certain adjustments to give effect to amortization of goodwill, interest expense, compensation of management, certain other adjustments and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

E.     SUBSEQUENT EVENTS

       On June 29, 2000, the Company acquired the wood preservation facilities of Walker-Williams Lumber Company located in Blanchester, OH and Westville, IN. The total purchase price for the assets was appropriately $3.3 million, funded through the Company's revolving credit facility. The Company is currently conducting due diligence to acquire a third plant located in Youngstown, OH for $1.3 million.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                  RISK FACTORS

       Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs and assumptions of management of the Company together with information available to the Company when the statements were made. Future results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below and certain economic and business factors which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

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

Market Growth:

       The Company's sales growth is dependent, in part, upon growth of the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired. Certain segments of the manufactured housing industry served by the Company still are hampered by market conditions including an oversupply of product and tightened credit policies. The Company has planned for a continued reduction in sales and production, but if the manufactured housing industry enters into a prolonged downturn, it could adversely affect the Company's operating results.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Economic Trends:

       Management believes the Company's ability to achieve growth in sales and margins to the site-built construction market is somewhat dependent on housing starts. If housing starts decline significantly, the Company's financial results could be impacted. One factor which could impact housing starts is an increase in mortgage interest rates.

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

E-Business/E-Commerce:

       While the Company has invested heavily in technology and established electronic business-to-business efficiencies with certain customers and vendors, the willingness of customers and vendors to modify existing distribution strategies poses a potential risk. The Company believes the nature of its products, together with the value-added services the Company provides, ensures that it has a solid position in the supply chain.


When analyzing this report to assess the future performance of the Company, please recognize the potential impact of the various factors set forth above.

                              BUSINESS COMBINATIONS

       On April 17, 2000, the Company acquired fifty percent of the stock of ECJW Holdings, Inc. which has two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. ("TED"). Thorndale Roof Systems, Inc. manufactures engineered roof trusses for residential and light commercial building applications. Edcor Floor Systems, Inc. is a licensed manufacturer of the patented Open Joist 2000(TM) web floor truss system. Located in London, Ontario, both companies service Ontario, Eastern Michigan and Northern Ohio, including the major markets of Detroit and Toronto. The total purchase price for the stock of TED was approximately $3.2 million. TED had net sales in fiscal 1999 totaling $11.2 million.

       On June 5, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Gang-Nail Components, Inc. ("Gang-Nail") of Fontana, CA, a manufacturer of engineered wood components. The total purchase price for the net assets was approximately $29.2 million. Gang-Nail had net sales in fiscal 1999 totaling $41.7 million.

                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the six months ended June 24, 2000 and June 26, 1999:

'

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                                        Random Lengths Composite
                                                              Average $/MBF
                                                     -------------------------------
                                                             2000        1999
                                                             ----        ----
                  January............................        $386        $370
                  February...........................         385         386
                  March..............................         382         394
                  April..............................         359         393
                  May................................         326         421
                  June...............................         331         454

                  Second quarter average.............        $339        $423
                  Year-to-date average...............        $362        $403

                  Second quarter percentage
                    decrease from 1999...............      -19.9%
                  Year-to date percentage
                    decrease from 1999...............      -10.2%

       In addition, a SYP composite price, prepared and used by the Company, is presented below. Sales of products produced using this species comprise up to fifty percent of the Company's sales volume.

                                                         Random Lengths SYP
                                                            Average $/MBF
                                                     ---------------------------
                                                           2000      1999
                                                           ----      ----
                  January............................      $488      $471
                  February...........................       490       497
                  March..............................       494       513
                  April .............................       483       496
                  May................................       439       523
                  June...............................       456       563

                  Second quarter average.............      $459      $527
                  Year-to-date average...............      $475      $511

                  Second quarter percentage
                    decrease from 1999...............    -12.9%
                  Year-to date percentage
                    decrease from 1999 ..............     -7.0%


                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       The effects of the Lumber Market on the Company's results of operations are discussed below under the caption "Net Sales."

                              RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the components of the Company's Consolidated Condensed Statement of Earnings as a percentage of net sales.

                                                For the Three Months Ended           For the Six Months Ended
                                               ----------------------------         --------------------------
                                                  June 24,      June 26,             June 24,        June 26,
                                                    2000          1999                 2000            1999
                                               -------------  -------------         ----------      ----------
Net sales....................................     100.0%          100.0%              100.0%          100.0%
Cost of goods sold...........................      86.7            87.9                86.7            87.4
                                                ----------      ----------           ---------       ---------

Gross profit.................................      13.3            12.1                13.3            12.6
Selling, general, and
  administrative expenses....................       7.4             6.7                 8.1             7.8
                                                ----------      ----------           ---------       ---------


Earnings from operations.....................       5.9             5.4                 5.2             4.8
Interest, net................................       0.8             0.7                 0.9             0.8
                                                ----------      ----------           ---------       ---------

Earnings before income taxes,
  minority interest and equity in
  earnings (loss) of investee................       5.1             4.7                 4.3             4.0
Income taxes.................................       2.0             1.9                 1.7             1.6
                                                ----------      ----------           ---------       ---------

Earnings before minority interest and
  equity in earnings (loss) of investee......       3.1             2.8                 2.6             2.4
Minority interest............................      (0.1)           (0.0)               (0.0)           (0.0)
Equity in earnings (loss) of investee........      (0.0)            0.1                 0.0             0.0
                                                ----------      ----------           ---------       ---------

Net earnings.................................       3.0%            2.9%                2.6%            2.4%
                                                ==========      ==========           =========       =========

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

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY market; specialty wood packaging; and engineered wood products. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%. Although the Company considers the treatment of dimensional lumber with preservatives a value-added process, management does not include treated lumber as a component of value-added sales.

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

                                      For the Three Months Ended                     For the Six Months Ended
                                ------------------------------------------    --------------------------------------
                                  June 24,              June 26,               June 24,            June 26,
Market Classification               2000        %         1999        %          2000        %       1999          %
---------------------           -----------  -------  -----------  --------   ----------  -------  ---------    -------
DIY............................   $229,711    53.2%     $236,912    53.0%       $363,991    49.5%    $357,068    47.8%
Manufactured Housing...........     87,939    20.4       108,811    24.4         166,121    22.6      205,079    27.5
Site-Built Construction........     63,008    14.6        53,858    12.1         111,623    15.2      101,374    13.6
Industrial.....................     29,952     6.9        24,866     5.5          56,332     7.6       45,004     6.0
Wholesale Lumber...............     20,968     4.9        22,304     5.0          37,583     5.1       38,406     5.1
                                  --------   ------     --------   ------       --------   ------    --------   ------
Total..........................   $431,578   100.0%     $446,751   100.0%       $735,650   100.0%    $746,931   100.0%
                                  ========   ======     ========   ======       ========   ======    ========   ======

       Net sales in the second quarter of 2000 decreased $15.2 million, or 3.4%, compared to the second quarter of 1999, reflecting a decrease in overall selling prices, partially offset by a slight increase in units shipped. Overall selling prices decreased due to the deflated Lumber Market (see

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


"Fluctuations in Lumber Prices"). The increase in units shipped was primarily driven by sales from newly acquired plants serving the site-built construction market, increased unit sales to the industrial market and additional business with the Company's largest DIY customer. Net sales in the first six months of 2000 decreased $11.3 million, or 1.5%, compared to the same period of 1999. This sales decrease was primarily due to a decrease in overall selling prices due to the deflated Lumber Market in the first six months of 2000 compared to the prior year period, as unit sales increased slightly.

       The following table presents, for the periods indicated, the Company's percentage of value- added and commodity-based sales to total sales.

                                           Three Months Ended               Six Months Ended
                                        -------------------------      ---------------------------
                                        June 24,        June 26,         June 24,        June 26,
                                          2000            1999             2000            1999
                                        --------       ----------      ------------     ----------

Value-Added...........................    41.4%           39.1%           42.5%            41.0%
Commodity-Based.......................    58.6%           60.9%           57.5%            59.0%

       Note: In the second quarter of 2000, the Company reviewed the classification of its value-added and commodity-based products and made certain reclassifications. Prior year information has been restated due to these reclassifications.

       The ratio of value-added sales to total sales increased slightly to 41.4% in the second quarter of 2000 compared to 39.1% in the same period of 1999. This ratio increased to 42.5% from 41.0% in the first six months of 2000 compared to 1999. These increases are primarily due to increased sales of engineered roof trusses, I-joists and Open Joist 2000 products to the site-built construction market. In addition, treated and commodity lumber sales decreased due to a decline in units shipped to the manufactured housing market and a decline in overall selling prices due to the deflated Lumber Market.

DIY:

       Net sales to the DIY market decreased approximately $7.2 million, or 3.0%, in the second quarter of 2000 compared to the same period of 1999. This decrease is primarily due to a decrease in overall selling prices due to the deflated Lumber Market in the second quarter of 2000 compared to the same period of 1999. In addition, the Company's sales to two national customers decreased due to a decline in their financial position. This sales decrease was partially offset by an increase in sales to the Company's largest customer. Net sales in the first six months of 2000 increased $6.9 million, or 1.9% compared to the same period of 1999, due primarily to the increase in sales to the Company's largest customer.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Manufactured Housing:

       Net sales to the manufactured housing market decreased approximately $20.9 million, or 19.2%, in the second quarter of 2000 compared to the same period of 1999. Net sales for the first six months of 2000 decreased $39.0 million, or 19.0%. These decreases were primarily due to a decrease in unit sales to certain large customers. These customers continued to reduce production in the second quarter of 2000 due to an oversupply of finished homes at the retail level and tightening credit for consumers. The industry expects this situation to continue into the year 2001.

Site-Built Construction:

       Net sales to the site-built construction market increased approximately $9.2 million, or 17.0% in the second quarter of 2000 compared to the same period of 1999. Net sales for the first six months of 2000 increased $10.2 million, or 10.1%. This increase was primarily due to increased unit sales as a result of the acquisition of TED and Gang-Nail, along with increases at certain existing locations.

Industrial:

       Net sales to the industrial market increased approximately $5.1 million, or 20.5%, in the second quarter of 2000 compared to the same period of 1999. Net sales for the first six months of 2000 increased $11.3 million, or 25.2%. These increases were primarily due to increased market share in several regions due to continued focus on growth, combined with the effects of redirecting sales efforts and manufacturing capacity at certain plants as a result of the downturn in the manufactured housing market.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased to 13.3% in the second quarter of 2000 compared to 12.1% in the same period of 1999. Gross profit as a percentage of net sales increased to 13.3% for the first six months of 2000 compared to 12.6% for the same period of 1999. These increases were primarily due to increased sales of certain higher margin products relative to total sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased approximately $2.1 million, or 7.0%, comparing the second quarter of 2000 to the same period of 1999. Selling, general and administrative expenses increased approximately $1.0 million, or 1.7%, comparing the first six months of 2000 to the same period of 1999. These increases were primarily due to new operations

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


and increased compensation related to headcount. Emphasis on growing the site-built and industrial business has required additional sales, engineering and other technical professionals.

INTEREST, NET

       Net interest costs increased approximately $0.3 million comparing the second quarter of 2000 to the same period of 1999. Net interest costs increased approximately $0.6 million comparing the first six months of 2000 to the same period of 1999. These increases were primarily due to a higher average debt balance as a result of recent business acquisitions and share repurchases.

INCOME TAXES

       The Company's effective tax rate was 39.3% in the second quarter of 2000 compared to 40.4% in the same period of 1999. The effective tax rate was 39.3% in the first six months of 2000 compared to 40.0% in the same period of 1999. Effective tax rates differ from statutory federal income tax rates, primarily due to:

-   Provisions for state and local income taxes.

-   Permanent tax differences.

       This decrease is primarily due to lower estimated state and local income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows provided by operating activities for the first six months of 2000 increased $23.8 million over the same period of 1999. This improvement is primarily due to the impact of a lower Lumber Market on sales, receivables and inventory, combined with a change in buying practices on certain products. At the end of 1999, the Company purchased certain inventory well in advance of the spring DIY selling season in order to meet expected demand.

        Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of its working capital management. The Company's cash cycle increased to 45 days in the first six months of 2000 from 42 days in the first six months of 1999 primarily due to higher average inventory levels associated with a change in buying practices on certain items, partially offset by a longer payment cycle with certain vendors.

        Capital expenditures totaled $15.6 million in the first six months of 2000 compared to $21.2 million in the same period of 1999. The Company's capital expenditures during the second quarter of 2000 primarily consisted of several projects to improve efficiencies and expand manufacturing

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


capacity for products sold to the DIY, site-built construction and industrial markets. The Company expects to spend between $17 million and $20 million on capital expenditures for the balance of 2000, which includes outstanding purchase commitments on capital projects totaling approximately $12.3 million on June 24, 2000. The Company intends to satisfy these commitments utilizing its revolving credit facility.

         The Company spent approximately $32.4 million in the first six months of 2000 related to business acquisitions which are discussed earlier in this document under the caption "Business Combinations." The Company funded the purchase price of these acquisitions using its revolving credit facility.

         On June 24, 2000, the Company had $60.4 million outstanding on its $175 million revolving credit facility. Approximately $28 million of the amount outstanding relates to seasonal working capital requirements which generally last until October.

         Cash flows provided by financing activities increased to $41.0 million in the first six months of 2000 from $36.7 million in the same period of 1999 primarily due to an increase in borrowings associated with business acquisitions, offset by the increase in cash flows from operations discussed above.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

         The Company is self-insured for environmental impairment liability, and accrues for the estimated cost of monitoring or remediation activities. As of August 1, 2000, the Company owns and/or operates 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remediation activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

         The Company has accrued in other long-term liabilities amounts totaling $2.3 million on June 24, 2000 and June 26, 1999 for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a) None.

(b) None.

(c) Sales of equity securities in the second quarter not registered under the Securities Act.

                                      Date of      Class of     Number                            Consideration
                                        Sale         Stock     of Shares    Purchasers              Exchanged
                                     -----------   ---------   ---------    ----------            -------------
Stock Gift Program                   Various       Common            200    Eligible persons        None

Stock Option Exercises               04/29/00      Common         60,000    Eligible officers       $255,000

                        UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Company's Annual Meeting of Shareholders on April 19, 2000.

(1) Election of the following Directors for three year terms expiring in 2003:

                                                For                 Withheld
                                            ----------             ---------
                  John W. Garside           18,664,844               169,412
                  Peter F. Secchia          17,763,356             1,070,900

         Other Directors whose terms of office continued after the meeting are as follows:

                  John C. Canepa
                  William G. Currie
                  Philip M. Novell
                  Carroll M. Shoffner
                  Louis A. Smith

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNIVERSAL FOREST PRODUCTS, INC.



Date:  August 4, 2000                 By:    /s/ William G. Currie
      ------------------------           ---------------------------------------
                                            William G. Currie
                                      Its:  Vice Chairman of the Board and Chief
                                            Executive Officer




Date:  August 4, 2000                 By:     /s/ Michael R. Cole
      ------------------------            --------------------------------------
                                            Michael R. Cole
                                      Its:  Chief Financial Officer

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX

Exhibit No.      Description                   Page No.
-----------      -----------                   --------
27.2QTR00        Financial Data Schedule          28