Form 10-Q
period 2000-09-23
UNIVERSAL FOREST PRODUCTS INC
filed 2000-11-03
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 2000
                                               ------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                     Michigan                                38-1465835
             -------------------------------             ------------------
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)            Identification Number)


             2801 East Beltline NE, Grand Rapids, Michigan       49525
             ---------------------------------------------     ---------
             (Address of principal executive offices)          (Zip Code)


              Registrant's telephone number, including area code (616) 364-6161
                                                                 --------------


                                      NONE
               ----------------------------------------------------
           (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                       Outstanding as of November 1, 2000
       --------------------------            ----------------------------------
       Common stock, no par value                    19,982,025

                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at September 23, 2000
                     and December 25, 1999.                                              3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Nine Months Ended September 23, 2000 and September 25, 1999.        4

                 Consolidated Condensed Statements of Shareholders' Equity for
                     the Nine Months Ended September 23, 2000 and September 25,
                     1999.                                                              5-6

                 Consolidated Condensed Statements of Cash Flows for the Nine
                     Months Ended September 23, 2000 and September 25, 1999.             7

                 Notes to Consolidated Condensed Financial Statements.                  8-12

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                              13-22

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk             23


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                 24

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a) Exhibit Index.                                                     26

                 (b) No reports were filed on Form 8-K during
                         the third quarter.

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(in thousands, except share data)

                                                                                                   September 23,        December 25,
                                                                                                        2000                1999
                                                                                                   ------------         ------------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................           $   7,780            $   4,106
     Accounts receivable (net of allowance for doubtful accounts of
       $1,383 and $1,379) ................................................................             100,430               70,012
     Inventories:
          Raw materials ..................................................................              38,807               44,722
          Finished goods .................................................................              75,332               86,813
                                                                                                     ---------            ---------
                                                                                                       114,139              131,535
     Other current assets ................................................................               7,046                9,853
                                                                                                     ---------            ---------
              TOTAL CURRENT ASSETS .......................................................             229,395              215,506

OTHER ASSETS .............................................................................              11,446               10,836
GOODWILL AND NON-COMPETE AGREEMENTS, NET .................................................             106,547               93,183

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment .......................................................             252,646              222,742
     Accumulated depreciation and amortization ...........................................             (84,370)             (73,629)
                                                                                                     ---------            ---------
              PROPERTY, PLANT AND EQUIPMENT, NET .........................................             168,276              149,113
                                                                                                     ---------            ---------
TOTAL ASSETS .............................................................................           $ 515,664            $ 468,638
                                                                                                     =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt .....................................................................           $   2,860            $   1,520
     Accounts payable ....................................................................              54,510               46,621
     Accrued liabilities:
          Compensation and benefits ......................................................              26,551               32,491
          Other ..........................................................................              14,582                3,148
     Current portion of long-term debt and capital lease obligations .....................               7,291                7,402
                                                                                                     ---------            ---------
              TOTAL CURRENT LIABILITIES ..................................................             105,794               91,182

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion .......................................................             153,836              146,896
DEFERRED INCOME TAXES ....................................................................               8,548                8,398
OTHER LIABILITIES ........................................................................               9,482                7,600
                                                                                                     ---------            ---------
              TOTAL LIABILITIES ..........................................................             277,660              254,076

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none .............................................................
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 20,062,311 and 20,212,385 ........................................              20,062               20,212
     Additional paid-in capital ..........................................................              79,748               78,625
     Retained earnings ...................................................................             138,324              115,327
     Accumulated other comprehensive earnings ............................................               1,136                1,033
                                                                                                     ---------            ---------
                                                                                                       239,270              215,197
     Officers' stock notes receivable ....................................................              (1,266)                (635)
                                                                                                     ---------            ---------
              TOTAL SHAREHOLDERS' EQUITY .................................................             238,004              214,562
                                                                                                     ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................................           $ 515,664            $ 468,638
                                                                                                     =========            =========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share data)


                                                       Three Months Ended                 Nine Months Ended
                                                  -----------------------------     ----------------------------
                                                  September 23,   September 25,     September 23,  September 25,
                                                      2000             1999             2000           1999
                                                  -------------   -------------     -------------  -------------

NET SALES......................................   $  371,030      $  388,402        $1,106,680     $1,135,333

COST OF GOODS SOLD.............................      322,103         342,319           960,044        995,433
                                                   ---------       ---------       -----------      ---------

GROSS PROFIT...................................       48,927          46,083           146,636        139,900

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES......................       31,885          27,922            91,248         86,269
                                                   ---------       ---------       -----------      ---------

EARNINGS FROM OPERATIONS.......................       17,042          18,161            55,388         53,631

INTEREST, NET:
     Interest expense..........................        3,648           2,993            10,423          9,230
     Interest income...........................         (135)           (182)             (381)          (486)
                                                   ---------       ---------       -----------      ---------
                                                       3,513           2,811            10,042          8,744
                                                   ---------       ---------       -----------      ---------

EARNINGS BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY IN
  EARNINGS (LOSS) OF INVESTEE..................      13,529           15,350            45,346         44,887

INCOME TAXES...................................       5,177            6,004            17,693         17,818
                                                  ---------        ---------       -----------      ---------

EARNINGS BEFORE MINORITY
  INTEREST AND EQUITY IN EARNINGS
  (LOSS) OF INVESTEE...........................       8,352            9,346            27,653         27,069

MINORITY INTEREST..............................        (144)            (144)             (474)          (278)

EQUITY IN EARNINGS (LOSS)
  OF INVESTEE..................................         (60)             355               (33)           875
                                                  ---------        ---------       -----------      ---------

NET EARNINGS...................................   $   8,148        $   9,557       $    27,146      $  27,666
                                                  =========        =========       ===========      =========


EARNINGS PER SHARE - BASIC.....................   $    0.40        $    0.46       $      1.35      $    1.33

EARNINGS PER SHARE - DILUTED...................   $    0.40        $    0.45       $      1.32      $    1.30

WEIGHTED AVERAGE SHARES
  OUTSTANDING..................................      20,123           20,746            20,134         20,734

WEIGHTED AVERAGE SHARES
  OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS............................      20,481           21,265            20,502         21,324




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(in thousands, except share data)

                                                                               Accumulated     Officers'
                                                     Additional                   Other          Stock
                                            Common    Paid-In      Retained    Comprehensive     Notes
                                            Stock     Capital      Earnings      Earnings      Receivable    Total
                                          ---------  ----------   ----------   -------------  -----------   ---------
BALANCE AS OF 12/25/99.................   $  20,212  $  78,625     $ 115,327    $   1,033      ($    635)   $ 214,562

    Comprehensive earnings:
      Net earnings.....................                                6,081
      Foreign currency translation
        adjustment.....................                                               154
    Total comprehensive earnings.......                                                                         6,235

    Issuance of 7,296 shares...........           7         84                                                     91

    Repurchase of 159,500 shares.......        (159)                  (1,889)                                  (2,048)

    Payments received on officers'
      stock notes receivable...........                                                              124          124
                                          ---------  ---------     ---------    ---------      ---------    ---------

BALANCE AS OF 03/25/00.................   $  20,060  $  78,709     $ 119,519    $   1,187      ($    511)   $ 218,964

    Comprehensive earnings:
      Net earnings.....................                               12,917
      Foreign currency translation
        adjustment.....................                                               (12)
    Total comprehensive earnings.......                                                                        12,905

    Dividends paid.....................                                 (808)                                    (808)

    Issuance of 65,132 shares..........          65        251                                                    316

    Repurchase of 2,000 shares.........          (2)                     (20)                                     (22)

    Issuance of officers' stock
      notes receivable.................          61        740                                      (801)           0

    Payments received on officers'
      stock notes receivable...........                                                               38           38
                                          ---------  ---------     ---------    ---------      ---------    ---------
BALANCE AS OF 06/24/00                    $  20,184  $  79,700     $ 131,608    $   1,175      ($  1,274)   $ 231,393

    Comprehensive earnings:
      Net earnings.....................                                8,148
      Foreign currency translation
        adjustment.....................                                               (39)
    Total comprehensive earnings.......                                                                         8,109

    Issuance of 4,822 shares...........           4         48                                                     52

    Repurchase of 126,200 shares.......        (126)                  (1,432)                                  (1,558)


    Payments received on officers'
      stock notes receivable...........                                                                8            8
                                          ---------  ---------     ---------    ---------      ---------    ---------

BALANCE AS OF 09/23/00.................   $  20,062  $  79,748     $ 138,324    $   1,136      ($  1,266)   $ 238,004
                                          =========  =========     =========    =========      =========    =========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



(in thousands, except share data)                                                          Accumulated     Officers'
                                                               Additional                     Other          Stock
                                                  Common        Paid-In        Retained    Comprehensive     Notes
                                                  Stock         Capital        Earnings      Earnings      Receivable     Total
                                                ---------      ----------     ----------   -------------  -----------   ---------
BALANCE AS OF 12/26/98...................       $  20,710      $  77,526      $  95,221     ($   1,072)    ($  802)     $ 191,583

    Comprehensive earnings:
      Net earnings.......................                                         5,361
      Foreign currency translation
        adjustment.......................                                                          303
    Total comprehensive earnings.........                                                                                   5,664

    Issuance of 5,237 shares.............               6             92                                                       98

    Repurchase of 50,000 shares..........             (50)                         (887)                                     (937)

    Payments received on officers'
      stock notes receivable.............                                                                      153            153
                                                ---------      ---------      ---------     ----------     -------      ---------

BALANCE AS OF 3/27/99....................       $  20,666      $  77,618      $  99,695     ($     769)    ($  649)     $ 196,561

    Comprehensive earnings:
      Net earnings.......................                                        12,748
      Foreign currency translation
        adjustment.......................                                                          512
    Total comprehensive earnings.........                                                                                  13,260

    Dividends paid.......................                                          (728)                                     (728)

    Issuance of 164,743 shares...........             164            560                                                      724

    Repurchase of 57,201 shares..........             (57)                       (1,071)                                   (1,128)

    Payments received on officers'
      stock notes receivable.............                                                                       12             12
                                                ---------      ---------      ---------     ----------     -------      ---------
BALANCE AS OF 6/26/99....................       $  20,773      $  78,178      $ 110,644     ($     257)    ($  637)     $ 208,701

    Comprehensive earnings:
      Net earnings.......................                                         9,557
      Foreign currency translation
        adjustment.......................                                                          233
    Total comprehensive earnings.........                                                                                   9,790

    Issuance of 4,247 shares.............               4             75                                                       79

    Repurchase of 100,000 shares.........            (100)                       (1,609)                                   (1,709)

    Payments received on officers'
      stock notes receivable.............                                                                        1              1
                                                ---------      ---------      ---------     ----------     -------      ---------

BALANCE AS OF 9/25/99....................       $  20,677      $  78,253      $ 118,592     ($      24)    ($  636)     $ 216,862
                                                =========      =========      =========     ==========     =======      =========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(in thousands)
                                                                                             Nine Months Ended
                                                                                    -------------------------------
                                                                                    September 23,     September 25,
                                                                                         2000             1999
                                                                                    -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     27,146   $     27,666
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................        12,361         11,301
     Amortization of non-compete agreements and goodwill..........................         2,673          2,423
     (Gain) loss on sale of property, plant and equipment.........................            72           (513)
     Changes in:
       Accounts receivable........................................................       (21,470)       (32,491)
       Inventories................................................................        22,053         (7,829)
       Accounts payable...........................................................         6,822         16,638
       Accrued liabilities and other..............................................         7,901          5,514
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................        57,558         22,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment........................................       (23,677)       (27,508)
Business acquisitions, net of cash received.......................................       (32,561)
Proceeds from sale of property, plant and equipment...............................           642          2,491
Other.............................................................................          (816)         1,915
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (56,412)       (23,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.......................................................        (7,535)        (9,919)
Proceeds from issuance of long-term debt..........................................         2,118         27,742
Net borrowings (repayments) of revolving credit facilities and notes payable......        11,950         (4,984)
Cash dividends paid...............................................................          (808)          (728)
Proceeds from issuance of common stock............................................           431            863
Repurchase of common stock........................................................        (3,628)        (3,774)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................         2,528          9,200
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................         3,674          8,807

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................         4,106            920
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      7,780   $      9,727
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      7,776   $      6,929
     Income taxes.................................................................         7,624         14,824

NON-CASH FINANCING ACTIVITIES:
Property, plant and equipment acquired through capital leases.....................  $        220

NON-CASH INVESTING ACTIVITIES:
Stock exchanged for note receivable...............................................  $        801


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned and majority-owned subsidiaries and partnerships (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated. The equity method of accounting has been used for the Company's less than 50% owned affiliates over which the Company has the ability to exercise a significant influence.

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

B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):


                                                Three Months Ended 09/23/00           Three Months Ended 09/25/99
                                           -----------------------------------     ---------------------------------
                                                                         Per                                   Per
                                             Income        Shares       Share        Income       Shares      Share
                                           (Numerator)  (Denominator)   Amount     (Numerator) (Denominator)  Amount
                                           -----------  -------------   ------     ----------- -------------  ------

NET EARNINGS ...........................    $ 8,148                                 $ 9,557

EPS - BASIC
Income available to
  common stockholders ..................      8,148         20,123       $0.40        9,557        20,746      $0.46
                                                                         =====                                 =====

EFFECT OF DILUTIVE SECURITIES
Options ................................                       358                                    519
                                                           -------                                 ------

EPS - DILUTED
Income available to
  common stockholders and
  assumed options
  exercised ...........................     $ 8,148         20,481       $0.40      $ 9,557        21,265      $0.45
                                            =======        =======       =====      =======       =======      =====

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                                 Nine Months Ended 09/23/00            Nine Months Ended 09/25/99
                                           ------------------------------------     ----------------------------------
                                                                          Per                                    Per
                                              Income         Shares      Share        Income        Shares      Share
                                            (Numerator)   (Denominator)  Amount     (Numerator)  (Denominator)  Amount
                                           -------------  -------------  ------     -----------  -------------  ------
NET EARNINGS ...........................     $27,146                                  $27,666

EPS - BASIC
Income available to
  common stockholders ..................      27,146          20,134      $1.35        27,666       20,734      $1.33
                                                                          =====                                 =====

EFFECT OF DILUTIVE SECURITIES
Options ................................                         368                                   590
                                                             -------                                 -----

EPS - DILUTED
Income available to
  common stockholders and
  assumed options
  exercised ............................     $27,146          20,502      $1.32       $27,666        21,324     $1.30
                                             =======         =======      =====       =======       =======     =====

       Options to purchase 649,386 shares of common stock at exercise prices ranging from $13.18 to $36.01 were outstanding at September 23, 2000, but were not included in the computation of diluted EPS for the quarter and nine months ended September 23, 2000 because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

C.     STOCK OPTIONS AND STOCK-BASED COMPENSATION

       Options to purchase 40,000 and 80,000 shares were granted during the nine months ended September 23, 2000 and September 25, 1999, respectively, at exercise prices which equaled or exceeded the market price on the date of grant. Weighted-average exercise prices were $21.56 and $29.25 for options granted during the nine month periods ended September 23, 2000 and September 25, 1999, respectively.

       As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB Opinion No. 25 which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted been determined under the fair value based method defined in SFAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED




                                                       Three Months Ended                  Nine Months Ended
                                                 ----------------------------        -----------------------------
                                                 September 23,  September 25,        September 23,     September 25,
                                                        2000        1999                2000             1999
                                                 -------------- ------------         -------------    -------------
                  Net Earnings:
                      As Reported..............      $8,148          $9,557            $27,146          $27,666
                      Pro Forma................       7,981           9,418             26,665           27,252

                  EPS - Basic:
                      As Reported..............       $0.40           $0.46              $1.35            $1.33
                      Pro Forma................       $0.40           $0.45              $1.32            $1.31

                  EPS - Diluted:
                      As Reported..............       $0.40           $0.45              $1.32            $1.30
                      Pro Forma................       $0.39           $0.44              $1.30            $1.28

       The fair value of each option granted in the nine months ended
       September 23, 2000 and September 25, 1999 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions.


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


       Stock option activity for the nine months ended September 23, 2000 is as follows:



                                                 Shares of           Weighted-
                                              Common Stock             Average
                                           Attributable to      Exercise Price
                                                   Options          of Options
                                           ---------------      --------------
Outstanding on December 25, 1999                 1,317,515              $12.66
Granted                                            355,964              $13.58
Exercised                                                0                 n/a
Forfeited                                          (70,065)             $16.42
                                                ----------
Outstanding on March 25, 2000                    1,603,414              $12.72
Granted                                            150,000              $12.38
Exercised                                          (60,000)              $4.25
Forfeited                                          (15,703)             $15.23
                                                ----------
Outstanding on June 24, 2000                     1,677,711              $12.97
Granted                                                  0                 n/a
Exercised                                                0                 n/a
Forfeited                                          (11,532)             $14.48
                                                ----------
Outstanding on September 23, 2000                1,666,179              $12.96
                                                ==========

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED




       The following table summarizes information concerning options on September 23, 2000 (there are no options exercisable at September 23,
       2000):


                                                                 Weighted-Average Remaining
           Range of Exercise Prices      Number Outstanding           Contractual Life
           ------------------------      ------------------      --------------------------
           $4.50 - $10.00                           592,500                            3.64
           $10.01 - $25.00                          963,679                            5.33
           $25.01 - $36.01                          110,000                           11.27
                                                  ---------
                                                  1,666,179
                                                  =========


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

       On June 5, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Gang-Nail Components, Inc. ("Gang-Nail") of Fontana, CA, a manufacturer of engineered wood components. The new name of this operation is Universal Truss, Inc. ("UTI"). The total purchase price for the net assets was approximately $29.4 million, funded through the Company's revolving credit facility. This transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets and assumed liabilities was $13.4 million, and has been recorded as goodwill, to be amortized on a straight-line basis over 20 years. UTI's results of operations are included in the Company's consolidated condensed financial statements since the date of acquisition.

       The following unaudited pro forma consolidated results of operations for the nine months ended September 23, 2000 and September 25, 1999 assumes the acquisitions of TED and Gang-Nail occurred as of the beginning of the periods presented (in thousands, except per share data).

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED







                                                 Nine Months Ended      Nine Months Ended
                                                 September 23, 2000     September 25, 1999
                                                 ------------------     ------------------
Net sales .................................         $1,125,711             $1,162,770

Net earnings ..............................             27,926                 29,528

Earnings per share:
       Basic ..............................              $1.39                  $1.42
       Diluted ............................              $1.36                  $1.38

Weighted average shares outstanding:
       Basic ..............................             20,134                 20,734
       Diluted ............................             20,502                 21,324


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

Lumber Market Volatility:

       The Company experiences significant fluctuations in the cost of commodity lumber products from primary producers. A variety of factors over which the Company has no control, including government regulations, environmental regulations, weather conditions, economic conditions and natural disasters, impact the cost of lumber products and the Company's selling prices. The Company attempts to minimize its risk from severe price fluctuations. However, prolonged trends in lumber prices can affect the Company's financial results. The Company anticipates that price fluctuations will continue in the future. Management utilizes the Random Lengths composite price (see "Fluctuations in Lumber Prices"), which is a weighted average of nine key framing lumber prices chosen from major producing areas and species, as a broad measure of price movement in the commodity lumber market ("Lumber Market").

Competition:

       The Company is subject to competitive selling and pricing pressures in its major markets. While the Company is generally aware of its existing competitors' capabilities, it is subject to entry in its markets by new competitors, which could negatively impact financial results.

Market Growth:

       The Company's sales growth is dependent, in part, upon growth of the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired. Certain segments of the manufactured housing industry are hampered by market conditions, including an oversupply of product and tightened credit policies, which have impacted the Company's ability to achieve short-term growth objectives. A prolonged downturn in this market could adversely affect the Company's operating results.

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

Weather Conditions:

       The majority of the Company's products are used in outdoor construction activities, therefore its short-term sales volume and profits can be negatively affected by adverse weather conditions. In addition, adverse weather conditions can negatively impact its productivity and costs per unit.

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

        On June 5, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Gang-Nail Components, Inc. ("Gang-Nail") of Fontana, CA, a manufacturer of engineered wood components. The total purchase price for the net assets was approximately $29.4 million. Gang-Nail had net sales in fiscal 1999 totaling $41.7 million.

                          FLUCTUATIONS IN LUMBER PRICES

        The following table presents the Random Lengths framing lumber composite price for the nine months ended September 23, 2000 and September 25, 1999:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                                        Random Lengths Composite
                                                            Average $/MBF
                                                        ------------------------
                                                            2000        1999
                                                            ----        ----
                  January............................       $386        $370
                  February...........................        385         386
                  March..............................        382         394
                  April..............................        359         393
                  May................................        326         421
                  June...............................        331         454
                  July...............................        308         480
                  August.............................        289         404
                  September..........................        287         392

                  Third quarter average..............       $295        $425
                  Year-to-date average...............       $339        $410

                  Third quarter percentage
                    decrease from 1999...............     -30.6%
                  Year-to-date percentage
                    decrease from 1999...............     -17.3%

       In addition, a SYP composite price, prepared and used by the Company, is presented below. Sales of products produced using this species comprise up to fifty percent of the Company's sales volume.

                                                           Random Lengths SYP
                                                              Average $/MBF
                                                           ------------------
                                                            2000        1999
                                                            ----        ----
                  January............................       $488        $471
                  February...........................        490         497
                  March..............................        494         513
                  April .............................        483         496
                  May................................        439         523
                  June...............................        456         563
                  July...............................        432         590
                  August.............................        403         492
                  September..........................        395         473

                  Third quarter average..............       $410        $518
                  Year-to-date average...............       $453        $513

                  Third quarter percentage
                    decrease from 1999...............     -20.9%

                  Year-to-date percentage
                    decrease from 1999 ..............     -11.7%

                                       16

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

                                                                  For the Three Months Ended       For the Nine Months Ended
                                                                  --------------------------       -------------------------
                                                                   September 23, September 25,      September 23,September 25,
                                                                        2000        1999              2000           1999
                                                                   ------------ -------------     -------------- -------------
Net sales ..............................................              100.0%       100.0%             100.0%        100.0%
Cost of goods sold .....................................               86.8         88.1               86.8          87.7
                                                                      -----         -----             -----         -----

Gross profit ...........................................               13.2         11.9               13.2          12.3
Selling, general, and
  administrative expenses ..............................                8.6          7.2                8.2           7.6
                                                                      -----        -----              -----         -----

Earnings from operations ...............................                4.6          4.7                5.0           4.7
Interest, net ..........................................                1.0          0.7                0.9           0.8
                                                                      -----        -----              -----         -----

Earnings before income taxes,
  minority interest and equity in
  earnings (loss) of investee ..........................                3.6          4.0                4.1           3.9
Income taxes ...........................................                1.4          1.6                1.6           1.6
                                                                      -----        -----              -----         -----

Earnings before minority interest and
  equity in earnings (loss) of investee ................                2.2          2.4                2.5           2.3
Minority interest ......................................               (0.0)        (0.0)              (0.0)         (0.0)
Equity in earnings (loss) of investee ..................               (0.0)         0.1               (0.0)          0.1
                                                                      -----        -----              -----         -----

Net earnings ...........................................                2.2%         2.5%               2.5%          2.4%
                                                                      =====        =====              =====         =====


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


                                        For the Three Months Ended                     For the Nine Months Ended
                                 ------------------------------------------  ---------------------------------------------
                                  Sept. 23,                Sept. 25,            Sept. 23,                Sept 25,
Market Classification                2000        %           1999        %        2000         %           1999        %
---------------------            ----------    -----     ----------    -----   ----------    -----    ----------     -----
DIY ........................     $  179,701     48.4%    $  177,892     45.8%  $  543,690     49.1%  $   534,850      47.1%
Manufactured Housing .......         76,909     20.7        103,990     26.8      243,024     22.0       309,222      27.2
Site-Built Construction ....         68,372     18.4         58,062     14.9      180,006     16.3       159,412      14.0
Industrial .................         27,272      7.4         26,188      6.8       83,602      7.5        71,182       6.4
Wholesale Lumber ...........         18,776      5.1         22,270      5.7       56,358      5.1        60,667       5.3
                                 ----------    -----     ----------    -----   ----------    -----    ----------     -----
Total ......................     $  371,030    100.0%    $  388,402    100.0%  $1,106,680    100.0%   $1,135,333     100.0%
                                 ==========    =====     ==========    =====   ==========    =====    ==========     =====

       Net sales in the third quarter of 2000 decreased $17.4 million, or 4.5%, compared to the third quarter of 1999, reflecting a decrease in overall selling prices, partially offset by a substantial increase in units shipped. Overall selling prices decreased due to the deflated Lumber Market (see "Fluctuations in Lumber Prices"). The increase in units shipped was primarily driven by sales from newly acquired plants serving the site-built construction market, increased unit sales to the industrial market and additional business with the Company's largest DIY customer. Net sales in the first nine months of 2000 decreased $28.7 million, or 2.5%, compared to the same period of 1999, primarily due to the same factors listed above.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       The following table presents, for the periods indicated, the Company's percentage of value-added and commodity-based sales to total sales.

                                                         Three Months Ended               Nine Months Ended
                                                  -----------------------------   -------------------------------

                                                  September 23,   September 25,   September 23,     September 25,
                                                       2000           1999             2000             1999
                                                  -------------   -------------   -------------     -------------

Value-Added ................................         43.4%            39.2%            42.8%         40.4%
Commodity-Based ............................         56.6%            60.8%            57.2%         59.6%


       Note: In the second quarter of 2000, the Company reviewed the classification of its value-added and commodity-based products and made certain reclassifications. Prior year information has been restated due to these reclassifications.

       The third quarter and year-to-date increases in the ratio of value-added sales to total sales are primarily due to increased sales of engineered roof trusses, I-joists and Open Joist 2000 products to the site-built construction market and fencing to the DIY market. In addition, treated and commodity lumber sales decreased due to a decline in units shipped to the manufactured housing market and a decline in overall selling prices due to the deflated Lumber Market.

DIY:

       Net sales to the DIY market increased approximately $1.8 million, or 1.0%, in the third quarter of 2000 compared to the same period of 1999. This increase is primarily due to an increase in sales to the Company's largest customer as a substantial increase in unit sales was partially offset by a decrease in overall selling prices caused by the deflated Lumber Market. This increase helped offset a decrease in business with two national customers due to a decline in their financial position. Net sales in the first nine months of 2000 increased $8.8 million, or 1.7% compared to the same period of 1999, due primarily to the same factors discussed above.

Manufactured Housing:

       Net sales to the manufactured housing market decreased approximately $27.1 million, or 26.0%, in the third quarter of 2000 and decreased $66.2 million, or 21.4%, in the first nine months of 2000. The Company's unit sales have decreased as these customers continue to struggle with an oversupply of finished homes at the retail level, tightening credit for consumers and a recent increase in repossessions. The industry expects this situation to continue well into the year 2001. In addition, overall selling prices declined due to the deflated Lumber Market.

Site-Built Construction:


       Net sales to the site-built construction market increased approximately $10.3 million, or 17.8%, in the third quarter of 2000 and increased $20.6 million, or 12.9%, in the first nine months of 2000. These increases were primarily due to increased unit sales as a result of the acquisition of TED and

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Gang-Nail along with increases at certain existing locations. These increases were partially offset by decreased unit sales at certain locations servicing the Mid-Atlantic Region as a result of fewer housing starts.

Industrial:

       Net sales to the industrial market increased approximately $1.1 million, or 4.1%, in the third quarter of 2000 and increased $12.4 million, or 17.4%, in the first nine months of 2000. These increases were primarily due to increased market share in several regions due to continued focus on growth, combined with the effects of redirecting sales efforts and manufacturing capacity at certain plants as a result of the downturn in the manufactured housing market.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased to 13.2% in the third quarter of 2000 compared to 11.9% in the same period of 1999. Gross profit as a percentage of net sales increased to 13.2% for the first nine months of 2000 compared to 12.3% for the same period of 1999. These increases were primarily due to:

- An increase in the ratio of value-added product sales to the Company's total sales due to increased sales of engineered wood products to the site-built construction market, specialty packaging products to the industrial market and fencing and lattice products to the DIY market.

- An increase in gross margins on certain products due to the low level of the Lumber Market throughout 2000 compared to 1999. The selling prices of many products are indexed to the Lumber Market along with a fixed dollar "adder" to cover conversion costs and profits. Therefore, in periods when the Lumber Market is down, the fixed adder will result in higher gross margins.

- The above increases were offset by lower gross margins on sales to the manufactured housing market due to the effect of price competition and lower volumes on manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased approximately $4.0 million, or 14.2%, in the third quarter of 2000 and increased approximately $5.0 million, or 5.8%, in the first nine months of 2000. These increases were primarily due to new operations and increased compensation related to headcount. Emphasis on growing the site-built business has required additional sales, engineering and other technical professionals.

INTEREST, NET

       Net interest costs increased approximately $0.7 million in the third quarter of 2000 and increased approximately $1.3 million in the first nine months of 2000. These increases were due to

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



a higher average debt balance as a result of recent business acquisitions and share repurchases combined with higher short-term borrowing rates on variable rate debt.

INCOME TAXES

       The Company's effective tax rate was 38.3% in the third quarter of 2000 compared to 39.1% in the same period of 1999. The effective tax rate was 39.0% in the first nine months of 2000 compared to 39.7% in the same period of 1999. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes, provisions for Canadian income taxes and permanent tax differences. The decreases noted above are primarily due to lower estimated state and local income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows provided by operating activities for the first nine months of 2000 increased $34.8 million over the same period of 1999. This improvement is primarily due to the impact of a lower Lumber Market on sales, receivables and inventory, combined with a change in buying practices on certain products. At the end of 1999, the Company purchased certain inventory well in advance of the spring DIY selling season in order to meet expected demand.

         Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of its working capital management. The Company's cash cycle increased to 44 days in the first nine months of 2000 from 41 days in the first nine months of 1999 primarily due to higher average inventory levels associated with the change in buying practices discussed above and longer trade terms associated with the site-built construction market. These factors were partially offset by a longer payment cycle with certain vendors.

         Capital expenditures totaled $23.7 million in the first nine months of 2000 compared to $27.5 million in the same period of 1999. The Company's capital expenditures during the third quarter of 2000 primarily consisted of several projects to improve efficiencies, expand manufacturing capacity at existing plants and costs to complete or acquire several new plants. The Company expects to spend between $14 million and $16 million on capital expenditures for the balance of 2000, which includes outstanding purchase commitments on capital projects totaling approximately $9.3 million on September 23, 2000. The Company intends to satisfy these commitments utilizing its revolving credit facility.

         The Company spent approximately $32.4 million in the first nine months of 2000 related to business acquisitions which are discussed earlier under the caption "Business Combinations." The Company funded the purchase price of these acquisitions using its revolving credit facility.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         Cash flows provided by financing activities decreased to $2.5 million in the first nine months of 2000 from $9.2 million in the same period of 1999. On September 23, 2000, the Company had $23.0 million outstanding on its $175 million revolving credit facility. Financial covenants on the Company's revolving credit facility and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. The Company is well within its requirements at September 23, 2000.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

         The Company is self-insured for environmental impairment liability and accrues for the estimated cost of monitoring or remediation activities. As of November 1, 2000, the Company owns or operates 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remediation activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

         The Company has accrued in other long-term liabilities amounts totaling $2.3 million on September 23, 2000 and September 25, 1999 for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities in the third quarter not registered under the Securities Act.


                                     Date of       Class of     Number                             Consideration
                                        Sale         Stock      of Shares    Purchasers              Exchanged
                                     -----------   ----------   ---------    ----------            -------------
Stock Gift Program                   Various       Common              50    Eligible persons        None


                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNIVERSAL FOREST PRODUCTS, INC.



Date:  November 3, 2000             By:   /s/ William G. Currie
      --------------------             -----------------------------------------
                                          William G. Currie
                                    Its:  Vice Chairman of the Board and
                                          Chief Executive Officer





Date:  November 3, 2000             By:   /s/ Michael R. Cole
      --------------------             -----------------------------------------
                                         Michael R. Cole
                                    Its: Chief Financial Officer

                         UNIVERSAL FOREST PRODUCTS, INC.

                                  EXHIBIT INDEX


Exhibit No.    Description                                              Page No.
-----------    -----------                                              --------

27.3QTR00      Financial Data Schedule                                    27