Form 10-K
period 2000-12-30
UNIVERSAL FOREST PRODUCTS INC
filed 2001-03-28
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. FOR FISCAL YEAR ENDED DECEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF 1934. For the transition period from               to              .
                                                 -------------    -------------

Commission File No.:  0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

        MICHIGAN                                                 38-1465835
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2801 E. BELTLINE, N.E., GRAND RAPIDS, MICHIGAN                      49525
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

    Yes:    X            No:
         -------             -------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, 19,706,769 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $165,961,968 computed at the closing price of $14.3125 on that date.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000 are incorporated by reference into Part I and II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.
                                  Page 1 of 14

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 30, 2000


                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
                                                      PART I

Item 1.       Business.                                                                             3
Item 2.       Properties.                                                                           7
Item 3.       Legal Proceedings.                                                                    7
Item 4.       Submission of Matters to a Vote of Security Holders.                                  7

Additional Item:  Executive Officers of the Registrant.                                             8


                                                      PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Shareholder Matters.                                                                 10
Item 6.       Selected Financial Data.                                                             10
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                                 10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.                          10
Item 8.       Financial Statements and Supplemental Data.                                          11
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                                                 11


                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant.                                  11
Item 11.      Executive Compensation.                                                              11
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.                                                                      11
Item 13.      Certain Relationships and Related Transactions.                                      12


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.                                                                         12

                                     PART I

ITEM 1.  BUSINESS.

(a)    GENERAL DEVELOPMENT OF THE BUSINESS.

Organized as a Michigan corporation in 1955, Universal Forest Products(R), Inc. ("the Company") engineers, manufactures, treats and distributes lumber products for the do-it-yourself (DIY), manufactured housing, industrial, wholesale and site-built construction markets. The Company currently operates 80 facilities throughout the United States, Canada and Mexico.

Information relating to current developments in the Company's business is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000 ("2000 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2000 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company's operations comprise a single industry segment - the engineering, manufacturing, treatment and distribution of lumber products. Accordingly, separate industry segment information is not presented.

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

DIY MARKET. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. National customers in this market are serviced by the Company's sales staff in each region and are assisted by personnel from the Company's headquarters. Generally, terms of sale are established for annual periods, and orders are placed with the Company's regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 32%, 26% and 20% of the Company's total net sales for fiscal 2000, 1999 and 1998, respectively.

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

The products offered to customers in this market include dimension lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under the Company's trademarks. Lumber treated with preservatives is often sold under the Company's PRO-WOOD(R) trademark. Value-added products may be preserved by pressure-treatment or unpreserved, and include the following:

- The Deck Necessities(R) group of products consists of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads.

- The Fence Fundamentals(TM) group of products includes various styles of fences, as well as gates, posts and other components.

- The Outdoor Essentials(R) group of products consists of various home and garden and landscaping items.

- Lattice is sold by the Company under its Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects.

- The Storage Solutions(TM) product line consists primarily of storage building frames and trusses.

The Company also sells engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see "Site-Built Construction Market" below).

The Company is not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis. The Company faces competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. The Company faces increased competition in this market from certain national vendor mills with wood preservation facilities in certain regions. The Company believes the breadth of its product offering, geographic dispersion, close proximity of its plants to core customers, purchasing expertise and service capabilities provide significant competitive advantages in this market. As the customers in this market continue to consolidate, the Company believes it is well-positioned to capture additional market share.

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

While no competitor operates in as widely-dispersed geographic areas as the Company, it does face vigorous competition from suppliers in many geographic regions. The Company estimates that it produces over 45% of the HUD Code roof trusses supplied to this market. The Company's principal competitive advantages include its product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the close proximity of its regional facilities to core customers and its ability to provide national sales programs to certain customers.

INDUSTRIAL MARKET. The Company defines its industrial market as industrial manufacturers and agricultural customers who use pallets, crates and wooden boxes for packaging, shipping and material handling purposes. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing the Company to increase its raw material yields while expanding its business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. The Company services this market with its regional sales personnel supported by a centralized national sales and marketing department.

SITE-BUILT CONSTRUCTION MARKET. The Company entered the site-built construction market through strategic business acquisitions beginning in 1997. The customers comprising this market are primarily large-volume, multi-tract builders and smaller volume custom builders. Customers are serviced by the Company's sales, engineering and design personnel in each region. Generally, terms of sale and pricing are determined based on quotes for each specific job order.

The Company currently supplies customers in this market from 34 facilities located in 15 different states and Canada. These facilities manufacture various engineered wood products used to frame a residential or commercial project, including roof and floor trusses, wall panels, Open Joist 2000 and I-joists. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

The Company is not aware of any competitor that manufactures and distributes a complete line of engineered wood products on a national basis. Competition in this market is fragmented as local regulatory requirements and product preferences have resulted in a regional operating focus. The Company's objective is to continue to increase its manufacturing capacity for this market while developing a national presence. Management expects to face competition from various companies, primarily consisting of contractor-oriented retailer lumberyards which are attempting to expand nationally while adding manufacturing capacity for engineered wood products. The Company believes its primary competitive advantages relate to the engineering and design capabilities of its regional staff, customer relationships, product quality and timeliness of delivery.

SUPPLIERS. The Company is one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). It uses primarily southern yellow pine in its pressure-treating operations and site-built component plants in the Southeastern United States, which it obtains from mills located throughout the states comprising the sun belt. Other species used by the Company include "spruce-pine-fir," from Ontario, Quebec, British Columbia and Alberta, Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of Ponderosa pine; and Brazilian pine. There are numerous primary producers for all varieties used by the Company, and the Company is not dependent on any particular source of supply. The Company's financial resources, in combination with its strong sales network and ability to remanufacture lumber, enable it to purchase a large percentage of a primary producer's output (as opposed to only those dimensions or grades in immediate need), thereby lowering its average cost of raw materials. Management believes this represents a significant competitive advantage.

INTELLECTUAL PROPERTY. The Company owns a patent relating to automated equipment for the manufacture of lattice, a tie-down strap patent related to truss components, and a patent on machinery used in the recycling of drywall. In addition, it owns five registered trademarks: PRO-WOOD(R) relating to preservative-treated wood products; Deck Necessities(R) relating to deck component products; Outdoor Essentials(R) related to lawn and garden items such as planter boxes, fencing products and lattice products; the name Universal Forest Products(R); and a pine tree logo. As the Company develops proprietary brands, it may pursue registration or other formal protection. In addition, it claims common law trademark rights to several other trademarks of lesser importance. While it believes its patent and trademark rights are valuable, the loss of its patent or any trademark would not be likely to have a material adverse impact on the competitive position of the Company.

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

On March 1, 2001 and 2000, backlog orders associated with the site-built construction business approximated $31.8 million and $17.5 million, respectively, representing approximately seven and five weeks of production, respectively. The Company believes the relatively short time period associated with its backlog, in certain regions, provides a significant competitive advantage.

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

WOOD PRESERVATION TREATMENT. Information required for environmental disclosures is incorporated by reference from Footnote L of the Consolidated Financial Statements presented under Item 8 herein.

EMPLOYEES. At March 1, 2001, the Company had approximately 5,400 employees. No Company employees are represented by a labor union, except for employees of an operation acquired in June of 2000 who are represented by a labor union. The Company has never experienced a work stoppage due to a labor dispute, and believes its relations with employees are good.

(d)    FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

The dominant portion of the Company's operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Footnote N of the Consolidated Financial Statements presented under Item 8 herein.

ITEM 2.  PROPERTIES.

The Company's headquarters are located on a ten acre site adjacent to a main thoroughfare in suburban Grand Rapids, Michigan. The headquarters building consists of several one and two story structures of wood construction.

The Company currently has 80 facilities located throughout the United States, Canada and Mexico. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from 7 acres to 48 acres. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.

The Company owns all of its properties, free from any significant mortgage or other encumbrance, except for 10 regional facilities which are leased. The Company believes that all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and positions of all of the Company's executive officers as of March 1, 2001. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

-------------------------------------------------------------------------------------------------------------------
       Name              Age                         Position
-------------------------------------------------------------------------------------------------------------------
Peter F. Secchia          63   Chairman of the Board, Universal Forest Products, Inc.

William G. Currie         53   Chief Exec. Officer and Vice Chair. of the Board, Universal Forest Products, Inc.

Michael B. Glenn          49   President and Chief Operating Officer, Universal Forest Products, Inc.

C. Scott Greene           45   President, Universal Forest Products Eastern Division, Inc.

Robert K. Hill            53   President, Universal Forest Products Western Division, Inc.

Gary A. Wright            53   Exec. Vice Pres. Site-Built, Universal Forest Products Eastern Div., Inc.
                               and President, Shoffner Industries, L.L.C.

Jeff A. Higgs             46   Exec. Vice President Site-Built, Universal Forest Products Western Div., Inc.

Robert D. Coleman         46   Exec. Vice President Manufacturing, Universal Forest Products, Inc.

Philip E. Rogers          50   Exec. Vice Pres. National Sales and Marketing, Universal Forest Products, Inc.

Matthew J. Missad         40   Executive Vice President and Secretary, Universal Forest Products, Inc.

Michael R. Cole           34   Chief Financial Officer and Treasurer, Universal Forest Products, Inc.

Eric S. Maxey             42   Vice President of Administration, Universal Forest Products, Inc.
-------------------------------------------------------------------------------------------------------------------

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

Michael B. Glenn has been employed by the Company since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of the Company's Southwest operations, and on December 1, 1997, became President of Universal Forest Products Western Division, Inc. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer of the Company.

C. Scott Greene joined the Company in February of 1991 as Marketing Manager for Universal Forest Products Southern Company. In November of 1996 he became General Manager of Operations for the Company's Florida Region, and in January of 1999 became Vice President of Marketing for the Company. On January 1, 2000, Mr. Greene became President of Universal Forest Products Eastern Division, Inc.

Robert K. Hill has been with the Company since 1986. In March of 1993, Mr. Hill was elected Senior Vice President of the Company's Far West operations. On December 1, 1997, Mr. Hill became the Executive Vice President of Operations of Universal Forest Products Western Division, Inc., and on January 1, 2000, became President of that Division.

Gary A. Wright, has been affiliated with the Company since March 30, 1998 at which time the Company acquired Shoffner Industries, Inc., with whom he had been employed since 1978. Mr. Wright remained President of Shoffner Industries, L.L.C., and on January 1, 2001 he also became Executive Vice President of Site-Built for Universal Forest Products Eastern Division, Inc.

Jeff A. Higgs, has been an employee of the Company since April 20, 1998, at which time the Company acquired the assets of Advanced Component Systems, Inc. Mr. Higgs served as a Vice President of Operations for Universal Forest Products Western Division, Inc. since 1998, and on January 1, 2001 became Executive Vice President of Site-Built for Universal Forest Products Western Division, Inc.

Robert D. Coleman, has been an employee of the Company since 1979. Mr. Coleman was promoted to Senior Vice President of the Company's Midwest operations in September 1993. On December 1, 1997, Mr. Coleman became the Executive Vice President of Manufacturing of the Universal Forest Products Eastern Division, Inc. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing for the Company.

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

Michael R. Cole, CPA, CMA, joined the Company in November of 1993. In January of 1997, Mr. Cole was promoted to Director of Finance for the Company, and on January 1, 2000 was made Vice President of Finance. On July 19, 2000, Mr. Cole became Chief Financial Officer of the Company.

Eric S. Maxey, an employee of the Company since 1981, has served as Vice President of Administration since 1992.

                                     PART II

The following information items in this Part II, which are contained in the 2000 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2000 Annual Report, that are specifically incorporated by reference, are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference from the 2000 Annual Report under the caption "Price Range of Common Stock and Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is incorporated by reference from the 2000 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from the 2000 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of revolving credit facilities and industrial development revenue bonds. The Company does not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

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

On December 30, 2000, the estimated fair value of the Company's long-term debt, including the current portion, was $153,446,000, which was $6,144,000 less than the carrying value. The estimated fair value is based on rates anticipated to be available to the Company for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated by reference from the 2000 Annual Report under the following captions:

"Independent Auditors' Report"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the Company's definitive Proxy Statement dated March 20, 2001, for the 2001 Annual Meeting of Shareholders, as filed with the Commission ("2001 Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated by reference from the 2001 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2001 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions is incorporated by reference from the 2001 Proxy Statement under the caption "Election of Directors."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2000 Annual Report:

    Independent Auditors' Report
    Consolidated Balance Sheets as of December 30, 2000 and December 25, 1999 Consolidated Statements of Earnings for the Years Ended December 30, 2000,
         December 25, 1999 and December 26, 1998
    Consolidated Statements of Shareholders' Equity for the Years Ended
         December 30, 2000, December 25, 1999 and December 26, 1998
    Consolidated Statements of Cash Flows for the Years Ended December 30, 2000,
         December 25, 1999 and December 26, 1998
    Notes to Consolidated Financial Statements

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

(b) None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2001                 UNIVERSAL FOREST PRODUCTS, INC.



                                       By:   /s/ Peter F. Secchia
                                             -----------------------------------
                                             PETER F. SECCHIA, CHAIRMAN OF THE
                                             BOARD


                                       and


                                             /s/ William G. Currie
                                             -----------------------------------
                                             WILLIAM G. CURRIE, CHIEF EXECUTIVE
                                             OFFICER AND VICE CHAIRMAN OF THE
                                             BOARD


                                       and


                                             /s/ Michael R. Cole
                                             -----------------------------------
                                             MICHAEL R. COLE, CHIEF FINANCIAL
                                             OFFICER AND TREASURER (PRINCIPAL
                                             FINANCIAL AND ACCOUNTING OFFICER)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of March, 2001, by the following persons on behalf of the Company and in the capacities indicated.

       Each Director of the Company whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




/s/ Peter F. Secchia                     /s/ John W. Garside
-------------------------------------    ---------------------------------------
PETER F. SECCHIA, DIRECTOR               JOHN W. GARSIDE, DIRECTOR



/s/ William G. Currie                    /s/ Philip M. Novell
-------------------------------------    ---------------------------------------
WILLIAM G. CURRIE, DIRECTOR              PHILIP M. NOVELL, DIRECTOR



/s/                                      /s/ Louis A. Smith
-------------------------------------    ---------------------------------------
JOHN C. CANEPA, DIRECTOR                 LOUIS A. SMITH, DIRECTOR



/s/ Carroll M. Shoffner
-------------------------------------
CARROLL M. SHOFFNER, DIRECTOR

EXHIBIT NO.            DESCRIPTION

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

4(b)(4) First Amendment to Note Agreement dated November 13, 1998, relating to Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4b(4) to a Form 10K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

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

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

21            List of Registrant's subsidiaries.

23            Consent of Deloitte & Touche LLP.

-----------------


*Indicates a compensatory arrangement.