Form 10-Q
period 2001-03-31
UNIVERSAL FOREST PRODUCTS INC
filed 2001-05-11
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                  -----


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Michigan                                             38-1465835
-----------------------------------                  --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


2801 East Beltline NE, Grand Rapids, Michigan                   49525
---------------------------------------------               ------------
(Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------


                                      NONE
                     ---------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                                Outstanding as of May 1, 2001
-----------------------------------                -----------------------------
Common stock, no par value                                  19,802,383

================================================================================

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 31, 2001
                     and December 30, 2000.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 31, 2001 and March 25, 2000.                                           4

                 Consolidated Condensed Statements of Shareholders' Equity for the
                     Three Months Ended March 31, 2001 and March 25, 2000.                                     5

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 31, 2001 and March 25, 2000.                                           6

                 Notes to Consolidated Condensed Financial Statements.                                       7-10

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    11-20

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   21


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities.                                                                       22

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.

                 (a)     Exhibit Index - NONE.

                 (b) No reports were filed on Form 8-K during the three months ended March 31, 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)
                                                                                    March 31,     December 30,
                                                                                       2001           2000
                                                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      5,273    $     2,392
     Restricted cash equivalents................................................         1,281          1,364
     Accounts receivable (net of allowance for doubtful accounts of
       $1,700 and $1,340).......................................................       105,338         64,386
     Inventories:
          Raw materials.........................................................        50,384         41,885
          Finished goods........................................................        97,803         81,306
                                                                                  ------------    -----------
                                                                                       148,187        123,191
     Other current assets.......................................................         8,852          9,026
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       268,931        200,359

OTHER ASSETS....................................................................        11,758         11,392
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................       113,671        105,579

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       263,351        256,658
     Accumulated depreciation and amortization..................................       (92,599)       (88,668)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       170,752        167,990
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    565,112    $   485,320
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $        795    $     1,270
     Accounts payable...........................................................        59,277         35,589
     Accrued liabilities:
          Compensation and benefits.............................................        19,096         29,423
          Other ................................................................        11,425          4,973
     Current portion of long-term debt and capital lease obligations............        18,260          8,783
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       108,853         80,038

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................       197,336        150,807
DEFERRED INCOME TAXES...........................................................         9,139          9,092
OTHER LIABILITIES...............................................................         9,319          9,614
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       324,647        249,551

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 19,715,974 and 19,719,114...............................        19,716         19,719
     Additional paid-in capital.................................................        79,995         79,800
     Retained earnings..........................................................       141,386        136,645
     Accumulated other comprehensive earnings...................................           523            860
                                                                                  ------------    -----------
                                                                                       241,620        237,024
     Officers' stock notes receivable...........................................        (1,155)        (1,255)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       240,465        235,769
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    565,112    $   485,320
                                                                                  =============   ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(In thousands, except per share data.)
                                                                                         Three Months Ended
                                                                                    ----------------------------
                                                                                      March 31,       March 25,
                                                                                        2001            2000
                                                                                    -------------   ------------
NET SALES     .....................................................................  $   284,638     $  304,072

COST OF GOODS SOLD.................................................................      241,519        263,661
                                                                                     -----------     ----------

GROSS PROFIT.......................................................................       43,119         40,411

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES..........................................................       32,273         27,318
                                                                                     -----------     ----------

EARNINGS FROM OPERATIONS...........................................................       10,846         13,093

INTEREST, NET:
     Interest expense..............................................................        3,199          3,168
     Interest income...............................................................          (72)           (86)
                                                                                     -----------     ----------
                                                                                           3,127          3,082
                                                                                     -----------     ----------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
  AND EQUITY IN EARNINGS OF INVESTEE...............................................        7,719         10,011

INCOME TAXES.......................................................................        2,856          3,953
                                                                                     -----------     ----------

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN
  EARNINGS OF INVESTEE.............................................................        4,863          6,058

MINORITY INTEREST..................................................................          (67)           (23)

EQUITY IN EARNINGS OF INVESTEE.....................................................          181             46
                                                                                     -----------     ----------

NET EARNINGS.......................................................................  $     4,977     $    6,081
                                                                                     ===========     ==========


EARNINGS PER SHARE - BASIC.........................................................  $      0.25     $     0.30

EARNINGS PER SHARE - DILUTED.......................................................  $      0.25     $     0.30

WEIGHTED AVERAGE SHARES  OUTSTANDING...............................................       19,714         20,135

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS................................................................       20,243         20,524



See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(In thousands, except share data.)                                               Accumulated     Officers'
                                                     Additional                     Other          Stock
                                          Common       Paid-In     Retained     Comprehensive      Notes
                                          Stock        Capital     Earnings        Earnings     Receivable     Total
                                        ----------   ----------    ---------    -------------   ----------  ----------
BALANCE AS OF 12/30/00................  $   19,719   $   79,800    $ 136,645      $     860      ($ 1,255)  $  235,769

    Comprehensive earnings:
      Net earnings....................                                 4,977
      Foreign currency translation
        adjustment....................                                                 (337)
    Total comprehensive earnings......                                                                           4,640

    Issuance of 16,160 shares.........          16          195                                                    211

    Repurchase of 19,300 shares.......         (19)                     (236)                                     (255)

    Payments received on officers'
      stock notes receivable..........                                                                100          100
                                        ----------   ----------    ---------      ---------      --------   ----------

BALANCE AS OF 03/31/01................  $   19,716   $   79,995    $ 141,386      $     523      ($ 1,155)  $  240,465



BALANCE AS OF 12/25/99................  $   20,212   $   78,625    $ 115,327      $   1,033      ($   635)  $  214,562

    Comprehensive earnings:
      Net earnings....................                                 6,081
      Foreign currency translation
        adjustment....................                                                  154
    Total comprehensive earnings......                                                                           6,235

    Issuance of 7,296 shares..........           7           84                                                     91

    Repurchase of 159,500 shares......        (159)                   (1,889)                                   (2,048)

    Payments received on officers'
      stock notes receivable..........                                                                124          124
                                        ----------   ----------    ---------      ----------     --------   ----------

BALANCE AS OF 03/25/00................  $   20,060   $   78,709    $ 119,519      $    1,187     ($   511)  $  218,964





See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands.)
                                                                                          Three Months Ended
                                                                                      --------------------------
                                                                                      March 31,       March 25,
                                                                                        2001            2000
                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................    $   4,977       $   6,081
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................        4,577           3,830
     Amortization of non-compete agreements and goodwill..........................        1,045             791
     (Gain) loss on sale of property, plant and equipment.........................                          (88)
     Changes in:
       Accounts receivable........................................................      (37,032)        (37,040)
       Inventories................................................................      (23,587)        (28,095)
       Accounts payable...........................................................       22,600          22,737
       Accrued liabilities and other..............................................       (7,198)         (5,089)
                                                                                      ---------       ---------
     NET CASH FROM OPERATING ACTIVITIES...........................................      (34,618)        (36,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment........................................       (7,781)         (7,271)
Acquisitions, net of cash received................................................      (10,498)
Proceeds from sale of property, plant and equipment...............................          481             209
Other.............................................................................         (391)           (261)
                                                                                      ---------       ---------
     NET CASH FROM INVESTING ACTIVITIES...........................................      (18,189)         (7,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................       58,759          42,908
Proceeds from issuance of long-term debt..........................................                        1,949
Repayment of long-term debt, net..................................................       (2,864)           (379)
Proceeds from issuance of common stock............................................           48              65
Repurchase of common stock........................................................         (255)         (2,048)
                                                                                      ---------       ---------
     NET CASH FROM FINANCING ACTIVITIES...........................................       55,688          42,495
                                                                                      ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................        2,881          (1,701)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................        2,392           4,106
                                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................    $   5,273       $   2,405
                                                                                      =========       =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................    $     731       $     611
     Income taxes paid (refunded).................................................          289          (2,913)

NON-CASH FINANCING ACTIVITIES:
Accounts receivable exchanged for a note receivable...............................                    $     441


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

       In the opinion of management, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, and changes in shareholders' equity of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the consolidated financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 30, 2000.

       Certain reclassifications have been made to the Financial Statements for 2000 to conform to the classifications used in 2001.

B.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                                              Three Months Ended 03/31/01            Three Months Ended 03/25/00
                                          ----------------------------------     -----------------------------------
                                                                       Per                                     Per
                                            Income        Shares      Share         Income        Shares      Share
                                          (Numerator) (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                          ----------  -------------   ------     -----------  -------------   ------
       NET EARNINGS...................     $   4,977                             $   6,081

       EPS - BASIC
       Income available to
         common stockholders..........         4,977       19,714     $0.25          6,081       20,135      $0.30
                                                                      =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                        529                                   389
                                                        ---------                              --------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................     $   4,977       20,243     $0.25      $   6,081       20,524      $0.30
                                           =========    =========     =====      =========     ========      =====

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       Options to purchase 502,971 shares of common stock at exercise prices ranging from $14.75 to $36.01 were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

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

                                                       Three Months Ended
                                                    -------------------------
                                                    March 31,       March 25,
                                                      2001            2000
                                                    ---------       ---------
                  Net Earnings:
                      As Reported..............      $4,977          $6,081
                      Pro Forma................       4,639           5,933

                  EPS - Basic:
                      As Reported..............       $0.25           $0.30
                      Pro Forma................       $0.24           $0.29

                  EPS - Diluted:
                      As Reported..............       $0.25           $0.30
                      Pro Forma................       $0.23           $0.29

       The fair value of each option granted in the three months ended March 31, 2001 and March 25, 2000 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                                  2001        2000
                                                                  ----        ----
                      Risk Free Interest Rate.............         4.6%          6.20%
                      Expected Life.......................    4.5 years      5.7 years
                      Expected Volatility.................       26.62%         27.17%
                      Expected Dividend Yield.............        0.40%          0.40%

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       Stock option activity for the three months ended March 31, 2001 is as follows:

                                                                          Shares of           Weighted-
                                                                       Common Stock             Average
                                                                    Attributable to      Exercise Price
                                                                            Options          of Options
                                                                    ---------------      --------------
           Outstanding on December 30, 2000                               1,661,538              $12.95
           Granted                                                          390,597               14.13
           Exercised                                                              0                 n/a
           Forfeited                                                        (50,887)               8.34
           ------------------------------------------               ---------------
           Outstanding on March 31, 2001                                  2,001,248              $13.28

       The following table summarizes information concerning options on March 31, 2001 (there are no options exercisable at March 31, 2001):

                                                                        Weighted-Average
                                                        Number                 Remaining
           Range of Exercise Prices                Outstanding          Contractual Life
           ------------------------                -----------          ----------------
           $4.50 - $10.00                              557,500                      2.64
           $10.01 - $25.00                           1,333,748                      4.40
           $25.01 - $36.01                             110,000                     10.27
                                                    ----------
                                                     2,001,248
                                                    ==========

       No options to purchase shares were granted during the first three months ended March 31, 2001 at exercise prices which exceeded the market price on the date of grant. Options to purchase 40,000 shares with a weighted-average exercise price of $21.56 were granted during the three months ended March 25, 2000 at exercise prices which exceeded the market price on the date of grant.

D.     BUSINESS COMBINATIONS

       On February 28, 2001, a subsidiary of the Company acquired 50% of the assets of D&R Framing Contractors ("D&R") of Englewood, Colorado. The total purchase price to the Company was approximately $7.6 million. The excess of the purchase price over the estimated fair value of the acquired assets, assumed liabilities and minority interest was $7.0 million, and has been recorded as goodwill, to be amortized over a straight-line basis for 20 years. D&R's results of operations are included in the Company's consolidated condensed financial statements since the date of acquisition.

       On March 2, 2001, a subsidiary of the Company acquired the remaining 50% of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. (collectively "TED"). The second purchase price for the remaining stock of TED was approximately $3.5 million. The excess of the purchase price over the previously recorded

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       minority interest was $2.3 million, and has been recorded as goodwill, to be amortized over a straight-line basis for 20 years.

E.     SUBSEQUENT EVENT

       On April 3, 2001, a subsidiary of the Company acquired certain assets of the Sunbelt Wood Components Division of Kevco Manufacturing, L.P. The assets include component-manufacturing facilities in North Carolina, Alabama, Georgia and Arizona, which serve the manufactured housing and industrial markets. The total purchase price for the assets was $7.8 million.

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

Market Growth:

       The Company's sales growth is dependent, in part, upon growth of the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired. The manufactured housing industry is currently hampered by market conditions, including an oversupply of product and tightened credit policies, which have impacted the Company's ability to achieve short-term growth objectives. A continued downturn in this market could adversely affect the Company's operating results.

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

Consolidation:

       The Company is witnessing consolidation by its customers. These consolidations will result in a larger portion of the Company's sales being made to some customers and may limit the customer base the Company is able to serve.

Government Regulations:

       The Company is subject to a variety of government regulations which create a financial burden on the Company. If additional laws and regulations are enacted in the future which restrict the ability of the Company to manufacture or market its products, including its preservative-treated products, it could adversely affect the Company's sales and profits. If existing laws are interpreted differently, it could increase the financial cost to the Company.

       The Company's wood preservation process involves the use of a chromated copper arsenate (CCA) solution that is applied to wood products under pressure. The Company understands, based on published industry reports, that CCA is a safe and effective product to prolong the use of many of the Company's wood products. The Company is aware of certain allegations that the existence of arsenic in such products presents a threat to public health. To date, the Company has no evidence supporting the validity of any of these allegations. Nevertheless, and presumably due to these allegations, the State of Florida has imposed a moratorium on the use of CCA treated wood in Florida state parks. The expansion of limits on the use of CCA treated lumber within Florida or by other states could have a negative impact on the Company's results of operations.

       The United States government recently suspended the implementation of proposed changes in the arsenic drinking water standards adopted in the last days of the Clinton administration. If the proposed changes are adopted, which reduce the current standard for arsenic of 50 parts per billion, the Company anticipates that other threshold levels, such as storm water and soil limitations, will

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


be reduced. These requirements, if adopted, could have a significant adverse impact on the Company's cost of operations.

Weather Conditions:

       The majority of the Company's products are used or installed in outdoor construction activities, therefore its short-term sales volume and profits can be negatively affected by adverse weather conditions. In addition, adverse weather conditions can negatively impact the Company's productivity and costs per unit.

Seasonality:

       Some aspects of the Company's business are seasonal in nature and results of operations vary from quarter to quarter. The Company's treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk. Treated lumber sales are generally at their highest levels between the months of April through August. This sales peak, combined with capacity constraints in the wood treatment process, requires the Company to build its inventory of treated lumber throughout the winter and spring. Since sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, the Company's profits can be negatively affected by prolonged declines in the Lumber Market during its primary selling season. To mitigate this risk, programs are maintained with certain vendors and customers that are intended to decrease the Company's exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market. Vendor programs also allow the Company to carry a lower investment in inventories.

E-Business/E-Commerce:

       While the Company has invested heavily in technology and established electronic business-to-business efficiencies with certain customers and vendors, the willingness of customers and vendors to modify existing distribution strategies poses a potential risk. The Company believes the nature of its products, together with its value-added services, ensures that it has a secure position in the supply chain.

When analyzing this report to assess the future performance of the Company, please recognize the potential impact of the various factors set forth above.


                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the three months ended March 31, 2001 and March 25, 2000:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                                         Random Lengths Composite
                                                                Average $/MBF
                                                         ------------------------
                                                             2001        2000
                                                             ----        ----
                  January............................        $269        $386
                  February...........................         285         385
                  March..............................         306         382


                  First quarter average..............        $287        $384


                  First quarter percentage
                    decrease from 2000...............      (25.3%)

       In addition, a SYP composite price, prepared and used by the Company, is presented below. Sales of products produced using this species comprise up to fifty percent of the Company's sales volume.


                                                         Random Lengths SYP
                                                             Average $/MBF
                                                         ------------------
                                                           2001      2000
                                                           ----      ----
                  January............................      $369      $488
                  February...........................       393       490
                  March..............................       408       494


                  First quarter average..............      $390      $491


                  First quarter percentage
                    decrease from 2000...............    (20.6%)

       The effects of the Lumber Market on the Company's results of operations are discussed below under the caption "Net Sales."


                              BUSINESS COMBINATIONS

       On February 28, 2001, a subsidiary of the Company acquired 50% of the assets of D&R Framing Contractors ("D&R") of Englewood, Colorado for approximately $7.6 million. D&R had net sales in fiscal 2000 totaling approximately $44 million.

       On March 2, 2001, a subsidiary of the Company acquired the remaining 50% of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. (collectively "TED"). The second purchase price for the remaining stock of TED was approximately $3.5 million.

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

                                                For the Three Months Ended
                                                --------------------------
                                                 March 31,       March 25,
                                                   2001            2000
                                                 ---------       ---------
Net sales....................................     100.0%          100.0%
Cost of goods sold...........................      84.9            86.7
                                                 ---------       ---------

Gross profit.................................      15.1            13.3
Selling, general, and
  administrative expenses....................      11.3             9.0
                                                 ---------      ----------

Earnings from operations.....................       3.8             4.3
Interest, net................................       1.0             1.0
                                                 ---------       ---------

Earnings before income taxes,
  minority interest and equity in
  earnings of investee.......................       2.8             3.3
Income taxes.................................       1.0             1.3
                                                 ---------      ----------

Earnings before minority interest and
  equity in earnings of investee.............       1.8             2.0
Minority interest............................      (0.0)           (0.0)
Equity in earnings of investee...............       0.0             0.0
                                                 --------       ---------

Net earnings.................................       1.8%            2.0%
                                                 =======         =======

NET SALES

       The Company engineers, manufactures, installs, treats and distributes lumber and other building products to the do-it-yourself ("DIY"), manufactured housing, wholesale lumber, industrial and conventional site-built construction markets. The Company's strategic sales objectives include:

- Diversifying the Company's end market sales mix by increasing its sales of specialty wood packaging to industrial users and engineered wood products to the site-built construction market. Engineered wood products include roof trusses, wall panels and floor systems.

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY market; specialty wood packaging; and

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    engineered wood products. A long-term goal of the Company is to achieve a ratio of value-added sales to total sales of at least 50%. Although the Company considers the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

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

       This information is included in the tables and narrative that follow.

       The following table presents, for the periods indicated, the Company's net sales (in thousands) and percentage of total net sales by market classification.

                                               For the Three Months Ended
                                  ---------------------------------------------------
                                   March 31,                    March 25,
Market Classification                2001           %             2000          %
---------------------             ----------    ----------     ----------  ----------
DIY/Retail.....................     $127,704       44.8%         $134,280     44.2%
Manufactured Housing...........       50,835       17.9            78,182     25.7
Site-Built Construction........       62,198       21.9            48,615     16.0
Industrial.....................       26,774        9.4            26,380      8.7
Wholesale Lumber...............       17,127        6.0            16,615      5.4
                                  ----------    ----------     ----------  ----------
Total..........................     $284,638      100.0%         $304,072    100.0%
                                  ==========    ==========     ==========  ==========

       Net sales in the first quarter of 2001 decreased compared to the first quarter of 2000, reflecting a decrease in overall selling prices, partially offset by an increase in units shipped. Overall selling prices decreased due to the deflated Lumber Market (see "Fluctuations in Lumber Prices"). The increase in units shipped was primarily driven by sales from newly acquired plants serving the site- built construction market, increased unit sales to the industrial market and additional business with the Company's largest DIY customer.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       The following table presents, for the periods indicated, the Company's percentage of value-added and commodity-based sales to total sales.

                                              Three Months Ended
                                        ------------------------------
                                         March 31,          March 25,
                                           2001               2000
                                        -----------        -----------
Value-Added...........................     50.3%              44.0%
Commodity-Based.......................     49.7%              56.0%

       Note: In the second quarter of 2000, the Company reviewed the classification of its value-added and commodity-based products and made certain reclassifications. Prior year information has been restated due to these reclassifications.

       The increase in the ratio of value-added sales to total sales in the first quarter was primarily due to increased sales of engineered roof trusses, I-joists and Open Joist 2000 products to the site-built construction and retail markets. In addition, commodity and treated lumber sales decreased due to a decline in units shipped to the manufactured housing market and a decline in overall selling prices due to the deflated Lumber Market. The above factors were partially offset by a 31% decline in truss sales to the manufactured housing market.

DIY/Retail:

       Net sales to the DIY/retail market decreased in the first quarter of 2001 compared to the same period of 2000. This decrease was primarily due to a decrease in overall selling prices caused by the deflated Lumber Market, offset by a 10% increase in unit sales to the Company's largest customer.

Manufactured Housing:

       Net sales to the manufactured housing market decreased in the first quarter of 2001 compared to the same period of 2000. The Company's unit sales have decreased as these customers continue to struggle with an oversupply of finished homes at the retail level, tight credit conditions and an increase in repossessions. The industry expects this situation to continue for the next three or four quarters. In addition, overall selling prices declined due to the deflated Lumber Market.

Site-Built Construction:

       Net sales to the site-built construction market increased in the first quarter of 2001 compared to the same period of 2000. This increase was primarily due to increased unit sales as a result of the acquisition of TED and Gang-Nail Components in the second quarter of 2000 and D&R in the first quarter of 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Industrial:

       Net sales to the industrial market increased slightly in the first quarter of 2001 compared to the same period of 2000. This increase was primarily due to increased market share in several regions from redirecting sales efforts and manufacturing capacity at certain plants as a result of the downturn in the manufactured housing market.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased in the first quarter of 2001 compared to the same period of 2000. This increase was primarily due to:

- An increase in the ratio of value-added product sales to the Company's total sales due to increased sales of engineered wood products to the site-built construction market.

- An increase in gross margins on many products due to the low level of the Lumber Market in the first quarter of 2001 compared to 2000. The selling prices of several products are indexed to the Lumber Market along with a fixed dollar "adder" to cover conversion costs and profits. Therefore, in periods when the Lumber Market is down, the fixed adder will result in higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased in the first quarter of 2001 compared to the same period of 2000. This increase was primarily due to:

- Expenses added through business acquisitions and other new operations.

- An increase in selling and administrative headcount to support the growth of the business and to pursue strategic initiatives.

INTEREST, NET

       Net interest costs increased slightly in the first quarter of 2001 compared to the same period of 2000. This increase was due to a higher average debt balance as a result of recent business acquisitions, offset by a decrease in short-term borrowing rates on variable rate debt.

INCOME TAXES

       The Company's effective tax rate was 37.0% in the first quarter of 2001 compared to 39.5% in the same period of 2000. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows used in operating activities decreased slightly in the first quarter of 2001 compared to the same period of 2000. This improvement was primarily due to the impact of a lower Lumber Market on sales, receivables and inventory.

       Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of its working capital management. The Company's cash cycle increased to 55 days in the first three months of 2001 from 52 days in the first three months of 2000 primarily due to a longer receivables cycle. The receivables cycle increased primarily due to a greater percentage of the Company's sales being made to the site-built construction market and a general lag in the receivable cycle.

       Capital expenditures totaled $7.8 million in the first three months of 2001 compared to $7.3 million in the same period of 2000. The Company's capital expenditures during the first quarter of 2001 primarily consisted of several projects to improve efficiencies, expand manufacturing capacity at existing plants and costs to acquire new plants. The Company expects to spend between $28 million and $32 million on capital expenditures for the balance of 2001, which includes outstanding purchase commitments on capital projects totaling approximately $11.2 million on March 31, 2001. The Company intends to satisfy these commitments utilizing its revolving credit facilities.

       The Company spent approximately $10.5 million in the first three months of 2001 related to business acquisitions which are discussed earlier under the caption "Business Combinations." The Company funded the purchase price of these acquisitions using its revolving credit facilities.

       Cash flows provided by financing activities increased in the first three months of 2001 compared to the same period of 2000, primarily due to borrowings to fund business acquisitions. On March 31, 2001, the Company had $64 million outstanding on its $175 million primary revolving credit facility and $17.7 million Canadian ($11.7 million U.S.) outstanding on its $20 million Canadian revolving credit facility. Financial covenants on the Company's revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. The Company was within its requirements at March 31, 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

       The Company is self-insured for environmental impairment liability and accrues for the estimated cost of monitoring or remediation activities. As of March 31, 2001, the Company owns or operates 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remediation activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

       The Company has accrued in other long-term liabilities amounts totaling $2.4 million and $2.3 million on March 31, 2001 and March 25, 2000, respectively, for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities in the first quarter not registered under the Securities Act.


                                     Date of      Class of        Number                            Consideration
                                       Sale         Stock        of Shares   Purchasers               Exchanged
                                     --------     --------       ---------   ----------             -------------
Stock Gift Program                   Various       Common              450   Eligible persons        None

Directors' Stock Grant Program       01/08/01      Common            1,500   Directors               Director
                                                                                                     services

                         UNIVERSAL FOREST PRODUCTS, INC.




                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL FOREST PRODUCTS, INC.



Date:  May 11, 2001                  By: /s/ William G. Currie
      -----------------------           ----------------------------------------
                                           William G. Currie
                                     Its:  Vice Chairman of the Board and Chief
                                           Executive Officer




Date:  May 11, 2001                  By:  /s/ Michael R. Cole
      -----------------------            ---------------------------------------
                                           Michael R. Cole
                                     Its:  Chief Financial Officer