Form 10-Q
period 2001-06-30
UNIVERSAL FOREST PRODUCTS INC
filed 2001-08-09
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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


                                      NONE
                ------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                          Outstanding as of August 1, 2001
   -----------------------------------          --------------------------------
       Common stock, no par value                           19,805,055

================================================================================

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at June 30, 2001
                     and December 30, 2000.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Six Months Ended June 30, 2001 and June 24, 2000.                                         4

                 Consolidated Condensed Statements of Cash Flows for the Six
                     Months Ended June 30, 2001 and June 24, 2000.                                             5

                 Notes to Consolidated Condensed Financial Statements.                                       6-8

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    9-19

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   20


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings.                                                                           21

     Item 2.     Changes in Securities.                                                                       21

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders.                                         22

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.                                                            22

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(in thousands, except share data)

                                                                                    June 30,      December 30,
                                                                                      2001            2000
                                                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      8,490    $     2,392
     Restricted cash equivalents................................................           723          1,364
     Accounts receivable (net of allowance for doubtful accounts of
       $2,018 and $1,340).......................................................       140,698         64,386
     Inventories:
          Raw materials.........................................................        50,343         41,885
          Finished goods........................................................        97,726         81,306
                                                                                  ------------    -----------
                                                                                       148,069        123,191
     Other current assets.......................................................         8,210          9,026
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       306,190        200,359

OTHER ASSETS....................................................................        11,698         11,392
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................       114,903        105,579

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       276,936        256,658
     Accumulated depreciation and amortization..................................       (97,355)       (88,668)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       179,581        167,990
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    612,372    $   485,320
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      1,020    $     1,270
     Accounts payable...........................................................        73,673         35,589
     Accrued liabilities:
          Compensation and benefits.............................................        25,852         29,423
          Other ................................................................        20,350          4,973
     Current portion of long-term debt and capital lease obligations............        21,360          8,783
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       142,255         80,038

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................       197,197        150,807
DEFERRED INCOME TAXES...........................................................         9,128          9,092
OTHER LIABILITIES...............................................................         9,734          9,614
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       358,314        249,551

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 19,802,633 and 19,719,114...............................        19,803         19,719
     Additional paid-in capital.................................................        80,585         79,800
     Retained earnings..........................................................       153,902        136,645
     Accumulated other comprehensive earnings...................................           923            860
                                                                                  ------------    -----------
                                                                                       255,213        237,024
     Officers' stock notes receivable...........................................        (1,155)        (1,255)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       254,058        235,769
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    612,372    $   485,320
                                                                                  ============    ===========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share data)

                                                       Three Months Ended                 Six Months Ended
                                                  -----------------------------     ----------------------------
                                                     June 30,       June 24,          June 30,        June 24,
                                                       2001            2000             2001            2000
                                                  --------------- --------------    -------------  --------------

NET SALES........................................  $  486,348     $  431,578        $  770,986     $  735,650

COST OF GOODS SOLD...............................     419,951        374,280           661,470        637,941
                                                   ----------     ----------        ----------     ----------

GROSS PROFIT.....................................      66,397         57,298           109,516         97,709

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................      38,869         32,045            71,142         59,363
                                                   ----------     ----------        ----------     ----------

EARNINGS FROM OPERATIONS.........................      27,528         25,253            38,374         38,346

INTEREST, NET:
     Interest expense............................       3,539          3,607             6,738          6,775
     Interest income.............................        (245)          (160)             (317)          (246)
                                                   ----------     ----------        ----------     ----------
                                                        3,294          3,447             6,421          6,529
                                                   ----------     ----------        ----------     ----------

EARNINGS BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY IN
  EARNINGS (LOSS) OF INVESTEE....................      24,234         21,806            31,953         31,817

INCOME TAXES.....................................       9,179          8,563            12,035         12,516
                                                   ----------     ----------        ----------     ----------

EARNINGS BEFORE MINORITY
  INTEREST AND EQUITY IN EARNINGS
  (LOSS) OF INVESTEE.............................      15,055         13,243            19,918         19,301

MINORITY INTEREST................................        (794)          (307)             (861)          (330)

EQUITY IN EARNINGS (LOSS)
  OF INVESTEE....................................         (23)           (19)              158             27
                                                   ----------     ----------        ----------     ----------

NET EARNINGS.....................................  $   14,238     $   12,917        $   19,215     $   18,998
                                                   ==========     ==========        ==========     ==========


EARNINGS PER SHARE - BASIC.......................  $     0.72     $     0.64        $     0.97     $     0.94

EARNINGS PER SHARE - DILUTED.....................  $     0.70     $     0.63        $     0.95     $     0.93

WEIGHTED AVERAGE SHARES
  OUTSTANDING....................................      19,792         20,144            19,753         20,140

WEIGHTED AVERAGE SHARES
  OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS..............................      20,388         20,501            20,315         20,513

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                           Six Months Ended
                                                                                    -----------------------------
                                                                                         June 30,       June 24,
                                                                                            2001           2000
                                                                                    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     19,215   $     18,998
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................         9,498          7,862
     Amortization of non-compete agreements and goodwill..........................         2,180          1,639
     Loss on sale of property, plant and equipment................................            38              5
     Changes in:
       Accounts receivable........................................................       (68,218)       (40,083)
       Inventories................................................................       (21,951)        (9,577)
       Accounts payable...........................................................        36,701         23,647
       Accrued liabilities and other..............................................         9,909          3,209
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................       (12,628)         5,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment........................................       (17,924)       (15,623)
Acquisitions, net of cash received................................................       (21,559)       (32,386)
Proceeds from sale of property, plant and equipment...............................           399            440
Other.............................................................................           512           (520)
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (38,572)       (48,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................        67,600         48,774
Proceeds from issuance of long-term debt..........................................                        1,937
Repayment of long-term debt, net..................................................        (9,038)        (7,181)
Proceeds from issuance of common stock............................................           783            379
Dividends paid to shareholders....................................................          (792)          (808)
Repurchase of common stock........................................................        (1,255)        (2,070)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................        57,298         41,031
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................         6,098         (1,358)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................         2,392          4,106
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      8,490   $      2,748
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      6,554   $      6,117
     Income taxes paid ...........................................................         2,434          3,359

NON-CASH FINANCING ACTIVITIES:
Stock exchanged for note receivable...............................................                 $        801



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


B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $14.6 million and $12.9 million for the quarters ending June 30, 2001 and June 24, 2000, respectively. During the six months ended June 30, 2001 and June 24, 2000, comprehensive income was approximately $19.3 million and $19.1 million, respectively.


C.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                           Three Months Ended 6/30/01            Three Months Ended 6/24/00
                                      -------------------------------------  -------------------------------------
                                                                    Per                                     Per
                                        Income        Shares       Share        Income        Shares       Share
                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                      -----------  -------------   ------     -----------  -------------   ------
       NET EARNINGS...................  $  14,238                             $  12,917


       EPS - BASIC
       Income available to
         common stockholders..........     14,238       19,792     $0.72         12,917       20,144       $0.64
                                                                   =====                                   =====


       EFFECT OF DILUTIVE SECURITIES
       Options........................                     596                                   357
                                                     ---------                              --------


       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................  $  14,238       20,388     $0.70      $  12,917       20,501       $0.63
                                        =========    =========     =====      =========     ========       =====

                                            Six Months Ended 6/30/01               Six Months Ended 6/24/00
                                      -------------------------------------  -------------------------------------
                                                                    Per                                     Per
                                        Income        Shares       Share        Income        Shares       Share
                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                      -----------  -------------   ------     -----------  -------------   ------
       NET EARNINGS...................  $  19,215                             $  18,998


       EPS - BASIC
       Income available to
         common stockholders..........     19,215       19,753     $0.97         18,998       20,140       $0.94
                                                                   =====                                   =====


       EFFECT OF DILUTIVE SECURITIES
       Options........................                     562                                   373
                                                     ---------                              --------


       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................  $  19,215       20,315     $0.95      $  18,998       20,513       $0.93
                                        =========    =========     =====      =========     ========       =====

       Options to purchase 434,547 shares of common stock at exercise prices ranging from $18.25 to $36.01 were outstanding at June 30, 2001, but were not included in the computation of diluted EPS for the quarter and six months ended June 30, 2001 because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.


D.     GOODWILL AND OTHER INTANGIBLE ASSETS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized, however tests for impairment will be

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2002. Pre-tax amortization of goodwill for the six months ended June 30, 2001, was $1.7 million. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements.


E.     BUSINESS COMBINATIONS

       On February 28, 2001, a subsidiary of the Company acquired 50% of the assets of D&R Framing Contractors ("D&R") of Englewood, Colorado. The total purchase price to the Company was approximately $7.6 million. The excess of the purchase price over the estimated fair value of the acquired assets, assumed liabilities and minority interest was $7.0 million, and has been recorded as goodwill. D&R's results of operations are included in the Company's consolidated condensed financial statements since the date of acquisition.

       On March 2, 2001, a subsidiary of the Company acquired the remaining 50% of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. (collectively "TED"). The purchase price for the remaining stock of TED was approximately $3.5 million. The excess of the purchase price over the previously recorded minority interest was $2.3 million, and has been recorded as goodwill. TED's results of operations are included in the Company's consolidated condensed financial statements since the date of the initial acquisition.

       On June 1, 2001, subsidiaries of the Company acquired certain assets of the Superior Truss Division of Banks Corporation ("Superior"). The assets include operations in Syracuse, Indiana and Minneota, Minnesota which serve the site-built construction market. The total purchase price for the assets was approximately $11.0 million. The excess of the purchase price over the estimated fair value of the acquired assets was $2.1 million and has been recorded as goodwill. Superior's results of operations are included in the Company's consolidated condensed financial statements since the date of acquisition.

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

Market Growth:

       The Company's sales growth is dependent, in part, upon growth of the markets it serves. If the Company's markets do not achieve anticipated growth, or if the Company fails to maintain its market share, financial results could be impaired. The manufactured housing industry is currently hampered by market conditions, including an oversupply of product, increased repossessions and tightened credit policies, which have impacted the Company's ability to achieve short-term growth objectives. A continued downturn in this market could adversely affect the Company's operating results.

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

       The United States government recently suspended the implementation of proposed changes in the arsenic drinking water standards adopted in the last days of the Clinton administration. If the proposed changes are adopted, which reduce the current standard for arsenic of 50 parts per billion,

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


the Company anticipates that other threshold levels, such as storm water and soil limitations, will be reduced. These requirements, if adopted, could have a significant adverse impact on the Company's cost of operations.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                          FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the six months ended June 30, 2001 and June 24, 2000:

                                                        Random Lengths Composite
                                                             Average $/MBF
                                                        ------------------------
                                                            2001        2000
                                                            ----        ----
                  January............................        $269        $386
                  February...........................         285         385
                  March..............................         306         382
                  April..............................         331         359
                  May................................         411         326
                  June...............................         365         331


                  Second quarter average.............        $369        $339
                  Year-to-date average...............        $328        $362

                  Second quarter percentage
                    increase from 2000...............        8.9%
                  Year-to-date percentage
                    decrease from 2000...............      (9.4%)

       In addition, a SYP composite price, prepared and used by the Company, is presented below. Sales of products produced using this species comprise up to 50% of the Company's sales volume.

                                                              Average $/MBF
                                                            -----------------
                                                            2001         2000
                                                            ----         ----
                  January............................       $369         $488
                  February...........................        393          490
                  March..............................        408          494
                  April .............................        427          483
                  May................................        509          439
                  June...............................        496          456

                  Second quarter average.............       $477         $459
                  Year-to-date average...............       $434         $475

                  Second quarter percentage
                    increase from 2000...............        3.9%
                  Year-to-date percentage
                    decrease from 2000 ..............      (8.6%)


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

       On March 2, 2001, a subsidiary of the Company acquired the remaining 50% of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. (collectively "TED"). The purchase price for the remaining stock of TED was approximately $3.5 million.

       On June 1, 2001, subsidiaries of the Company acquired certain assets of the Superior Truss Division of Banks Corporation ("Superior"). The assets include operations in Syracuse, Indiana and Minneota, Minnesota which serve the site-built construction market. The total purchase price for the assets was approximately $11.0 million. Superior had net sales in fiscal 2000 totaling approximately $20 million.


                              RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the components of the Company's Consolidated Condensed Statement of Earnings as a percentage of net sales.

                                                For the Three Months Ended          For the Six Months Ended
                                                --------------------------          ------------------------
                                                  June 30,       June 24,            June 30,        June 24,
                                                    2001          2000                2001            2000
                                               -------------  -------------        ----------      ----------
Net sales....................................     100.0%          100.0%              100.0%          100.0%
Cost of goods sold...........................      86.3            86.7                85.8            86.7
                                                 ---------       ---------           ---------       ---------

Gross profit.................................      13.7            13.3                14.2            13.3
Selling, general, and
  administrative expenses....................       8.0             7.4                 9.2             8.1
                                                ----------      ----------           ---------        --------

Earnings from operations.....................       5.7             5.9                 5.0             5.2
Interest, net................................       0.7             0.8                 0.8             0.9
                                                 ---------       ---------            --------        --------

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Earnings before income taxes,
  minority interest and equity in
  earnings (loss) of investee................       5.0             5.1                 4.2             4.3
Income taxes.................................       1.9             2.0                 1.6             1.7
                                                 ------          ------             -------          ------

Earnings before minority interest and
  equity in earnings (loss) of investee......       3.1             3.1                 2.6             2.6
Minority interest............................      (0.2)           (0.1)               (0.1)           (0.0)
Equity in earnings (loss) of investee........      (0.0)           (0.0)                0.0             0.0
                                                 ------          ------             -------          ------

Net earnings.................................       2.9%            3.0%                2.5%            2.6%
                                                 ======          ======             =======          ======

NET SALES

       The Company engineers, manufactures, installs, treats and distributes lumber and other building products to the do-it-yourself ("DIY"), site-built construction, manufactured housing, wholesale lumber and industrial markets. The Company's strategic sales objectives include:

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

                                       For the Three Months Ended                     For the Six Months Ended
                                ------------------------------------------    -----------------------------------------
                                  June 30,              June 24,                June 30,             June 24,
Market Classification               2001        %         2000       %           2001        %        2000          %
---------------------           ----------  --------  ----------  -------     ----------  -------   ---------    -------
DIY............................ $  272,407    56.0%     $230,899    53.5%     $  400,483    51.9%   $  365,612    49.7%
Site-Built Construction........     81,963    16.9        62,987    14.6         143,817    18.7       111,890    15.2
Manufactured Housing...........     74,907    15.4        84,413    19.6         124,568    16.2       160,510    21.8
Industrial.....................     34,086     7.0        32,450     7.5          62,515     8.1        59,577     8.1
Wholesale Lumber...............     22,985     4.7        20,829     4.8          39,603     5.1        38,061     5.2
                                ----------   ------     --------   ------     ----------   ------   ----------   ------
Total.......................... $  486,348   100.0%     $431,578   100.0%     $  770,986   100.0%   $  735,650   100.0%
                                ==========   ======     ========   ======     ==========   ======   ==========   ======

  Note: In the second quarter of 2001, the Company reviewed the classification of its customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

       Net sales in the second quarter of 2001 increased 12.7% compared to the second quarter of 2000, resulting from an increase in units shipped. Overall selling prices were minimally impacted by the Lumber Market (see "Fluctuations in Lumber Prices"). The increase in units shipped was primarily driven by sales from newly acquired plants serving the site-built construction market, increased unit sales to the industrial market and additional business with the Company's largest DIY customer.

       Net sales increased in the first six months of 2001 compared to the same period of 2000, primarily due to an increase in units shipped, partially offset by a decrease in overall selling prices. The increase in units shipped was due to the same factors stated above. Overall selling prices decreased due to the Lumber Market (see "Fluctuations in Lumber Prices").

       The following table presents, for the periods indicated, the Company's percentage of value-added and commodity-based sales to total sales.

                                           Three Months Ended               Six Months Ended
                                        ------------------------       --------------------------
                                         June 30,       June 24,        June 30,        June 24,
                                          2001           2000             2001            2000
                                        ---------      ---------       ----------      ----------
Value-Added...........................     45.4%          41.4%           47.2%            42.5%
Commodity-Based.......................     54.6%          58.6%           52.8%            57.5%

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       Value-added sales increased 23.6% in the second quarter and 16.5% for the first six months of 2001, primarily due to increased sales of engineered roof trusses, I-joists and Open Joist 2000 products to the site-built construction market and fencing and decking to the DIY market. The increase in sales of these products was partially offset by a decline in truss sales to the manufactured housing market. In addition, commodity-based sales decreased due to a decline in units shipped to the manufactured housing market.

DIY/Retail:

       Net sales to the DIY/retail market increased in the second quarter and first six months of 2001 compared to the same periods of 2000. These increases were due primarily to an increase in sales to the Company's largest customer as a result of new store openings, additional business the Company was able to capture and improved weather conditions.

Site-Built Construction:

       Net sales to the site-built construction market increased in the second quarter and first six months of 2001 compared to the same periods of 2000. These increases were primarily due to increased unit sales as a result of newly acquired facilities. In addition, sales increased 6.5% and 6.1% from existing facilities in the second quarter and first six months of 2001, respectively.

Manufactured Housing:

       Net sales to the manufactured housing market decreased in the second quarter and first six months of 2001 compared to the same periods of 2000, primarily due to a decline in units shipped. The industry continues to struggle with an oversupply of finished homes at the retail level, tight credit conditions and an increase in repossessions. On April 3, 2001, the Company increased its market share by acquiring certain assets of the Sunbelt Wood Components division of Kevco, Inc.

Industrial:

       Net sales to the industrial market increased in the second quarter and first six months of 2001 compared to the same periods of 2000. These increases were primarily due to increased market share in several regions from redirecting sales efforts and manufacturing capacity at certain plants as a result of the downturn in the manufactured housing market.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales increased in the second quarter of 2001 compared to the same period of 2000. This increase was primarily due to an increase in the ratio of value-added

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


product sales to the Company's total sales due to increased sales of engineered wood products to the site-built construction market and fencing and decking to the DIY market.

       Gross profit as a percentage of net sales increased in the first six months of 2001 compared to the same period of 2000. In addition to the above factor, the increase was due to the lower overall level of the Lumber Market in the first six months of 2001 compared to 2000. The selling prices of several products are indexed to the Lumber Market along with a fixed dollar "adder" to cover conversion costs and profits. Therefore, in periods when the Lumber Market is down, the fixed adder will result in higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased in the second quarter and first six months of 2001 compared to the same periods of 2000. These increases were primarily due to expenses added through business acquisitions and other new operations, and an increase in selling and administrative headcount to support the growth of the business and to pursue strategic initiatives.

INTEREST, NET

       Net interest costs remained relatively flat in the second quarter and first six months of 2001 compared to the same periods of 2000. Although the Company had a higher average debt balance as a result of business acquisitions in 2001, this was offset by a decrease in short-term borrowing rates on variable rate debt.

INCOME TAXES

       The Company's effective tax rate was 37.9% in the second quarter of 2001 compared to 39.3% in the same period of 2000. The effective tax rate was 37.7% in the first six months of 2001 compared to 39.3% in the same period of 2000. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. The investment in D&R on February 28, 2001 resulted in an additional permanent tax difference.


                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows from operating activities decreased in the first six months of 2001 compared to the same period of 2000. This was primarily due to an increase in accounts receivable due to increased sales levels in June 2001 compared to June 2000, combined with a slightly longer receivables cycle in 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       Due to the seasonality of its business and the effects of the Lumber Market, management believes the Company's cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is the best indicator of its working capital management. The Company's cash cycle decreased to 44 days in the first six months of 2001 from 45 days in the first six months of 2000 primarily due to a reduction in the days supply of inventory, which was partially offset by a longer receivables cycle.

       Capital expenditures totaled $17.9 million in the first six months of 2001. Approximately $9.2 million of this amount was spent to acquire four plants from Kevco, Inc. and two new site-built plants in Georgia and Florida. The Company expects to spend approximately $17.0 million on capital expenditures for the balance of 2001, which includes outstanding purchase commitments on capital projects totaling approximately $5.1 million on June 30, 2001. The Company intends to satisfy these commitments utilizing its revolving credit facilities.

       The Company spent approximately $21.6 million in the first six months of 2001 related to business acquisitions which are discussed earlier under the caption "Business Combinations." The Company funded the purchase price of these acquisitions using its revolving credit facilities.

       Cash flows provided by financing activities increased in the first six months of 2001 compared to the same period of 2000, primarily due to borrowings to fund business acquisitions, seasonal working capital requirements and maturities of long-term debt. On June 30, 2001, the Company had $72 million outstanding on its $175 million primary revolving credit facility and $18.7 million Canadian ($12.7 million U.S.) outstanding on its $20 million Canadian revolving credit facility. Financial covenants on the Company's revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. The Company was within its requirements at June 30, 2001.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

       The Company is self-insured for environmental impairment liability and accrues for the estimated cost of monitoring or remediation activities. As of June 30, 2001, the Company owns or operates 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for costs and expenses related to the environmental condition of the Company's real property. The Company has established reserves for remediation activities at its North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       The Company has accrued in other long-term liabilities amounts totaling $2.3 million on June 30, 2001 and June 24, 2000, for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on its future financial position, results of operations or liquidity.

       The Federal Environmental Protection Agency ("EPA") is currently performing its review of chromated copper arsenate ("CCA"), a wood preservative used by the Company to extend the useful life of the wood fiber. As part of this review process, the wood preservation industry and the EPA have agreed on a revised consumer information program to advise consumers of safe handling information for CCA treated wood. This new program will increase the Company's costs of marketing the product, but is not expected to materially impact sales of CCA treated wood.

       In addition, an environmental group has petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. The Company has been assured by its vendors and by scientific studies that CCA treated lumber poses no unreasonable risks and its continued use should be permitted.

       Any action by EPA or the CPSC to limit the use of CCA treated lumber will likely have a material adverse impact on the Company's results of operation in the short term.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

During the quarter, the Company received a request for indemnification from a major customer in two separate lawsuits which seek class action status. One case, titled Jerry Jacobs et. al. v. Osmose, Inc. et. al., is pending in the U.S. District Court for the Southern District of Florida. A second case, Albert Miller et. al. vs. Home Depot, USA Inc., et. al. is pending in the U.S. District Court for the Western District of Louisiana.

In both cases, the putative plaintiffs allege that CCA treated lumber is defective and also allege that the marketing of the product is either deceptive or not sufficiently informative as to the risks of the product. The plaintiffs seek removal of CCA treated lumber, together with financial remuneration.

The Company believes the claims are baseless and without merit. To the extent the Company is required to defend these actions, it intends to do so vigorously.


Item 2. Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities in the second quarter not registered under the Securities Act.

                                     Date of      Class of      Number                            Consideration
                                      Sale         Stock       of Shares     Purchasers             Exchanged
                                   -----------   ----------   -----------    ----------           -------------
Stock Gift Program                   Various       Common             527    Eligible persons        None

Stock Option Exercises               Various       Common         152,500    Eligible officers       $686,260

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Company's Annual Meeting of Shareholders on April 18, 2001.

(1) Election of the following Directors for three year terms expiring in 2004:

                                                      For                 Withheld
                                                   ----------             --------
                  William G. Currie                16,193,041             85,943
                  Philip M. Novell                 16,192,943             86,040

       Other Directors whose terms of office continued after the meeting are as follows:

                  John C. Canepa
                  John W. Garside
                  Peter F. Secchia
                  Carroll M. Shoffner
                  Louis A. Smith


Item 6. Exhibits and Reports on Form 8-K.

(a)    None.

(b)    Reports on Form 8-K.

       During the second quarter, the Company filed a report of Form 8-K dated June 14, 2001: Item 4. Changes in Registrant's Certifying Accountant.

                         UNIVERSAL FOREST PRODUCTS, INC.



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNIVERSAL FOREST PRODUCTS, INC.



Date:  August 9, 2001                     By:   /s/ William G. Currie
      -----------------------                -----------------------------------
                                                William G. Currie
                                          Its:  Vice Chairman of the Board and
                                                Chief Executive Officer




Date:  August 9, 2001                     By:   /s/ Michael R. Cole
      -----------------------                 ----------------------------------
                                                Michael R. Cole
                                          Its:  Chief Financial Officer