Form 10-Q
period 2001-09-29
UNIVERSAL FOREST PRODUCTS INC
filed 2001-11-08
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001
                                               ------------------

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


                                      NONE
              -----------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                       Outstanding as of November 1, 2001
   -----------------------------------       ----------------------------------
   Common stock, no par value                         19,787,835

================================================================================

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at September 29, 2001
                     and December 30, 2000.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three and
                     Nine Months Ended September 29, 2001 and September 23, 2000.                              4

                 Consolidated Condensed Statements of Cash Flows for the Nine
                     Months Ended September 29, 2001 and September 23, 2000.                                   5

                 Notes to Consolidated Condensed Financial Statements.                                        6-8

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    9-18

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   19


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings.                                                                           20

     Item 2.     Changes in Securities.                                                                       20

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K - NONE.

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                       (in thousands, except share data)

                                                                                  September 29,   December 30,
                                                                                      2001            2000
                                                                                  ------------    -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $      6,310    $     2,392
     Restricted cash equivalents................................................           411          1,364
     Accounts receivable (net of allowance for doubtful accounts of
       $2,159 and $1,340).......................................................       125,150         64,386
     Inventories:
          Raw materials.........................................................        41,558         41,885
          Finished goods........................................................        80,670         81,306
                                                                                  ------------    -----------
                                                                                       122,228        123,191
     Other current assets.......................................................         7,410          9,026
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       261,509        200,359

OTHER ASSETS....................................................................        11,572         11,392
GOODWILL AND NON-COMPETE AGREEMENTS, NET........................................       113,652        105,579

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       279,070        256,658
     Accumulated depreciation and amortization..................................      (101,126)       (88,668)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       177,944        167,990
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    564,677    $   485,320
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $        669    $     1,270
     Accounts payable...........................................................        57,757         35,589
     Accrued liabilities:
          Compensation and benefits.............................................        32,445         29,423
          Other ................................................................        17,821          4,973
     Current portion of long-term debt and capital lease obligations............        20,952          8,783
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       129,644         80,038

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current portion..............................................       152,807        150,807
DEFERRED INCOME TAXES...........................................................         9,139          9,092
OTHER LIABILITIES...............................................................         9,589          9,614
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       301,179        249,551

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 19,785,280 and 19,719,114...............................        19,785         19,719
     Additional paid-in capital.................................................        80,636         79,800
     Retained earnings..........................................................       163,449        136,645
     Accumulated other comprehensive earnings...................................           783            860
                                                                                  ------------    -----------
                                                                                       264,653        237,024
     Officers' stock notes receivable...........................................        (1,155)        (1,225)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       263,498        235,769
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    564,677    $   485,320
                                                                                  ============    ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                     (in thousands, except per share data)

                                                       Three Months Ended                 Nine Months Ended
                                                  -----------------------------     -----------------------------
                                                  September 29,   September 23,     September 29,  September 23,
                                                      2001             2000             2001            2000
                                                  -------------   -------------     -------------- --------------

NET SALES     ...................................  $  432,689     $  371,030        $ 1,203,675    $ 1,106,680

COST OF GOODS SOLD...............................     376,507        322,103          1,037,977        960,044
                                                   ----------     ----------        -----------    -----------

GROSS PROFIT.....................................      56,182         48,927            165,698        146,636

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES........................      37,525         31,885            108,667         91,248
                                                   ----------     ----------        -----------    -----------

EARNINGS FROM OPERATIONS.........................      18,657         17,042             57,031         55,388

INTEREST, NET:
     Interest expense............................       2,948          3,648              9,686         10,423
     Interest income.............................        (151)          (135)              (468)          (381)
                                                   ----------     ----------        -----------    -----------
                                                        2,797          3,513              9,218         10,042
                                                   ----------     ----------        -----------    -----------

EARNINGS BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY IN
  EARNINGS (LOSS) OF INVESTEE....................      15,860         13,529             47,813         45,346

INCOME TAXES.....................................       5,519          5,177             17,554         17,693
                                                   ----------     ----------        -----------    -----------

EARNINGS BEFORE MINORITY
  INTEREST AND EQUITY IN EARNINGS
  (LOSS) OF INVESTEE.............................      10,341          8,352             30,259         27,653

MINORITY INTEREST................................        (618)          (144)            (1,479)          (474)

EQUITY IN EARNINGS (LOSS)
  OF INVESTEE....................................          85            (60)               243            (33)
                                                   ----------     ----------        -----------    -----------

NET EARNINGS.....................................  $    9,808     $    8,148        $    29,023    $    27,146
                                                   ==========     ==========        ===========    ===========


EARNINGS PER SHARE - BASIC.......................  $     0.50     $     0.40        $      1.47    $      1.35

EARNINGS PER SHARE - DILUTED.....................  $     0.48     $     0.40        $      1.43    $      1.32

WEIGHTED AVERAGE SHARES
  OUTSTANDING....................................      19,803         20,123             19,769         20,134

WEIGHTED AVERAGE SHARES
  OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS..............................      20,450         20,481             20,360         20,502

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended
                                                                                     ---------------------------
                                                                                     September 29,  September 23,
                                                                                          2001           2000
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     29,023   $     27,146
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................        14,586         12,361
     Amortization of non-compete agreements and goodwill..........................         3,348          2,673
     Loss on sale of property, plant and equipment................................           588             72
     Changes in:
       Accounts receivable........................................................       (52,660)       (21,470)
       Inventories................................................................         3,891         22,053
       Accounts payable...........................................................        20,786          6,822
       Accrued liabilities and other..............................................        15,096          7,901
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................        34,658         57,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment........................................       (22,166)       (23,677)
Acquisitions, net of cash received................................................       (21,559)       (32,561)
Proceeds from sale of property, plant and equipment...............................           886            642
Other.............................................................................         1,608           (816)
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (41,231)       (56,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................        23,106         11,950
Proceeds from issuance of long-term debt..........................................                        2,118
Repayment of long-term debt.......................................................        (9,838)        (7,535)
Proceeds from issuance of common stock............................................           827            431
Distributions to minority shareholder.............................................        (1,275)
Dividends paid to shareholders....................................................          (792)          (808)
Repurchase of common stock........................................................        (1,537)        (3,628)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................        10,491          2,528
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................         3,918          3,674

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................         2,392          4,106
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $      6,310   $      7,780
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      7,590   $      7,776
     Income taxes.................................................................         9,169          7,624

NON-CASH FINANCING ACTIVITIES:
Property, plant and equipment acquired through capital leases.....................  $        248   $        220

NON-CASH INVESTING ACTIVITIES:
Stock exchanged for note receivable...............................................                 $        801



See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


A.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") of Universal Forest Products, Inc. and its wholly-owned and majority-owned subsidiaries and partnerships (together, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated. The equity method of accounting has been used for our less than 50% owned affiliates.

       In management's opinion, the Financial Statements contain all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the consolidated financial statements, and footnotes thereto, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 30, 2000.

       Certain reclassifications have been made to the Financial Statements for 2000 to conform to the classifications used in 2001.

B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $9.7 million and $8.1 million for the quarters ended September 29, 2001 and September 23, 2000, respectively. During the nine months ended September 29, 2001 and September 23, 2000, comprehensive income was approximately $28.9 million and $27.3 million, respectively.

C.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                         Three Months Ended 09/29/01             Three Months Ended 09/23/00
                                      ---------------------------------      ----------------------------------
                                                                  Per                                      Per
                                        Income        Shares     Share           Income       Shares      Share
                                      (Numerator) (Denominator)  Amount        (Numerator) (Denominator)  Amount
                                      ----------- ------------- --------       -----------  ------------  ------

       NET EARNINGS...................  $  9,808                              $   8,148


       EPS - BASIC
       Income available to
         common stockholders..........     9,808        19,803     $0.50          8,148       20,123      $0.40
                                                                   =====                                  =====


       EFFECT OF DILUTIVE SECURITIES
       Options........................                     647                                   358
                                                     ---------                              --------


       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................  $   9,808       20,450     $0.48      $   8,148       20,481      $0.40
                                        =========    =========     =====      =========     ========      =====
                                           Nine Months Ended 09/29/01            Nine Months Ended 09/23/00
                                      ---------------------------------     ----------------------------------
                                                                   Per                                   Per
                                        Income         Shares     Share        Income       Shares      Share
                                      (Numerator)  (Denominator)  Amount     (Numerator) (Denominator)  Amount
                                      ----------- -------------   ------     -----------  ------------  ------
       NET EARNINGS...................  $  29,023                             $  27,146

       EPS - BASIC
       Income available to
         common stockholders..........     29,023       19,769     $1.47         27,146       20,134      $1.35
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     591                                   368
                                                     ---------                              --------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................  $  29,023       20,360     $1.43      $  27,146       20,502      $1.32
                                        =========    =========     =====      =========     ========      =====

       Options to purchase 402,310 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at September 29, 2001, but were not included in the computation of diluted EPS for the quarter and nine months ended September 29, 2001 because the options' exercise prices were greater than the average market price of the common stock and, therefore, would be antidilutive.

D.     GOODWILL AND OTHER INTANGIBLE ASSETS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       adoption of this statement, goodwill will no longer be amortized, however tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2002. Pre-tax amortization of goodwill, for the nine months ended September 29, 2001, was $2.6 million. We are evaluating the effect of SFAS 142 on our consolidated financial statements.

E.     BUSINESS COMBINATIONS

       On February 28, 2001, one of our subsidiaries acquired 50% of the assets of D&R Framing Contractors ("D&R") of Englewood, Colorado. The total purchase price was approximately $7.6 million. The excess of the purchase price over the estimated fair value of the acquired assets, assumed liabilities and minority interest was $7.0 million, and has been recorded as goodwill. D&R's results of operations are included in our consolidated condensed financial statements since the date of acquisition.

       On March 2, 2001, one of our subsidiaries acquired the remaining 50% of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. (collectively "TED"). The purchase price for the remaining stock of TED was approximately $3.5 million. The excess of the purchase price over the previously recorded minority interest was $2.3 million, and has been recorded as goodwill. TED's results of operations are included in our consolidated condensed financial statements since the date of the initial acquisition.

       On June 1, 2001, several of our subsidiaries acquired certain assets of the Superior Truss Division of Banks Corporation ("Superior"). The assets include operations in Syracuse, Indiana and Minneota, Minnesota which serve the site-built construction market. The total purchase price for the assets was approximately $11.0 million. The excess of the purchase price over the estimated fair value of the acquired assets was $2.1 million and has been recorded as goodwill. Superior's results of operations are included in our consolidated condensed financial statements since the date of acquisition.

F.     SUBSEQUENT EVENTS

       On October 15, 2001, one of our subsidiaries acquired the assets of P&R Truss Company, Inc. of Clinton, New York and the stock of P&R Truss-Sidney, Inc. ("P&R"). P&R has facilities in Auburn, Chaffee, Hudson and Sidney, New York and offices in Clinton and Wappingers Falls, New York. The total purchase price was approximately $21.0 million.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                  RISK FACTORS

       Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs and assumptions of management, together with information available to us when the statements were made. Future results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below and certain economic and business factors which may be beyond our control. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

       WE ARE SUBJECT TO FLUCTUATIONS IN THE PRICE OF LUMBER. We experience significant fluctuations in the cost of commodity lumber products from primary producers. A variety of factors over which we have no control, including government regulations, environmental regulations, weather conditions, economic conditions and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our financial results. We anticipate that these fluctuations will continue in the future. Management utilizes the Random Lengths composite price (see "Fluctuations in Lumber Prices"), which is a weighted average of nine key framing lumber prices chosen from major producing areas and species, as a broad measure of price movement in the commodity lumber market ("Lumber Market").

       OUR GROWTH MAY BE LIMITED BY THE MARKETS WE SERVE. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired. We are subject to competitive selling and pricing pressures in our major markets. While we are generally aware of our existing competitors' capabilities, we are subject to entry in our markets by new competitors, which could negatively impact financial results.

       The manufactured housing industry is currently hampered by market conditions, including an oversupply of product, increased repossessions and tightened credit policies. A continued downturn in this market could adversely affect our operating results.

       Our ability to achieve growth in sales and margins to the site-built construction market is somewhat dependent on housing starts. If housing starts decline significantly, our financial results could be impacted.

       We are witnessing consolidation by our customers. These consolidations will result in a larger portion of our sales being made to some customers and may limit the customer base we are able to serve.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       OUR GROWTH MAY BE LIMITED BY OUR ABILITY TO MAKE SUCCESSFUL ACQUISITIONS. A key component of our growth strategy is to complete business combinations. Business combinations involve inherent risks, including assimilation and successfully managing growth. While we conduct extensive due diligence and have taken steps to ensure successful assimilation, factors beyond our control could influence the results of these acquisitions.

       WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to a variety of government regulations which create a financial burden on us. If additional laws and regulations are enacted in the future which restrict our ability to manufacture or market our products, including our preservative-treated products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could increase our financial cost.

       The wood preservation process involves the use of a chromated copper arsenate ("CCA") solution that is applied to wood products under pressure. We understand, based on published industry reports, that CCA is a safe and effective product to prolong the use of many of our wood products. We are aware of allegations that the existence of arsenic in such products presents a threat to public health. To date, we do not have any evidence supporting the validity of any of these allegations. Nevertheless, and presumably due to these allegations, the State of Florida has imposed a moratorium on the use of CCA treated wood in Florida state parks. The expansion of limits on the use of CCA treated lumber within Florida or by other states could have a negative impact on our results of operations.

       The United States government suspended the implementation of proposed changes in the arsenic drinking water standards adopted in the last days of the Clinton administration. Subsequent to the September period end, the Director of the Federal Environmental Protection Agency ("EPA") indicated that the EPA intended to adopt a drinking water standard for arsenic of 10 parts per billion. We anticipate that other threshold levels, such as storm water and soil limitations, will be reduced. These requirements, if adopted, could have a significant adverse impact on our cost of operations.

       WE COULD BE ADVERSELY AFFECTED BY SEASONALITY AND WEATHER CONDITIONS. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk. Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. Since sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, programs are maintained with certain vendors and customers that are intended to decrease our exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market. Vendor programs also allow us to carry a lower investment in inventories.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


          The majority of our products are used or installed in outdoor construction activities, therefore short-term sales volume and profits can be negatively affected by adverse weather conditions. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.

       WE MAY BE ADVERSELY AFFECTED IF OUR CUSTOMERS AND VENDORS ARE NOT WILLING TO MODIFY OUR EXISTING DISTRIBUTION STRATEGIES. While we have invested heavily in technology and established electronic business-to-business efficiencies with certain customers and vendors, the willingness of customers and vendors to modify existing distribution strategies poses a potential risk. We believe the nature of our products, together with our value-added services, ensures that we have a secure position in the supply chain.

When analyzing this report to assess our future performance, please recognize the potential impact of the various factors set forth above.

                         FLUCTUATIONS IN LUMBER PRICES

       The following table presents the Random Lengths framing lumber composite price for the nine months ended September 29, 2001 and September 23, 2000:

                                                         Random Lengths Composite
                                                              Average $/MBF
                                                     -------------------------------
                                                             2001        2000
                                                             ----        ----
                  January............................        $269        $386
                  February...........................         285         385
                  March..............................         306         382
                  April..............................         331         359
                  May................................         411         326
                  June...............................         365         331
                  July...............................         325         308
                  August.............................         336         289
                  September..........................         309         287


                  Third quarter average..............        $323        $295
                  Year-to-date average...............        $326        $339


                  Third quarter percentage
                   increase from 2000................         9.5%
                  Year-to-date percentage
                    decrease from 2000...............        (3.8%)

       In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                                         Random Lengths SYP
                                                            Average $/MBF
                                                         ------------------
                                                            2001     2000
                                                            ----     ----
                  January............................      $369      $488
                  February...........................       393       490
                  March..............................       408       494
                  April .............................       427       483
                  May................................       509       439
                  June...............................       496       456
                  July...............................       426       432
                  August.............................       419       403
                  September..........................       406       395


                  Third quarter average..............      $417      $410
                  Year-to-date average...............      $428      $453


                  Third quarter percentage
                    increase from 2000...............       1.7%
                  Year-to-date percentage
                    decrease from 2000 ..............      (5.5%)

       The effects of the Lumber Market on our results of operations are discussed below under the caption "Net Sales."

                              BUSINESS COMBINATIONS

       On February 28, 2001, one of our subsidiaries acquired 50% of the assets of D&R Framing Contractors ("D&R") of Englewood, Colorado for approximately $7.6 million. D&R had net sales in fiscal 2000 totaling approximately $44 million.

       On March 2, 2001, one of our subsidiaries acquired the remaining 50% of ECJW Holdings, Inc. and its two subsidiaries, Thorndale Roof Systems, Inc. and Edcor Floor Systems, Inc. (collectively "TED"). The purchase price for the remaining stock of TED was approximately $3.5 million.

       On June 1, 2001, several of our subsidiaries acquired certain assets of the Superior Truss Division of Banks Corporation ("Superior"). The assets include operations in Syracuse, Indiana and Minneota, Minnesota which serve the site-built construction market. The total purchase price for the assets was approximately $11.0 million. Superior had net sales in fiscal 2000 totaling approximately $20 million.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                              RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

                                                  For the Three Months Ended             For the Nine Months Ended
                                               ----------------------------------    ---------------------------------
                                                 September 29,     September 23,       September 29,     September 23,
                                                      2001             2000                 2001             2000
                                               ---------------   ----------------    ---------------     -------------
Net sales....................................     100.0%              100.0%              100.0%           100.0%
Cost of goods sold...........................      87.0                86.8                86.2             86.8
                                                 ---------           ---------           ---------        ---------

Gross profit.................................      13.0                13.2                13.8             13.2
Selling, general, and
  administrative expenses....................       8.7                 8.6                 9.0              8.2
                                                 --------           ----------           ---------         --------

Earnings from operations.....................       4.3                 4.6                 4.8              5.0
Interest, net................................       0.6                 1.0                 0.8              0.9
                                                 ---------           ---------            --------         --------

Earnings before income taxes,
  minority interest and equity in
  earnings (loss) of investee................       3.7                 3.6                 4.0              4.1
Income taxes.................................       1.3                 1.4                 1.5              1.6
                                                 ---------           ---------            --------         --------

Earnings before minority interest and
  equity in earnings (loss) of investee......       2.4                 2.2                 2.5              2.5
Minority interest............................      (0.1)               (0.0)               (0.1)            (0.0)
Equity in earnings (loss) of investee........       0.0                (0.0)                0.0             (0.0)
                                                 ---------           ---------           ---------         --------
Net earnings.................................       2.3%                2.2%                2.4 %            2.5%
                                                 =========           =========           =========         ========

NET SALES

       We engineer, manufacture, install, treat and distribute lumber and other building products to the do-it-yourself ("DIY"), site-built construction, manufactured housing, industrial and wholesale lumber markets. Our strategic sales objectives include:

- Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood products to the site-built construction market. Engineered wood products include roof trusses, wall panels and floor systems.

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY market; specialty wood packaging; and engineered wood products. One of our long-term goals is to achieve a ratio of value-added sales to total sales of at least 50%. Although we consider the treatment of dimensional lumber with

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

- Maximizing profitable top-line sales growth while increasing DIY market share.

- Maintaining manufactured housing market share.

        The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.

                                      For the Three Months Ended                       For the Nine Months Ended
                                ------------------------------------------  ---------------------------------------------
                                  Sept. 29,            Sept. 23,               Sept. 29,              Sept 23,
Market Classification               2001        %         2000        %          2001        %         2000         %
---------------------           ----------   ------   ----------   ------   ------------   -----   ------------- ------
DIY/Retail.....................   $202,380    46.7%     $180,572    48.7%    $   602,850    50.0%     $ 546,191   49.3%
Site-Built Construction........     90,478    20.9        68,496    18.5         234,300    19.5        180,401   16.3
Manufactured Housing...........     84,645    19.6        73,843    19.9         209,221    17.4        234,346   21.2
Industrial.....................     34,415     8.0        29,831     8.0          96,932     8.1         89,445    8.1
Wholesale Lumber...............     20,771     4.8        18,288     4.9          60,372     5.0         56,297    5.1
                                  --------   ------     --------   ------     ----------   ------    ----------  ------
Total..........................   $432,689   100.0%     $371,030   100.0%     $1,203,675   100.0%    $1,106,680  100.0%
                                  ========   ======     ========   ======     ==========   ======    ==========  ======

Note: In the second quarter of 2001, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

       Net sales in the third quarter of 2001 increased 16.6%, compared to the third quarter of 2000, resulting from an increase in units shipped. Overall selling prices were minimally impacted by the Lumber Market (see "Fluctuations in Lumber Prices").

       The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                               Three Months Ended                      Nine Months Ended
                                        --------------------------------     ------------------------------------
                                          September 29,     September 23,     September 29,       September 23,
                                               2001               2000             2001               2000
                                        ---------------     ------------     --------------       ---------------
Value-Added...........................     47.0%              43.4%                47.2%              42.8%
Commodity-Based.......................     53.0%              56.6%                52.8%              57.2%

       Value-added sales increased 26.4% in the third quarter of 2001, primarily due to increased sales of engineered wood products to the site-built construction and manufactured housing markets and fencing and decking to the DIY market. Commodity-based sales increased 9.2% in the quarter.

       Value-added sales increased 19.9% for the first nine months of 2001, primarily due to increased sales of engineered roof trusses, I-joists and Open Joist 2000 products to the site-built

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


construction market and fencing and decking to the DIY market. Commodity-based sales remained flat for the first nine months.

DIY/Retail:

       Net sales to the DIY/retail market increased 12.1% in the third quarter and 10.4% in the first nine months of 2001 compared to the same periods of 2000. These increases were a result of capturing additional market share with our largest customer.

Site-Built Construction:

       Net sales to the site-built construction market increased 32.1% in the third quarter and 29.9% in the first nine months of 2001 compared to the same periods of 2000. These increases were primarily due to increased unit sales as a result of newly acquired facilities. In addition, sales increased 10.1% and 14.4% from existing facilities in the third quarter and first nine months of 2001, respectively.

Manufactured Housing:

       Net sales to the manufactured housing market increased 14.6% in the third quarter and decreased 10.7% in the first nine months of 2001 compared to the same periods of 2000. The industry has continued to struggle with an oversupply of finished homes at the retail level, tight credit conditions and an increase in repossessions. Industry shipments declined 15.8% for the third quarter and 29.1% for the first nine months of 2001 compared to the same periods of 2000. We recently increased our market share by acquiring certain assets of the Sunbelt Wood Components Division of Kevco, Inc., on April 3, 2001.

Industrial:

       Net sales to the industrial market increased 15.4% in the third quarter and 8.4% in the first nine months of 2001 compared to the same periods of 2000. These increases were primarily due to increased market share in several regions from redirecting sales efforts and manufacturing capacity at certain plants as a result of the downturn in the manufactured housing market.

COST OF GOODS SOLD AND GROSS PROFIT

       Gross profit as a percentage of net sales decreased in the third quarter of 2001 compared to the same period of 2000. This decrease was primarily due to increased price competition in the site-built construction market as market activity has slowed in several regions. This decrease offset gains realized from improving our sales ratio of value-added products.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


       Gross profit as a percentage of net sales increased in the first nine months of 2001 compared to the same period of 2000. This increase was primarily due to an increase in the ratio of higher margin value-added product sales to total sales due to increased sales of engineered wood products to the site-built construction market and fencing and decking to the DIY market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses as a percentage of sales increased to 8.7% in the third quarter of 2001 compared to 8.6% in the same period of 2000. This increase was primarily due to a reserve for closing one of our plants and an increase in consulting costs associated with certain projects.

       Selling, general and administrative expenses as a percentage of sales increased to 9.0% for the first nine months of 2001 compared to 8.2% in the same period of 2000. This increase was primarily due to expenses added through business acquisitions and an increase in selling and administrative headcount to support the growth of the business and to pursue strategic initiatives. The factors discussed above also contributed to this increase.

INTEREST, NET

       Net interest costs were lower in the third quarter and first nine months of 2001 compared to the same periods of 2000. Although we had a higher average debt balance as a result of increased working capital and acquisitions in 2001, this was offset by a substantial decrease in short-term borrowing rates on variable rate debt.

INCOME TAXES

       Our effective tax rate was 34.8% in the third quarter of 2001 compared to 38.3% in the same period of 2000. The effective tax rate was 36.7% in the first nine months of 2001 compared to 39.0% in the same period of 2000. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our investment in D&R on February 28, 2001 resulted in an additional permanent tax difference, which caused part of the decline in our tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES

       Cash flows from operating activities decreased in the first nine months of 2001 compared to the same period of 2000. This was primarily due to an increase in accounts receivable resulting from a combination of increased sales levels in September 2001 compared to September 2000, and an increase in our receivables cycle in 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 43 days in the first nine months of 2001 from 44 days in the first nine months of 2000 primarily due to a reduction in the days supply of inventory, which was partially offset by a longer receivables cycle.

         Capital expenditures totaled $22.2 million in the first nine months of 2001 compared to $23.7 million in the same period of 2000. Our capital expenditures during the third quarter of 2001 primarily consisted of several projects to improve efficiencies, expand manufacturing capacity at existing plants and costs to complete or acquire several new plants. We expect to spend $4.0 million on capital expenditures for the balance of 2001, which includes outstanding purchase commitments on capital projects totaling approximately $3.1 million on September 29, 2001. We intend to satisfy these commitments utilizing our revolving credit facilities.

         We spent approximately $21.6 million in the first nine months of 2001 related to business acquisitions which are discussed earlier under the caption "Business Combinations." We funded the purchase price of these acquisitions using our revolving credit facilities.

         Cash flows provided by financing activities increased in the first nine months of 2001 compared to the same period of 2000. On September 29, 2001, we had $27.7 million outstanding on our $175 million revolving credit facility and $19.0 million Canadian ($12.4 million U.S.) outstanding on our $20 million Canadian revolving credit facility. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. We were within our requirements at September 29, 2001.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

         We are self-insured for environmental impairment liability and accrue for the estimated cost of monitoring or remediation activities. As of November 1, 2001, we own or operate 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for costs and expenses related to the environmental condition of our real property. We have established reserves for remediation activities at our North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

         We have accrued in other long-term liabilities amounts totaling $2.3 million on September 29, 2001 and September 23, 2000 for the activities described above. Management believes that the potential future costs of known remediation efforts will not have a material adverse effect on our future financial position, results of operations or liquidity.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


         The EPA is currently performing its review of CCA, a wood preservative we use to extend the useful life of the wood fiber. As part of this review process, the wood preservation industry and the EPA have agreed on a revised consumer information program to advise consumers of safe handling information for CCA treated wood. This new program will increase our costs of marketing the product, but is not expected to materially impact sales of CCA treated wood.

         In addition, an environmental group petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. We have been assured by our vendors and by scientific studies that CCA treated lumber poses no unreasonable risks and its continued use should be permitted.

         Any action by EPA or the CPSC to limit the use of CCA treated lumber will likely have a materially adverse impact on our results of operation in the short term.

                         UNIVERSAL FOREST PRODUCTS, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



         We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of a revolving credit facility and industrial development revenue bonds. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

         For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it.

       We are exposed to market risks related to fluctuations in lumber prices (see "Risk Factors" and "Fluctuations in Lumber Prices").

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

During the second quarter, we received a request for indemnification from a major customer in two separate lawsuits which seek class action status. One case, titled Jerry Jacobs et. al. v. Osmose, Inc. et. al., is pending in the U.S. District Court for the Southern District of Florida. A second case, Albert Miller et. al. vs. Home Depot, USA Inc., et. al. is pending in the U.S. District Court for the Western District of Louisiana.

In both cases, the putative plaintiffs allege that CCA treated lumber is defective and also allege that the marketing of the product is either deceptive or not sufficiently informative as to the risks of the product. The plaintiffs seek removal of CCA treated lumber, together with financial remuneration.

We believe the claims are baseless and without merit. To the extent we are required to defend these actions, we intend to do so vigorously.


Item 2. Changes in Securities.

(a)    None.

(b)    None.

(c) Sales of equity securities in the third quarter not registered under the Securities Act.

                                       Date of      Class of      Number                            Consideration
                                         Sale         Stock     of Shares    Purchasers               Exchanged
                                     -----------   ----------   ---------    ----------             -------------
Stock Gift Program                   Various       Common              475   Eligible persons        None

                         UNIVERSAL FOREST PRODUCTS, INC.



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UNIVERSAL FOREST PRODUCTS, INC.



Date: November 8, 2001        By:  /s/ William G. Currie
     ------------------            ---------------------------------------------
                                   William G. Currie
                             Its:  Vice Chairman of the Board and Chief
                                   Executive Officer




Date: November 8, 2001        By:  /s/ Michael R. Cole
     ------------------            ---------------------------------------------
                                   Michael R. Cole
                             Its:  Chief Financial Officer