Form 10-K405
period 2001-12-29
UNIVERSAL FOREST PRODUCTS INC
filed 2002-03-27
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 29, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from
      ____________ to _________________.


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
      Yes:    X            No:
          ----------          ----------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, 17,792,961 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $311,392,018 computed at the closing price of $23.14 on that date.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001 are incorporated by reference into
      Part I and II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.
                                  Page 1 of 15

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 29, 2001


                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
                                                      PART I

Item 1.       Business.                                                                             3
Item 2.       Properties.                                                                           7
Item 3.       Legal Proceedings.                                                                    7
Item 4.       Submission of Matters to a Vote of Security Holders.                                  8

Additional Item:  Executive Officers of the Registrant.                                             8


                                                      PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Shareholder Matters.                                                                 10
Item 6.       Selected Financial Data.                                                             10
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                                 10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.                          11
Item 8.       Financial Statements and Supplemental Data.                                          11
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                                                 12


                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant.                                  12
Item 11.      Executive Compensation.                                                              12
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.                                                                      12
Item 13.      Certain Relationships and Related Transactions.                                      12


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.                                                                         13

                                     PART I

ITEM 1.  BUSINESS.

(a)    GENERAL DEVELOPMENT OF THE BUSINESS.

Universal Forest Products, Inc. was organized as a Michigan corporation in 1955. We engineer, manufacture, treat and distribute lumber and other building products to the DIY/retail, site-built construction, manufactured housing, industrial and wholesale lumber markets. We currently operate 90 facilities throughout the United States, Canada and Mexico.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 29, 2001 ("2001 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2001 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under the definition of a segment, our Eastern and Western Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. We have aggregated our divisions into one reporting segment, consistent with SFAS 131. Accordingly, separate industry segment information is not presented.

(c)    NARRATIVE DESCRIPTION OF BUSINESS.

We presently engineer, manufacture, treat and distribute lumber and other building products to the DIY/retail, site-built construction, manufactured housing and industrial markets. Each of these markets is discussed in the paragraphs which follow. We also sell lumber products to the wholesale lumber market but are not emphasizing this business in our growth objectives.

DIY/RETAIL MARKET. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Customers in this market are serviced by our regional sales staff and are assisted by personnel from our headquarters. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 33%, 32% and 26% of our total net sales for fiscal 2001, 2000 and 1999, respectively.

From time to time we enter into certain sales contracts with The Home Depot. The contracts are limited to the establishment of general sales terms and conditions, such as delivery, invoicing, warranties and other standard, commercial matters. Sales are made by the release of purchase orders to us for particular quantities of certain products. We also enter into marketing agreements and rebate agreements with The Home Depot. The marketing agreements provide a certain percentage of our sales revenue or a minimum dollar amount will be committed to generate sales for us and The Home Depot. While we are entitled to make certain recommendations under the marketing agreements, The Home Depot reserves the right to spend these funds as it deems appropriate. The rebate agreements provide for certain percentage rebates to be given to The Home Depot based upon sales levels. The level and amount for the rebates vary with the level of our sales to The Home Depot.

We currently supply customers in this market from over 50 of our locations. These regional facilities are able to supply customers with mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The close proximity of our regional facilities to the various outlets of these customers is a significant advantage when negotiating annual sales programs.

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. Value-added products may be preserved or unpreserved, and include the following:

- The Deck Necessities(R) group of products consists of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads.

- The Fence Fundamentals(TM) group of products includes various styles of fences, as well as gates, posts and other components.

- The Outdoor Essentials(R) group of products consists of various home and garden and landscaping items.

- Lattice is sold under the Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects.

- The Storage Solutions(TM) product line consists primarily of storage building frames and trusses.

We also sell engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see "Site-Built Construction Market" below).

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis. We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. We believe the breadth of our product offering, geographic dispersion, close proximity of our plants to core customers, purchasing expertise and service capabilities provide significant competitive advantages in this market. As the customers in this market continue to consolidate, we believe we are well-positioned to capture additional market share.

SITE-BUILT CONSTRUCTION MARKET. We entered the site-built construction market through strategic business acquisitions beginning in 1997. The customers comprising this market are primarily large-volume, multi-tract builders and smaller volume custom builders. Customers are serviced by our sales, engineering and design personnel in each region. Generally, terms of sale and pricing are determined based on quotes for each order.

We currently supply customers in this market from 41 facilities located in 19 different states and Canada. These facilities manufacture various engineered wood products used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000 and I-joists. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

Competitors in this market include lumberyards who also manufacture components, as well as regional manufacturers of components. Our objective is to continue to increase our manufacturing capacity for this market while developing a national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, product quality and timeliness of delivery.

MANUFACTURED HOUSING MARKET. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles. Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, particle board and dimensional lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. Our engineering and support staff act as a sales resource to assist customers with truss designs, obtaining various building code approvals for the designs and aiding in the development of new products and manufacturing processes.

While no competitor operates in as widely-dispersed geographic areas as we do, we face competition from suppliers in many geographic regions. Our principal competitive advantages include our product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the close proximity of our regional facilities to core customers and our ability to provide national sales programs to certain customers.

INDUSTRIAL MARKET. We define our industrial market as industrial manufacturers and agricultural customers who use pallets, crates and wooden boxes for packaging, shipping and material handling purposes. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this market with our regional sales personnel supported by a centralized national sales and marketing department.

SUPPLIERS. We are one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from

Ontario, Quebec, British Columbia and Alberta, Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of Ponderosa pine; and Radiata pine. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer's output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials. We believe this represents a significant competitive advantage.

INTELLECTUAL PROPERTY. We own a patent relating to automated equipment for the manufacture of lattice, a tie-down strap patent related to truss components, and a patent on machinery used in the recycling of drywall. In addition, we own four registered trade names or trademarks: PRO-WOOD(R) relating to preservative-treated wood products; Deck Necessities(R) relating to deck component products; Outdoor Essentials(R) related to lawn and garden items such as planter boxes, fencing products and lattice products; and the pine tree logo. As we develop proprietary brands, we may pursue registration or other formal protection. In addition, we claim common law trademark rights to several other trade names or trademarks. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

SEASONAL INFLUENCES. Our manufactured housing and site-built construction markets are affected by seasonal influences in the northern states during the winter months when installation and construction is more difficult.

The activities in the DIY/retail market have substantial seasonal impacts. The demand for many of our DIY/retail products is highest during the period of April to August. Accordingly, our sales to the DIY/retail market tend to be greater during the second and third quarters. We build our inventory of finished goods throughout the winter and spring to support this sales peak. Restraints on production capacity make this a necessary practice which potentially exposes us to adverse effects of changes in economic and industry trends. Since 1995, inventory management initiatives, supply programs with vendors and programs with customers have been used to reduce our exposure to adverse changes in the commodity lumber market and decrease demands on cash resources.

BACKLOG. Due to the nature of our DIY/retail, manufactured housing and industrial businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, we would not normally have a backlog of unfilled orders in a material amount. The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements. In such cases, either we are able to forecast the customer's requirements or the customer may provide an estimate of its future needs. In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products in question.

On March 1, 2002 and 2001, backlog orders associated with the site-built construction business approximated $27.7 million and $31.8 million, respectively, representing approximately six and seven weeks of production, respectively. We believe the relatively short time period associated with our backlog, in certain regions, provides a significant competitive advantage.

RESEARCH AND DEVELOPMENT. Our research and development efforts generally fall into four categories: engineering and testing of new truss designs; design and development of wood treatment systems and manufacturing processes; design and development of machinery and tooling of various wood shaping devices; and development of new products. Although important to our competitive strengths and growth, the dollar amount of research and development expenditures has not typically been material to us.

WOOD PRESERVATION TREATMENT. Information required for environmental disclosures is incorporated by reference from Footnote N of the Consolidated Financial Statements presented under Item 8 herein.

EMPLOYEES. At March 1, 2002, we had approximately 6,600 employees. One of our subsidiaries, which operates a location acquired in June 2000, has certain production employees who are represented by a labor union. We believe relations with our employees are good.

(d)    FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

The dominant portion of our operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Footnote P of the Consolidated Financial Statements presented under Item 8 herein.

ITEM 2.  PROPERTIES.

Our headquarters building is located on a ten acre site adjacent to a main thoroughfare in suburban Grand Rapids, Michigan. The headquarters building consists of several one and two story structures of wood construction.

We currently have 90 facilities located throughout the United States, Canada and Mexico. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from 7 acres to 48 acres. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage. We own all of our properties, free from any significant mortgage or other encumbrance, except for 12 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3.  LEGAL PROCEEDINGS.

During the second quarter of 2001, we received a request for indemnification from a major customer in two separate lawsuits which seek class action status. One case, titled Jerry Jacobs et. al. v. Osmose, Inc. et. al., is pending in the U.S. District Court for the Southern District of Florida. A second case, Albert Miller et. al. vs. Home Depot, USA Inc., et. al. is pending in the U.S. District Court for the Western District of Louisiana. During the fourth quarter of 2001, we were named as a defendant, along with chemical manufacturers and retailers, in a case titled Ardoin v. Stine Lumber, et. al. which was filed in Louisiana State Court.

In these cases, the putative plaintiffs allege that CCA treated lumber is defective and also allege that the marketing of the product is either deceptive or not sufficiently informative as to the risks of the product. The plaintiffs seek removal of CCA treated lumber, together with financial remuneration.

We believe the claims are baseless and without merit. To the extent we are required to defend these actions, we intend to do so vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and positions of all of our executive officers as of March 1, 2002. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

       Name               Age                         Position
-------------------------------------------------------------------------------------------------------------------
Peter F. Secchia          64   Chairman of the Board, Universal Forest Products, Inc.

William G. Currie         54   Vice Chair. of the Board and Chief Exec. Officer, Universal Forest Products, Inc.

Michael B. Glenn          50   President and Chief Operating Officer, Universal Forest Products, Inc.

C. Scott Greene           46   President, Universal Forest Products Eastern Division, Inc.

Robert K. Hill            54   President, Universal Forest Products Western Division, Inc.

Gary A. Wright            54   Exec. Vice President Site-Built, Universal Forest Products Eastern Division, Inc.,
                               and President, Universal Forest Products Shoffner LLC.

Jeff A. Higgs             47   Exec. Vice President Site-Built, Universal Forest Products Western Div., Inc.

Donald L. James           42   Vice President Site-Built, Universal Forest Products Eastern Division, Inc.

Robert D. Coleman         47   Exec. Vice President Manufacturing, Universal Forest Products, Inc.

Philip E. Rogers          51   Exec. Vice Pres. National Sales and Marketing, Universal Forest Products, Inc.

Matthew J. Missad         41   Executive Vice President and Secretary, Universal Forest Products, Inc.

Michael R. Cole           35   Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
----------------------------------------------------------------------------------------------------------------


Peter F. Secchia, Chairman of the Board, began his service with us in 1962 and has been a director since 1967.

William G. Currie joined us in 1971. From 1983 to 1990, Mr. Currie was President of Universal Forest Products, Inc., and he was the President and Chief Executive Officer of The Universal Companies, Inc. from 1989 until the merger to form Universal Forest Products, Inc. in 1993. On January 1, 2000, Mr. Currie also became Vice Chairman of the Board.

Michael B. Glenn has been employed by us since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of our Southwest Operations, and on December 1, 1997, became President of Universal Forest Products Western Division, Inc. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer.

C. Scott Greene joined us in February of 1991. In November of 1996 he became General Manager of Operations for our Florida Region, and in January of 1999 became Vice President of Marketing for Universal Forest Products, Inc. During early 2000, Mr. Greene became President of Universal Forest Products Eastern Division, Inc.

Robert K. Hill has been with us since 1986. In March of 1993, Mr. Hill was elected Senior Vice President of our Far West Operations. On December 1, 1997, Mr. Hill became the Executive Vice President of Operations of Universal Forest Products Western Division, Inc., and on January 1, 2000, became President of that Division.

Gary A. Wright, has been affiliated with us since March 30, 1998 at which time we acquired Shoffner Industries, Inc., with whom he had been employed since 1978. Mr. Wright remained President of Shoffner Industries, L.L.C., now known as Universal Forest Products Shoffner LLC, and in 2000 he also became Executive Vice President of Site-Built for Universal Forest Products Eastern Division, Inc.

Jeff A. Higgs, has been an employee since April 20, 1998, at which time we acquired the assets of Advanced Component Systems, Inc. Mr. Higgs served as a Vice President of Operations for Universal Forest Products Western Division, Inc. since 1998, and in 2000 became Executive Vice President of Site-Built for Universal Forest Products Western Division, Inc.

Donald L. James joined us in March of 1998, and in June of that year became Director of National Sales, Site-Built Construction. Mr. James became the General Manager of Site-Built Operations for Universal Forest Products Shoffner LLC on January 1, 2001, and became Vice President Site- Built, Universal Forest Products Eastern Division, Inc. on January 1, 2002.

Robert D. Coleman, has been an employee since 1979. Mr. Coleman was promoted to Senior Vice President of our Midwest Operations in September 1993. On December 1, 1997, Mr. Coleman became the Executive Vice President of Manufacturing of the Universal Forest Products Eastern Division, Inc. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing.

Philip E. Rogers, an employee since 1989, served as Vice President of Operations for the Universal Forest Products Southwest Company until November of 1997. At that time, Mr. Rogers became the Vice President of Sales, National Accounts Retail. Effective January 1, 1999, Mr. Rogers was promoted to Executive Vice President of National Sales and Marketing.

Matthew J. Missad has been employed since 1985. Mr. Missad has served as General Counsel and Secretary since December 1, 1987, and Vice President Corporate Compliance since August 1989. In February 1996, Mr. Missad was promoted to Executive Vice President.

Michael R. Cole, CPA, CMA, joined us in November of 1993. In January of 1997, Mr. Cole was promoted to Director of Finance, and on January 1, 2000 was made Vice President of Finance. On July 19, 2000, Mr. Cole became Chief Financial Officer.

                                     PART II

The following information items in this Part II, which are contained in the 2001 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2001 Annual Report, that are specifically incorporated by reference, are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference from the 2001 Annual Report under the caption "Price Range of Common Stock and Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is incorporated by reference from the 2001 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from the 2001 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of revolving credit facilities and industrial development revenue bonds. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

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

On December 29, 2001, the estimated fair value of our long-term debt, including the current portion, was $175.8 million, which was $1.1 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

                                     2002        2003       2004       2005       2006    Thereafter       Total
                                     ----        ----       ----       ----       ----    ----------       -----
($US equivalents, in thousands)
Long-term Debt:
     Fixed Rate ($US)...............   $5,714    $5,714     $5,714    $21,500                $78,500    $117,142
       Average interest rate........    7.15%     7.15%      7.15%      6.69%                  6.98%
     Variable Rate ($US)............   $2,726   $27,293       $202       $202     $195       $15,051     $45,669
       Average interest rate(1).....    2.48%
     Variable Rate ($CDN)...........  $11,974                                                            $11,974
       Interest rate(2).............    2.93%


(1) Average of rates at December 29, 2001
(2) Rate at December 29, 2001

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated by reference from the 2001 Annual Report under the following captions:

"Report of Independent Public Accountants"
"Independent Auditors' Report"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 14, 2001, the Company's Board of Directors approved of a change in its independent accountant from Deloitte & Touche LLP ("Deloitte") to Arthur Andersen LLP ("Andersen") based upon the recommendation of the Audit Committee. Deloitte's report on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During 1999, 2000, and a portion of 2001, preceding the Board's decision to change independent accountants, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement(s), if not resolved, would have caused Deloitte to refer to the matter of the disagreement(s) in connection with its reports. During that same period of time, there were no reportable events as described in item 304(a)(1)(b) of the Securities and Exchange Commission's Regulation S-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from our definitive Proxy Statement dated March 18, 2002, for the 2002 Annual Meeting of Shareholders, as filed with the Commission ("2002 Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated by reference from the 2002 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2002 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions is incorporated by reference from the 2002 Proxy Statement under the caption "Election of Directors."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following Report of Independent Public Accountants, Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2001 Annual
Report:

       Report of Independent Public Accountants
       Independent Auditors' Report
       Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000 Consolidated Statements of Earnings for the Years Ended December 29, 2001, December 30, 2000 and December 25, 1999
       Consolidated Statements of Shareholders' Equity for the Years Ended
            December 29, 2001, December 30, 2000 and December 25, 1999
       Consolidated Statements of Cash Flows for the Years Ended December 29,
            2001, December 30, 2000 and December 25, 1999
       Notes to Consolidated Financial Statements

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


Dated:  March 27, 2002      UNIVERSAL FOREST PRODUCTS, INC.



                            By:   /s/ Peter F. Secchia
                                  ----------------------------------------------
                                  PETER F. SECCHIA, CHAIRMAN OF THE BOARD


                            and


                                  /s/ William G. Currie
                                  ----------------------------------------------
                                  WILLIAM G. CURRIE, VICE CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


                            and


                                  /s/ Michael R. Cole
                                  ----------------------------------------------
                                  MICHAEL R. COLE, CHIEF FINANCIAL OFFICER AND
                                  TREASURER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of March, 2002, by the following persons on behalf of us and in the capacities indicated.

       Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




/s/ Peter F. Secchia                        /s/ John W. Garside
---------------------------------------    -------------------------------------
PETER F. SECCHIA, DIRECTOR                 JOHN W. GARSIDE, DIRECTOR



/s/ William G. Currie                      /s/ Philip M. Novell
---------------------------------------    -------------------------------------
WILLIAM G. CURRIE, DIRECTOR                PHILIP M. NOVELL, DIRECTOR



/s/ John C. Canepa                         /s/ Louis A. Smith
---------------------------------------    -------------------------------------
JOHN C. CANEPA, DIRECTOR                   LOUIS A. SMITH, DIRECTOR



/s/ Carroll M. Shoffner
---------------------------------------
CARROLL M. SHOFFNER, DIRECTOR

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------

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

4(b)(4) First Amendment to Note Agreement dated November 13, 1998, relating to Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4(b)(4) to a Form 10-K Annual Report for the fiscal year ended December 26, 1998.

10(a)(2)      Redemption Agreement with Peter F. Secchia, dated January 2, 2002.

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

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2001.

21            List of Registrant's subsidiaries.

23(a)         Consent of Arthur Andersen LLP.

23(b)         Consent of Deloitte & Touche LLP.

99            Letter to the Commission pursuant to Temporary Note 3T.

-----------------