Form 10-Q
period 2002-03-30
UNIVERSAL FOREST PRODUCTS INC
filed 2002-05-09
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002
                                                 --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                Michigan                                       38-1465835
       -----------------------------------              ------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)


       2801 East Beltline NE, Grand Rapids, Michigan             49525
       ---------------------------------------------          ------------
       (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------


                                      NONE
       ------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                         Outstanding as of May 1, 2002
    -----------------------------------         -----------------------------
    Common stock, no par value                           17,906,382

================================================================================

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 30, 2002
                     and December 29, 2001.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 30, 2002 and March 31, 2001.                                           4

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 30, 2002 and March 31, 2001.                                           5

                 Notes to Consolidated Condensed Financial Statements.                                        6-8

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    9-19

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   20


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings.                                                                           21

     Item 2.     Changes in Securities and Use of Proceeds.                                                   21

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K - NONE.

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(in thousands, except share data)

                                                                                      March 30,    December 29,
                                                                                        2002           2001
                                                                                  -------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $     12,503    $    22,887
     Accounts receivable (net of allowance for doubtful accounts of
       $2,394 and $1,803).......................................................       135,218         86,256
     Inventories:
          Raw materials.........................................................        57,005         41,061
          Finished goods........................................................       110,656         79,708
                                                                                  ------------    -----------
                                                                                       167,661        120,769
     Other current assets.......................................................         3,472          5,054
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       318,854        234,966


OTHER ASSETS....................................................................         6,548         11,585
GOODWILL........................................................................       120,276        119,550
NON-COMPETE AGREEMENTS (net of accumulated amortization
     of $1,731 and $3,644)......................................................         3,247          3,446


PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       298,112        286,883
     Accumulated depreciation and amortization..................................      (110,581)      (105,221)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       187,531        181,662
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    636,456    $   551,209
                                                                                  ============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      2,025    $     1,402
     Accounts payable...........................................................        69,988         46,862
     Accrued liabilities:
          Compensation and benefits.............................................        25,649         34,029
          Other ................................................................        15,930          8,187
     Current portion of long-term debt and capital lease obligations............        20,512         20,415
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       134,104        110,895


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less
     current portion............................................................       240,174        154,370
DEFERRED INCOME TAXES...........................................................        10,413          9,580
OTHER LIABILITIES...............................................................        14,549          9,502
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       399,240        284,347


TEMPORARY SHAREHOLDERS' EQUITY:
     Value of shares subject to redemption agreement; 2,000,000 shares
       issued and outstanding...................................................                       36,000


SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,792,986 and 17,787,860...............................        17,793         17,788
     Additional paid-in capital.................................................        81,091         80,994
     Retained earnings..........................................................       138,759        132,677
     Accumulated other comprehensive earnings...................................           674            558
                                                                                  ------------    -----------
                                                                                       238,317        232,017
     Officers' stock notes receivable...........................................        (1,101)        (1,155)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       237,216        230,862
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    636,456    $   551,209
                                                                                  ============    ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share data)

                                                                                         Three Months Ended
                                                                                    -----------------------------
                                                                                      March 30,      March 31,
                                                                                         2002            2001
                                                                                    -----------------------------
NET SALES     ....................................................................  $   341,656    $   284,069

COST OF GOODS SOLD................................................................      290,379        240,950
                                                                                    -----------    -----------

GROSS PROFIT......................................................................       51,277         43,119

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......................................       37,798         32,273
                                                                                    -----------    -----------

EARNINGS FROM OPERATIONS..........................................................       13,479         10,846

INTEREST, NET:
     Interest expense.............................................................        2,908          3,199
     Interest income..............................................................         (113)           (72)
                                                                                    -----------    -----------
                                                                                          2,795          3,127
                                                                                    -----------    -----------
EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
  AND EQUITY IN EARNINGS OF INVESTEE..............................................       10,684          7,719

INCOME TAXES......................................................................        3,973          2,856
                                                                                    -----------    -----------

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN
  EARNINGS OF INVESTEE............................................................        6,711          4,863

MINORITY INTEREST.................................................................         (629)           (67)

EQUITY IN EARNINGS OF INVESTEE....................................................                         181
                                                                                    -----------    -----------

REPORTED NET EARNINGS.............................................................  $     6,082    $     4,977
     ADD: Goodwill amortization, net of tax.......................................                         695
                                                                                    -----------    -----------
     ADJUSTED NET EARNINGS........................................................  $     6,082    $     5,672
                                                                                    ===========    ===========

REPORTED EARNINGS PER SHARE - BASIC...............................................  $      0.33    $      0.25
     ADD: Goodwill amortization, net of tax.......................................                        0.04
                                                                                    -----------    -----------
     ADJUSTED EARNINGS PER SHARE - BASIC..........................................  $      0.33    $      0.29
                                                                                    ===========    ===========

REPORTED EARNINGS PER SHARE - DILUTED.............................................  $      0.32    $      0.25
     ADD: Goodwill amortization, net of tax.......................................                        0.03
                                                                                    -----------    -----------
     ADJUSTED EARNINGS PER SHARE - DILUTED........................................  $      0.32    $      0.28
                                                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING...............................................       18,210         19,714

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON
  STOCK EQUIVALENTS...............................................................       19,024         20,243

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                          Three Months Ended
                                                                                    -----------------------------
                                                                                        March 30,      March 31,
                                                                                          2002           2001
                                                                                    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $      6,082   $      4,977
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................         5,611          4,577
     Amortization of non-compete agreements and goodwill..........................           301          1,045
     Changes in:
       Accounts receivable........................................................       (46,490)       (37,032)
       Inventories................................................................       (44,856)       (23,587)
       Accounts payable...........................................................        22,111         22,600
       Accrued liabilities and other..............................................           981         (7,198)
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................       (56,260)       (34,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........................................        (5,255)        (7,781)
Acquisitions, net of cash received................................................          (359)       (10,498)
Proceeds from sale of property, plant and equipment...............................           161            481
Other.............................................................................         1,222           (391)
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................        (4,231)       (18,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................        86,453         58,759
Repayment of long-term debt.......................................................          (158)        (2,864)
Proceeds from issuance of common stock............................................            62             48
Distributions to minority shareholder.............................................          (250)
Repurchase of common stock........................................................       (36,000)          (255)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................        50,107         55,688
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................       (10,384)         2,881

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................        22,887          2,392
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $     12,503   $      5,273
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest.....................................................................  $        719   $        731
     Income taxes.................................................................        (2,097)           289

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements........................  $        216



See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A.     BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated condensed financial statements (the "Financial Statements") include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for our less than 50% owned affiliates.

       In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 29, 2001.

       Certain reclassifications have been made to the Financial Statements for 2001 to conform to the classifications used in 2002.

B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $6.2 million and $4.6 million for the quarter ended March 30, 2002 and March 31, 2001, respectively.

C.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                           Three Months Ended 03/30/02           Three Months Ended 03/31/01
                                       ------------------------------------   ----------------------------------
                                                                   Per                                     Per
                                         Income        Shares     Share         Income        Shares      Share
                                       (Numerator) (Denominator)  Amount      (Numerator)  (Denominator)  Amount
                                       -------------------------  ------      -----------  -------------  ------
       NET EARNINGS...................    $6,082                                $4,977

       EPS - BASIC
       Income available to
         common stockholders..........     6,082        18,210     $0.33         4,977        19,714      $0.25
                                                                   =====                                  =====
       EFFECT OF DILUTIVE SECURITIES
       Options........................                     814                                   529
                                                      --------                              --------
       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $6,082        19,024     $0.32        $4,977        20,243      $0.25
                                          ======      ========     =====        ======      ========      =====

       Options to purchase 195,000 shares of common stock at exercise prices ranging from $22.88 to $36.01 were outstanding at March 30, 2002, but were not included in the computation of diluted EPS for the quarter ended March 30, 2002 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.     GOODWILL AND OTHER INTANGIBLE ASSETS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Goodwill will no longer be amortized, however tests for impairment will be performed annually or when a triggering event occurs. Impairment is defined as a fair market value less than the carrying value of the asset on the financial statements. SFAS 142 requires that we test all goodwill for impairment within six months of implementation. Effective December 30, 2001 (the first day of our fiscal year ending December 28, 2002), we adopted this statement and goodwill is no longer amortized. We performed the required first step of testing for impairment by utilizing the discounted cash flow method, as well as comparing the results to other widely acceptable valuation methods, none of which resulted in impairment of goodwill.

       Estimated amortization expense for intangible assets as of March 30, 2002 for each of the succeeding fiscal years is as follows:

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                  2002................  $887
                  2003................   998
                  2004................   998
                  2005................   998
                  2006................   928

E.     LONG-LIVED ASSETS

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Term Assets ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. Effective December 30, 2001, we adopted this statement. The impact of adopting this statement has not been significant to our financial statements.

F.     BUSINESS COMBINATIONS

       On January 15, 2002, one of our subsidiaries acquired an additional 5% interest in Pinelli-Universal S. de R.L. de C.V. ("Pinelli"), increasing our ownership to 50%. The purchase price for the additional 5% was approximately $0.9 million. As a result of this transaction, we began consolidating the results of Pinelli in the 2002 financial statements. In 2001, we accounted for Pinelli under the equity method.

G.     SUBSEQUENT EVENTS

       On April 10, 2002, one of our subsidiaries acquired certain assets and entered into an exclusive licensing agreement with Inno-Tech Plastics, Inc. ("Inno-Tech"), which operates one facility in Springfield, IL. The total purchase price for these assets was approximately $4.1 million. Inno-Tech had net sales in fiscal 2001 totaling approximately $1.3 million.

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

WE ARE SUBJECT TO FLUCTUATIONS IN THE PRICE OF LUMBER. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government regulations, environmental regulations, weather conditions, economic conditions and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can negatively affect our sales volume, our gross margins and our profitability. We anticipate that these fluctuations will continue in the future.

OUR GROWTH MAY BE LIMITED BY THE MARKETS WE SERVE. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

The manufactured housing industry is currently hampered by market conditions, including an oversupply of product and tightened credit policies which have impacted our ability to achieve short- term performance objectives. Significant lenders who previously provided financing to consumers of these products and industry participants have either restricted credit or exited the market. A continued shortage of financing to this industry could adversely affect our operating results. Our ability to achieve growth in sales and margins to the site-built construction market is somewhat dependent on housing starts. If housing starts decline significantly, our financial results could be negatively impacted.

We are witnessing consolidation by our customers. These consolidations will result in a larger portion of our sales being made to some customers and may limit the customer base we are able to serve.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


OUR GROWTH MAY BE LIMITED BY OUR ABILITY TO MAKE SUCCESSFUL ACQUISITIONS. A key component of our growth strategy is to complete business combinations. Business combinations involve inherent risks, including assimilation and successfully managing growth. While we conduct extensive due diligence and have taken steps to ensure successful assimilation, factors beyond our control could influence the results of these acquisitions. Also, the repurchase of approximately $36 million of our stock from our largest shareholder may reduce the number and scope of our acquisitions in 2002.

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase the financial cost to us. See additional discussion below under the caption "Environmental Considerations and Regulations."

SEASONALITY AND WEATHER CONDITIONS COULD ADVERSELY AFFECT US. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk (see Historical Lumber Prices). Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters. Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, programs are maintained with certain vendors and customers that are intended to decrease our exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market. Vendor programs also allow us to carry a lower investment in inventories.

The majority of our products are used or installed in outdoor construction activities; therefore, short-term sales volume, our gross margins and our profits can be negatively affected by adverse weather conditions. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.

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


                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the three months ended March 30, 2002 and March 31, 2001:

                                                       Random Lengths Composite
                                                            Average $/MBF
                                                     ---------------------------
                                                            2002        2001
                                                            ----        ----
                  January............................        $297        $269
                  February...........................         317         285
                  March..............................         339         306

                  First quarter average..............        $318        $287

                  First quarter percentage
                   increase from 2001................       10.8%

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                                                         Random Lengths SYP
                                                           Average $/MBF
                                                     ---------------------------
                                                           2002      2001
                                                           ----      ----
                  January............................      $410      $369
                  February...........................       434       393
                  March..............................       464       408


                  First quarter average..............      $436      $390



                  First quarter percentage
                    increase from 2001...............     11.8%


                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


              IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution and services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.

Our gross margins are impacted by both (1) the relative level of the Lumber Market (i.e. whether prices are higher or lower from comparative periods), and
(2) the trend in the market price of lumber (i.e. whether the price of lumber is increasing or decreasing within a period or from period to period). Moreover, as explained below, our products are priced differently. Some of our products have fixed selling prices, while the selling prices of other products are indexed to the reported Lumber Market with a fixed dollar adder to cover conversion costs and profits. Consequently, the level and trends of the Lumber Market impact our products differently.

Below is a general description of the different ways in which our products are priced.

- Products with fixed selling prices. These products include value-added products such as decking and fencing sold to do-it-yourself/retail ("DIY/retail") customers, as well as trusses, wall panels and other components sold to the site-built construction market. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and eliminate or reduce any exposure to changes in the price of component lumber products, we attempt to lock in prices for these sales commitments with our suppliers. Also, the time periods and quantity limitations generally allow us to reprice our products for changes in lumber prices from our suppliers.

- Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits. These products include treated lumber, remanufactured lumber and trusses sold to the manufactured housing industry. For these products, we estimate the customers' needs and carry anticipated levels of inventory. Because lumber costs are set in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.

Changes in the trend of lumber prices have their greatest impact on those products that have significant inventory levels with low turnover rates. This particularly impacts treated lumber, which comprises over twenty five percent of our total sales. In other words, the longer the period of time that products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher level of inventory turnover.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


In addition to the impact of Lumber Market trends on gross margins, changes in the level of the market causes fluctuations in gross margins when comparing operating results from period to period. This is explained in the following example, which assumes the price of lumber has increased from period one to period two, with no changes in the trend within each period.

                                                         Period 1    Period 2
                                                         --------    --------
       Lumber cost....................................       $300        $400
       Conversion cost................................         50          50
       = Product cost.................................        350         450
       Adder..........................................         50          50
       = Sell price...................................        400         500
       Gross margin...................................      12.5%       10.0%

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margins. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.


                              BUSINESS COMBINATIONS

On January 15, 2002, one of our subsidiaries acquired an additional 5% interest in Pinelli-Universal S. de R.L. de C.V. ("Pinelli"), increasing our ownership to 50%. The purchase price for the additional 5% was approximately $0.9 million. As a result of this transaction, we began consolidating the results of Pinelli in the 2002 financial statements. In 2001, we accounted for Pinelli under the equity method.


                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                                                                For the Three Months Ended
                                                                             -------------------------------
                                                                               March 30,           March 31,
                                                                                 2002               2001
                                                                             --------------    -------------

Net sales ..............................................................         100.0%             100.0%
Cost of goods sold .....................................................          85.0               84.8
                                                                               -------            -------

Gross profit ...........................................................          15.0               15.2
Selling, general, and administrative expenses ..........................          11.0               11.4
                                                                               -------            -------

Earnings from operations ...............................................           4.0                3.8
Interest, net ..........................................................           0.8                1.1
                                                                               -------            -------

Earnings before income taxes, minority interest and equity
   in earnings of investee .............................................           3.2                2.7
Income taxes ...........................................................           1.2                1.0
                                                                               -------            -------

Earnings before minority interest and equity in earnings
   of investee .........................................................           2.0                1.7
Minority interest ......................................................          (0.2)              (0.0)
Equity in earnings of investee .........................................           0.0                0.1
                                                                               -------            -------

Reported net earnings ..................................................           1.8                1.8
  Add: Goodwill amortization, net of tax ...............................           0.0                0.2
                                                                               -------            -------
  Adjusted Net Earnings ................................................           1.8%               2.0%
                                                                               =======            =======

NET SALES

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

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY/retail market, specialty wood packaging, and engineered wood products. One of our goals is to achieve a ratio of value-added sales to total sales of at least 50%. Although we consider the treatment of dimensional lumber with certain chemical

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

- Maximizing profitable top-line sales growth while increasing DIY/retail market share.

-   Maintaining manufactured housing market share.

The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.

                                                                  For the Three Months Ended
                                                     ------------------------------------------------------
                                                       March 30,                    March 31,
Market Classification                                    2002            %            2001           %
---------------------                                ------------    --------     ------------   ---------
DIY/Retail...........................................    $147,224      43.1%          $127,674     45.0%
Site-Built Construction..............................      68,485      20.0             61,736     21.7
Manufactured Housing.................................      67,200      19.7             49,489     17.4
Industrial...........................................      36,511      10.7             28,483     10.0
Wholesale Lumber.....................................      22,236       6.5             16,687      5.9
                                                       ----------    -------         ---------   -------
Total................................................    $341,656     100.0%          $284,069    100.0%
                                                       ==========    =======         =========   =======

Net sales in the first quarter of 2002 increased 20.3%, compared to the first quarter of 2001, resulting from an increase in units shipped of approximately 15%. Overall selling prices increased as a result of the Lumber Market (see Historical Lumber Prices).

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                              Three Months Ended
                                        --------------------------------
                                          March 30,          March 31,
                                            2002               2001
                                        --------------     -------------
Value-Added...........................     52.6%              50.5%
Commodity-Based.......................     47.4%              49.5%

Value-added sales increased 25.4% in the first quarter of 2002, primarily due to increased sales of engineered wood products to the site-built construction, DIY/retail and manufactured housing markets. Commodity-based sales increased 15.3% in the quarter.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


DIY/Retail:

Net sales to the DIY/retail market increased 15.3% in the first quarter compared to the same period of 2001. This increase was a result of the following:

- Acquiring the assets of P&R Truss Company, Inc. ("P&R") on October 15, 2001. P&R is a manufacturer of engineered wood products used in site-built construction and sells through retail channels.

-   A 10% increase in sales out of existing facilities.

Site-Built Construction:

Net sales to the site-built construction market increased 10.9% in the first quarter compared to the same period of 2001. This increase was primarily due to increased unit sales as a result of operations acquired in 2001.

Manufactured Housing:

Net sales to the manufactured housing market increased 35.8% in the first quarter of 2002 compared to the same period of 2001, while industry shipments increased 8%. We increased our market share by acquiring certain assets of the Sunbelt Wood Components Division of Kevco, Inc. on April 3, 2001.

Industrial:

Net sales to the industrial market increased 28.2% in the first quarter of 2002 compared to the same period of 2001. This increase was primarily due to a 14% increase in sales at our existing facilities combined with the consolidation of Pinelli in our operating results in 2002. See "Business Combinations."

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased in the first quarter of 2002 compared to the same period of 2001. This decrease was primarily due to increased price competition in the site-built construction market as market activity has slowed in several regions. This decrease offset gains realized from improving our ratio of value-added product sales. See "Impact of the Lumber Market on our Operating Results."

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales decreased to 11.0% in the first quarter of 2002 compared to 11.4% in the same period of 2001. This decrease was primarily due to the requirement to no longer amortize goodwill beginning in 2002.

INTEREST, NET

Net interest costs were lower in the first quarter of 2002 compared to the same period of 2001. Although we had a higher average debt balance as a result of increased working capital and the repurchase of shares from our largest shareholder, this was offset by a substantial decrease in short- term borrowing rates on variable rate debt.

INCOME TAXES

Our effective tax rate was 37.2% in the first quarter of 2002 compared to 37.0% in the same period of 2001. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities increased in the first quarter of 2002 compared to the same period of 2001. This was primarily due to an increase in inventory to support future sales growth and an increase in accounts receivable due to record first quarter sales. Longer payment terms with our largest customer contributed to the increase in receivables.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 53 days in the first quarter of 2002 from 55 days in the first quarter of 2001, primarily due to a substantial reduction in the days supply of inventory which was partially offset by a longer receivables cycle.

Capital expenditures totaled $5.3 million in the first quarter of 2002 compared to $7.8 million in the same period of 2001. Our capital expenditures during the first quarter of 2002 primarily consisted of several projects to improve efficiencies and expand manufacturing capacity at existing plants. We expect to spend approximately $21 million on capital expenditures for the balance of 2002, which includes outstanding purchase commitments on capital projects totaling approximately $4.0 million on March 30, 2002. We intend to satisfy these commitments utilizing our revolving credit facilities.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


We spent approximately $36 million in the first quarter of 2002 to purchase 2 million shares from our largest shareholder. We funded the purchase price using our revolving credit facilities. On March 30, 2002, we had $112.6 million outstanding on our $175 million revolving credit facility and $19.3 million Canadian ($12.1 million U.S.) outstanding on our $25 million Canadian revolving credit facility. We also have $25 million available on a new short-term revolving credit facility obtained in the first quarter. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. We were within our requirements at March 30, 2002.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

We are self-insured for environmental impairment liability and accrue for the estimated cost of monitoring or remediation activities. As of May 1, 2002, we own or operate 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for costs and expenses related to the environmental condition of our real property. We have established reserves for remediation activities at our North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities.

We have accrued in other long-term liabilities amounts totaling $2.4 million on March 30, 2002 and March 31, 2001 for the activities described above. We believe the potential future costs of known remediation efforts will not have a material adverse effect on our future financial position, results of operations or liquidity.

For the past several years, the EPA has been conducting a scientific review of CCA, a wood preservative we use to extend the useful life of wood fiber, as part of its re-registration process and in response to allegations by certain environmental groups that CCA poses health risks. Recently, the EPA announced that the manufacturers of CCA preservative agreed to the re-registration of CCA for certain industrial and commercial uses. The manufacturers agreed to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. The manufacturers will continue to produce CCA for use in various industrial, marine, and non-residential uses. This agreement will require us to change the preservative we use to one of several new alternatives prior to December 31, 2003. We estimate that we will incur capital costs totaling approximately $1.5 million to convert our plants to the new alternative preservatives.

In addition, an environmental group petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. We have been assured by our vendors and by scientific studies that CCA treated lumber poses no unreasonable risks and its continued use should be permitted. The EPA, in its recent press release concluded that there isn't any reason to remove or replace any CCA treated structures, including decks or playground equipment.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


We have been requested by a major customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is defective. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend our Company. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not accepted liability. In addition, we have also been named as a defendant in a separate purported class action lawsuit in Louisiana, which contains similar allegations as the complaints against our customer. Again, we intend to vigorously defend the complaint.

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

Item 2. Changes in Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c) Sales of equity securities in the first quarter not registered under the Securities Act.

                                      Date of       Class of      Number                           Consideration
                                        Sale          Stock     of Shares    Purchasers              Exchanged
                                     -----------   ----------   ---------    ----------            -------------
Stock Gift Program                   Various       Common            393     Eligible persons        None

Directors' Stock Grant Program       01/09/02      Common          1,400     Directors               Directors
                                                                                                     Services


                         UNIVERSAL FOREST PRODUCTS, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL FOREST PRODUCTS, INC.



Date:  May 9, 2002                   By: /s/ William G. Currie
      -----------------------            ---------------------------------------
                                            William G. Currie
                                     Its:   Vice Chairman of the Board and Chief
                                            Executive Officer




Date:  May 9, 2002                   By: /s/ Michael R. Cole
      -----------------------            ---------------------------------------
                                           Michael R. Cole
                                     Its:  Chief Financial Officer