Form 10-Q
period 2002-06-29
UNIVERSAL FOREST PRODUCTS INC
filed 2002-08-02
CIK 912767

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002
                                                 -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                   Michigan                                38-1465835
         -------------------------------            --------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification Number)


         2801 East Beltline NE, Grand Rapids, Michigan              49525
         ---------------------------------------------           ------------
         (Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------

                                      NONE
          -------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                               Outstanding as of July 15, 2002
-----------------------------------              -------------------------------
   Common stock, no par value                            17,909,004

================================================================================

                                     INDEX


                                                                                                               PAGE NO.
                                                                                                               --------
PART I.          FINANCIAL INFORMATION.
     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at June 29, 2002
                     and December 29, 2001.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three
                     and Six Months Ended June 29, 2002 and June 30, 2001.                                     4

                 Consolidated Condensed Statements of Cash Flows for the Six
                     Months Ended June 29, 2002 and June 30, 2001.                                             5

                 Notes to Consolidated Condensed Financial Statements.                                        6-9

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    10-20

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   21


PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities and Use of Proceeds.                                                   22

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders.                                         23

     Item 5.     Other Information - NONE.

     Item 6.     Exhibits and Reports on Form 8-K.                                                            23

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)

                                                                                     June 29,      December 29,
                                                                                      2002             2001
                                                                                ---------------  --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $     18,020    $    22,887
     Accounts receivable (net of allowance for doubtful accounts of
       $2,137 and $1,803).......................................................       178,017         86,256
     Inventories:
          Raw materials.........................................................        46,920         41,061
          Finished goods........................................................        91,079         79,708
                                                                                  ------------    -----------
                                                                                       137,999        120,769
     Other current assets.......................................................         3,425          5,054
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       337,461        234,966

OTHER ASSETS....................................................................         6,334         11,585
GOODWILL........................................................................       120,569        119,550
NON-COMPETE AND LICENSING AGREEMENTS (net of accumulated
     amortization of $1,965 and $3,644).........................................         5,014          3,446

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       303,622        286,883
     Accumulated depreciation and amortization..................................      (114,945)      (105,221)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       188,677        181,662
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    658,055    $   551,209
                                                                                  ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      2,001    $     1,402
     Accounts payable...........................................................        90,904         46,862
     Accrued liabilities:
          Compensation and benefits.............................................        31,063         34,029
          Other ................................................................        18,732          8,187
     Current portion of long-term debt and capital lease obligations............        19,025         20,415
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       161,725        110,895

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less
     current portion............................................................       219,675        154,370
DEFERRED INCOME TAXES...........................................................        10,315          9,580
OTHER LIABILITIES...............................................................        14,865          9,502
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       406,580        284,347

TEMPORARY SHAREHOLDERS' EQUITY:
     Value of shares subject to redemption agreement; 2,000,000 shares
       issued and outstanding...................................................                       36,000

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,906,447 and 17,787,860...............................        17,906         17,788
     Additional paid-in capital.................................................        81,913         80,994
     Retained earnings..........................................................       152,782        132,677
     Accumulated other comprehensive earnings...................................           275            558
                                                                                  ------------    -----------
                                                                                       252,876        232,017
     Officers' stock notes receivable...........................................        (1,401)        (1,155)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       251,475        230,862
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    658,055    $   551,209
                                                                                  ============    ===========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share data)

                                                                Three Months Ended            Six Months Ended
                                                              -----------------------    --------------------------
                                                                June 29,     June 30,       June 29,      June 30,
                                                                   2002        2001           2002          2001
                                                              ------------------------   ------------- ------------
NET SALES     ..............................................  $  504,944   $  485,153     $  846,600    $  769,222

COST OF GOODS SOLD..........................................     436,321      418,756        726,700       659,706
                                                              ----------   ----------     ----------    ----------
GROSS PROFIT................................................      68,623       66,397        119,900       109,516
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.................................................      41,345       38,869         79,143        71,142
                                                              ----------   ----------     ----------    ----------
EARNINGS FROM OPERATIONS....................................      27,278       27,528         40,757        38,374
OTHER EXPENSE (INCOME):
     Interest expense.......................................       3,047        3,539          5,955         6,738
     Interest income........................................         (52)        (245)          (165)         (317)
     Gain on sale of assets.................................      (1,082)                     (1,082)
                                                              ----------   ----------     ----------    ----------
                                                                   1,913        3,294           4,708        6,421
                                                              ----------   ----------     -----------   ----------
EARNINGS BEFORE INCOME TAXES, MINORITY
   INTEREST AND EQUITY IN EARNINGS
   (LOSS) OF INVESTEE.......................................      25,365       24,234         36,049        31,953
INCOME TAXES................................................       9,400        9,179         13,373        12,035
                                                              ----------   ----------     ----------    ----------
EARNINGS BEFORE MINORITY INTEREST AND
  EQUITY IN EARNINGS (LOSS) OF INVESTEE.....................      15,965       15,055         22,676        19,918

MINORITY INTEREST...........................................        (611)        (794)        (1,240)         (861)

EQUITY IN EARNINGS (LOSS) OF INVESTEE.......................                      (23)                         158
                                                              ----------   ----------     -----------   ----------
REPORTED NET EARNINGS.......................................  $   15,354   $   14,238     $    21,436   $   19,215
     ADD: Goodwill amortization, net of tax.................                      761                        1,457
                                                              ----------   ----------     -----------   ----------
     ADJUSTED NET EARNINGS..................................  $   15,354   $   14,999     $    21,436   $   20,672
                                                              ==========   ==========     ===========   ==========
REPORTED EARNINGS PER SHARE - BASIC.........................  $     0.86   $     0.72     $     1.19    $     0.97
     ADD: Goodwill amortization, net of tax.................                     0.04                         0.07
                                                              ----------   ----------     -----------   ----------
     ADJUSTED EARNINGS PER SHARE - BASIC....................  $     0.86   $     0.76     $     1.19    $     1.05
                                                              ==========   ==========     ===========   ==========
REPORTED EARNINGS PER SHARE - DILUTED.......................  $     0.82   $     0.70     $     1.14    $     0.95
     ADD: Goodwill amortization, net of tax.................                     0.04                         0.07
                                                              ----------   ----------     ----------    ----------
     ADJUSTED EARNINGS PER SHARE - DILUTED..................  $     0.82   $     0.74     $     1.14    $     1.02
                                                              ==========   ==========     ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING.........................      17,884       19,792         18,047        19,753

WEIGHTED AVERAGE SHARES OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS.............................      18,705        20,388        18,865        20,315




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                            Six Months Ended
                                                                                    ----------------------------------
                                                                                         June 29,      June 30,
                                                                                           2002           2001
                                                                                    --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     21,436   $     19,215
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................        11,322          9,498
     Amortization of intangibles..................................................           587          2,180
     (Gain) loss on sale or impairment of PP&E....................................          (949)            38
     Changes in:
       Accounts receivable........................................................       (89,290)       (68,218)
       Inventories................................................................       (15,194)       (21,951)
       Accounts payable...........................................................        43,027         36,701
       Accrued liabilities and other..............................................         9,347          9,909
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................       (19,714)       (12,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........................................       (13,481)       (17,924)
Purchase of licensing agreement...................................................        (2,000)
Acquisitions, net of cash received................................................          (359)       (21,559)
Proceeds from sale of property, plant and equipment...............................         2,545            399
Other.............................................................................         1,094            512
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (12,201)       (38,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................        71,827         67,600
Repayment of long-term debt.......................................................        (7,557)        (9,038)
Proceeds from issuance of common stock............................................           716            783
Distributions to minority shareholder.............................................          (585)
Dividends paid to shareholders....................................................          (806)          (792)
Repurchase of common stock........................................................       (36,547)        (1,255)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................        27,048         57,298
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................        (4,867)         6,098

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................        22,887          2,392
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $     18,020   $      8,490
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      5,973   $      6,554
     Income taxes.................................................................         2,308          2,434

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements........................  $        216
Stock exchanged for officers' notes receivable....................................           300

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

B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $15.0 million and $14.6 million for the quarters ended June 29, 2002 and June 30, 2001, respectively. During the six months ended June 29, 2002 and June 30, 2001, comprehensive income was approximately $21.2 million and $19.3 million, respectively.

C.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                          Three Months Ended 06/29/02            Three Months Ended 06/30/01
                                      ------------------------------------   -------------------------------------
                                                                  Per                                       Per
                                        Income       Shares      Share           Income       Shares       Share
                                      (Numerator) (Denominator)  Amount        (Numerator) (Denominator)   Amount
                                      ----------- ------------- --------       ----------- -------------   ------
       NET EARNINGS...................   $15,354                                $14,238

       EPS - BASIC
       Income available to
         common stockholders..........    15,354        17,884     $0.86         14,238       19,792      $0.72
                                                                   =====                                  =====
       EFFECT OF DILUTIVE SECURITIES
       Options........................                     821                                   596
                                                      --------                              --------
       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $15,354       18,705     $0.82        $14,238       20,388      $0.70
                                          =======       ======     =====        =======       ======      =====

                                            Six Months Ended 06/29/02             Six Months Ended 06/30/01
                                      ------------------------------------  -------------------------------------
                                                                   Per                                       Per
                                        Income        Shares      Share        Income        Shares         Share
                                      (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)     Amount
                                      -----------  -------------  ------     -----------  -------------     ------
       NET EARNINGS...................   $21,436                                $19,215

       EPS - BASIC
       Income available to
         common stockholders..........    21,436        18,047     $1.19         19,215       19,753      $0.97
                                                                   =====                                  =====
       EFFECT OF DILUTIVE SECURITIES
       Options........................                     818                                   562
                                                      --------                              --------
       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $21,436       18,865     $1.14        $19,215       20,315      $0.95
                                          =======       ======     =====        =======       ======      =====

       Options to purchase 110,000 shares of common stock at exercise prices ranging from $26.49 to $36.01 were outstanding at June 29, 2002, but were not included in the computation of diluted EPS for the quarter and six months ended June 29, 2002 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


D.     GOODWILL AND OTHER INTANGIBLE ASSETS

       Effective December 30, 2001 (the first day of our fiscal year ending December 28, 2002), we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This statement changed the accounting and reporting for goodwill and other intangible assets. Goodwill is no longer amortized, however tests for impairment are performed annually or when a triggering event occurs. Impairment is defined as a fair market value less than the carrying value of the asset on the financial statements. SFAS 142 requires that we test all goodwill for impairment within six months of implementation. We tested for impairment by utilizing the discounted cash flow method, as well as comparing the results to other widely acceptable valuation methods, none of which resulted in impairment of goodwill.

       Estimated amortization expense for intangible assets as of June 29, 2002 for each of the succeeding fiscal years is as follows:

                  Remaining 2002..................... $499
                  2003...............................  997
                  2004...............................  997
                  2005...............................  997
                  2006...............................  928
                  Thereafter.........................  596

E.     LONG-LIVED ASSETS

       Effective December 30, 2001, we adopted SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long- lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The impact of adopting this statement has not been significant to our financial statements.

F.     BUSINESS COMBINATIONS

       On January 15, 2002, one of our subsidiaries acquired an additional 5% interest in Pinelli- Universal S. de R.L. de C.V. ("Pinelli"), increasing our ownership to 50%. The purchase price for the additional 5% was approximately $0.9 million. As a result of this transaction, we began

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       consolidating the results of Pinelli in the 2002 financial statements. In 2001, we accounted for Pinelli under the equity method.

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

                                  RISK FACTORS

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

The manufactured housing industry is currently hampered by market conditions, including tightened credit policies. Significant lenders who previously provided financing to consumers of these products and industry participants have either restricted credit or exited the market. A continued shortage of financing to this industry could adversely affect our operating results. Our ability to achieve growth in sales and margins to the site-built construction market is somewhat dependent on housing starts. If housing starts decline significantly, our financial results could be negatively impacted.

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

The majority of our products are used or installed in outdoor construction activities; therefore, short- term sales volume, our gross margins and our profits can be negatively affected by adverse weather conditions. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.

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

                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the six months ended June 29, 2002 and June 30, 2001:

                                                          Random Lengths Composite
                                                                Average $/MBF
                                                     -------------------------------
                                                             2002        2001
                                                             ----        ----
                  January............................        $297        $269
                  February...........................         317         285
                  March..............................         339         306
                  April..............................         323         331
                  May................................         312         411
                  June...............................         302         365

                  Second quarter average.............        $312        $369
                  Year-to-date average...............        $315        $328

                  Second quarter percentage
                   decrease from 2001................       (15.5%)
                  Year-to-date percentage
                   decrease from 2001................        (4.0%)

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.



                                                         Random Lengths SYP
                                                            Average $/MBF
                                                           2002      2001
                                                           ----      ----
                  January............................      $410      $369
                  February...........................       434       393
                  March..............................       464       408
                  April..............................       457       427
                  May................................       408       509

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                  June...............................       383       496

                  Second quarter average.............      $416      $477
                  Year-to-date average...............      $426      $434


                  Second quarter percentage
                    decrease from 2001...............     (12.8%)
                  Year-to-date percentage
                   decrease from 2001................      (1.8%)


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

Changes in the trend of lumber prices have their greatest impact on those products that have significant inventory levels with low turnover rates. This particularly impacts treated lumber, which comprises over twenty five percent of our total annual sales. In other words, the longer the period of time that products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher level of inventory turnover.

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



                                            For the Three Months Ended          For the Six Months Ended
                                            --------------------------          ------------------------
                                               June 29,        June 30,         June 29,         June 30,
                                                 2002           2001             2002             2001
                                             ------------    -----------       ----------      ----------
Net sales ..............................        100.0%         100.0%            100.0%           100.0%
Cost of goods sold .....................         86.4           86.3              85.8             85.8
                                                -----          -----             -----            -----
Gross profit ...........................         13.6           13.7              14.2             14.2
Selling, general, and
  administrative expenses ..............          8.2            8.0               9.3              9.2
                                                -----          -----             -----            -----
Earnings from operations ...............          5.4            5.7               4.9              5.0
Interest, net ..........................          0.6            0.7               0.7              0.8
Gain on sale of assets .................         (0.2)           0.0              (0.1)             0.0
                                                -----          -----             -----            -----
Earnings before income taxes,
  minority interest and equity in
  earnings (loss) of investee ..........          5.0            5.0               4.3              4.2
Income taxes ...........................          1.9            1.9               1.6              1.6
                                                -----          -----             -----            -----

Earnings before minority interest and
  equity in earnings (loss) of investee           3.1            3.1               2.7              2.6
  Minority interest ....................         (0.1)          (0.2)             (0.2)            (0.1)
  Equity in earnings (loss) of investee           0.0           (0.0)              0.0              0.0
                                                -----          -----             -----            -----
Reported net earnings ..................          3.0            2.9               2.5              2.5
  Add: Goodwill amortization, net of tax          0.0            0.2               0.0              0.2
                                                -----          -----             -----            -----
  Adjusted net earnings ................          3.0%           3.1%              2.5%             2.7%
                                                =====          =====             =====            =====

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY/retail market, specialty wood packaging, and engineered wood products. One of our goals is to achieve a ratio of value-added sales to total sales of at least 50%. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

- Maximizing profitable top-line sales growth while increasing DIY/retail market share.

-   Maintaining manufactured housing market share.

The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.

                                      For the Three Months Ended                     For the Six Months Ended
                                 -------------------------------------------    -------------------------------------------
                                  June 29,            June 30,                June 29,             June 30,
Market Classification                2002       %        2001         %          2002         %       2001         %
---------------------            ------------ ------- ------------ ---------  ------------ -------- ----------  ---------
DIY/Retail.....................   $265,359    52.5%     $271,305    55.9%       $412,590    48.7%    $398,998    51.9%
Site-Built Construction........     88,901    17.6        81,773    16.9         157,385    18.6      143,500    18.7
Manufactured Housing...........     80,850    16.0        74,618    15.4         148,047    17.5      124,104    16.1
Industrial.....................     45,737     9.1        34,202     7.0          84,890    10.0       62,679     8.1
Wholesale Lumber...............     24,097     4.8        23,255     4.8          43,688     5.2       39,941     5.2
                                  --------   -------- ---------- ----------   ---------- --------- ---------- ---------
Total..........................   $504,944   100.0%     $485,153   100.0%       $846,600   100.0%    $769,222   100.0%
                                  ========   ======     ========   ======       ========   ======    ========   ======

Net sales in the second quarter of 2002 increased 4.1%, compared to the second quarter of 2001, resulting from an increase in units shipped of approximately 6%. Overall selling prices decreased as a result of the Lumber Market (see Historical Lumber Prices). Net sales in the first six months of 2002 increased 10.1% compared to last year due to an increase in units shipped. Overall selling prices remained flat comparing the two periods.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                               Three Months Ended                      Six Months Ended
                                        --------------------------------      ------------------------------
                                          June 29,           June 30,          June 29,           June 30,
                                            2002               2001              2002               2001
                                       --------------     -------------      ------------       -----------
Value-Added...........................     47.7%              45.4%                49.7%              47.2%
Commodity-Based.......................     52.3%              54.6%                50.3%              52.8%


                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Value-added sales increased 9.2% and 15.6% in the second quarter and first six months of 2002, respectively, primarily due to increased sales of engineered wood products. Commodity-based sales remained flat during the second quarter, and increased 5.3% during the first six months.

DIY/Retail:

Net sales to the DIY/retail market decreased 2.2% in the second quarter of 2002 compared to 2001. This decrease was primarily due to an $11 million decrease in sales to our largest customer, offset by a $6 million increase in sales from acquiring the assets of P&R Truss Company, Inc. ("P&R") on October 15, 2001. P&R is a manufacturer of engineered wood products used in site-built construction and sells through retail channels.

Net sales to the DIY/retail market increased 3.4% in the first six months of 2002 compared to 2001 primarily due to the acquisition of P&R.

Site-Built Construction:

Net sales to the site-built construction market increased 8.7% and 9.7% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. These increases were due to increased unit sales as a result of operations acquired in 2001 combined with organic growth in several regions.

Manufactured Housing:

Net sales to the manufactured housing market increased 8.4% and 19.3% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. Industry shipments decreased 6% for the second quarter and were down 2% for the first six months. We increased our market share by acquiring certain assets of the Sunbelt Wood Components Division of Kevco, Inc. on April 3, 2001.

Industrial:

Net sales to the industrial market increased 33.7% and 35.4% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. Sales in our existing facilities increased approximately 20% in both periods. The remaining increase in sales was due to the consolidation of Pinelli in our operating results in 2002. See "Business Combinations."

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased slightly in the second quarter and first six months of 2002 compared to the same period of 2001. This decrease was primarily due to a sudden drop in lumber prices which adversely impacted our sales of commodity-based products not covered under managed inventory programs. As previously discussed, a decline in the trend of lumber prices adversely impacts margins on products with selling prices indexed to the Lumber Market. This was significantly offset by margin gains in our site-built market and an increase in sales of other value-added products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales increased to 8.2% and 9.3% in the second quarter and first six months of 2002, respectively, compared to 8.0% and 9.2% in the same periods of 2001, respectively. On a pro forma basis, excluding amortization of goodwill in 2001, the second quarter and first six months percentages were 7.8% and 9.0%, respectively. These increases were primarily due to reduced selling prices resulting from the decline in the Lumber Market in the second quarter of 2002.

INTEREST, NET

Net interest costs were lower in the second quarter and first six months of 2002 compared to the same period of 2001. Although we had a higher average debt balance as a result of increased working capital and the repurchase of shares from our largest shareholder, this was offset by a decrease in short-term borrowing rates on variable rate debt.

GAIN ON SALE OF ASSETS

During the second quarter, we sold our corporate airplane and recognized a gain of $1.1 million on the sale.

INCOME TAXES

Our effective tax rate was 37.1% in the second quarter of 2002 compared to 37.9% in the same period of 2001, and 37.1% in the first six months of 2002 compared to 37.7% in the same period of 2001. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. The decreases in our effective tax rate are a result of no longer amortizing goodwill which resulted in a permanent tax difference in 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities increased in the first six months of 2002 compared to the same period of 2001. This was primarily due to an increase in receivables resulting from longer payment terms with our largest customer.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 46 days in the first six months of 2002 from 44 days in the first six months of 2001, primarily due to a longer receivables cycle resulting from extended payment terms with our largest customer (mentioned above). This was partially offset by a reduction in the days supply of inventory.

Capital expenditures totaled $13.5 million in the first six months of 2002 compared to $17.9 million in the same period of 2001. Our capital expenditures during the second quarter of 2002 primarily consisted of several projects to improve efficiencies and expand manufacturing capacity at existing plants. We expect to spend approximately $11.5 million on capital expenditures for the balance of 2002, which includes outstanding purchase commitments on capital projects totaling approximately $3.8 million on June 29, 2002. We intend to satisfy these commitments utilizing our revolving credit facilities.

In January 2002, we spent approximately $36 million to purchase 2 million shares from our largest shareholder. We funded the purchase price using our revolving credit facilities. On June 29, 2002, we had $98.0 million outstanding on our $175 million revolving credit facility and $19.4 million Canadian ($12.8 million U.S.) outstanding on our $25 million Canadian revolving credit facility. We also have $25 million available on a short-term revolving credit facility obtained in the first quarter, which expires August 2002. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. We were within our requirements at June 29, 2002.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

We are self-insured for environmental impairment liability and accrue for the estimated cost of monitoring or remediation activities. As of August 1, 2002, we own or operate 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for costs and expenses related to the environmental condition of our real property. We have established reserves for remediation activities at our North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities. Since we have determined that we will no longer operate the North East, MD facility as a wood

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


preservation location, we have begun the process of closing the conditioning pad. This process will be completed in accordance with applicable regulations during the third quarter of 2002.

We have accrued in other long-term liabilities amounts totaling $2.4 million on June 29, 2002 and December 29, 2001 for the activities described above. We believe the potential future costs of known remediation efforts will not have a material adverse effect on our future financial position, results of operations or liquidity.

For the past several years, the EPA has been conducting a scientific review of CCA, a wood preservative we use to extend the useful life of wood fiber. The review is part of the EPA's re- registration process and is designed, in part, in response to allegations by certain environmental groups that CCA poses health risks. Recently, the EPA announced that the manufacturers of CCA preservative agreed to the re-registration of CCA for certain industrial and commercial uses. The manufacturers agreed to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. The manufacturers will continue to produce CCA for use in various industrial, marine, and non-residential uses. This agreement will require us to change the preservative we use to one of several new alternatives prior to December 31, 2003. We estimate that we will incur capital costs totaling approximately $1.5 million to convert our plants to the new alternative preservatives.

In addition, an environmental group petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. We have been assured by our vendors and by scientific studies that CCA treated lumber poses no unreasonable risks and its continued use should be permitted. The EPA, in its February 2002 press release concluded that there isn't any reason to remove or replace any CCA treated structures, including decks or playground equipment.

We have been requested by a major customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is defective. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend our Company. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability for these costs. We, along with many others in the industry, have also been named as a defendant in a separate purported class action lawsuit in Louisiana, which contains similar allegations as the complaints against our customer. While we do not believe the plaintiffs in this case are entitled to relief, we intend to vigorously defend this complaint.

In addition, various special interest environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products. The wood preservation industry trade groups are working with the individual states and their regulatory agencies to provide an accurate, factual background which demonstrates that the present method of uses and disposal is scientifically supported. As with all of the above cases, we have placed our vendors and our insurers on notice that we will seek indemnity and defense costs from them.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds.

(a)   None.

(b)   None.

(c) Sales of equity securities in the second quarter not registered under the Securities Act.

                                     Date of       Class of       Number                         Consideration
                                      Sale           Stock      of Shares    Purchasers            Exchanged
                                     -----------   ----------   ---------    ----------          -------------
Stock Gift Program                   Various       Common              144   Eligible persons      None

Stock Option Exercises               Various       Common          120,000   Eligible officers     $599,974

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at our Annual Meeting of Shareholders on April 17, 2002.

(1)  Election of the following Directors for three year terms expiring in 2005:


                                                     For                   Withheld
                                                   ---------               --------
                  Louis A. Smith                   14,390,936                65,046
                  John C. Canepa                   14,389,562                66,420

     However, Mr. Canepa is only allowed to serve until December 31, 2002, the end of the year in which he reaches age 72.

     Other Directors whose terms of office continued after the meeting are as follows:

                  William G. Currie
                  John W. Garside
                  Philip M. Novell
                  Peter F. Secchia

(2)      Proposal to approve the 2002 Employee Stock Purchase Plan:

                  For:               13,732,292
                  Against:              410,478
                  Abstain:               15,379


Item 6.  Exhibits and Reports on Form 8-K.

(a)      None.

(b)      Reports on Form 8-K.

         During the second quarter, we filed three reports on Form 8-K, each dated May 20, 2002, to report changes in our certifying accountant under Item 4.

                         UNIVERSAL FOREST PRODUCTS, INC.





                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNIVERSAL FOREST PRODUCTS, INC.



Date:  August 2, 2002                 By:  /s/ William G. Currie
      ------------------                   ---------------------
                                           William G. Currie
                                      Its: Vice Chairman of the Board and
                                           Chief Executive Officer



Date:  August 2, 2002                 By:  /s/ Michael R. Cole
      ------------------                  ----------------------
                                           Michael R. Cole
                                      Its: Chief Financial Officer