Form 10-Q/A
period 2002-06-29
UNIVERSAL FOREST PRODUCTS INC
filed 2002-08-06
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-1465835 (I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan 49525
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number, including area code: (616) 364-6161

                       NONE
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

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common stock, no par value	Outstanding as of July 15, 2002 17,909,004

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

        Registrant is amending this Quarterly Report on Form 10-Q solely for the purpose of filing Exhibits 99.1 and 99.2.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	99.1	Certificate of the Vice Chairman of the Board and Chief Executive Officer of Universal Forest Products, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	99.2	Certificate of the Chief Financial Officer of Universal Forest Products, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.
Dated: August 6, 2002	By:	/s/ William G. Currie William G. Currie
	Its:	Vice Chairman of the Board and Chief Executive Officer
Dated: August 6, 2002	By:	/s/ Michael R. Cole Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT LIST

99.1	Certificate of the Vice Chairman of the Board and Chief Executive Officer of Universal Forest Products, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of the Chief Financial Officer of Universal Forest Products, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT 99.1

CERTIFICATE OF THE
VICE CHAIRMAN OF THE BOARD
AND CHIEF EXECUTIVE OFFICER OF
UNIVERSAL FOREST PRODUCTS

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

         I, William G. Currie, Vice Chairman of the Board and Chief Executive Officer of Universal Forest Products, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that:

        (1)         The quarterly report on Form 10-Q for the quarterly period ended June 29, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)         The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of Universal Forest Products, Inc.

UNIVERSAL FOREST PRODUCTS, INC.
Dated: August 6, 2002	By:	/s/ William G. Currie William G. Currie
	Its:	Vice Chairman of the Board and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
UNIVERSAL FOREST PRODUCTS

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

         I, Michael R. Cole, Chief Financial Officer of Universal Forest Products, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that:

        (1)         The quarterly report on Form 10-Q for the quarterly period ended June 29, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)         The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of Universal Forest Products, Inc.

UNIVERSAL FOREST PRODUCTS, INC.
Dated: August 6, 2002	By:	/s/ Michael R. Cole Michael R. Cole
	Its:	Chief Financial Officer