Form 10-Q
period 2002-09-28
UNIVERSAL FOREST PRODUCTS INC
filed 2002-11-08
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002
                                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                               -------


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                   Michigan                                     38-1465835
     -----------------------------------                  ----------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)


     2801 East Beltline NE, Grand Rapids, Michigan                 49525
     ---------------------------------------------              ------------
     (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                   Outstanding as of October 15, 2002
         --------------------------         ----------------------------------
         Common stock, no par value                     17,736,708

================================================================================

                                      INDEX

                                                                                                            PAGE NO.
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at September 28, 2002
                     and December 29, 2001.                                                                    3

                 Consolidated Condensed Statements of Earnings for the Three and Nine
                     Months Ended September 28, 2002 and September 29, 2001.                                   4

                 Consolidated Condensed Statements of Cash Flows for the Nine Months
                     Ended September 28, 2002 and September 29, 2001.                                          5

                 Notes to Consolidated Condensed Financial Statements.                                        6-9

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                    10-22

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   23

     Item 4.     Controls and Procedures.                                                                     24

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities and Use of Proceeds.                                                   25

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information - NONE

     Item 6.     Exhibits and Reports on Form 8-K.                                                            26

CERTIFICATION OF VICE CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER.                                                                                      28

CERTIFICATION OF CHIEF FINANCIAL OFFICER.                                                                     29

                        UNIVERSAL FOREST PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
(in thousands, except share data)

                                                                                  September 28,   December 29,
                                                                                      2002            2001
                                                                                  ----------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................  $     12,800    $    22,887
     Accounts receivable (net of allowance for doubtful accounts of
       $2,702 and $1,803).......................................................       149,962         86,256
     Inventories:
          Raw materials.........................................................        43,806         41,061
          Finished goods........................................................        85,035         79,708
                                                                                  ------------    -----------
                                                                                       128,841        120,769
     Other current assets.......................................................         3,279          5,054
                                                                                  ------------    -----------
              TOTAL CURRENT ASSETS..............................................       294,882        234,966


OTHER ASSETS....................................................................         6,311         11,585
GOODWILL........................................................................       120,333        119,550
NON-COMPETE AND LICENSING AGREEMENTS (net of accumulated
     amortization of $2,214 and $3,644).........................................         4,764          3,446


PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment..............................................       311,652        286,883
     Accumulated depreciation and amortization..................................      (120,303)      (105,221)
                                                                                  ------------    -----------
              PROPERTY, PLANT AND EQUIPMENT, NET................................       191,349        181,662
                                                                                  ------------    -----------
TOTAL ASSETS....................................................................  $    617,639    $   551,209
                                                                                  ============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt............................................................  $      1,494    $     1,402
     Accounts payable...........................................................        76,303         46,862
     Accrued liabilities:
          Compensation and benefits.............................................        38,092         34,029
          Other ................................................................        12,507          8,187
     Current portion of long-term debt and capital lease obligations............        18,645         20,415
                                                                                  ------------    -----------
              TOTAL CURRENT LIABILITIES.........................................       147,041        110,895


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less
     current portion............................................................       185,091        154,370
DEFERRED INCOME TAXES...........................................................        10,320          9,580
MINORITY INTEREST...............................................................         7,558          2,405
OTHER LIABILITIES...............................................................         7,715          7,097
                                                                                  ------------    -----------
              TOTAL LIABILITIES.................................................       357,725        284,347


TEMPORARY SHAREHOLDERS' EQUITY:
     Value of shares subject to redemption agreement; 2,000,000 shares
       issued and outstanding...................................................                       36,000


SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,816,613 and 17,787,860...............................        17,817         17,788
     Additional paid-in capital.................................................        81,970         80,994
     Retained earnings..........................................................       161,850        132,677
     Accumulated other comprehensive earnings...................................         (322)            558
                                                                                  -----------     -----------
                                                                                       261,315        232,017
     Officers' stock notes receivable...........................................        (1,401)        (1,155)
                                                                                  ------------    -----------
              TOTAL SHAREHOLDERS' EQUITY........................................       259,914        230,862
                                                                                  ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $    617,639    $   551,209
                                                                                  ============    ===========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share data)

                                                                  Three Months Ended           Nine Months Ended
                                                              ---------------------------  ------------------------------
                                                              September 28, September 29,  September 28,    September 29,
                                                                  2002         2001            2002             2001
                                                              ------------ --------------  ------------    --------------
NET SALES...................................................  $  452,959     $  431,861       $1,299,559      $1,201,083


COST OF GOODS SOLD..........................................     391,294        375,679        1,117,994       1,035,385
                                                              ----------     ----------       ----------      ----------


GROSS PROFIT................................................      61,665         56,182          181,565         165,698


SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.................................................      41,148         37,525          120,291         108,667
                                                              ----------     ----------       ----------      ----------


EARNINGS FROM OPERATIONS....................................      20,517         18,657           61,274          57,031


OTHER EXPENSE (INCOME):
     Interest expense.......................................       2,542          2,948            8,497           9,686
     Interest income........................................         (31)          (151)            (196)           (468)
     Gain on sale of assets.................................                                      (1,082)
                                                              ----------     ----------       ----------      ----------
                                                                   2,511          2,797            7,219           9,218
                                                              ----------     ----------       ----------      ----------


EARNINGS BEFORE INCOME TAXES, MINORITY
   INTEREST AND EQUITY IN EARNINGS
   OF INVESTEE..............................................      18,006         15,860           54,055          47,813


INCOME TAXES................................................       6,678          5,519           20,051          17,554
                                                              ----------     ----------       ----------      ----------


EARNINGS BEFORE MINORITY INTEREST AND
  EQUITY IN EARNINGS OF INVESTEE............................      11,328         10,341           34,004          30,259


MINORITY INTEREST...........................................        (684)          (618)          (1,924)         (1,479)


EQUITY IN EARNINGS OF INVESTEE..............................                         85                              243
                                                              ----------     ----------       ----------      ----------


REPORTED NET EARNINGS.......................................  $   10,644     $    9,808       $   32,080      $   29,023
     ADD: Goodwill amortization, net of tax.................                        774                            2,231
                                                              ----------     ----------       ----------      ----------
     ADJUSTED NET EARNINGS..................................  $   10,644     $   10,582       $   32,080      $   31,254
                                                              ==========     ==========       ==========      ==========


REPORTED EARNINGS PER SHARE - BASIC.........................  $     0.60     $     0.50       $     1.78      $     1.47
     ADD: Goodwill amortization, net of tax.................                       0.04                             0.11
                                                              ----------     ----------       ----------      ----------
     ADJUSTED EARNINGS PER SHARE - BASIC....................  $     0.60     $     0.53       $     1.78      $     1.58
                                                              ==========     ==========       ==========      ==========


REPORTED EARNINGS PER SHARE - DILUTED.......................  $     0.58     $     0.48       $     1.71      $     1.43
     ADD: Goodwill amortization, net of tax.................                       0.04                             0.11
                                                              ----------     ----------       ----------      ----------
     ADJUSTED EARNINGS PER SHARE - DILUTED..................  $     0.58     $     0.52       $     1.71      $     1.54
                                                              ==========     ==========       ==========      ==========


WEIGHTED AVERAGE SHARES OUTSTANDING.........................      17,845         19,803           17,980          19,769


WEIGHTED AVERAGE SHARES  OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS.............................      18,427          20,450          18,719          20,360





See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)

                                                                                          Nine Months Ended
                                                                                    ----------------------------
                                                                                    September 28,  September 29,
                                                                                        2002           2001
                                                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $     32,080   $     29,023
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................        17,235         14,586
     Amortization of intangible assets............................................           851          3,348
     Deferred income taxes........................................................          (246)            13
     (Gain) loss on sale or impairment of property, plant, and equipment..........          (152)           588
     Changes in:
       Accounts receivable........................................................       (61,235)       (52,660)
       Inventories................................................................        (6,020)         3,891
       Accounts payable...........................................................        28,076         20,786
       Accrued liabilities and other..............................................        11,353         15,083
                                                                                    ------------   ------------
     NET CASH FROM OPERATING ACTIVITIES...........................................        21,942         34,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........................................       (21,136)       (22,166)
Purchase of licensing agreement...................................................        (2,000)
Acquisitions, net of cash received................................................        (2,519)       (21,559)
Proceeds from sale of property, plant and equipment...............................         3,310            886
Other.............................................................................           430          1,608
                                                                                    ------------   ------------
     NET CASH FROM INVESTING ACTIVITIES...........................................       (21,915)       (41,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................        37,004         23,106
Repayment of long-term debt.......................................................        (8,205)        (9,838)
Proceeds from issuance of common stock............................................           769            827
Distributions to minority shareholder.............................................          (660)        (1,275)
Dividends paid to shareholders....................................................          (806)          (792)
Repurchase of common stock........................................................       (38,216)        (1,537)
                                                                                    ------------   ------------
     NET CASH FROM FINANCING ACTIVITIES...........................................       (10,114)        10,491
                                                                                    ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................       (10,087)         3,918

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................        22,887          2,392
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $     12,800   $      6,310
                                                                                    ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................  $      6,659   $      7,590
     Income taxes.................................................................        16,406          9,169

NON-CASH FINANCING ACTIVITIES:
Property, plant and equipment acquired through capital leases.....................                 $        248

NON-CASH INVESTING ACTIVITIES:
Note payable issued in exchange for non-compete agreements........................  $        216
Stock exchanged for officers' notes receivable....................................           300

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A.       BASIS OF PRESENTATION

         The accompanying unaudited, interim, consolidated, condensed financial statements (the "Financial Statements") include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for our less than 50% owned affiliates.

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

B.       COMPREHENSIVE INCOME

         Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $10.0 million and $9.7 million for the quarters ended September 28, 2002 and September 29, 2001, respectively. During the nine months ended September 28, 2002 and September 29, 2001, comprehensive income was approximately $31.2 million and $28.9 million, respectively.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

C.       EARNINGS PER COMMON SHARE

         A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                                          Three Months Ended 09/28/02          Three Months Ended 09/29/01
                                      -----------------------------------    ----------------------------------
                                                                   Per                                     Per
                                         Income       Shares      Share         Income        Shares      Share
                                      (Numerator) (Denominator)  Amount       (Numerator) (Denominator)  Amount
                                      ----------  ------------- ---------    ------------  -----------  -------

       NET EARNINGS...................    $10,644                                $9,808

       EPS - BASIC
       Income available to
         common stockholders..........     10,644       17,845     $0.60          9,808       19,803      $0.50
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     582                                   647
                                                      --------                              --------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $10,644       18,427     $0.58         $9,808       20,450      $0.48
                                          =======       ======     =====         ======       ======      =====

                                           Nine Months Ended 09/28/02            Nine Months Ended 09/29/01
                                      ------------------------------------  -------------------------------------
                                                                   Per                                     Per
                                         Income       Shares      Share         Income        Shares      Share
                                      (Numerator) (Denominator)  Amount       (Numerator) (Denominator)  Amount
                                      ----------  ------------- ---------    ------------  -----------  -------


       NET EARNINGS...................   $32,080                                $29,023

       EPS - BASIC
       Income available to
         common stockholders..........    32,080        17,980     $1.78         29,023       19,769      $1.47
                                                                   =====                                  =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     739                                   591
                                                       -------                              --------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................   $32,080        18,719     $1.71        $29,023       20,360      $1.43
                                         =======        ======     =====        =======       ======      =====

         Options to purchase 950,481 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at September 28, 2002, but were not included in the computation of diluted EPS for the quarter ended September 28, 2002 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


         Options to purchase 335,000 shares of common stock at exercise prices ranging from $22.88 to $36.01 were outstanding at September 28, 2002, but were not included in the computation of diluted EPS for the nine months ended September 28, 2002 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective December 30, 2001 (the first day of our fiscal year ending December 28, 2002), we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This statement changed the accounting and reporting for goodwill and other intangible assets. Goodwill is no longer amortized, however tests for impairment are performed annually or when a triggering event occurs. SFAS 142 required that we test all goodwill for impairment within six months of implementation. We tested for impairment by utilizing the discounted cash flow method, as well as comparing the results to other widely acceptable valuation methods, none of which resulted in impairment of goodwill.

         On September 28, 2002, non-compete assets totaled $4.7 million with accumulated amortization totaling $2.0 million, and licensing agreements totaled $2.3 million with accumulated amortization of $0.3 million.

         Estimated amortization expense for intangible assets as of September 28, 2002 for each of the succeeding fiscal years is as follows:

                  Remaining 2002..................... $250
                  2003...............................  997
                  2004...............................  997
                  2005...............................  997
                  2006...............................  928
                  Thereafter.........................  595

E.       LONG-LIVED ASSETS

         Effective December 30, 2001, we adopted SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



         lived assets to be held and used, and measurement of long- lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The impact of adopting this statement has not been significant to our financial statements.

F.       BUSINESS COMBINATIONS

         On January 15, 2002, one of our subsidiaries acquired an additional 5% interest in Pinelli-Universal S. de R.L. de C.V. ("Pinelli"), increasing our ownership to 50%. The purchase price for the additional 5% was approximately $0.9 million, allocating $0.3 million to net assets acquired and $0.6 million to goodwill. As a result of this transaction, we obtained additional rights of control and thus began consolidating the results of Pinelli in the 2002 financial statements. In 2001, we accounted for Pinelli under the equity method.

         On April 10, 2002, one of our subsidiaries acquired certain assets and entered into an exclusive licensing agreement with Inno-Tech Plastics, Inc. ("Inno-Tech"), which operates one facility in Springfield, IL. The total purchase price for these assets was approximately $4.1 million, allocating $2.1 million to net assets acquired and $2.0 million to identifiable intangibles (licensing agreement). Inno-Tech had net sales in fiscal 2001 totaling approximately $1.3 million.

         On September 9, 2002, one of our subsidiaries acquired certain assets of J.S. Building Products, a site-built component manufacturer in Modesto, CA. The total purchase price for the assets was approximately $2.2 million. On October 22, 2002, we purchased the real property from J.S. Building Products where the operation is located. The total purchase price was $1.9 million. Production capacity at this facility is approximately $20 million annually. The purchase price allocation will be completed when appraisals are finalized.

G.       SUBSEQUENT EVENTS

         On November 4, 2002, one of our subsidiaries acquired a facility from Quality Wood Treating Co., Inc. ("Quality") in Prairie du Chien, WI, which produces Everx(R) composite decking. The total purchase price for the real estate, equipment, inventory, and intangible assets was approximately $14.7 million. The purchase price allocation will be completed when appraisals are finalized.

         In addition, we entered into a treating services agreement with Quality. Under the terms of this agreement, we purchased substantially all of the inventory of Quality for approximately $7.5 million, Quality agreed to provide exclusive treating services to us for a five year term, and we have agreed to monthly and annual minimum volumes. Quality had composite and treating sales of $6 million and $92 million, respectively, through the third quarter of 2002.

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


                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the nine months ended September 28, 2002 and September 29, 2001:


                                            Random Lengths Composite
                                                 Average $/MBF
                                             -----------------------
                                                2002        2001
                                                ----        ----
      January............................        $297        $269
      February...........................         317         285
      March..............................         339         306
      April..............................         323         331
      May................................         312         411
      June...............................         302         365
      July...............................         306         325
      August.............................         291         336
      September..........................         279         309


      Third quarter average..............        $292        $323
      Year-to-date average...............        $307        $326


      Third quarter percentage
       decrease from 2001................        (9.6%)
      Year-to-date percentage
       decrease from 2001................        (5.8%)

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                                       Random Lengths SYP
                                                          Average $/MBF
                                                       ---------------------
                                                            2002     2001
                                                            ----     ----

                  January............................      $410      $369
                  February...........................       434       393
                  March..............................       464       408
                  April..............................       457       427
                  May................................       408       509
                  June...............................       383       496
                  July...............................       409       426
                  August.............................       375       419
                  September .........................       361       406


                  Third quarter average..............      $382      $417
                  Year-to-date average...............      $411      $428


                  Third quarter percentage
                    decrease from 2001...............      (8.4%)
                  Year-to-date percentage
                   decrease from 2001................      (4.0%)


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

Below is a general description of the primary ways in which our products are priced.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                              BUSINESS COMBINATIONS

On January 15, 2002, one of our subsidiaries acquired an additional 5% interest in Pinelli-Universal S. de R.L. de C.V. ("Pinelli"), increasing our ownership to 50%. The purchase price for the additional 5% was approximately $0.9 million, allocating $0.3 million to net assets acquired and $0.6 million to goodwill. As a result of this transaction, we obtained additional rights of control and thus began consolidating the results of Pinelli in the 2002 financial statements. In 2001, we accounted for Pinelli under the equity method.

On April 10, 2002, one of our subsidiaries acquired certain assets and entered into an exclusive licensing agreement with Inno-Tech Plastics, Inc. ("Inno-Tech"), which operates one facility in Springfield, IL. The total purchase price for these assets was approximately $4.1 million, allocating $2.1 million to net assets acquired and $2.0 million to identifiable intangibles (licensing agreement). Inno-Tech had net sales in fiscal 2001 totaling approximately $1.3 million.

On September 9, 2002, one of our subsidiaries acquired certain assets of J.S. Building Products, a site-built component manufacturer in Modesto, CA. The total purchase price for the assets was approximately $2.2 million. On October 22, 2002, we purchased the real property from J.S. Building Products where the operation is located. The total purchase price was $1.9 million. Production capacity at this facility is approximately $20 million annually. The purchase price allocation will be completed when appraisals are finalized.

On November 4, 2002, one of our subsidiaries acquired a facility from Quality Wood Treating Co., Inc. ("Quality") in Prairie du Chien, WI, which produces Everx(R) composite decking. The total purchase price for the real estate, equipment, inventory, and intangible assets was approximately $14.7 million. The purchase price allocation will be completed when appraisals are finalized.

Additional capital expenditures to expand capacity are expected to total $2 million through the end of 2002, plus $7 million by June 2003.

In addition, we have entered into a treating services agreement with Quality. Under the terms of this agreement, we purchased substantially all of the inventory of Quality for approximately $7.5 million, Quality agreed to provide exclusive treating services to us for a five year term, and we have agreed to monthly and annual minimum volumes. Quality had composite and treating sales of $6 million and $92 million, respectively, through the third quarter of 2002.


                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                                   For the Three Months Ended          For the Nine Months Ended
                                                --------------------------------     ------------------------------
                                                 September 28,     September 29,     September 28,    September 29,
                                                      2002              2001              2002             2001
                                                 -------------     -------------     -------------    -------------

Net sales.......................................    100.0%             100.0%          100.0%             100.0%
Cost of goods sold..............................     86.4               87.0            86.0               86.2
                                                  ----------         ----------       ---------          --------


Gross profit....................................     13.6               13.0            14.0               13.8
Selling, general, and
  administrative expenses.......................      9.1                8.7             9.3                9.0
                                                  ----------         ----------       ---------          --------


Earnings from operations........................      4.5                4.3             4.7                4.8
Interest, net...................................      0.5                0.6             0.6                0.8
Gain on sale of assets..........................     (0.0)               0.0            (0.1)               0.0
                                                  ----------         ----------       ---------          --------


Earnings before income taxes,
  minority interest and equity in
  earnings of investee..........................      4.0                3.7             4.2                4.0
Income taxes....................................      1.5                1.3             1.5                1.5
                                                  ----------         ----------       ---------          --------


Earnings before minority interest and
  equity in earnings of investee................      2.5                2.4             2.7                2.5
  Minority interest.............................     (0.1)              (0.1)           (0.2)              (0.1)
  Equity in earnings of investee................      0.0                0.0             0.0                0.0
                                                  ----------         ----------       ---------          --------


Reported net earnings...........................      2.4                2.3             2.5                2.4
  Add: Goodwill amortization, net of tax              0.0                0.2             0.0                0.2
                                                  ----------         ----------       ---------          --------
  Adjusted net earnings.........................      2.4%               2.5%            2.5%               2.6%
                                                  ==========         ==========       =========          ========


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

-   Maintaining manufactured housing market share.

The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.


                                     For the Three Months Ended                    For the Nine Months Ended
                               ---------------------------------------     ------------------------------------------
                               Sept. 28,             Sept. 29,              Sept. 28,             Sept. 29,
Market Classification             2002      %          2001       %          2002        %           2001        %
---------------------          ---------  ------      --------  ------     ----------  ------     ----------   ------
DIY/Retail...................   $215,689   47.6%      $201,786   46.7%     $  628,279   48.3%     $  600,777    50.0%
Site-Built Construction......     88,635   19.6         90,316   20.9         245,408   18.9         233,819    19.5
Manufactured Housing.........     79,449   17.5         84,410   19.5         227,496   17.5         208,519    17.4
Industrial...................     41,736    9.2         34,456    8.0         116,606    9.0          97,134     8.1
Wholesale Lumber.............     27,450    6.1         20,893    4.9          81,770    6.3          60,834     5.0
                                --------  ------      --------  ------     ----------  ------     ----------   ------
Total........................   $452,959  100.0%      $431,861  100.0%     $1,299,559  100.0%     $1,201,083   100.0%
                                ========  ======      ========  ======     ==========  ======     ==========   ======

Net sales in the third quarter of 2002 increased 4.9% compared to the third quarter of 2001 resulting from an increase in units shipped of approximately 11%. Overall selling prices decreased as a result of the Lumber Market (see Historical Lumber Prices). Net sales in the first nine months of 2002 increased 8.2% compared to last year due to an 11% increase in units shipped. Overall selling prices decreased in 2002 comparing the year-to-date periods.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.



                                              Three Months Ended                 Nine Months Ended
                                        -----------------------------      ----------------------------
                                        September 28,   September 29,      September 28,  September 29,
                                             2002            2001              2002           2001
                                        -------------   -------------      -------------  -------------
Value-Added...........................      49.5%            47.1%             49.6%          47.2%
Commodity-Based.......................      50.5%            52.9%             50.4%          52.8%

Value-added sales increased 10.2% and 13.6% in the third quarter and first nine months of 2002, respectively, primarily due to increased sales of engineered wood products and industrial packaging. Commodity-based sales remained flat during the third quarter, and increased 3.4% during the first nine months.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



DIY/Retail:

Net sales to the DIY/retail market increased $14 million, or 6.9%, in the third quarter of 2002 compared to 2001. This increase was primarily due to a $7 million increase in sales to our largest customer and an $8 million increase in sales from acquiring the assets of P&R Truss Company, Inc. ("P&R") on October 15, 2001. P&R is a manufacturer of engineered wood products used in site- built construction and sells through retail channels.

Net sales to the DIY/retail market increased 4.6% in the first nine months of 2002 compared to 2001 primarily due to the acquisition of P&R. In addition, sales to one customer increased approximately $8 million.

Site-Built Construction:

Net sales to the site-built construction market decreased 1.9% in the third quarter of 2002 compared to the same period of 2001 due to the lower Lumber Market.

Net sales to the site-built construction market increased 5.0% in the first nine months of 2002 compared to the same period of 2001. This increase was due to increased unit sales as a result of operations acquired in 2001, combined with increased sales in several existing regions.

Manufactured Housing:

Net sales to the manufactured housing market decreased 5.9% in the third quarter of 2002 compared to the same period of 2001 primarily due to a decrease in unit sales. The industry recently reported a decline in shipments of 17.3% for the third quarter to date.

Net sales to the manufactured housing market increased 9.1% in the first nine months of 2002 compared to the same period of 2001. Industry shipments were down 7.9% for the first eight months. We increased our market share by acquiring certain assets of the Sunbelt Wood Components Division of Kevco, Inc. on April 3, 2001. Sales growth at existing plants also contributed to the increase.

Industrial:

Net sales to the industrial market increased 21.1% and 20.0% in the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. Sales from our existing facilities increased approximately 11% in both periods. The remaining increase in sales was due to the consolidation of Pinelli in our operating results in 2002. See "Business Combinations."

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales increased in the third quarter and first nine months of 2002 compared to the same period of 2001. This increase was primarily due to an increase in sales of value-added products, offset by a decline in lumber prices which adversely impacted our gross margins on commodity-based products not covered under managed inventory programs. As previously discussed, a decline in the trend of lumber prices adversely impacts margins on products with selling prices indexed to the Lumber Market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales increased to 9.1% and 9.3% in the third quarter and first nine months of 2002, respectively, compared to 8.7% and 9.0% in the same periods of 2001, respectively. On a pro forma basis, excluding amortization of goodwill in 2001, the third quarter and first nine months percentages were 8.5% and 8.8%, respectively. These increases were primarily due to new acquisitions that have comparatively higher selling and design costs, combined with increases in insurance costs and incentive compensation. Bad debt expenses for the third quarter also increased over the same period last year.

INTEREST, NET

Net interest costs were lower in the third quarter and first nine months of 2002 compared to the same period of 2001. Although we had a higher average debt balance as a result of increased working capital and the repurchase of shares from our largest shareholder, this was offset by a decrease in short-term borrowing rates on variable rate debt.

GAIN ON SALE OF ASSETS

During the second quarter, we sold our corporate airplane and recognized a gain of $1.1 million on the sale, and entered into an operating lease for a new airplane.

INCOME TAXES

Our effective tax rate was 37.1% in the third quarter of 2002 compared to 34.8% in the same period of 2001, and 37.1% in the first nine months of 2002 compared to 36.7% in the same period of 2001. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. The increases in our effective tax rate are a result of a tax credit recognized in the third quarter of 2001, offset by the effect of no longer amortizing goodwill which resulted in a permanent tax difference in 2001.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities decreased in the first nine months of 2002 compared to the same period of 2001. This was due to an increase in receivables resulting from longer payment terms with our largest customer.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 45 days in the first nine months of 2002 from 43 days in the first nine months of 2001, primarily due to a longer receivables cycle resulting from extended payment terms with our largest customer (mentioned above). This was partially offset by a reduction in our days supply of inventory and extension in our payables cycle.

Capital expenditures totaled $21.1 million in the first nine months of 2002 compared to $22.2 million in the same period of 2001. Our capital expenditures during the third quarter of 2002 primarily consisted of several projects to improve efficiencies and expand manufacturing capacity at existing plants. We expect to spend approximately $9 million on capital expenditures for the balance of 2002, which includes outstanding purchase commitments on capital projects totaling approximately $6.0 million on September 28, 2002. We intend to satisfy these commitments utilizing our revolving credit facilities. See also "Subsequent Events."

In January 2002, we spent approximately $36 million to purchase 2 million shares from our largest shareholder. We funded the purchase price using our revolving credit facilities.

On September 28, 2002, we had $63.5 million outstanding on our $175 million revolving credit facility and $19.6 million Canadian ($12.4 million U.S.) outstanding on our $25 million Canadian revolving credit facility. The revolving credit facility supports letters of credit totaling approximately $4.5 million on September 28, 2002. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. We were within our requirements at September 28, 2002.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

We are self-insured for environmental impairment liability and accrue for the estimated cost of monitoring or remediation activities. We currently own or operate 21 wood preserving facilities throughout the United States that treat lumber products with a chemical preservative. In accordance with applicable federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for costs and expenses related to the environmental condition of our real property.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



We have established reserves for remediation activities at our North East, MD; Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Schertz, TX facilities. Since we determined we will no longer operate the North East, MD facility as a wood preservation location, during the third quarter of 2002 we completed the process of closing the conditioning pad, in accordance with applicable regulations.

We have accrued in other long-term liabilities amounts totaling $2.2 million on September 28, 2002 and $2.4 million on December 29, 2001 for the activities described above. We believe the potential future costs of known remediation efforts will not have a material adverse effect on our future financial position, results of operations or liquidity.

For the past several years, the EPA has been conducting a scientific review of CCA, a wood preservative we use to extend the useful life of wood fiber. The review is part of the EPA's re-registration process and is designed, in part, in response to allegations by certain environmental groups that CCA poses health risks. In February 2002, the EPA announced that the manufacturers of CCA preservative agreed to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. The manufacturers will continue to produce CCA for use in various industrial, marine, and non-residential uses. This agreement will require us to change the preservative we use to one of several new alternatives prior to December 31, 2003. We estimate that we will incur capital costs totaling approximately $1.5 million to convert our plants to the new alternative preservatives. Most of our facilities will be capable of producing product with the alternative preservatives by January 1, 2003.

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

We have been requested by a major customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is defective. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability for these costs. We, along with many others in the industry, have also been named as a defendant in a separate purported class action lawsuit in Louisiana, which contains similar allegations as the complaints against our customer. We do not believe the plaintiffs in this case are entitled to relief, and we intend to vigorously defend this complaint.

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

                         UNIVERSAL FOREST PRODUCTS, INC.





Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

                         UNIVERSAL FOREST PRODUCTS, INC.



Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) on September 28, 2002 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in connection with our filing of this third quarter report on Form 10-Q.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective actions.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c) Sales of equity securities in the third quarter not registered under the Securities Act.


                     Date of  Class of    Number                      Consideration
                      Sale      Stock    of Shares  Purchasers          Exchanged
                     -------  ---------  ---------  ----------        -------------
Stock Gift Program   Various   Common       359     Eligible persons       None

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

         99.1 Certificate of the Vice Chairman of the Board and Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                  1350).

         99.2 Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)      Reports on Form 8-K.

         During the third quarter, we filed a report on Form 8-K dated August 9, 2002, to report the filing of sworn statements by our Principal Executive Officer and Principal Financial Officer under Item 9.

                         UNIVERSAL FOREST PRODUCTS, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIVERSAL FOREST PRODUCTS, INC.



Date:  November 8, 2002              By:  /s/ William G. Currie
      ---------------------               -------------------------------------
                                          William G. Currie
                                     Its: Vice Chairman of the Board and Chief
                                          Executive Officer




Date:  November 8, 2002              By:  /s/ Michael R. Cole
      ---------------------               -------------------------------------
                                          Michael R. Cole
                                     Its: Chief Financial Officer

                         UNIVERSAL FOREST PRODUCTS, INC.



                                  CERTIFICATION

I, William G. Currie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Forest Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 8, 2002           /s/ William G. Currie
      ---------------------       -----------------------------------
                                      William G. Currie
                                      Vice Chairman of the Board and
                                      Chief Executive Officer

                         UNIVERSAL FOREST PRODUCTS, INC.



                                  CERTIFICATION

I, Michael R. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Forest Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  November 8, 2002           /s/ Michael R. Cole
      ----------------------      ----------------------------
                                      Michael R. Cole
                                      Chief Financial Officer

                                  EXHIBIT INDEX

99.1 Certificate of the Vice Chairman of the Board and Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).