Form 10-K
period 2002-12-28
UNIVERSAL FOREST PRODUCTS INC
filed 2003-03-14
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 28, 2002.
                                         -----------------

                                       OR


( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934. For the transition period from       to         .
                                                          ------    --------

Commission File No.:  0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                              38-1465835
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


2801 E. BELTLINE, N.E., GRAND RAPIDS, MICHIGAN                     49525
(Address of principal executive offices)                        (Zip Code)

                                 (616) 364-6161
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


      Title of each Class             Name of each exchange on which registered
             NONE
                                      ------------------------------------------

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


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
      Yes:    X            No:
          ----------          ----------

As of June 28, 2002, 17,906,447 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $303,999,844 computed at the closing price of $23.42 on that date.

As of March 1, 2003, 17,715,710 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 2002 are incorporated by reference into Part I and II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.
                                  Page 1 of 20

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 28, 2002
                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                                     PART I
Item 1.       Business.                                                              3
Item 2.       Properties.                                                            8
Item 3.       Legal Proceedings.                                                     8
Item 4.       Submission of Matters to a Vote of Security Holders.                   8

Additional Item:  Executive Officers of the Registrant.                              8

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Shareholder Matters.                                                  10
Item 6.       Selected Financial Data.                                              10
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                  10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.           11
Item 8.       Financial Statements and Supplemental Data.                           11
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                                  12

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                   12
Item 11.      Executive Compensation.                                               13
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.                                                       13
Item 13.      Certain Relationships and Related Transactions.                       13
Item 14.      Controls and procedures.                                              13

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.                                                          14

Certification of Chief Executive Officer                                            17

Certification of Chief Financial Officer                                            19

                                     PART I

ITEM 1.  BUSINESS.

(a)    GENERAL DEVELOPMENT OF THE BUSINESS.

Universal Forest Products, Inc. was organized as a Michigan corporation in 1955. We engineer, manufacture, treat, distribute and install lumber, composite, plastic and other building products to the DIY/retail, site-built construction, manufactured housing, industrial and other markets. We currently operate more than 90 facilities throughout the United States, Canada, and Mexico.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 28, 2002 ("2002 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2002 Annual Report are filed as Exhibit 13 with this Form 10- K Report.

Our Internet address is www.ufpi.com. Through our Internet web site, we make available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.

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

(c)    NARRATIVE DESCRIPTION OF BUSINESS.

We presently engineer, manufacture, treat, distribute and install lumber, composite, plastic and other building products to the DIY/retail, site-built construction, manufactured housing and industrial markets. Each of these markets is discussed in the paragraphs which follow.

DIY/RETAIL MARKET. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Customers in this market are serviced by our regional sales staff and are assisted by personnel from our headquarters. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 30%, 33% and 32% of our total net sales for fiscal 2002, 2001 and 2000, respectively.

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

We currently supply customers in this market from over 50 of our locations. These regional facilities are able to supply mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The close proximity of our regional facilities to the various outlets of these customers is a significant advantage when negotiating annual sales programs.

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. Value-added products may be preserved or unpreserved, and include the following:

o The Deck Necessities(R) group of products consists of decking, balusters, spindles, decorative posts, handrails, stair risers, stringers and treads.
o The Fence Fundamentals(TM) group of products includes various styles of fences, as well as gates, posts and other components.
o The Outdoor Essentials(R) group of products consists of various home and garden and landscaping items.
o Lattice is sold under the Lattice Basics(TM) trademark for use as skirting on decks, trellises and various outdoor home improvement projects.
o The Storage Solutions(TM) product line consists primarily of storage building frames and trusses.

In addition to our conventional lumber products, we offer composite and plastic alternative products sold under the following trade names:

o The Perennia(TM) group of fencing products provides customers with a low maintenance alternative for their fencing needs.

o The TechTrim(TM) product line consists of exterior trim boards made from a polymer which is impervious to moisture.
o The Everx(R) composite decking group of products includes decking, balusters, railings, caps and sleeves manufactured from a proprietary formula of wood dust and high-density polyethylene plastic. We are a licensee of this technology.

We also sell engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see "Site-Built Construction Market" below).

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis. We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. We believe the breadth of our product offering, geographic dispersion, close proximity of our plants to core customers, purchasing expertise and service capabilities provide significant competitive advantages in this market. As the customer base in this market continue to consolidate, we believe we are well-positioned to capture additional market share.

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

We currently supply customers in this market from more than 50 facilities located in 19 different states and Canada. These facilities manufacture various engineered wood products used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000(R) and I-joists. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

We also install engineered wood products for customers in certain regional markets. We believe that providing a comprehensive framing package, including installation, provides a competitive advantage.

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

While no competitor operates in as widely-dispersed geographic areas as we do, we face competition from suppliers in many geographic regions. Our principal competitive advantages include our product knowledge, the capacity to supply all of the customer's lumber requirements, the ability to deliver engineering support services, the close proximity of our regional facilities to our customers and our ability to provide national sales programs to certain customers.

INDUSTRIAL MARKET. We define our industrial market as industrial manufacturers and agricultural customers who use pallets, specialty crates and wooden boxes for packaging, shipping and material handling purposes. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this market with our regional sales personnel supported by a centralized national sales and marketing department.

SUPPLIERS. We are one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of Ponderosa pine; and Radiata pine. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer's output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials. We believe this represents a competitive advantage.

INTELLECTUAL PROPERTY. We own a patent relating to a tie-down strap patent related to truss components, and a patent on machinery used in the recycling of drywall. We also have several patents pending on technologies related to our business. In addition, we own five registered trade names or trademarks:
PRO-WOOD(R) relating to preservative-treated wood products; Deck Necessities(R) relating to deck component products; Outdoor Essentials(R) related to lawn and garden items such as planter boxes, fencing products and lattice products; the Everx(R) mark for our recently acquired composite material; and the pine tree logo. As we develop proprietary brands, we may pursue registration or other formal protection. In addition, we claim common law trademark rights to several other trade names or trademarks. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

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

On March 1, 2003 and 2002, backlog orders associated with the site-built construction business approximated $34.4 million and $27.7 million, respectively, representing approximately eight and six weeks of production, respectively. We believe the relatively short time period associated with our backlog, in certain regions, provides a competitive advantage.

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

EMPLOYEES. At March 1, 2003, we had approximately 7,000 employees. One of our subsidiaries, which operates a location acquired in June 2000, has certain production employees who are represented by a labor union. We believe relations with our employees are good.

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

We currently have more than 90 facilities located throughout the United States, Canada and Mexico. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from 7 acres to 48 acres. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.

We own all of our properties, free from any significant mortgage or other encumbrance, except for 12 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3.  LEGAL PROCEEDINGS.

During the second quarter of 2001, we received a request for indemnification from a major customer in two separate lawsuits which seek class action status. One case, titled Jerry Jacobs et. al. v. Osmose, Inc. et. al., is pending in the U.S. District Court for the Southern District of Florida. The court recently denied class certification in this case. A second case, Albert Miller et. al. vs. Home Depot, USA Inc., et. al. has been dismissed. During the fourth quarter of 2001, we were named as a defendant, along with chemical manufacturers and retailers, in a case titled Ardoin v. Stine Lumber, et. al. which was filed in Louisiana State Court. We have been dismissed as a defendant in this case, although a major customer remains a defendant.

We believe the remaining claims are without merit. To the extent we are required to defend these actions, we intend to do so vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and positions of all of our executive officers as of March 1, 2003. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

-------------------------------------------------------------------------------------------------------------------
       Name              Age                         Position
-------------------------------------------------------------------------------------------------------------------
William G. Currie         55   Vice Chair. of the Board and Chief Exec. Officer, Universal Forest Products, Inc.

Michael B. Glenn          51   President and Chief Operating Officer, Universal Forest Products, Inc.

C. Scott Greene           47   President, Universal Forest Products Eastern Division, Inc.

Robert K. Hill            55   President, Universal Forest Products Western Division, Inc.

Jeff A. Higgs             48   Exec. Vice President Site-Built, Universal Forest Products Western Div., Inc.

Donald L. James           43   Exec. Vice President Site-Built, Universal Forest Products Eastern Division, Inc.

Robert D. Coleman         48   Exec. Vice President Manufacturing, Universal Forest Products, Inc.

Matthew J. Missad         42   Executive Vice President and Secretary, Universal Forest Products, Inc.

Michael R. Cole           36   Chief Financial Officer and Treasurer, Universal Forest Products, Inc.

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

Donald L. James joined us in March of 1998, and in June of that year became Director of National Sales, Site-Built Construction. Mr. James became the General Manager of Site-Built Operations for Universal Forest Products Shoffner LLC on January 1, 2001, became Vice President Site-Built, Universal Forest Products Eastern Division, Inc. on January 1, 2002, and became Executive Vice President Site-Built Universal Forest Products Eastern Division, Inc. on January 1, 2003.

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

                                     PART II

The following information items in this Part II, which are contained in the 2002 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2002 Annual Report, that are specifically incorporated by reference, are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference from the 2002 Annual Report under the caption "Price Range of Common Stock and Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is incorporated by reference from the 2002 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from the 2002 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 28, 2002, the estimated fair value of our long-term debt, including the current portion, was $248.5 million, which was $6.7 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

                                       2003        2004       2005        2006      2007    Thereafter    Total
                                       ----        ----       ----        ----      ----    ----------    -----
($US equivalents, in thousands)
Long-term Debt:
     Fixed Rate ($US)...............   $5,714      $5,714    $21,500                          $133,501    $166,429
       Average interest rate........    7.15%       7.15%      6.69%                             6.98%
     Variable Rate ($US)............   $2,539        $511    $53,862      $477      $430       $19,324     $77,143
       Average interest rate(1).....    2.39%

(1)Average of rates at December 28, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated by reference from the 2002 Annual Report under the following captions:

"Report of Independent Auditors"
"Report of Independent Public Accountants"
"Independent Auditors' Report"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Universal Forest Products, Inc. determined, for itself and on behalf of our subsidiaries, to dismiss our independent auditors, Arthur Andersen LLP ("Arthur Andersen"), and to engage the services of Ernst & Young LLP ("Ernst & Young") as our new independent auditors. The change in auditors was approved by our Audit Committee and Board of Directors and was effective as of May 20, 2002. As a result, Ernst & Young audited our consolidated financial statements and our subsidiaries for the fiscal year ended December 28, 2002.

Arthur Andersen's reports on our consolidated financial statements for the fiscal year ended December 29, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 29, 2001 and through May 20, 2002 (the Relevant Period), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such year; and (2) there were no reportable events as described in Item 304(a)(1)(v) (Reportable Events) of the Commission's Regulation S-K.

During the Relevant Period, neither we nor anyone acting on our behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

We have not been able to obtain, after reasonable efforts, the re-issued reports or consent of Arthur Andersen related to the 2001 consolidated financial statements and financial statement schedule. Therefore, we have included a copy of their previously issued report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from our definitive Proxy Statement dated March 17, 2003, for the 2003 Annual Meeting of Shareholders, as filed with the Commission ("2003 Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated by reference from the 2003 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2003 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 28, 2002, is as follows:


                                                 Number of        Weighted          Number of shares
                                                 shares to be     average           remaining available for
                                                 issued upon      exercise          future issuance under
                                                 exercise of      price of          equity compensation
                                                 outstanding      outstanding       plans [excluding shares
                                                 options          options           reflected in column (a)](1)
                                                 --------------   --------------    --------------------------
                                                       (a)            (b)                      (c)
                                                 --------------   --------------    --------------------------
Equity compensation plans
   approved by security holders................   2,105,874         $16.86                     844,126

Equity compensation plans not
   approved by security holders................   none

(1) Annual increases will be added on the date of the annual meeting of shareholders, equal to the lesser of (i) 200,000 shares; (ii) 1% of the sum of
(1) the outstanding shares, plus (2) the number of shares subject to outstanding options issued under our option plans; or (iii) an amount determined by the Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions is incorporated by reference from the 2003 Proxy Statement under the captions "Election of Directors" and "Related Party Transactions."

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14c and 15d - 14c) on December 28, 2002 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in connection with our filing of this Form 10-K.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date through the date of this filing of Form 10-K, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective actions.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following Report of Independent Auditors, Report of Independent Public Accountants, Independent Auditors' Report and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2002 Annual Report:

       Report of Independent Auditors - Ernst & Young LLP
       Report of Independent Public Accountants - Arthur Andersen LLP Independent Auditors' Report - Deloite & Touche LLP
       Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001 Consolidated Statements of Earnings for the Years Ended December 28,
            2002, December 29, 2001 and December 30, 2000
       Consolidated Statements of Shareholders' Equity for the Years Ended
            December 28, 2002, December 29, 2001 and December 30, 2000
       Consolidated Statements of Cash Flows for the Years Ended December 28,
            2002, December 29, 2001 and December 30, 2000
       Notes to Consolidated Financial Statements

       2. Financial Statement Schedules. All schedules required by this Form 10-K Report have been omitted because they were inapplicable, included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

       3. Exhibits. Reference is made to the Exhibit Index which is included in this Form 10-K Report.

(b)    None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 14, 2003        UNIVERSAL FOREST PRODUCTS, INC.



                              By:  /s/ William G. Currie
                                   ---------------------------------------------
                                   WILLIAM G. CURRIE, VICE CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


                              and


                                   /s/ Michael R. Cole
                                   ---------------------------------------------
                                   MICHAEL R. COLE, CHIEF FINANCIAL OFFICER AND
                                   TREASURER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of March, 2003, by the following persons on behalf of us and in the capacities indicated.

       Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




/s/ Peter F. Secchia             /s/ William G. Currie
-----------------------------    ----------------------------------
PETER F. SECCHIA, DIRECTOR       WILLIAM G. CURRIE, DIRECTOR



/s/ Dan M. Dutton                /s/ John M. Engler
-----------------------------    ----------------------------------
DAN M. DUTTON, DIRECTOR          JOHN M. ENGLER, DIRECTOR



/s/ John W. Garside              /s/ Philip M. Novell
-----------------------------    ----------------------------------
JOHN W. GARSIDE, DIRECTOR        PHILIP M. NOVELL, DIRECTOR



/s/ Louis A. Smith
-----------------------------
LOUIS A. SMITH, DIRECTOR

                         UNIVERSAL FOREST PRODUCTS, INC.



                                  CERTIFICATION

I, William G. Currie, certify that:

1. I have reviewed this annual report on Form 10-K of Universal Forest Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 14, 2003                         /s/ William G. Currie
      -----------------------                 ----------------------------------
                                              William G. Currie
                                              Chief Executive Officer

                         UNIVERSAL FOREST PRODUCTS, INC.



                                  CERTIFICATION

I, Michael R. Cole, certify that:

1. I have reviewed this annual report on Form 10-K of Universal Forest Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:     March 14, 2003                      /s/ Michael R. Cole
      -------------------------               ----------------------------------
                                              Michael R. Cole
                                              Chief Financial Officer

                                  EXHIBIT INDEX


3        Articles of Incorporation and Bylaws.


         (a) Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

         (b) Registrant's Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4        Instruments Defining the Rights of Security Holders.

         (a) Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

         (b)(3) Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4(b)(3) to a Form 10-Q Quarterly Report for the quarter period ended March 26, 1994, and the same is incorporated herein by reference.

         (b)(4) First Amendment to Note Agreement dated November 13, 1998, relating to Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4(b)(4) to a Form 10-K Annual Report for the fiscal year ended December 26, 1998.

10       Material Contracts.

         (a)(2) Redemption Agreement with Peter F. Secchia, dated January 2, 2002, was filed as Exhibit 10(a)(2) to a Form 10-K, Annual Report for the year ended December 29, 2001 and the same is incorporated herein by reference.

         *(a)(3) Consulting Agreement with Peter F. Secchia, dated December 31, 2002, and Assignment dated January 1, 2003.

         *(a)(4) Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002.

         *(a)(5) Conditional Share Grant Agreement with William G. Currie dated April 17, 2002.

         (b) Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33- 69474) and the same is incorporated herein by reference.

         (c)(2) Lease guarantee, dated March 10, 1978, given by Registrant on behalf of Universal Restaurants, Inc. to Jackson Properties was filed as Exhibit 10(c)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

         *(e)(1) Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

         *(e)(2) Form of Officers' Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

         *(f) Salaried Employee Bonus Plan was filed as Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

         (i)(1) Revolving Credit Agreement dated November 13, 1998 was filed as Exhibit 10(i)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

         (i)(2)   Series 2002-A, Revolving Credit Agreement dated November 25,
                  2002.

         (j)(1) Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

         (j)(2)   Series 2002-A, Senior Note Agreement dated December 18, 2002.

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 2002.

16 Letter from Arthur Andersen LLP regarding change in certifying accountant is incorporated by reference from Exhibit 16 of Registrant's current report on Form 8-K dated May 21, 2002.

21       Subsidiaries of the Registrant.

23       Consents of Experts and Counsel.

         (a)      Consent of Ernst & Young LLP.

         (b)      Information Concerning Consent of Arthur Andersen LLP.

         (c)      Consent of Deloitte & Touche LLP.

99       Additional Exhibits.


         (a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         (b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

-----------------