Form 10-Q
period 2003-03-29
UNIVERSAL FOREST PRODUCTS INC
filed 2003-04-28
CIK 912767

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003
                                                 --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             Michigan                               38-1465835
         -----------------                  --------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)              Identification Number)

    2801 East Beltline NE, Grand Rapids, Michigan           49525
    ---------------------------------------------        -----------
      (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------

                                      NONE
          ------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate by checkmark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                 ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                            Outstanding as of March 29, 2003
 --------------------------                 --------------------------------
 Common stock, no par value                             17,694,133

===============================================================================

                                      INDEX


                                                                                              PAGE NO.
PART I.          FINANCIAL INFORMATION.                                                       -------
     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 29, 2003,
                     December 28, 2002, and March 30, 2002.                                      3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 29, 2003 and March 30, 2002.                             4

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 29, 2003 and March 30, 2002.                             5

                 Notes to Consolidated Condensed Financial Statements.                          6-11

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                       12-22

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                     23

     Item 4.     Controls and Procedures.                                                        24

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities and Use of Proceeds.                                      25

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information.                                                              26

     Item 6.     Exhibits and Reports on Form 8-K.                                               26

CERTIFICATION OF CHIEF EXECUTIVE OFFICER.                                                        28

CERTIFICATION OF CHIEF FINANCIAL OFFICER.                                                        30

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(in thousands, except share data)

                                                                          March 29,   December 28,  March 30,
                                                                            2003          2002        2002
                                                                          ---------    ---------    ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ........................................   $   7,295    $  13,454    $  12,503
     Restricted cash equivalents ......................................       1,383        1,383
     Accounts receivable (net of allowances of $2,580, $2,427
          and $2,394) .................................................     149,327      105,217      135,218
     Inventories:
          Raw materials ...............................................      89,873       83,557       57,005
          Finished goods ..............................................     106,355       82,449      110,656
                                                                          ---------    ---------    ---------
                                                                            196,228      166,006      167,661
     Other current assets .............................................       7,851        8,037        3,472
                                                                          ---------    ---------    ---------
              TOTAL CURRENT ASSETS ....................................     362,084      294,097      318,854

OTHER ASSETS ..........................................................       6,608        6,738        6,548
GOODWILL ..............................................................     126,620      126,299      120,276
NON-COMPETE AND LICENSING AGREEMENTS (net of
     accumulated amortization of $2,713, $2,463 and $1,731) ...........       5,122        4,516        3,247

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment ....................................     338,185      328,499      298,112
     Accumulated depreciation and amortization ........................    (131,064)    (125,355)    (110,581)
                                                                          ---------    ---------    ---------
              PROPERTY, PLANT AND EQUIPMENT, NET ......................     207,121      203,144      187,531
                                                                          ---------    ---------    ---------
TOTAL ASSETS ..........................................................   $ 707,555    $ 634,794    $ 636,456
                                                                          =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt ..................................................   $   1,701    $   1,758    $   2,025
     Accounts payable .................................................      72,012       57,515       69,988
     Accrued liabilities:
          Compensation and benefits ...................................      25,656       36,610       25,924
          Other .......................................................       9,137        6,463       15,655
     Current portion of long-term debt and capital lease obligations ..       6,611        6,495       20,512
                                                                          ---------    ---------    ---------
              TOTAL CURRENT LIABILITIES ...............................     115,117      108,841      134,104

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion .............................................     297,020      235,319      240,174
DEFERRED INCOME TAXES .................................................      12,922       13,328       10,413
MINORITY INTEREST .....................................................       7,263        7,040        6,659
OTHER LIABILITIES .....................................................       6,567        5,832        6,386
                                                                          ---------    ---------    ---------
              TOTAL LIABILITIES .......................................     438,889      370,360      397,736


SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,694,133, 17,741,982 and 17,792,986 .........      17,694       17,742       17,793
     Additional paid-in capital .......................................      82,957       82,139       81,091
     Deferred stock compensation ......................................       1,424        1,434        1,504
     Retained earnings ................................................     167,191      164,221      138,759
     Accumulated other comprehensive earnings .........................         617          299          674
                                                                          ---------    ---------    ---------
                                                                            269,883      265,835      239,821
     Officers' stock notes receivable .................................      (1,217)      (1,401)      (1,101)
                                                                          ---------    ---------    ---------
              TOTAL SHAREHOLDERS' EQUITY ..............................     268,666      264,434      238,720
                                                                          ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................   $ 707,555    $ 634,794    $ 636,456
                                                                          =========    =========    =========


See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)

                                                       Three Months Ended
                                                     ----------------------
                                                     March 29,    March 30,
                                                       2003          2002
                                                     ---------    ---------
NET SALES ........................................   $ 355,619    $ 341,656

COST OF GOODS SOLD ...............................     303,815      290,379
                                                     ---------    ---------

GROSS PROFIT .....................................      51,804       51,277

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....      40,188       37,798
                                                     ---------    ---------

EARNINGS FROM OPERATIONS .........................      11,616       13,479

OTHER EXPENSE (INCOME):
     Interest expense ............................       3,787        2,908
     Interest income .............................         (47)        (113)
                                                     ---------    ---------
                                                         3,740        2,795
                                                     ---------    ---------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST       7,876       10,684

INCOME TAXES .....................................       2,791        3,973
                                                     ---------    ---------

EARNINGS BEFORE MINORITY INTEREST ................       5,085        6,711

MINORITY INTEREST ................................        (585)        (629)
                                                     ---------    ---------

NET EARNINGS .....................................   $   4,500    $   6,082
                                                     =========    =========

EARNINGS PER SHARE - BASIC .......................   $    0.25    $    0.33

EARNINGS PER SHARE - DILUTED .....................   $    0.25    $    0.32

WEIGHTED AVERAGE SHARES OUTSTANDING ..............      17,729       18,210

WEIGHTED AVERAGE SHARES OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS ..................      18,252       19,024




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                Three Months Ended
                                                                               --------------------
                                                                               March 29,   March 30,
                                                                                 2003        2002
                                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ...............................................................   $  4,500    $  6,082
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation ..........................................................      5,949       5,611
     Amortization of intangible assets .....................................        322         301
     Deferred income taxes .................................................       (405)       (153)
     Loss on sale or impairment of property, plant, and equipment ..........         86          66
     Changes in:
       Accounts receivable .................................................    (44,110)    (46,490)
       Inventories .........................................................    (30,222)    (44,856)
       Accounts payable ....................................................     14,497      22,111
       Accrued liabilities and other .......................................     (7,715)      1,068
                                                                               --------    --------
     NET CASH FROM OPERATING ACTIVITIES ....................................    (57,098)    (56,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment ..................................     (9,809)     (5,255)
Acquisitions, net of cash received .........................................                   (359)
Proceeds from sale of property, plant and equipment ........................        144         161
Other ......................................................................         44       1,222
                                                                               --------    --------
     NET CASH FROM INVESTING ACTIVITIES ....................................     (9,621)     (4,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities ............     61,752      86,453
Repayment of long-term debt ................................................        (22)       (158)
Proceeds from issuance of common stock .....................................        730          62
Distributions to minority shareholder ......................................       (273)       (250)
Repurchase of common stock .................................................     (1,627)    (36,000)
                                                                               --------    --------
     NET CASH FROM FINANCING ACTIVITIES ....................................     60,560      50,107
                                                                               --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................     (6,159)    (10,384)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................     13,454      22,887
                                                                               --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $  7,295    $ 12,503
                                                                               ========    ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest ..............................................................   $    863    $    719
     Income taxes ..........................................................        820      (2,097)

NON-CASH INVESTING ACTIVITIES:
Non-compete agreements in exchange for future payments .....................               $    216
Non-compete agreements with Chairman of the Board in exchange for
     future payments .......................................................   $    856


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

       In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 28, 2002.

       Certain reclassifications have been made to the Financial Statements for 2002 to conform to the classifications used in 2003.

B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $4.8 million and $6.2 million for the quarter ended March 29, 2003 and March 30, 2002, respectively.

C.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                            Three Months Ended 03/29/03                 Three Months Ended 03/30/02
                                        ------------------------------------        -------------------------------------
                                                                       Per                                          Per
                                           Income        Shares       Share           Income        Shares         Share
                                        (Numerator)   (Denominator)   Amount        (Numerator)  (Denominator)     Amount
                                        -----------   -------------   ------        -----------  -------------     ------
       NET EARNINGS...................     $4,500                                      $6,082

       EPS - BASIC
       Income available to
         common stockholders..........      4,500         17,729       $0.25            6,082         18,210        $0.33
                                                                       =====                                        =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                       523                                         814
                                                        --------                                    --------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................     $4,500         18,252       $0.25           $6,082         19,024        $0.32
                                           ======         ======       =====           ======         ======        =====

       Options to purchase 918,109 shares of common stock at exercise prices ranging from $18.25 to $36.01 were outstanding at March 29, 2003, but were not included in the computation of diluted EPS for the quarter ended March 29, 2003 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

       Options to purchase 195,000 shares of common stock at exercise prices ranging from $22.88 to $36.01 were outstanding at March 30, 2002, but were not included in the computation of diluted EPS for the quarter ended March 30, 2002 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.     GOODWILL AND OTHER INTANGIBLE ASSETS

       On December 31, 2002, the Chairman of the Board of Directors ("Chairman") retired as an employee of Universal Forest Products, Inc., and we entered into a non-compete agreement with the Chairman which provides for monthly payments of $12,500 for a term of seven years. The present value of these payments has been recorded in Other Liabilities.

       On March 29, 2003, non-compete assets totaled $5.6 million with accumulated amortization totaling $2.2 million, and licensing agreements totaled $2.2 million with accumulated amortization totaling $0.5 million.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       Estimated amortization expense for intangible assets as of March 29, 2003 for each of the five succeeding fiscal years is as follows (in thousands):

                  2003...............................$    839
                  2004...............................   1,120
                  2005...............................   1,119
                  2006...............................   1,050
                  2007...............................     530
                  Thereafter.........................     464

       The changes in the net carrying amount of goodwill for the quarter ended March 29, 2003 are as follows (in thousands):

                  Balance as of December 28, 2002......................................     $126,299
                  Goodwill acquired....................................................
                  Foreign currency translation effects and other, net..................          321
                                                                                            --------
                  Balance as of March 29, 2003.........................................     $126,620
                                                                                            ========

E.     BUSINESS COMBINATIONS

       The acquisitions in 2002 were not significant to the operating results individually nor in aggregate, and thus pro forma results are not presented.

       The purchase price allocations for Quality Wood Treating Co., Inc. and J.S. Building Products, Inc., acquired in the fourth quarter of 2002, remain preliminary and will be revised as final estimates of intangible asset values are made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

F.     STOCK-BASED COMPENSATION

       As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased in the first quarter of 2003 and 2002 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



                                                              Three Months Ended
                                                       March 29, 2003    March 30, 2002
                                                       --------------    --------------
Net Earnings:
  As reported ....................................        $   4,500         $   6,082
  Deduct: compensation expense - fair value method             (385)             (318)
                                                          ---------         ---------
  Pro Forma ......................................        $   4,115         $   5,764
                                                          =========         =========

EPS - Basic:
  As reported ....................................        $    0.25         $    0.33
  Pro forma ......................................        $    0.23         $    0.32
EPS - Diluted:
  As reported ....................................        $    0.25         $    0.32
  Pro forma ......................................        $    0.23         $    0.31

G.     COMMITMENTS, CONTINGENCIES, AND GUARANTEES

       We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that treat lumber products with chemical preservatives. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Insurance reserves have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; and Schertz, TX wood preservation facilities. Additionally, a reserve is in place to cover the removal of lead and asbestos containing materials from property we purchased in Thornton, CA.

       Including amounts recorded in our captive insurance company, we reserved amounts totaling approximately $1.9 million and $2.4 million on March 29, 2003 and March 30, 2002, respectively, representing the estimated costs to complete remediation efforts.

       As part of its re-registration process and in response to allegations by certain environmental groups that CCA poses health risks, the EPA has been conducting a scientific review of CCA, a wood preservative we use to extend the useful life of wood fiber. In April of 2003, the EPA announced the re-registration of CCA preservative for certain industrial and commercial uses. The manufacturers of CCA preservative agreed to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. All of our facilities are presently capable of using a new preservative to treat wood products.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED




       In addition to the EPA review, an environmental group petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. On February 7, 2003, the CPSC issued a staff report on its study of the risks of children playing on treated playsets. While the staff report indicates potential for elevated risks associated with arsenic, it relies in part on a flawed Taiwanese study to measure this risk. The study does not recommend removal of product, and proposes the CPSC take no further action until the EPA concludes its assessment. The EPA has previously stated that CCA treated lumber does not pose an unreasonable risk to human health.

       We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is defective. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs. In February 2003, the judge in the Florida case denied the plaintiff's motion for certification of the class.

       We, along with others in the industry, were previously named as a defendant in the purported class action lawsuit in Louisiana. We have been dismissed from this litigation.

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

       On March 29, 2003, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these legal proceedings.

       On March 29, 2003, we had outstanding purchase commitments on capital projects of approximately $11 million.

       We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

       In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       indemnity from our sureties. As of March 29, 2003, we had approximately $22.3 million in outstanding performance bonds which expire during the next three to eighteen months.

       We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we are required to reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is less than $350,000.

       On March 29, 2003, we had outstanding letters of credit totaling $31.1 million, primarily related to certain insurance contracts and industrial development revenue bonds.

       In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $11 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

       We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $18.3 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

       Our wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the 1994 Senior Notes, Series 1998-A Senior Notes, Series 2002-A Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

       We did not enter into any new guarantee arrangements during the first quarter of 2003 which would require us to recognize a liability on our balance sheet.

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

The manufactured housing industry is currently hampered by market conditions, including a high rate of repossessions and tightened credit policies. Significant lenders who previously provided financing to consumers of these products and industry participants have either restricted credit or exited the market. A continued shortage of financing to this industry could adversely affect our operating results.

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

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 28% of our total sales in the first quarter of 2003.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase the financial cost to us. Several states have proposed legislation to limit the uses of CCA treated lumber. (See "Environmental Considerations and Regulations.")

SEASONALITY AND WEATHER CONDITIONS COULD ADVERSELY AFFECT US. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk (see "Historical Lumber Prices"). Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters. Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, programs are maintained with certain vendors and customers that are intended to decrease our exposure. These programs include those materials which are most susceptible to adverse changes in the Lumber Market. Vendor programs also allow us to carry a lower investment in inventories.

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


                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the three months ended March 29, 2003 and March 30, 2002:

                                                         Random Lengths Composite
                                                              Average $/MBF
                                                         ------------------------
                                                             2003        2002
                                                             ----        ----
                  January............................        $278        $297
                  February...........................         295         317
                  March..............................         277         339

                  First quarter average..............        $283        $318

                  First quarter percentage
                   decrease from 2002................     (11.0%)

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.


                                                        Random Lengths SYP
                                                           Average $/MBF
                                                        ------------------
                                                           2003      2002
                                                           ----      ----
                  January............................      $387      $410
                  February...........................       394       434
                  March..............................       392       464

                  First quarter average..............      $391      $436

                  First quarter percentage
                   decrease from 2002................   (10.3%)


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

Our gross margins are impacted by both (1) the relative level of the Lumber Market (i.e. whether prices are higher or lower from comparative periods), and
(2) the trend in the market price of lumber (i.e. whether the price of lumber is increasing or decreasing within a period or from period to period). Moreover, as explained below, our products are priced differently. Some of our products have fixed selling prices, while the selling prices of other products are indexed to the reported Lumber Market with a fixed dollar adder to cover conversion costs and profits. Consequently, the level and trend of the Lumber Market impact our products differently.

Below is a general description of the primary ways in which our products are priced.

- Products with fixed selling prices. These products include value-added products such as decking and fencing sold to do-it-yourself/retail ("DIY/retail") customers, as well as trusses, wall panels and other components sold to the site-built construction market. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and eliminate or reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time periods and quantity limitations generally allow us to reprice our products for changes in lumber prices from our suppliers.

- Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits. These products include treated lumber, remanufactured lumber and trusses sold to the manufactured housing industry. For these products, we estimate the customers' needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.

Changes in the trend of lumber prices have their greatest impact on those products that have significant inventory levels with low turnover rates. This particularly impacts treated lumber, which comprises almost twenty-five percent of our total annual sales. In other words, the longer the period of time that products remain in inventory, the greater the exposure to changes in the price of lumber.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher rate of inventory turnover.

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

                                                                               For the Three Months Ended
                                                                             ------------------------------
                                                                               March 29,         March 30,
                                                                                  2003             2002
                                                                             --------------    ------------
Net sales..................................................................      100.0%           100.0%
Cost of goods sold.........................................................       85.4             85.0
                                                                                --------         --------

Gross profit...............................................................       14.6             15.0
Selling, general, and administrative expenses..............................       11.3             11.0
                                                                                --------         --------
Earnings from operations...................................................        3.3              4.0
Other expense, (income)....................................................        1.1              0.8
                                                                                --------         --------


                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                                                               For the Three Months Ended
                                                                             ------------------------------
                                                                               March 29,         March 30,
                                                                                  2003             2002
                                                                             --------------    ------------

Earnings before income taxes and minority interest.........................        2.2              3.2
Income taxes...............................................................        0.8              1.2
                                                                                --------         --------
Earnings before minority interest..........................................        1.4              2.0
Minority interest..........................................................       (0.1)            (0.2)
                                                                                --------         --------
Net earnings...............................................................        1.3%             1.8%
                                                                                ========         ========


NET SALES

We engineer, manufacture, treat, distribute and install lumber, composite, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, industrial and other lumber markets. Our strategic sales objectives include:

- Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood products to the site-built construction market. Engineered wood products include roof trusses, wall panels and floor systems.

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood products, and "wood alternative" products. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

- Maximizing profitable top-line sales growth while increasing DIY/retail market share.

-  Maintaining manufactured housing market share.

The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.


                                                                  For the Three Months Ended
                                                       -------------------------------------------------
                                                        March 29,                    March 30,
Market Classification                                      2003         %              2002         %
---------------------                                  ----------    -------         ---------    ------
DIY/Retail...........................................    $156,968      44.1%          $146,757     43.0%
Site-Built Construction..............................      76,724      21.6             68,591     20.0
Manufactured Housing.................................      57,382      16.1             67,368     19.7
Industrial and Other.................................      64,545      18.2             58,940     17.3
                                                         --------     ------          --------    ------
Total................................................    $355,619     100.0%          $341,656    100.0%
                                                         ========     ======          ========    ======

Note: In the first quarter of 2003, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these classifications.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



Net sales in the first quarter of 2003 increased 4% compared to the first quarter of 2002 resulting from an increase in units shipped of approximately 7%. Overall selling prices decreased as a result of the Lumber Market (see Historical Lumber Prices). We estimate that our unit sales increased by 4% as a result of business acquisitions completed after the first quarter of 2002. Our unit sales out of existing facilities increased by 3% in the first quarter of 2003, despite being hampered by inclement weather in February in several regions of the country.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                               Three Months Ended
                                         --------------------------------
                                           March 29,         March 30,
                                              2003              2002
                                         --------------    --------------
Value-Added...........................        54.6%             52.7%
Commodity-Based.......................        45.4%             47.3%

Value-added sales increased 8% in the first quarter of 2003, primarily due to increased sales of engineered wood products, industrial products and other specialty products supplied to the DIY/retail market. Commodity-based sales remained flat.

DIY/Retail:

Net sales to the DIY/retail market increased $10 million, or 7%, in the first quarter of 2003 compared to 2002. This increase was primarily due to an $11 million, or 13%, increase in sales to our largest customer, partially attributable to acquisitions completed in 2002. We experienced an 8% increase in unit sales to this customer out of existing facilities primarily due to increased fencing sales.

Site-Built Construction:

Net sales to the site-built construction market increased 12% in the first quarter of 2003 compared to the same period of 2002 due to increased sales from acquisitions completed in 2002, new operations, and increased sales out of several existing plants that were unaffected by adverse weather conditions.

Manufactured Housing:

Net sales to the manufactured housing market decreased 15% in the first quarter of 2003 compared to the same period of 2002 as a result of a 28% decrease in industry production.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



Industrial and Other:

Net sales to the industrial and other market increased 10% in the first quarter of 2003 compared to the same period of 2002 due to an increase in unit sales out of several of our existing facilities, offset partially by a decline in selling prices due to the Lumber Market.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased in the first quarter of 2003 compared to the same period of 2002 despite lower overall selling prices (approximately 3%) and material costs due to the Lumber Market. Generally, a lower Lumber Market results in higher gross margins. (See "Impact of the Lumber Market on Our Operating Results."). The decrease was due to cost inefficiencies and lost profit primarily associated with 154 lost production days and lost sales due to inclement winter weather in several regions of the country. These inefficiencies resulted in unfavorable cost variances which totaled approximately $2.5 million and are included in our cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales increased to 11.3% compared to 11.0% in the same period of 2002. This increase was primarily due to the impact of the lower Lumber Market on our selling prices and lost sales due to inclement weather.

INTEREST, NET

Net interest costs increased in the first quarter of 2003 compared to the same period of 2002. The increase was due to a higher average debt balance combined with an increase in our average borrowing rates as a result of issuing $55 million of unsecured notes payable in December 2002. The proceeds from the note issuance were used to reduce amounts outstanding under our revolving credit facility, which bears interest at a lower rate.

INCOME TAXES

Our effective tax rate was 35.4% in the first quarter of 2003 compared to 37.2% in the same period of 2002. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. The decrease in our effective tax rate was primarily due to a permanent tax difference associated with the effect of minority interest in earnings of a subsidiary.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities in the first three months of 2003 were comparable to the same period of 2002. Our operating cash flows in the first quarter are negative due to seasonality. For comparative purposes, we have included the March 30, 2002 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 62 days in the first three months of 2003 from 53 days in the first three months of 2002, primarily due to an increase in our days supply of inventory. This increase was primarily due to a combination of "opportunity buying" by our purchasing managers at the end of 2002 due to the low level of the Lumber Market and the effect of winter weather on sales. This resulted in higher inventory levels carried for a longer period of time in 2003.

Capital expenditures totaled $10 million in the first three months of 2003 compared to $5 million in the same period of 2002. Our capital expenditures increased during the first quarter of 2003 primarily due to a project to expand the manufacturing capacity of the wood composite plant we purchased in November 2002. We expect to spend approximately $31 million on capital expenditures for the balance of 2003, which includes outstanding purchase commitments on capital projects totaling approximately $11 million on March 29, 2003. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flow and availability under our revolving credit facility.

We spent approximately $1.6 million to repurchase 98,234 shares of our common stock. We have authorization from the Board of Directors to purchase an additional 1.6 million shares.

On March 29, 2003, we had $115 million outstanding on our $200 million revolving credit facility. The revolving credit facility supports letters of credit totaling approximately $17.9 million on March 29, 2003. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within our requirements at March 29, 2003.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that treat lumber products with chemical preservatives. In connection

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Insurance reserves have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; and Schertz, TX wood preservation facilities. Additionally, a reserve is in place to cover the removal of lead and asbestos containing material from property we purchased in Thornton, CA.

Including amounts recorded in our captive insurance company, we reserved amounts totaling approximately $1.9 million and $2.4 million on March 29, 2003 and March 30, 2002, respectively, representing the estimated costs to complete remediation efforts.

As part of its re-registration process and in response to allegations by certain environmental groups that CCA poses health risks, the EPA has been conducting a scientific review of CCA, a wood preservative we use to extend the useful life of wood fiber. In April of 2003, the EPA announced the re-registration of CCA preservative for certain industrial and commercial uses. The manufacturers of CCA preservative agreed to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. All of our facilities are presently capable of using a new preservative to treat wood products.

In addition to the EPA review, an environmental group petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. On February 7, 2003, the CPSC issued a staff report on its study of the risks of children playing on treated playsets. While the staff report indicates potential for elevated risks associated with arsenic, it relies in part on a flawed Taiwanese study to measure this risk. The study does not recommend removal of product, and proposes the CPSC take no further action until the EPA concludes its assessment. The EPA has previously stated that CCA treated lumber does not pose an unreasonable risk to human health.

We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is defective. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs. In February 2003, the judge in the Florida case denied the plaintiff's motion for certification of the class.

We, along with others in the industry, were previously named as a defendant in the purported class action lawsuit in Louisiana. We have been dismissed from this litigation.

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

On March 29, 2003, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these legal proceedings.


                          CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 28, 2002.

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

                         UNIVERSAL FOREST PRODUCTS, INC.




Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) on March 29, 2003 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in connection with our filing of this first quarter report on Form 10-Q.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c) Sales of equity securities in the first quarter not registered under the Securities Act.


                                      Date of      Class of     Number                             Consideration
                                        Sale         Stock      of Shares     Purchasers             Exchanged
                                     -----------   ----------   ----------    ----------           -------------
Stock Gift Program                   Various       Common              375    Eligible persons      None

Directors Stock Grant Program        01/06/03      Common            1,600    Directors             Directors'
                                                                                                    Services


                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 5.  Other Information.

In the first quarter of 2003, the audit committee approved up to $50,000 of tax compliance services to be provided by our independent auditors, Ernst & Young LLP.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

         99.1 Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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



                                     UNIVERSAL FOREST PRODUCTS, INC.



Date: April 28, 2003                 By:  /s/ William G. Currie
     ---------------------               ---------------------------------------
                                           William G. Currie
                                     Its:  Vice Chairman of the Board and Chief
                                           Executive Officer




Date: April 28, 2003                 By:  /s/ Michael R. Cole
     ---------------------               ---------------------------------------
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





Date: April 28, 2003                /s/ William G. Currie
     ----------------               ---------------------------------------
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





Date: April 28, 2003                /s/ Michael R. Cole
     ----------------               ----------------------------------------
                                    Michael R. Cole
                                    Chief Financial Officer

                                  EXHIBIT INDEX

99.1 Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).