Form 10-Q
period 2003-06-28
UNIVERSAL FOREST PRODUCTS INC
filed 2003-08-08
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003
                                                 -------------

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
         (Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

Indicate by checkmark whether the registrant is an accelerated filer (as defined
by Rule 12b-2 of the Exchange Act). Yes X    No
                                       ---      ----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                          Outstanding as of June 28, 2003
-----------------------------------          -------------------------------
Common stock, no par value                                17,738,188


================================================================================

                                      INDEX


                                                                                    PAGE NO.
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at June 28, 2003,
                     December 28, 2002, and June 29, 2002.                              3

                 Consolidated Condensed Statements of Earnings for the Three
                     and Six Months Ended June 28, 2003 and June 29, 2002.              4

                 Consolidated Condensed Statements of Cash Flows for the Six
                     Months Ended June 28, 2003 and June 29, 2002.                      5

                 Notes to Consolidated Condensed Financial Statements.                6-12

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                             13-24

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.           25

     Item 4.     Controls and Procedures.                                              26

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities and Use of Proceeds.                            27

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders.                  27

     Item 5.     Other Information.                                                    28

     Item 6.     Exhibits and Reports on Form 8-K.                                     28

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)
                                                                          June 28,      December 28,     June 29,
                                                                            2003           2002            2002
                                                                         ---------      ------------    ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................    $  16,139      $  13,454       $  18,020
     Restricted cash equivalents.....................................                       1,383
     Accounts receivable (net of allowances of $3,123, $2,427
          and $2,137)................................................      200,033        105,217         178,017
     Inventories:
          Raw materials..............................................       78,071         83,557          46,920
          Finished goods.............................................       88,671         82,449          91,079
                                                                         ---------      ---------       ---------
                                                                           166,742        166,006         137,999
     Other current assets............................................        4,944          8,037           3,425
                                                                         ---------      ---------       ---------
              TOTAL CURRENT ASSETS...................................      387,858        294,097         337,461


OTHER ASSETS.........................................................        6,401          6,738           6,334
GOODWILL.............................................................      124,395        126,299         120,569
NON-COMPETE AND LICENSING AGREEMENTS (net of
     accumulated amortization of $3,331, $2,463 and $1,965)..........        7,463          4,516           5,014


PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment...................................      347,685        328,499         303,622
     Accumulated depreciation and amortization.......................     (136,408)      (125,355)       (114,945)
                                                                         ---------      ---------       ---------
              PROPERTY, PLANT AND EQUIPMENT, NET.....................      211,277        203,144         188,677
                                                                         ---------      ---------       ---------
TOTAL ASSETS.........................................................    $ 737,394      $ 634,794       $658,055
                                                                         =========      =========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.................................................    $   1,679      $   1,758       $   2,001
     Accounts payable................................................      110,001         57,515          90,904
     Accrued liabilities:
          Compensation and benefits..................................       32,053         36,610          31,368
          Other .....................................................       15,747          6,463          18,427
     Current portion of long-term debt and capital lease obligations.        6,271          6,495          19,025
                                                                         ---------      ---------       ---------
              TOTAL CURRENT LIABILITIES..............................      165,751        108,841         161,725


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion............................................      255,975        235,319         219,675
DEFERRED INCOME TAXES................................................       12,656         13,328          10,315
MINORITY INTEREST....................................................        7,818          7,040           7,020
OTHER LIABILITIES....................................................        9,345          5,832           6,344
                                                                         ---------      ---------       ---------
              TOTAL LIABILITIES......................................      451,545        370,360         405,079

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,738,188, 17,741,982 and 17,906,447........       17,738         17,742          17,906
     Additional paid-in capital......................................       83,936         82,139          81,913
     Deferred stock compensation.....................................        1,424          1,434           1,501
     Retained earnings...............................................      183,178        164,221         152,782
     Accumulated other comprehensive earnings........................        1,627            299             275
                                                                         ---------      ---------       ---------
                                                                           287,903        265,835         254,377
     Employee stock notes receivable.................................       (2,054)        (1,401)         (1,401)
          TOTAL SHAREHOLDERS' EQUITY.................................      285,849        264,434         252,976
                                                                         ---------      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................    $ 737,394      $ 634,794       $ 658,055
                                                                         =========      =========       =========



See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(in thousands, except per share data)

                                                                Three Months Ended             Six Months Ended
                                                            -------------------------    --------------------------
                                                            June 28,         June 29,    June 28,          June 29,
                                                              2003             2002        2003              2002
                                                            --------         --------    --------          --------

NET SALES..............................................   $  552,463     $  504,944     $  908,082      $  846,600

COST OF GOODS SOLD.....................................      473,721        436,321        777,536         726,700
                                                          ----------     ----------     ----------      ----------

GROSS PROFIT...........................................       78,742         68,623        130,546         119,900

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES..........................................       46,697         41,345         86,885          79,143
                                                          ----------     ----------     ----------      ----------

EARNINGS FROM OPERATIONS...............................       32,045         27,278         43,661          40,757

OTHER EXPENSE (INCOME):
     Interest expense..................................        3,958          3,047          7,745           5,955
     Interest income...................................          (84)           (52)          (131)           (165)
     Gain on sale of assets............................                      (1,082)                        (1,082)
                                                          ----------     ----------     ----------      ----------
                                                               3,874          1,913          7,614           4,708
                                                          ----------     ----------     ----------      ----------

EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST.................................       28,171         25,365         36,047          36,049

INCOME TAXES...........................................       10,458          9,400         13,249          13,373
                                                          ----------     ----------     ----------      ----------

EARNINGS BEFORE MINORITY INTEREST......................       17,713         15,965         22,798          22,676

MINORITY INTEREST......................................         (551)          (611)        (1,136)         (1,240)
                                                          ----------     ----------     ----------      ----------

NET EARNINGS...........................................   $   17,162     $   15,354     $   21,662      $   21,436
                                                          ==========     ==========     ==========      ==========

EARNINGS PER SHARE - BASIC.............................   $     0.97     $     0.86     $     1.22      $     1.19

EARNINGS PER SHARE - DILUTED...........................   $     0.94     $     0.82     $     1.19      $     1.14

WEIGHTED AVERAGE SHARES OUTSTANDING....................       17,741         17,884         17,735          18,047

WEIGHTED AVERAGE SHARES OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS........................       18,193         18,705         18,222          18,865




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                          Six Months Ended
                                                                                    --------------------------
                                                                                      June 28,      June 29,
                                                                                        2003          2002
                                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................  $   21,662     $   21,436
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................      12,202         11,322
     Amortization of intangible assets............................................       1,033            587
     Deferred income taxes........................................................      (1,438)          (251)
     Loss (gain) on sale or impairment of property, plant, and equipment..........         640           (949)
     Changes in:
       Accounts receivable........................................................     (94,237)       (89,290)
       Inventories................................................................        (736)       (15,194)
       Accounts payable...........................................................      52,039         43,027
       Accrued liabilities and other..............................................      11,755          9,598
                                                                                    ----------     ----------
     NET CASH FROM OPERATING ACTIVITIES...........................................       2,920        (19,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........................................     (20,689)       (13,481)
Purchase of licensing agreements..................................................        (150)        (2,000)
Acquisitions, net of cash received................................................        (187)          (359)
Proceeds from sale of property, plant and equipment...............................       1,147          2,545
Other.............................................................................       1,961          1,094
                                                                                      --------       --------
     NET CASH FROM INVESTING ACTIVITIES...........................................     (17,918)       (12,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of notes payable and revolving credit facilities...................      26,437         71,827
Repayment of long-term debt.......................................................      (6,167)        (7,557)
Proceeds from issuance of common stock............................................         873            716
Distributions to minority shareholder.............................................        (633)          (585)
Dividends paid to shareholders....................................................        (798)          (806)
Repurchase of common stock........................................................      (2,029)       (36,547)
                                                                                      --------       --------
     NET CASH FROM FINANCING ACTIVITIES...........................................      17,683         27,048
                                                                                      --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................       2,685         (4,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................      13,454         22,887
                                                                                      --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................    $ 16,139       $ 18,020
                                                                                      ========       ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................    $  7,610       $  5,973
     Income taxes.................................................................       1,472          2,308

NON-CASH INVESTING ACTIVITIES:
Non-compete agreements in exchange for future payments............................                   $    216
Non-compete agreements with Chairman of the Board in exchange for
     future payments..............................................................    $    856
Stock exchanged for employee stock notes receivable...............................         887            300


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

B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $18.2 million and $15.0 million for the quarter ended June 28, 2003 and June 29, 2002, respectively. During the six months ended June 28, 2003 and June 29, 2002, comprehensive income was approximately $23.0 million and $21.2 million, respectively.

C.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                            Three Months Ended 06/28/03                Three Months Ended 06/29/02
                                      ---------------------------------------     --------------------------------------
                                                                        Per                                        Per
                                         Income          Shares        Share         Income         Shares        Share
                                      (Numerator)     (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                      -----------     -------------    ------     -----------   -------------     ------

       NET EARNINGS...................    $17,162                                  $15,354

       EPS - BASIC
       Income available to
         common stockholders..........     17,162          17,741     $0.97         15,354           17,884       $0.86
                                                                      =====                                       =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                        452                                       821
                                                           ------                                    ------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $17,162          18,193     $0.94        $15,354           18,705       $0.82
                                          =======          ======     =====        =======           ======       =====




                                             Six Months Ended 06/28/03                   Six Months Ended 06/29/02
                                      ---------------------------------------     --------------------------------------
                                                                        Per                                        Per
                                         Income          Shares        Share         Income         Shares        Share
                                      (Numerator)     (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                      -----------     -------------    ------     -----------   -------------     ------

       NET EARNINGS...................    $21,662                                    $21,436

       EPS - BASIC
       Income available to
         common stockholders..........     21,662           17,735      $1.22         21,436          18,047      $1.19
                                                                        =====                                     =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                         487                                       818
                                                            ------                                    ------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $21,662           18,222      $1.19        $21,436          18,865      $1.14
                                          =======           ======      =====        =======          ======      =====


       Options to purchase 863,073 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at June 28, 2003, but were not included in the computation of diluted EPS for the quarter and six months ended June 28, 2003 because the options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

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

D.     GOODWILL AND OTHER INTANGIBLE ASSETS

       On June 28, 2003, non-compete assets totaled $7.9 million with accumulated amortization totaling $2.7 million, and licensing agreements totaled $2.9 million with accumulated amortization totaling $0.6 million.

       Estimated amortization expense for intangible assets as of June 28, 2003 for each of the five succeeding fiscal years is as follows (in thousands):

                  2003...............................  $   674
                  2004...............................    1,633
                  2005...............................    1,477
                  2006...............................    1,302
                  2007...............................      781
                  Thereafter.........................    1,596

       The changes in the net carrying amount of goodwill for the quarter ended June 28, 2003 are as follows (in thousands):

                  Balance as of December 28, 2002...............................   $126,299
                  Final purchase price allocation...............................     (2,810)
                  Foreign currency translation effects and other, net...........        906
                                                                                   --------
                  Balance as of June 28, 2003...................................   $124,395
                                                                                   ========

E.     BUSINESS COMBINATIONS

       Acquisitions completed in 2002 and 2003 were not significant to the operating results individually nor in aggregate, and thus pro forma results are not presented.

       The purchase price allocations for the composite manufacturing plant of Quality Wood Treating Co., Inc. ("Quality") and J.S. Building Products, Inc., both acquired in the fourth quarter of 2002, were completed during the second quarter in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

       The total purchase price for the real estate, equipment, inventory and intangible assets of the composite plant was approximately $14.7 million, allocating $10.1 million to net assets,

                        UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       $2.3 million to non-compete agreements, $0.5 million to a licensing agreement, and $1.8 million to goodwill.

       The total purchase price for J.S. Building Products, Inc. was $4.1 million, allocating $2.9 million to net assets and $1.2 million to goodwill.

F.     EMPLOYEE STOCK NOTES RECEIVABLE

       Employee stock notes receivable represents notes issued to us by certain employees to finance the purchase of our common stock. Directors and executive officers (including equivalent positions) do not, and are not allowed to, participate in this program.

G.     STOCK-BASED COMPENSATION

       As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the first quarter and first six months of 2003 and 2002 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                           Three Months Ended          Six Months Ended
                                                          ---------------------     ----------------------
                                                           June 28,    June 29,     June 28,      June 29,
                                                             2003        2002         2003          2002
                                                          --------     --------     --------      --------

       Net Earnings:
         As reported...................................   $ 17,162     $ 15,354     $ 21,662      $ 21,436
         Deduct: compensation expense
            - fair value method........................       (379)        (346)        (758)         (665)
                                                          --------     --------     --------      --------
         Pro Forma.....................................   $ 16,783     $ 15,008     $ 20,904      $ 20,771
                                                          ========     ========     ========      ========

       EPS - Basic:
         As reported...................................      $0.97        $0.86        $1.22         $1.19
         Pro forma.....................................      $0.95        $0.84        $1.18         $1.15
       EPS - Diluted:
         As reported...................................      $0.94        $0.82        $1.19         $1.14
         Pro forma.....................................      $0.94        $0.82        $1.17         $1.13

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


H.     COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

       Including amounts recorded in our captive insurance company, we reserved amounts totaling approximately $1.9 million and $2.4 million on June 28, 2003 and June 29, 2002, respectively, representing the estimated costs to complete remediation efforts.

       As part of its re-registration process and in response to allegations by certain environmental groups that CCA poses health risks, the EPA has been conducting a scientific review of CCA, a wood preservative we use to extend the useful life of wood fiber. In April of 2003, the EPA announced the re-registration of CCA preservative for certain industrial and commercial uses. The manufacturers of CCA preservative agreed to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. All of our facilities are presently capable of using a new preservative to treat wood products. We expect that all of our treating facilities will be using this new preservative on or before January 1, 2004, except those facilities which may treat with CCA for allowed industrial and commercial applications.

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

       We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is defective. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs. In February 2003, the judge in the Florida case denied the plaintiff's motion for certification of the class. In June 2003, the judge allowed the plaintiffs to amend their complaint and again reiterated that he would not certify a class in this case.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       We, along with others in the industry, were previously named as a defendant in the purported class action lawsuit in Louisiana. We have been dismissed from this litigation.

       Subsequent to quarter end, we were advised of another purported class action filing in Texas, where a customer of ours is named as the sole defendant. To date, no classes have been certified in any of the pending actions.

       In addition, various special interest environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products. The State of Maine has prohibited the manufacture and sale of CCA products after October 15, 2003. The Company does not presently sell product in Maine. The wood preservation industry trade groups are working with the individual states and their regulatory agencies to provide an accurate, factual background which demonstrates that the present method of uses and disposal is scientifically supported.

       On June 28, 2003, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these legal proceedings.

       On June 28, 2003, we had outstanding purchase commitments on capital projects of approximately $9.4 million.

       We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

       In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of June 28, 2003, we had approximately $22.0 million in outstanding performance bonds which expire during the next three to eighteen months.

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

       On June 28, 2003, we had outstanding letters of credit totaling $29.5 million, primarily related to certain insurance contracts and industrial development revenue bonds.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $11.2 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

       We did not enter into any new guarantee arrangements during the second quarter of 2003 which would require us to recognize a liability on our balance sheet.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 33% of our total sales in the first six months of 2003.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



WE WILL BE CONVERTING TO A NEW PRESERVATIVE TO TREAT OUR PRODUCTS IN THE THIRD AND FOURTH QUARTERS OF 2003. In February 2002, the manufacturers of CCA preservative agreed with the EPA to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. As a result, 19 of our 21 wood preservation facilities will convert to an alternate preservative in the third and fourth quarters of 2003. The necessary capital investments for this conversion were made in 2002. We are coordinating with our chemical suppliers and customers to insure an orderly transition and minimize risks associated with chemical efficiencies and inventory levels of products treated with CCA preservative. In addition, we estimate the new preservative will increase the cost and sales price of our treated products by up to 20%. While we expect that this transition will not have a material impact on our operations, certain factors, such as consumer acceptance, may adversely affect our planned transition to this new preservative.

When analyzing this report to assess our future performance, please recognize the potential impact of the various factors set forth above.


                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the six months ended June 28, 2003 and June 29, 2002:

                                                       Random Lengths Composite
                                                             Average $/MBF
                                                       ------------------------
                                                             2003    2002
                                                             ----    ----
                  January............................        $278    $297
                  February...........................         295     317
                  March..............................         277     339
                  April..............................         283     323
                  May ...............................         278     312
                  June...............................         303     302

                  Second quarter average.............        $288    $312
                  Year-to-date average...............        $286    $315


                  Second quarter percentage
                   decrease from 2002................      (7.7%)
                  Year-to-date percentage
                    decrease from 2002...............      (9.2%)

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                                                         Random Lengths SYP
                                                           Average $/MBF
                                                         ------------------
                                                           2003    2002
                                                           ----    ----
                  January............................      $387    $410
                  February...........................       394     434
                  March..............................       392     464
                  April..............................       410     457
                  May................................       385     408
                  June...............................       384     383


                  Second quarter average.............      $393    $416
                  Year-to-date average...............      $392    $426


                  Second quarter percentage
                   decrease from 2002................     (5.5%)
                  Year-to-date percentage
                   decrease from 2002................     (8.0%)


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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



o Products with fixed selling prices. These products include value-added products such as decking and fencing sold to do-it-yourself/retail ("DIY/retail") customers, as well as trusses, wall panels and other components sold to the site-built construction market. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and eliminate or reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time periods and quantity limitations generally allow us to reprice our products for changes in lumber prices from our suppliers.

o Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits. These products include treated lumber, remanufactured lumber and trusses sold to the manufactured housing industry. For these products, we estimate the customers' needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.

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

                              BUSINESS COMBINATIONS

We completed the following business combinations and asset acquisitions in fiscal 2002, which were accounted for using the purchase method.

Seller`s Name                           Acquisition Date         Business Description
Quality Wood Treating Co., Inc.         November 4, 2002         One facility in Prairie du Chien, WI which
("Quality")                                                      produces EverX composite decking.  We also
                                                                 entered into an exclusive treating services
                                                                 agreement with Quality.

J.S. Building Products, Inc.            September 9, 2002        One facility in Modesto, CA which
                                                                 manufactures engineered roof trusses for the
                                                                 site-built construction market.

Inno-Tech Plastics, Inc. ("Inno-        April 10, 2002           One facility in Springfield, IL which
Tech") - Entered into exclusive                                  manufactures "wood alternative" products.
licensing agreement and
acquired certain assets.

Pinelli-Universal S. de R.L. de         January 15, 2002         One facility in Durango, Durango, Mexico
C.V. ("Pinelli") - Purchased                                     which manufactures molding and millwork
additional 5% interest.                                          products.


                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                                                    For the Three Months Ended          For the Six Months Ended
                                                --------------------------------    -------------------------------
                                                   June 28,           June 29,         June 28,         June 29,
                                                     2003               2002             2003             2002
                                                --------------    --------------    --------------   --------------

Net sales....................................       100.0%             100.0%            100.0%           100.0%
Cost of goods sold...........................        85.7               86.4              85.6             85.8
                                                   --------           --------          --------         --------

Gross profit.................................        14.3               13.6              14.4             14.2
Selling, general, and
  administrative expenses....................         8.5                8.2               9.6              9.3
                                                    -------           --------          --------         --------

Earnings from operations.....................         5.8                5.4               4.8              4.9

Interest, net................................         0.7                0.6               0.8              0.7
Gain on sale of assets.......................         0.0               (0.2)              0.0             (0.1)
                                                    -------          -------            --------         -------
                                                      0.7                0.4               0.8              0.6
                                                    -------            -------          --------         --------
Earnings before income taxes
 and minority interest.......................         5.1                5.0               4.0              4.3
Income taxes.................................         1.9                1.9               1.5              1.6
                                                   --------           --------          --------          -------

Earnings before minority interest............         3.2                3.1               2.5              2.7
Minority interest............................        (0.1)              (0.1)             (0.1)            (0.2)
                                                   --------           --------          --------          -------
Net earnings.................................         3.1%               3.0%              2.4%             2.5%
                                                   ========           ========          ========          =======


NET SALES

We engineer, manufacture, treat, distribute and install lumber, composite, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, industrial and other markets. Our strategic sales objectives include:

o Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood products to the site-built construction market. Engineered wood products include roof trusses, wall panels and floor systems.


o Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood products, and "wood alternative" products. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Wood alternative products consist primarily of composite wood and plastics.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


o Maximizing profitable top-line sales growth while increasing DIY/retail market share.


o Maintaining manufactured housing market share.

The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.

                                        For the Three Months Ended                   For the Six Months Ended
                                  --------------------------------------     ---------------------------------------
                                  June 28,              June 29,               June 28,              June 29,
Market Classification              2003        %         2002         %         2003        %          2002       %
---------------------             --------   -----     --------    -----      --------    -----     --------   -----

DIY/Retail...................     $302,613    54.7     $264,656     52.4%     $459,646     50.7     $411,420    48.4%
Site-Built Construction......      101,433    18.4       88,398     17.5       178,137     19.6      156,987    18.6
Manufactured Housing.........       70,208    12.7       81,040     16.0       127,569     14.0      148,401    17.6
Industrial and Other.........       78,209    14.2       70,850     14.1       142,730     15.7      129,792    15.4
                                  --------   -----     --------    -----      --------    -----     --------   -----
Total........................     $552,463   100.0%    $504,944    100.0%     $908,082    100.0%    $846,600   100.0%
                                  ========   ======    ========    ======     ========    ======    ========   ======


Note: In the first quarter of 2003, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these classifications.

Net sales in the second quarter of 2003 increased 9.4% compared to the second quarter of 2002 resulting from an increase in units shipped of approximately 14%. Overall selling prices decreased as a result of the Lumber Market (see "Historical Lumber Prices"). We estimate that our unit sales increased by 7% as a result of business acquisitions and an exclusive treating services agreement completed after June 29, 2002. Our unit sales out of existing facilities increased by 7% in the second quarter of 2003.

Net sales in the first six months of 2003 increased 7.3% compared to the first six months of 2002 resulting from an increase in units shipped of approximately 11%. Overall selling prices decreased as a result of the Lumber Market (see "Historical Lumber Prices"). We estimate that our unit sales increased by 7% as a result of business acquisitions and an exclusive treating services agreement completed after June 29, 2002. Our unit sales out of existing facilities increased by 4% in the first six months of 2003.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



                                                Three Months Ended                     Six Months Ended
                                           -----------------------------         ----------------------------
                                           June 28,             June 29,         June 28,            June 29,
                                             2003                 2002             2003                2002
                                           --------             --------         --------            --------

Value-Added...........................        49.0%             47.7%             51.5%                49.7%
Commodity-Based.......................        51.0%             52.3%             48.5%                50.3%

Value-added sales increased 12.6% and 11.1%, respectively, in the second quarter and first six months of 2003, primarily due to increased sales of EverX, engineered wood products, industrial products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 7.4% and 4.1%, respectively, during the second quarter and first six months of 2003 primarily due to the exclusive treating services agreement we completed in November 2002.

DIY/Retail:

Net sales to the DIY/retail market increased $38.0 million, or 14.3%, in the second quarter of 2003 compared to 2002, primarily due to acquiring a composite manufacturing plant and entering into an exclusive treating services agreement with Quality.

Net sales to the DIY/retail market increased $48.2 million, or 11.7%, in the first six months of 2003 compared to 2002, primarily due to the composite plant acquisition and treating services agreement mentioned above, combined with an increase in unit sales to our largest customer out of existing facilities. The increase in sales out of existing facilities primarily consisted of fencing products.

Site-Built Construction:

Net sales to the site-built construction market increased 14.7% and 13.5% in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. These increases resulted from acquisitions completed in 2002, a new framing joint venture, and increased sales out of several existing plants.

Manufactured Housing:

Net sales to the manufactured housing market decreased 13.4% and 14.0% in the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. These decreases primarily resulted from a 27% decrease in quarterly and year-to-date industry production.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




Industrial and Other:

Net sales to the industrial and other market increased 10.4% and 10.0% in the second quarter and first six months of 2003, respectively, compared to the same period of 2002. These increases resulted from unit sales increases out of several existing facilities, offset partially by a decline in selling prices due to the Lumber Market.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales increased in the second quarter of 2003 compared to the same period of 2002. Generally, a lower Lumber Market results in an increase in our gross margins. (See "Impact of the Lumber Market on our Operating Results.")

Gross profit as a percentage of net sales increased in the first six months of 2003 compared to the same period of 2002 primarily due to lower overall selling prices and material costs due to the Lumber Market. (See "Impact of the Lumber Market on our Operating Results.") The effect of the lower Lumber Market was partially offset by the effect of inclement winter weather in several regions of the country in February 2003. During this period, we lost 154 production days while missing sales and related profits. Production inefficiencies resulted in unfavorable cost variances totaling $2.5 million which were recorded in cost of goods sold in the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales increased to 8.5% and 9.6% in the second quarter and first six months of 2003, respectively, compared to 8.2% and 9.3% in the same periods of 2002, respectively. These increases were primarily due to the impact of the lower Lumber Market on our selling prices. The dollar increase in our selling, general, and administrative expenses was primarily due to acquisitions and new operations, combined with higher compensation costs resulting from greater headcount related to growth in our business.

INTEREST, NET

Net interest costs increased in the second quarter and first six months of 2003 compared to the same periods of 2002. These increases were due to a higher average debt balance combined with an increase in our average borrowing rates as a result of issuing $55 million of long-term unsecured notes payable in December 2002. The proceeds from the note issuance were used to reduce amounts outstanding under our revolving credit facility, which bears interest at a lower rate.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




GAIN ON SALE OF ASSETS

During the second quarter of 2002, we sold our corporate airplane and recognized a gain of $1.1 million on the sale, and entered into an operating lease for a replacement airplane.

INCOME TAXES

Our effective tax rate was 37.1% in the second quarter of 2003 and 2002, and 36.8% in the first six months of 2003 compared to 37.1% in the same period of 2002. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. The decrease in our year-to-date effective tax rate was primarily due to a permanent tax difference associated with the effect of minority interest in earnings of a subsidiary.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities increased in the first six months of 2003 compared to the same period of 2002 by almost $23 million as a result of selling the extra inventory we carried at the end of 2002 and throughout the first quarter from opportunistic buying and poor weather. Seasonality has a significant impact on our working capital during the first six months of the year which generally results in negative or modest cash flows from operations. We expect to experience a substantial decrease in working capital and corresponding increase in cash flows from operations in the third and fourth quarters of 2003. For comparative purposes, we have included the June 29, 2002 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 49 days in the first six months of 2003 from 46 days in the first six months of 2002, primarily due to an increase in our days supply of inventory. During the first quarter of 2003, this increase was primarily due to a combination of "opportunity buying" by our purchasing managers at the end of 2002 due to the low level of the Lumber Market and the effect of winter weather on sales. During the second quarter we carried slightly higher levels of inventory primarily due to preparations to convert to a new preservative, slower inventory turnover of our composite manufacturing plant, and the

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



impact of poor weather on our site-built operations. This increase in our days supply of inventory was partially offset by an increase in our payables cycle.

Capital expenditures increased to $20.7 million in the first six months of 2003 compared to $13.5 million in the same period of 2002 as a result of greater spending on expansionary projects. For example, we completed a project to expand the manufacturing capacity of the composite manufacturing plant we purchased in November 2002 and completed construction of three new plants. We expect to spend approximately $19 million on capital expenditures for the balance of 2003, which includes outstanding purchase commitments on capital projects totaling approximately $9.4 million on June 28, 2003. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flow and availability under our revolving credit facility.

We spent approximately $2.0 million to repurchase 123,234 shares of our common stock in the first six months of 2003. We have authorization from the Board of Directors to purchase an additional 1.5 million shares.

On June 28, 2003, we had $80.0 million outstanding on our $200 million revolving credit facility. The revolving credit facility supports letters of credit totaling approximately $27.1 million on June 28, 2003. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test, a minimum fixed charge coverage test, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within our requirements at June 28, 2003.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Consolidated Condensed Financial Statements, Note G "Commitments, Contingencies, and Guarantees."


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

                         UNIVERSAL FOREST PRODUCTS, INC.




Item 4.  Controls and Procedures.


(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) as of June 28, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with our filing of this second quarter report on Form 10-Q for the quarterly period ended June 28, 2003.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a - 15 and 15d - 15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

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



Item 2.  Changes in Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c) Sales of equity securities in the second quarter not registered under the Securities Act.

                                      Date of       Class of     Number                             Consideration
                                        Sale         Stock      of Shares    Purchasers              Exchanged
                                     -----------   ----------   ---------    ----------            -------------


Stock Gift Program                   Various       Common        1,001       Eligible persons            None


Item 4.  Submission of Matters to a Vote of Security Holders.


The following matters were voted upon at our Annual Meeting of Shareholders on April 16, 2003.

(1) Election of the following Director for a one year term expiring in 2004:

                                                   For           Withheld
                                            ----------------    -----------

                  John M. Engler            13,774,217          434,047

         Election of the following Director for a two year term expiring in 2005:

                  Gary F. Goode             14,112,648            95,616

         Election of the following Directors for three year terms expiring in 2006:

                  Dan M. Dutton             14,113,713           94,551
                  John W. Garside           13,776,042          432,222
                  Peter F. Secchia          14,080,025          128,239

         Other Directors whose terms of office continued after the meeting are as follows:

                  William G. Currie
                  Philip M. Novell
                  Louis A. Smith

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 5.  Other Information.

On May 7, 2003, management sent a notice to our directors and officers informing them that between the dates of May 19, 2003 and July 1, 2003, inclusive, they would be proscribed from trading in our common stock, due to trading limitations in our 401(k) plan, consistent with the restrictions set forth in Section 306(a) of the Sarbanes-Oxley Act of 2002. A copy of this notice is attached as Exhibit 99(e) to this report.

The information contained in the preceding paragraph is being furnished pursuant to "Item 11, Temporary Suspension of Trading Under Registrant's Employee Benefit Plans" of Form 8-K in accordance with the Release No. 33-8216 of the Securities and Exchange Commission.

In the second quarter of 2003, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $62,000.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

         31(a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         31(b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         32(a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         32(b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         99(a)    Pension Blackout Notice

                         UNIVERSAL FOREST PRODUCTS, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNIVERSAL FOREST PRODUCTS, INC.



Date: August 8, 2003        By:   /s/ William G. Currie
     ---------------              ----------------------------------------------
                                  William G. Currie
                            Its:  Vice Chairman of the Board and Chief Executive
                                  Officer




Date: August 8, 2003        By:   /s/ Michael R. Cole
     ---------------              ----------------------------------------------
                                  Michael R. Cole
                            Its:  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

  31(a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

  31(b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

  32(a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

  32(b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

  99(a)        Pension Blackout Notice