Form 10-Q
period 2003-09-27
UNIVERSAL FOREST PRODUCTS INC
filed 2003-10-27
CIK 912767

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003
                                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission File Number 0-22684
                                                -------


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                                    38-1465835
       ------------------------------                ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

      2801 East Beltline NE, Grand Rapids, Michigan           49525
      ---------------------------------------------        ------------
      (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------

                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined
by Rule 12b-2 of the Exchange Act). Yes  X    No
                                        ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                Outstanding as of September 27, 2003
         --------------------------      ------------------------------------
         Common stock, no par value                   17,788,288


================================================================================
                                  Page 1 of 31

                                      INDEX



                                                                                             PAGE NO.
                                                                                             --------

PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at September 27, 2003,
                     December 28, 2002, and September 28, 2002.                                  3

                 Consolidated Condensed Statements of Earnings for the Three
                     and Nine Months Ended September 27, 2003 and September 28, 2002.            4

                 Consolidated Condensed Statements of Cash Flows for the Nine
                     Months Ended September 27, 2003 and September 28, 2002.                     5

                 Notes to Consolidated Condensed Financial Statements.                           6-13

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                       14-26

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                     27

     Item 4.     Controls and Procedures.                                                        28

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities and Use of Proceeds.                                      29

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information.                                                              30

     Item 6.     Exhibits and Reports on Form 8-K.                                               30

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


(in thousands, except share data)
                                                                           September 27,    December 28,   September  28,
                                                                                2003           2002             2002
                                                                           -------------    ------------   --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ........................................      $  10,747       $  13,454       $  12,800
     Restricted cash equivalents ......................................                          1,383
     Accounts receivable (net of allowances of $3,291, $2,427
          and $2,702) .................................................        157,768         105,217         149,962
     Inventories:
          Raw materials ...............................................         81,831          83,557          43,806
          Finished goods ..............................................         79,124          82,449          85,035
                                                                             ---------       ---------       ---------
                                                                               160,955         166,006         128,841
     Other current assets .............................................          5,847           8,037           3,279
                                                                             ---------       ---------       ---------
              TOTAL CURRENT ASSETS ....................................        335,317         294,097         294,882

OTHER ASSETS ..........................................................          5,679           6,738           6,311
GOODWILL ..............................................................        124,377         126,299         120,333
NON-COMPETE AND LICENSING AGREEMENTS (net of
     accumulated amortization of $3,627, $2,463 and $2,214) ...........          7,168           4,516           4,764

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment ....................................        355,552         328,499         311,652
     Accumulated depreciation and amortization ........................       (141,215)       (125,355)       (120,303)
                                                                             ---------       ---------       ---------
              PROPERTY, PLANT AND EQUIPMENT, NET ......................        214,337         203,144         191,349
                                                                             ---------       ---------       ---------
TOTAL ASSETS ..........................................................      $ 686,878       $ 634,794       $ 617,639
                                                                             =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt ..................................................      $     645       $   1,758       $   1,494
     Accounts payable .................................................         96,481          57,515          76,303
     Accrued liabilities:
          Compensation and benefits ...................................         41,700          36,610          38,092
          Other .......................................................         15,959           6,463          12,507
     Current portion of long-term debt and capital lease obligations ..          6,263           6,495          18,645
                                                                             ---------       ---------       ---------
              TOTAL CURRENT LIABILITIES ...............................        161,048         108,841         147,041

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion .............................................        195,833         235,319         185,091
DEFERRED INCOME TAXES .................................................         12,671          13,328          10,320
MINORITY INTEREST .....................................................          8,211           7,040           7,558
OTHER LIABILITIES .....................................................         10,241           5,832           6,214
                                                                             ---------       ---------       ---------
              TOTAL LIABILITIES .......................................        388,004         370,360         356,224


SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,788,288, 17,741,982 and 17,816,613 .........         17,788          17,742          17,817
     Additional paid-in capital .......................................         84,748          82,139          81,970
     Deferred stock compensation ......................................          1,424           1,434           1,501
     Retained earnings ................................................        195,384         164,221         161,850
     Accumulated other comprehensive earnings .........................          1,514             299            (322)
                                                                             ---------       ---------       ---------

                                                                               300,858         265,835         262,816
     Employee stock notes receivable ..................................         (1,984)         (1,401)         (1,401)
                                                                             ---------       ---------       ---------
          TOTAL SHAREHOLDERS' EQUITY ..................................        298,874         264,434         261,415
                                                                             ---------       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................      $ 686,878       $ 634,794       $ 617,639
                                                                             =========       =========       =========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)

                                                              Three Months Ended            Nine Months Ended
                                                           -------------------------    -------------------------
                                                           Sept. 27,       Sept. 28,    Sept. 27,       Sept. 28,
                                                             2003            2002          2003            2002
                                                           ---------       ---------    ---------       ---------

NET SALES .............................................     $536,278       $452,959     $1,444,360     $1,299,559

COST OF GOODS SOLD ....................................      463,715        391,294      1,241,251      1,117,994
                                                            --------       --------     ----------     ----------


GROSS PROFIT ..........................................       72,563         61,665        203,109        181,565

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES .........................................       48,424         41,148        135,309        120,291
                                                            --------       --------     ----------     ----------


EARNINGS FROM OPERATIONS ..............................       24,139         20,517         67,800         61,274

OTHER EXPENSE (INCOME):
     Interest expense .................................        3,526          2,542         11,271          8,497
     Interest income ..................................           (2)           (31)          (133)          (196)
     Gain on sale of assets ...........................                                                    (1,082)
                                                            --------       --------     ----------     ----------
                                                               3,524          2,511         11,138          7,219
                                                            --------       --------     ----------     ----------



EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST ................................       20,615         18,006         56,662         54,055

INCOME TAXES ..........................................        7,715          6,678         20,964         20,051
                                                            --------       --------     ----------     ----------

EARNINGS BEFORE MINORITY INTEREST .....................       12,900         11,328         35,698         34,004

MINORITY INTEREST .....................................          695            684          1,831          1,924
                                                            --------       --------     ----------     ----------

NET EARNINGS ..........................................     $ 12,205       $ 10,644     $   33,867     $   32,080
                                                            ========       ========     ==========     ==========



EARNINGS PER SHARE - BASIC ............................     $   0.69       $   0.60     $     1.91          $1.78

EARNINGS PER SHARE - DILUTED ..........................     $   0.66       $   0.58     $     1.85          $1.71

WEIGHTED AVERAGE SHARES OUTSTANDING ...................       17,765         17,845         17,745         17,980

WEIGHTED AVERAGE SHARES  OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS .......................       18,425         18,427         18,290         18,719




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
                                                                                       Nine Months Ended
                                                                                 -----------------------------
                                                                                 September 27,   September 28,
                                                                                     2003             2002
                                                                                 -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..................................................................    $ 33,867        $ 32,080
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation .............................................................      18,702          17,235
     Amortization of intangible assets ........................................       1,519             851
     Deferred income taxes ....................................................      (1,301)           (246)
     Loss (gain) on sale or impairment of property, plant, and equipment ......         918            (152)
     Changes in:
       Accounts receivable ....................................................     (78,688)        (61,235)
       Proceeds from sale and servicing of accounts receivable ................      25,143
       Inventories ............................................................       5,051          (6,020)
       Accounts payable .......................................................      37,717          28,076
       Accrued liabilities and other ..........................................      24,463          11,353
                                                                                   --------        --------
     NET CASH FROM OPERATING ACTIVITIES .......................................      67,391          21,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment .....................................     (33,349)        (21,136)
Purchase of licensing agreements ..............................................        (150)         (2,000)
Acquisitions, net of cash received ............................................        (787)         (2,519)
Proceeds from sale of property, plant and equipment ...........................       6,104           3,310
Other .........................................................................       3,059             430
                                                                                   --------        --------
     NET CASH FROM INVESTING ACTIVITIES .......................................     (25,123)        (21,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of notes payable and revolving credit facilities ..     (36,884)         37,004
Repayment of long-term debt ...................................................      (6,150)         (8,205)
Proceeds from issuance of common stock ........................................       1,719             769
Distributions to minority shareholder .........................................        (833)           (660)
Dividends paid to shareholders ................................................        (798)           (806)
Repurchase of common stock ....................................................      (2,029)        (38,216)
                                                                                   --------        --------
     NET CASH FROM FINANCING ACTIVITIES .......................................     (44,975)        (10,114)
                                                                                   --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................      (2,707)        (10,087)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................      13,454          22,887
                                                                                   --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................    $ 10,747        $ 12,800
                                                                                   ========        ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest .................................................................    $  8,585        $  6,659
     Income taxes .............................................................      12,102          16,406

NON-CASH FINANCING ACTIVITIES:
Property, plant and equipment acquired in exchange for capital lease ..........    $  2,110

NON-CASH INVESTING ACTIVITIES:
Non-compete agreements in exchange for future payments ........................                    $    216
Non-compete agreements with Chairman of the Board in exchange for
     future payments ..........................................................    $    856
Stock exchanged for employee stock notes receivable ...........................         887             300



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

B.     COMPREHENSIVE INCOME

       Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $12.1 million and $10.0 million for the quarter ended September 27, 2003 and September 28, 2002, respectively. During the nine months ended September 27, 2003 and September 28, 2002, comprehensive income was approximately $35.1 million and $31.2 million, respectively.

c.     EARNINGS PER COMMON SHARE

       A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


                                          Three Months Ended 09/27/03              Three Months Ended 09/28/02
                                      ------------------------------------      ---------------------------------
                                                                     Per                                     Per
                                         Income         Shares      Share         Income        Shares      Share
                                      (Numerator)   (Denominator)   Amount      (Numerator) (Denominator)  Amount
                                      -----------   -------------   ------      ----------- -------------  ------
       NET EARNINGS...................    $12,205                                 $10,644

       EPS - BASIC
       Income available to
         common stockholders..........     12,205       17,765      $0.69           10,644       17,845      $0.60
                                                                    =====                                    =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     660                                      582
                                                        ------                                   ------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $12,205       18,425      $0.66          $10,644       18,427      $0.58
                                          =======       ======      =====          =======       ======      =====

                                          Nine Months Ended 09/27/03                 Nine Months Ended 09/28/02
                                       ---------------------------------        ------------------------------------
                                                                      Per                                    Per
                                         Income        Shares        Share        Income        Shares      Share
                                      (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)  Amount
                                      -----------   -------------   ------      -----------  -------------  ------

       NET EARNINGS...................    $33,867                                 $32,080

       EPS - BASIC
       Income available to
         common stockholders..........     33,867       17,745      $1.91           32,080       17,980      $1.78
                                                                    =====                                    =====

       EFFECT OF DILUTIVE SECURITIES
       Options........................                     545                                      739
                                                        ------                                   ------

       EPS - DILUTED
       Income available to
         common stockholders and
         assumed options
         exercised....................    $33,867       18,290      $1.85          $32,080       18,719      $1.71
                                          =======       ======      =====          =======       ======      =====


       Options to purchase 260,000 shares of common stock at exercise prices ranging from $24.46 to $36.01 were outstanding at September 27, 2003, but were not included in the computation of diluted EPS for the quarter. Options to purchase 720,943 shares of common stock at exercise prices ranging from $21.13 to $36.01 were outstanding at September 27, 2003, but

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


       were not included in the computation of diluted EPS for the nine months ended September 27, 2003. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

       Options to purchase 950,481 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at September 28, 2002, but were not included in the computation of diluted EPS for the quarter. Options to purchase 335,000 shares of common stock at exercise prices ranging from $22.88 to $36.01 were outstanding at September 28, 2002, but were not included in the computation of diluted EPS for the nine months ended September 28, 2002. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.     SALE OF ACCOUNTS RECEIVABLE

       On September 25, 2003, we entered into an arrangement with a bank to sell specific accounts receivable totaling $27.2 million with an Agreed Base Value of approximately $25 million, which was received in cash. Approximately $2.0 million was recorded as a retained interest and approximately $168,000 was recognized as an expense. The maximum amount of receivables which may be sold and outstanding at any point in time under this arrangement is $33 million. The agreement with the bank has a one year term; the September 25, 2003 transaction terminates on December 31, 2003. We will service the sold receivables as part of the arrangement with the bank and will receive servicing fees in the amount of .50% per annum. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. The fair market value of anticipated collections is determined using management's best estimate based on historical collections experience. Appropriate valuation allowances are recorded against the retained interest. The retained interest is reduced for subsequent collections.

E.     GOODWILL AND OTHER INTANGIBLE ASSETS

       On September 27, 2003, non-compete assets totaled $7.9 million with accumulated amortization totaling $2.8 million, and licensing agreements totaled $2.9 million with accumulated amortization totaling $0.8 million.

       Estimated amortization expense for intangible assets as of September 27, 2003 for each of the five succeeding fiscal years is as follows (in thousands):

                  2003............................... $  378
                  2004...............................  1,633
                  2005...............................  1,477
                  2006...............................  1,302

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



                  2007...............................     781

                  Thereafter.........................   1,597

       The changes in the net carrying amount of goodwill for the nine months ended September 27, 2003 are as follows (in thousands):

                  Balance as of December 28, 2002......................................    $126,299
                  Final purchase price allocation......................................      (2,810)
                  Foreign currency translation effects and other, net..................         888
                                                                                           --------
                  Balance as of September 27, 2003.....................................    $124,377
                                                                                           ========


F.     BUSINESS COMBINATIONS AND ASSET PURCHASES

       Acquisitions completed in 2002 and 2003 were not significant to the operating results individually nor in aggregate, and thus pro forma results are not presented.

       The purchase price allocations for the composite manufacturing plant of Quality Wood Treating Co., Inc. ("Quality") and J.S. Building Products, Inc., acquired in the third and fourth quarters of 2002, respectively, were completed during the second quarter in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

       The total purchase price for the real estate, equipment, inventory and intangible assets of the composite plant was approximately $14.7 million, allocating $10.1 million to net assets, $2.3 million to non-compete agreements, $0.5 million to a licensing agreement, and $1.8 million to goodwill.

       The total purchase price for J.S. Building Products, Inc. was $4.1 million, allocating $2.9 million to net assets and $1.2 million to goodwill.

       On August 28, 2003, one of our subsidiaries acquired 50% of the assets of D&L Framing LLC, a framing operation for multi-family construction located in Las Vegas, NV. The purchase price was approximately $0.6 million. The purchase price allocation is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141.

       On August 26, 2003, one of our subsidiaries entered into an agreement with Quality to cancel the treating services agreement completed on November 4, 2002 and purchase plants located in Lansing, MI and Janesville, WI and the equipment of a plant located in White Bear Lake, MN. The total purchase price for these assets was $5.1 million. In addition, another subsidiary entered into a capital lease for the real estate of the White Bear Lake, MN plant totaling $2.1 million.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED




       On June 4, 2003, one of our subsidiaries acquired 75% of the assets of Norpac Construction LLC, a concrete framer for multi-family construction located in Las Vegas, NV. The purchase price was approximately $0.2 million.

G.     EMPLOYEE STOCK NOTES RECEIVABLE

       Employee stock notes receivable represents notes issued to us by certain employees and officers to finance the purchase of our common stock. As of August 1, 2002, directors and executive officers (including equivalent positions) do not, and are not allowed to, participate in this program.

H.     STOCK-BASED COMPENSATION

       As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the third quarter and first nine months of 2003 and 2002 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                              Three Months Ended             Nine Months Ended
                                                           ------------------------       -----------------------
                                                           Sept. 27,      Sept. 28,       Sept. 27,     Sept. 28,
                                                             2003            2002           2003          2002
                                                           ---------      ---------       ---------     ---------

       Net Earnings:
         As reported...................................   $   12,205     $   10,644     $   33,867      $   32,080
         Deduct: compensation expense
            - fair value method........................         (387)          (347)        (1,145)         (1,011)
                                                          ----------     ----------     ----------      ----------
         Pro Forma.....................................   $   11,818     $   10,297     $   32,722      $   31,069
                                                          ==========     ==========     ==========      ==========

       EPS - Basic:
         As reported...................................   $     0.69     $     0.60     $     1.91      $     1.78
         Pro forma.....................................   $     0.67     $     0.58     $     1.84      $     1.73
       EPS - Diluted:
         As reported...................................   $     0.66     $     0.58     $     1.85      $     1.71
         Pro Forma.....................................   $     0.65     $     0.57     $     1.83      $     1.70

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



I.     COMMITMENTS, CONTINGENCIES, AND GUARANTEES


       We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that treat lumber products with chemical preservatives. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Insurance reserves have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; Schertz, TX; Janesville, WI wood preservation facilities; and a wood preservation facility in White Bear Lake, MN which is leased by a subsidiary. The subsidiary has agreed to purchase the real property upon successful completion of the remediation activities. In addition, a reserve has been recorded for the removal of lead and asbestos containing material from property we purchased in Thornton, CA.

       Including amounts recorded in our captive insurance company, we reserved amounts totaling approximately $2.8 million and $2.2 million on September 27, 2003 and September 28, 2002, respectively, representing the estimated costs to complete remediation efforts.

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

       In addition to the EPA review, an environmental group petitioned the Consumer Products Safety Commission ("CPSC") to ban the use of CCA treated wood in playsets. On February 7, 2003, the CPSC issued a staff report on its study of the risks of children playing on treated playsets. The study does not recommend removal of product, and proposes the CPSC take no further action until the EPA concludes its assessment. The EPA has previously stated that CCA treated lumber does not pose an unreasonable risk to human health. On October 14, 2003, the CPSC issued its professional staff recommendation, which stated that the CPSC should deny the petition to ban CCA, essentially agreeing that the product does not pose an unreasonable risk to human health.


       We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida and Louisiana. The complaints allege that CCA treated lumber is

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



       defective. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs. In February 2003, the judge in the Florida case denied the plaintiff's motion for certification of the class. In June 2003, the judge allowed the plaintiffs to amend their complaint and again reiterated that he would not certify a class in this case. In September 2003, the appellate court upheld the trial judge`s denial of certification. During the third quarter, we were advised of a purported class action filed in Texas where a customer of ours is named as the sole defendant. To date, no class has been certified in any of the pending actions.

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

       On September 27, 2003, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these legal proceedings.

       On September 27, 2003, we had outstanding purchase commitments on capital projects of approximately $6.6 million.

       We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

       In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of September 27, 2003, we had approximately $25.9 million in outstanding performance bonds which expire during the next three to eighteen months.

       We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we are required to reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. the estimated maximum aggregate exposure of these guarantees is less than $450,000.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED




       On September 27, 2003, we had outstanding letters of credit totaling $30.6 million, primarily related to certain insurance contracts and industrial development revenue bonds.

       In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $12.3 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

       We did not enter into any new guarantee arrangements during the third quarter of 2003 which would require us to recognize a liability on our balance sheet.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 32% of our total sales in the first nine months of 2003.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase the financial cost to us. Several states have proposed legislation to limit the uses of CCA treated lumber. (See Notes to Consolidated Condensed Financial Statements, Footnote I "Commitments, Contingencies, and Guarantees.")

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



WE WILL BE CONVERTING TO A NEW PRESERVATIVE TO TREAT OUR PRODUCTS IN THE THIRD AND FOURTH QUARTERS OF 2003. In February 2002, the manufacturers of CCA preservative agreed with the EPA to voluntarily discontinue the registration of CCA for certain residential applications by December 31, 2003. As a result, 23 of our 24 wood preservation facilities will convert to an alternate preservative by December 31, 2003. The remaining facility will be converted the first week of 2004. As of September 27, 2003, 10 of the 24 facilities have been converted. The necessary capital investments for the conversions were made in 2002. We are coordinating with our chemical suppliers and customers to insure an orderly transition and minimize risks associated with chemical efficiencies, lost production time during the conversion process, and inventory levels of products treated with CCA preservative. In addition, we estimate the new preservative will increase the cost and sales price of our treated products by up to 20%. While we expect that this transition will not have a material impact on our operations, certain factors, such as consumer acceptance, may adversely affect our planned transition to this new preservative.

When analyzing this report to assess our future performance, please recognize the potential impact of the various factors set forth above.


                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the nine months ended September 27, 2003 and September 28, 2002:


                                               Random Lengths Composite
                                                     Average $/MBF
                                               ------------------------
                                                     2003     2002
                                                     ----     ----
              January .........................      $278     $297
              February ........................       295      317
              March ...........................       277      339
              April ...........................       283      323
              May .............................       278      312
              June ............................       303      302
              July ............................       302      306
              August ..........................       336      291
              September .......................       375      279

              Third quarter average ...........      $338     $292
              Year-to-date average ............      $303     $307


                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

              Third quarter percentage
               increase from 2002................    15.8%
              Year-to-date percentage
               decrease from 2002................    (1.3%)


In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                                                     Random Lengths SYP
                                                        Average $/MBF
                                                     ------------------
                                                       2003      2002
                                                       ----      ----
              January............................      $387      $410
              February...........................       394       434
              March..............................       392       464
              April..............................       410       457
              May................................       385       408
              June...............................       384       383
              July...............................       374       409
              August.............................       398       375
              September..........................       437       361

              Third quarter average..............      $403      $382
              Year-to-date average...............      $396      $411

              Third quarter percentage
               increase from 2002................      5.5%
              Year-to-date percentage
               decrease from 2002................    (3.7%)



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


As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margin percentages. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.


                    BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed the following business combinations and asset acquisitions in fiscal 2002 and fiscal 2003, which were accounted for using the purchase method.



Seller`s Name                            Acquisition Date         Business Description
-------------                            ----------------         --------------------

D&L Framing LLC                          August 28, 2003          Framing operation for multi-family construction
                                                                  located in Las Vegas, NV.

Norpac Construction LLC                  June 3, 2003             Concrete framer for multi-family construction
                                                                  located in Las Vegas, NV.

Quality Wood Treating Co., Inc.          November 4, 2002         One facility in Prairie du Chien, WI which
("Quality")                              August 26, 2003          produces EverX composite decking.  We also
                                                                  entered into an exclusive treating services
                                                                  agreement with Quality. On August 26, 2003,
                                                                  we canceled the treating services agreement
                                                                  and purchased two treating facilities in
                                                                  Lansing, MI and Janesville, WI and agreed to
                                                                  lease the real estate of a third treating
                                                                  facility in White Bear Lake, MN.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




Inno-Tech Plastics, Inc. ("Inno-Tech")   April 10, 2002           One facility in Springfield, IL which
- Entered into exclusive licensing                                manufactures "wood alternative" products.
agreement and acquired certain assets.

Pinelli-Universal S. de R.L. de C.V.     January 15, 2002         One facility in Durango, Durango, Mexico which
("Pinelli") - Purchased additional 5%                             manufactures molding and millwork products.
interest.


                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.


                                              For the Three Months Ended    For the Nine Months Ended
                                              --------------------------    -------------------------
                                               Sept. 27,     Sept. 28,       Sept. 27,     Sept. 28,
                                                 2003          2002            2003          2002
                                              -----------   -----------     -----------   -----------
Net sales ..............................         100.0%        100.0%          100.0%        100.0%
Cost of goods sold .....................          86.5          86.4            85.9          86.0
                                                 -----         -----           -----         -----

Gross profit ...........................          13.5          13.6            14.1          14.0
Selling, general, and
  administrative expenses ..............           9.0           9.1             9.4           9.3
                                                 -----         -----           -----         -----

Earnings from operations ...............           4.5           4.5             4.7           4.7

Interest, net ..........................           0.7           0.5             0.8           0.6
Gain on sale of assets .................          (0.0)         (0.0)           (0.0)         (0.1)
                                                 -----         -----           -----         -----
                                                   0.7           0.5             0.8           0.5
                                                 -----         -----           -----         -----
Earnings before income taxes
 and minority interest .................           3.8           4.0             3.9           4.2
Income taxes ...........................           1.4           1.5             1.4           1.5
                                                 -----         -----           -----         -----

Earnings before minority interest ......           2.4           2.5             2.5           2.7
Minority interest ......................          (0.1)         (0.1)           (0.2)         (0.2)
                                                 -----         -----           -----         -----
Net earnings ...........................           2.3%          2.4%            2.3%          2.5%
                                                 =====         =====           =====         =====

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

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood products, and "wood alternative" products. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

- Maximizing profitable top-line sales growth while increasing DIY/retail market share.

-  Maintaining manufactured housing market share.

The following table presents, for the periods indicated, our net sales (in thousands) and percentage of total net sales by market classification.


                                         For the Three Months Ended                  For the Nine Months Ended
                                  ---------------------------------------   --------------------------------------------
                                  Sept. 27,            Sept. 28,             Sept. 27,               Sept. 28,
Market Classification               2003       %         2002        %         2003         %          2002        %
---------------------             --------   ------    --------    ------   -----------   ------    ----------   ------
DIY/Retail...................     $262,025    48.5%    $214,975     47.6%    $  721,659    49.9%      $626,394    48.3%
Site-Built Construction......      111,541    20.9       88,731     19.6        289,686    20.1        245,717    18.9
Manufactured Housing.........       79,306    14.9       79,588     17.5        206,880    14.3        227,990    17.5
Industrial and Other.........       83,406    15.7       69,665     15.3        226,135    15.7        199,458    15.3
                                  --------   ------    --------    ------    ----------   ------    ----------   ------
Total........................     $536,278   100.0%    $452,959    100.0%    $1,444,360   100.0%    $1,299,559   100.0%
                                  ========   ======    ========    ======    ==========   ======    ==========   ======


Note: In the first quarter of 2003, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these classifications.

Net sales in the third quarter of 2003 increased 18.4% compared to the third quarter of 2002 resulting from an increase in units shipped of approximately 13%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices"). We estimate that our unit sales increased by 9% as a result of business acquisitions and an exclusive treating services agreement completed

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




after September 28, 2002. We estimate our unit sales out of existing facilities increased by 4% in the third quarter of 2003.

Net sales in the first nine months of 2003 increased 11.1% compared to the first nine months of 2002 resulting from an increase in units shipped of approximately 12%. Overall selling prices decreased as a result of the Lumber Market (see "Historical Lumber Prices"). We estimate that our unit sales increased by 7% as a result of business acquisitions and an exclusive treating services agreement completed after September 28, 2002. We estimate our unit sales out of existing facilities increased by 5% in the first nine months of 2003.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                                  Three Months Ended                             Nine Months Ended
                                         -------------------------------------          ------------------------------------
                                         September 27,           September 28,          September 27,          September 28,
                                              2003                    2002                   2003                   2002
                                         -------------           -------------          -------------          -------------
Value-Added...........................        49.6%                   49.6%                  50.7%                  49.8%
Commodity-Based.......................        50.4%                   50.4%                  49.3%                  50.2%

Value-added sales increased 18.8% and 13.8%, respectively, in the third quarter and first nine months of 2003, primarily due to increased sales of EverX (composite decking), engineered wood products, industrial products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 19.2% and 9.4%, respectively, during the third quarter and first nine months of 2003 primarily due to the exclusive treating services agreement we completed in November 2002.

DIY/Retail:

Net sales to the DIY/retail market increased $47.1 million, or 21.9%, in the third quarter of 2003 compared to 2002, primarily due to acquiring a composite manufacturing plant and entering into an exclusive treating services agreement with Quality. In addition, the higher Lumber Market caused an increase in our sales prices this quarter, and our organic sales growth out of existing facilities was approximately 4%.

Net sales to the DIY/retail market increased $95.3 million, or 15.2%, in the first nine months of 2003 compared to 2002, primarily due to the composite plant acquisition and treating services agreement mentioned above, combined with organic sales growth out of existing facilities totaling approximately 5%.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




Site-Built Construction:

Net sales to the site-built construction market increased 25.7% and 17.9% in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. These increases resulted from acquisitions completed after September 28, 2002, a new framing joint venture, and organic sales growth out of existing plants totaling approximately 15% for the quarter and 12% for the nine months ended September 27, 2003. In addition, we estimate the Lumber Market caused our selling prices to increase 8% this quarter.

Manufactured Housing:

Net sales to the manufactured housing market decreased 0.4% and 9.3% in the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002. These decreases resulted primarily from a 21% and 25% decline in quarterly and year-to-date industry production, respectively. In addition, the higher Lumber Market caused an increase in our sales prices this quarter.

Industrial and Other:

Net sales to the industrial and other market increased 19.7% and 13.4% in the third quarter and first nine months of 2003, respectively, compared to the same period of 2002. These increases resulted from unit sales increases out of several existing facilities. In addition, we estimate the Lumber Market had the effect of increasing our selling prices by 8% for this quarter.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased slightly in the third quarter of 2003 compared to the same period of 2002. Generally, a higher Lumber Market results in a decrease in our gross margin. (See "Impact of the Lumber Market on our Operating Results.") We attempt to price certain products to earn a fixed profit per unit, so in a period of higher lumber prices, our gross margin will decline. Therefore, a more meaningful analysis of profitability is a comparison of the change in gross profit dollars compared to our change in units shipped. Our gross profit dollars increased by almost 18% this quarter, while units shipped increased by 13%. We believe this was due, in part, to the positive trend in the Lumber Market in the third quarter. In a period when the Lumber Market is on an increasing trend, our selling prices for products that are indexed to the Lumber Market also increase, which can result in higher gross profit dollars on each unit sold.

Gross profit as a percentage of net sales increased slightly in the first nine months of 2003 compared to the same period of 2002. A favorable trend in the Lumber Market positively affected our gross

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



profit in the third quarter, but this was substantially offset by the effects of adverse weather in the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales decreased to 9.0% in the third quarter of 2003 compared to 9.1% in the same period of 2002. This decrease was primarily due to the impact of the higher Lumber Market on our selling prices. The dollar increase in our selling, general, and administrative expenses was primarily due to acquisitions and new operations, combined with higher compensation costs resulting from greater headcount to support growth in our business and an increase in insurance and legal costs.

Selling, general and administrative expenses as a percentage of sales increased to 9.4% in the first nine months of 2003 compared to 9.3% in the same period of 2002. This increase was primarily due to the impact of the lower Lumber Market on our selling prices. The dollar increase in our selling, general, and administrative expenses was primarily due to acquisitions and new operations, combined with higher compensation costs resulting from greater headcount to support growth in our business.

INTEREST, NET

Net interest costs increased in the third quarter and first nine months of 2003 compared to the same periods of 2002. These increases were due to a higher average debt balance combined with an increase in our average borrowing rates as a result of issuing $55 million of long-term unsecured notes payable in December 2002. The proceeds from the note issuance were used to reduce amounts outstanding under our revolving credit facility, which bears interest at a lower rate.

GAIN ON SALE OF ASSETS

During the second quarter of 2002, we sold our corporate airplane and recognized a gain of $1.1 million on the sale, and entered into an operating lease for a replacement airplane.

INCOME TAXES

Our effective tax rate was 37.4% in the third quarter of 2003 compared to 37.1% in the same period of 2002, and 37.0% in the first nine months of 2003 compared to 37.1% in the same period of 2002. Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED




OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities increased in the first nine months of 2003 compared to the same period of 2002 by approximately $45 million for the following reasons:

- During the third quarter of 2003, we implemented a new program whereby we sold certain accounts receivable for cash. The proceeds from this sale were used to reduce borrowings on our revolving credit facility. Benefits of this program include a lower net cost than our revolving credit facility, an increase in our available debt capacity, and further diversification of our funding sources. (See Notes to Consolidated Condensed Financial Statements, Footnote D, "Sale of Accounts Receivable.")

- We sold the extra inventory we carried at the end of 2002 and throughout the first quarter resulting from opportunistic buying and poor weather.

-  We extended our payables cycle and our accrued liabilities increased.

Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. We experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 28, 2002 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 46 days in the first nine months of 2003 from 44 days in the first nine months of 2002, primarily due to an increase in our days supply of inventory. We have carried comparatively higher levels of inventory this year due to:

- "Opportunity buying" by our purchasing managers at the end of 2002 due to the low level of the Lumber Market;

-  The effect of adverse weather on sales in the first and second quarters;

-  Preparations to convert to a new preservative; and

-  Slower inventory turnover of our composite manufacturing plant.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



The increase in our days supply of inventory was partially offset by an increase in our payables cycle.

Capital expenditures increased to $33.3 million in the first nine months of 2003 compared to $21.1 million in the same period of 2002 as a result of greater spending on expansionary projects. For example, we completed a project to expand the manufacturing capacity of the composite manufacturing plant we purchased in November 2002 and completed or commenced construction of several new plants. We expect to spend approximately $13 million on capital expenditures for the balance of 2003, which includes outstanding purchase commitments on capital projects totaling approximately $6.6 million on September 27, 2003. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flow and availability under our revolving credit facility.

We spent approximately $2.0 million to repurchase 123,234 shares of our common stock in the first nine months of 2003. We have authorization from the Board of Directors to purchase an additional 1.5 million shares.

On September 27, 2003, we had $17.7 million outstanding on our $200 million revolving credit facility. The revolving credit facility supports letters of credit totaling approximately $28.2 million on September 27, 2003. Financial covenants on our revolving credit facilities and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test, a minimum fixed charge coverage test, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within our requirements at September 27, 2003.


                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Consolidated Condensed Financial Statements, Footnote I, "Commitments, Contingencies, and Guarantees."


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

                         UNIVERSAL FOREST PRODUCTS, INC.




Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) as of September 27, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with our filing of this third quarter report on Form 10-Q for the quarterly period ended September 27, 2003.

(b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a - 15 and 15d - 15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c) Sales of equity securities in the third quarter not registered under the Securities Act.

                                     Date of       Class of     Number
                                     Consideration
                                        Sale         Stock      of Shares    Purchasers            Exchanged
                                     -----------   ----------   ---------    ----------            ---------

Stock Gift Program                   Various       Common          653       Eligible persons          None

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION



Item 5.  Other Information.

In the third quarter of 2003, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $58,000 for 2003.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

         10(i)(3) First Amendment dated September 18, 2003 relating to Series 2002-A, Revolving Credit Agreement dated November 25, 2002.

         10(k)(1) Program for Accounts Receivable Transfer ("PARTS") Agreement dated September 22, 2003.

         10(k)(2) Deposit Account Control Agreement dated September 22, 2003, completed pursuant to the PARTS Agreement.

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

(b) During the third quarter, we filed a report on Form 8-K dated July 15, 2003, to report the issuance of a press release announcing our financial results for the second quarter ended June 28, 2003 under Item 9.

                         UNIVERSAL FOREST PRODUCTS, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNIVERSAL FOREST PRODUCTS, INC.



Date: October 27, 2003                By:  /s/ William G. Currie
      ----------------                     ------------------------------------
                                           William G. Currie
                                      Its: Vice Chairman of the Board and Chief
                                           Executive Officer




Date: October 27, 2003                By:  /s/ Michael R. Cole
     -----------------                     ------------------------------------
                                           Michael R. Cole
                                      Its: Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10(i)(3) First Amendment dated September 18, 2003 relating to Series 2002-A, Revolving Credit Agreement dated November 25, 2002.

10(k)(1) Program for Accounts Receivable Transfer ("PARTS") Agreement dated September 22, 2003.

10(k)(2) Deposit Account Control Agreement dated September 22, 2003, completed pursuant to the PARTS Agreement.

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