Form 10-K
period 2003-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 2004-03-11
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 27, 2003.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to _______.

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

  Title of each Class                 Name of each exchange on which registered
        NONE                          _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes:   (X)                     No:  ( )


Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
      Yes:    (X)                     No:  ( )

As of June 28, 2003, 17,738,188 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $265,224,186 computed at the closing price of $20.64 on that date.

As of February 1, 2004, 17,818,836 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 2003 are incorporated by reference into
         Part I and II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 27, 2003
                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                                       PART I

Item 1.       Business.                                                                 3
Item 2.       Properties.                                                               8
Item 3.       Legal Proceedings.                                                        8
Item 4.       Submission of Matters to a Vote of Security Holders.                      8

Additional Item:  Executive Officers of the Registrant.                                 8

                                       PART II

Item 5.       Market for the Registrant's Common Equity, Related Shareholder
              Matters and Issuer Purchases of Equity Securities.                        10
Item 6.       Selected Financial Data.                                                  10
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                      10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.               11
Item 8.       Financial Statements and Supplemental Data.                               11
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                                      12
Item 9A.      Controls and Procedures.                                                  12

                                       PART III

Item 10.      Directors and Executive Officers of the Registrant.                       13
Item 11.      Executive Compensation.                                                   13
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.                                                           13
Item 13.      Certain Relationships and Related Transactions.                           14
Item 14.      Principal Accountant Fees and Services.                                   14

                                       PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.                                                              14

                                     PART I

ITEM 1.  BUSINESS.

(a)      GENERAL DEVELOPMENT OF THE BUSINESS.

Universal Forest Products, Inc. was organized as a Michigan corporation in 1955. We engineer, manufacture, treat, distribute and install lumber, composite, plastic and other building products to the DIY/retail, site-built construction, manufactured housing, industrial and other markets. We currently operate more than 95 facilities throughout the United States, Canada, and Mexico.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 27, 2003 ("2003 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2003 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

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

DIY/RETAIL MARKET. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Customers in this market are serviced by our regional sales staff and are assisted by personnel from our headquarters. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 30% of our total net sales for fiscal 2003 and 2002, and 33% for 2001.

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

In addition to our conventional lumber products, we offer composite and plastic alternative products sold under the following trade names:

- The Perennia(TM) group of fencing products provides customers with a low maintenance alternative for their fencing needs.

- The TechTrim(TM) product line consists of exterior trim boards made from a polymer which is impervious to moisture.

- The Everx(R) composite decking group of products includes decking, balusters, railings, caps and sleeves manufactured from a proprietary formula of wood dust and high-density polyethylene plastic. We are a licensee of this technology.

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

We currently supply customers in this market from more than 70 facilities located in more than 20 different states and Canada. These facilities manufacture various engineered wood products used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000(R) and I-joists. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

We also install engineered wood products for customers in certain regional markets. We believe that providing a comprehensive framing package, including installation, provides a competitive advantage.

Competitors in this market include lumberyards who also manufacture components, as well as regional manufacturers of components. Our objective is to continue to increase our manufacturing capacity and framing capabilities for this market while developing a national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, product quality and timeliness of delivery.

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

INDUSTRIAL AND OTHER MARKET. We define our industrial market as industrial manufacturers and agricultural customers who use pallets, specialty crates and wooden boxes for packaging, shipping and material handling purposes. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this market with our regional sales personnel supported by a centralized national sales and marketing department.

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

INTELLECTUAL PROPERTY. We own a patent relating to a tie-down strap patent related to truss components, and a patent on machinery used in the recycling of drywall. We also have several patents pending on technologies related to our business. In addition, we own five registered trade names or trademarks:
PRO-WOOD(R) relating to preservative-treated wood products; Deck Necessities(R) relating to deck component products; Outdoor Essentials(R) related to lawn and garden items such as planter boxes, fencing products and lattice products; the Everx(R) trademark for our recently acquired composite material; and the pine tree logo. As we develop proprietary brands, we may pursue registration or other formal protection. In addition, we claim common law trademark rights to several other trade names or trademarks. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

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

On January 1, 2004 and 2003, backlog orders associated with the site-built construction business approximated $35.8 million and $36.3 million, respectively, representing approximately seven and ten weeks of production, respectively. We believe the relatively short time period associated with our backlog, in certain regions, provides a competitive advantage.

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

EMPLOYEES. At February 1, 2004, we had approximately 8,000 employees. One of our subsidiaries has certain production employees who are represented by a labor union. We believe relations with our employees are good.

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

We currently have more than 95 facilities located throughout the United States, Canada, and Mexico. These facilities are generally of steel frame and aluminum construction and situated on fenced sites ranging in size from 7 acres to 48 acres. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.

We own all of our properties, free from any significant mortgage or other encumbrance, except for 12 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding our legal proceedings is set forth in Note N of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and positions of all of our executive officers as of February 1, 2004. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

       Name               Age                         Position
       ----               ---                         --------
William G. Currie         56   Vice Chair. of the Board and Chief Exec. Officer, Universal Forest Products, Inc.

Michael B. Glenn          52   President and Chief Operating Officer, Universal Forest Products, Inc.

C. Scott Greene           48   President, Universal Forest Products Eastern Division, Inc.

Robert K. Hill            56   President, Universal Forest Products Western Division, Inc.

Donald L. James           44   Exec. Vice President Site-Built, Universal Forest Products Eastern Division, Inc.

Robert D. Coleman         49   Exec. Vice President Manufacturing, Universal Forest Products, Inc.

Matthew J. Missad         43   Executive Vice President and Secretary, Universal Forest Products, Inc.

Michael R. Cole           37   Chief Financial Officer and Treasurer, Universal Forest Products, Inc.


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

                                     PART II

The following information items in this Part II, which are contained in the 2003 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2003 Annual Report, that are specifically incorporated by reference, are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this Item is incorporated by reference from the 2003 Annual Report under the caption "Price Range of Common Stock and Dividends."

Sales of equity securities in the fourth quarter not registered under the Securities Act:

                                       Date of     Class of      Number                             Consideration
                                        Sale         Stock      of Shares      Purchasers             Exchanged
                                     -----------   ----------   ---------      ----------           -------------
Stock Gift Program                   Various       Common          368       Eligible persons            None

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is incorporated by reference from the 2003 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is incorporated by reference from the 2003 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 27, 2003, the estimated fair value of our long-term debt, including the current portion, was $215.2 million, which was $3.7 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

                                       2004      2005       2006       2007     2008      Thereafter    Total
                                       ----      ----       ----       ----     ----      ----------    -----
($US equivalents, in thousands)
Long-term Debt:
     Fixed Rate ($US)...............   $5,714    $21,500                        $78,500   $55,000       $160,714
       Average interest rate........    7.15%       6.69%                          6.98%     6.02%
     Variable Rate ($US)............   $2,423    $27,600    $542       $499     $ 2,479   $18,929       $52,472
       Average interest rate(1).....    2.20%

(1)Average of rates at December 27, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated by reference from the 2003 Annual Report under the following captions:

"Report of Independent Auditors"
"Report of Independent Public Accountants"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14c and 15d - 14c) as of the year ended December 27, 2003 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in connection with our filing of this Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from our definitive Proxy Statement for the year ended December 27, 2003 for the 2004 Annual Meeting of Shareholders, as filed with the Commission ("2004 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated by reference from the 2004 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2004 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 27, 2003, is as follows:

                                                   Number of        Weighted             Number of shares
                                                  shares to be      average           remaining available for
                                                  issued upon       exercise           future issuance under
                                                  exercise of       price of            equity compensation
                                                  outstanding     outstanding         plans [excluding shares
                                                    options         options         reflected in column (a)](1)
                                                 --------------   -----------       --------------------------
                                                        (a)             (b)                   (c)
                                                 --------------   -----------       --------------------------
Equity compensation plans
   approved by security holders................   1,995,516         $16.83                     874,200

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions is incorporated by reference from the 2004 Proxy Statement under the captions "Election of Directors" and "Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the types of services rendered by our Independent Auditors and the fees paid for these services is incorporated by reference from our 2004 Proxy Statement under the caption "Independent Public Accountants."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following Report of Independent Auditors, Report of Independent Public Accountants, and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2003 Annual
Report:

      Report of Independent Auditors - Ernst & Young LLP
      Report of Independent Public Accountants - Arthur Andersen LLP Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002 Consolidated Statements of Earnings for the Years Ended December 27, 2003,
           December 28, 2002 and December 29, 2001
      Consolidated Statements of Shareholders' Equity for the Years Ended
           December 27, 2003, December 28, 2002 and December 29, 2001
      Consolidated Statements of Cash Flows for the Years Ended December 27,
           2003, December 28, 2002 and December 29, 2001
      Notes to Consolidated Financial Statements

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

Dated:  March 11, 2004     UNIVERSAL FOREST PRODUCTS, INC.

                           By: /s/ William G. Currie
                               -----------------------------------------------
                               WILLIAM G. CURRIE, VICE CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                           and

                               /s/ Michael R. Cole
                               -----------------------------------------------
                               MICHAEL R. COLE, CHIEF FINANCIAL OFFICER AND
                               TREASURER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 11th day of March, 2004, by the following persons on behalf of us and in the capacities indicated.

         Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter F. Secchia                         /s/ William G. Currie
------------------------------------         --------------------------------
PETER F. SECCHIA, DIRECTOR                   WILLIAM G. CURRIE, DIRECTOR

/s/ Dan M. Dutton                            /s/ John M. Engler
------------------------------------         --------------------------------
DAN M. DUTTON, DIRECTOR                      JOHN M. ENGLER, DIRECTOR

/s/ John W. Garside                          /s/ Gary F. Goode
------------------------------------         --------------------------------
JOHN W. GARSIDE, DIRECTOR                    GARY F. GOODE, DIRECTOR

/s/ Philip M. Novell                         /s/ Louis A. Smith
------------------------------------         --------------------------------
PHILIP M. NOVELL, DIRECTOR                   LOUIS A. SMITH, DIRECTOR

                                  EXHIBIT INDEX

Exhibit #         Description

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

         *(a)(3) Consulting Agreement with Peter F. Secchia, dated December 31, 2002, and Assignment dated January 1, 2003 was filed as
                  Exhibit 10(a)(3) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

         *(a)(4) Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002 was filed as Exhibit 10(a)(4) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

         *(a)(5) Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

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

         (i)(2) Series 2002-A, Revolving Credit Agreement dated November 25, 2002 was filed as Exhibit 10(i)(2) to a Form 10-K Annual Report for the year ended December 28, 2002.

         (i)(3) First Amendment dated September 18, 2003 relating to Series 2002-A, Revolving Credit Agreement dated November 25, 2002 was filed as Exhibit 10(i)(3) to a Form 10-Q Quarterly Report for the quarter ended September 27, 2003.

         (j)(1) Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

         (j)(2) Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002.

         (k)(1) Program for Accounts Receivable Transfer ("PARTS") Agreement dated September 22, 2003 was filed as Exhibit 10(k)(1) to a Form 10-Q Quarterly Report for the quarter ended September 27, 2003.

         (k)(2) Deposit Account Control Agreement dated September 22, 2003, completed pursuant to the PARTS Agreement, was filed as
                  Exhibit 10(k)(2) to a Form 10-Q, Quarterly Report for the quarter ended September 27, 2003.

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 2003.

16 Letter from Arthur Andersen LLP regarding change in certifying accountant is incorporated by reference from Exhibit 16 of Registrant's current report on Form 8-K dated May 21, 2002.

21       Subsidiaries of the Registrant.

23       Consents of Experts and Counsel.

         (a)      Consent of Ernst & Young LLP.

         (b)      Information Concerning Consent of Arthur Andersen LLP.

31       Certifications.

         (a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         (b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32       Certifications.

         (a) Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         (b) Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).