Form 10-Q
period 2004-03-27
UNIVERSAL FOREST PRODUCTS INC
filed 2004-04-23
CIK 912767

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            Michigan                                          38-1465835
    ------------------------------                       --------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

   2801 East Beltline NE, Grand Rapids, Michigan                 49525
   ---------------------------------------------             ------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Outstanding as of March 27, 2004
    --------------------------            --------------------------------
    Common stock, no par value                      17,831,276

================================================================================

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 27, 2004,
                     December 27, 2003, and March 29, 2003.                                          3

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 27, 2004 and March 29, 2003.                                 4

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 27, 2004 and March 29, 2003.                               5-6

                 Notes to Consolidated Condensed Financial Statements.                            7-14

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                        15-28

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                        29

     Item 4.     Controls and Procedures.                                                           30

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
                     Equity Securities.                                                             31

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information.                                                                 32

     Item 6.     Exhibits and Reports on Form 8-K.                                                  32

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)
                                                                         March 27,     December 27,     March  29,
                                                                           2004           2003            2003
                                                                         ---------      ---------       ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................    $  22,052      $  17,430       $  11,506
     Restricted cash equivalents.....................................                                       1,383
     Accounts receivable (net of allowances of $2,126, $1,891
          and $2,580)................................................      206,508        137,660         149,327
     Inventories:
          Raw materials..............................................      106,967         83,064          89,873
          Finished goods.............................................      112,237         86,497         106,355
                                                                         ---------      ---------       ---------
                                                                           219,204        169,561         196,228
     Other current assets............................................        4,452          7,662           7,851
                                                                         ---------      ---------       ---------
              TOTAL CURRENT ASSETS...................................      452,216        332,313         366,295

OTHER ASSETS.........................................................        8,189          6,421           6,608
GOODWILL.............................................................      122,458        125,028         126,620
NON-COMPETE AND LICENSING AGREEMENTS (net of
     accumulated amortization of $4,413, $4,003 and $2,713)..........        6,381          6,791           5,122

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment...................................      362,522        361,368         338,185
     Accumulated depreciation and amortization.......................     (150,989)      (147,164)       (131,064)
                                                                         ---------      ---------       ---------
              PROPERTY, PLANT AND EQUIPMENT, NET.....................      211,533        214,204         207,121
                                                                         ---------      ---------       ---------
TOTAL ASSETS  .......................................................    $ 800,777      $ 684,757       $ 711,766
                                                                         =========      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.................................................                   $   1,726       $   1,701
     Accounts payable................................................    $ 116,789         81,687          72,012
     Accrued liabilities:
          Compensation and benefits..................................       35,774         47,150          29,867
          Other .....................................................       13,415          4,549           8,851
     Current portion of long-term debt and capital lease obligations.        6,010          6,411           6,611
                                                                         ---------      ---------       ---------
              TOTAL CURRENT LIABILITIES..............................      171,988        141,523         119,042

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion............................................      285,682        205,049         297,020
DEFERRED INCOME TAXES................................................       16,076         15,984          12,922
MINORITY INTEREST....................................................        5,433          7,780           7,263
OTHER LIABILITIES....................................................        9,649          9,317           6,567
                                                                         ---------      ---------       ---------
              TOTAL LIABILITIES......................................      488,828        379,653         442,814

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,831,276, 17,777,631 and 17,658,410........       17,831         17,778          17,658
     Additional paid-in capital......................................       85,672         84,610          82,379
     Deferred stock compensation.....................................        3,188          2,447           2,324
     Retained earnings...............................................      206,200        200,745         167,191
     Accumulated other comprehensive earnings........................          701          1,396             617
                                                                         ---------      ---------       ---------
                                                                           313,592        306,976         270,169
     Employee stock notes receivable.................................       (1,643)        (1,872)         (1,217)
                                                                         ---------      ---------       ---------
          TOTAL SHAREHOLDERS' EQUITY.................................      311,949        305,104         268,952
                                                                         ---------      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................    $ 800,777      $ 684,757       $ 711,766
                                                                         =========      =========       =========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)
                                                              Three Months Ended
                                                          -------------------------
                                                           March 27,     March 29,
                                                             2004          2003
                                                          ----------   ------------
NET SALES..............................................   $  465,665   $    355,619

COST OF GOODS SOLD.....................................      409,304        303,815
                                                          ----------     ----------

GROSS PROFIT...........................................       56,361         51,804

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES..........................................       43,929         40,188
                                                          ----------   ------------

EARNINGS FROM OPERATIONS...............................       12,432         11,616

OTHER EXPENSE (INCOME):
     Interest expense..................................        3,542          3,787
     Interest income...................................          (83)           (47)
     Net gain on sale of operations....................         (369)
                                                          ----------   ------------
                                                               3,090          3,740
                                                          ----------   ------------

EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST.................................        9,342          7,876

INCOME TAXES...........................................        3,644          2,791
                                                          ----------   ------------

EARNINGS BEFORE MINORITY INTEREST......................        5,698          5,085

MINORITY INTEREST......................................         (131)          (585)
                                                          ----------     ----------

NET EARNINGS...........................................   $    5,567   $      4,500
                                                          ==========   ============

EARNINGS PER SHARE - BASIC.............................   $     0.31     $     0.25

EARNINGS PER SHARE - DILUTED...........................   $     0.30     $     0.25

WEIGHTED AVERAGE SHARES OUTSTANDING....................       17,961         17,729

WEIGHTED AVERAGE SHARES  OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS........................       18,709         18,252

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
                                                                                       Three Months Ended
                                                                                     ------------------------
                                                                                     March 27,      March 29,
                                                                                       2004           2003
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  ....................................................................    $  5,567       $  4,500
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.................................................................       6,672          5,949
     Amortization of intangibles..................................................         471            322
     Deferred income taxes........................................................          20           (405)
     Minority interest............................................................         131            585
     Loss on sale of Nascor interest..............................................         193
     Net (gain) loss on sale or impairment of property, plant, and equipment......        (603)            86
     Changes in:
       Accounts receivable........................................................     (70,883)       (44,110)
       Accounts receivable under sale and servicing agreement.....................      (2,245)
       Inventories................................................................     (48,711)       (30,222)
       Accounts payable...........................................................      37,850         14,497
       Accrued liabilities and other..............................................       1,184         (8,169)
                                                                                      --------       --------
     NET CASH FROM OPERATING ACTIVITIES...........................................     (70,354)       (56,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........................................      (7,295)        (9,809)
Acquisitions, net of cash received................................................      (5,360)
Proceeds from sale of Nascor interest.............................................       4,679
Proceeds from sale of property, plant and equipment...............................         740            144
Other assets, net.................................................................         178             44
                                                                                      --------       --------
     NET CASH FROM INVESTING ACTIVITIES...........................................      (7,058)        (9,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt and revolving credit facilities.................      81,516         61,752
Repayment of long-term debt.......................................................         (58)           (22)
Proceeds from issuance of common stock............................................         857            730
Distributions to minority shareholder.............................................        (125)          (273)
Repurchase of common stock........................................................        (116)        (1,627)
Other.............................................................................         (40)
                                                                                      --------       --------
     NET CASH FROM FINANCING ACTIVITIES...........................................      82,034         60,560
                                                                                      --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................       4,622         (6,028)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................      17,430         17,534
                                                                                      --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................    $ 22,052       $ 11,506
                                                                                      ========       ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest.....................................................................    $    774       $    863
     Income taxes.................................................................      (2,856)           820

                         UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - CONTINUED

                                                                                         Three Months Ended
                                                                                      -----------------------
                                                                                      March 27,      March 29,
                                                                                        2004           2003
                                                                                      --------       --------
NON-CASH OPERATING ACTIVITIES:
Notes receivable exchanged for property, plant and equipment......................    $  1,455

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plan..............................    $    716       $    614

NON-CASH INVESTING ACTIVITIES:
Non-compete agreements with Chairman of the Board in exchange for
     future payments..............................................................                   $    856

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

         In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 2003.

         Certain reclassifications have been made to the Financial Statements for 2003 to conform to the classifications used in 2004.

B.       COMPREHENSIVE INCOME

         Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $4.9 million and $4.8 million for the quarter ended March 27, 2004 and March 29, 2003, respectively.

C.       EARNINGS PER COMMON SHARE

         A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                            Three Months Ended 03/27/04            Three Months Ended 03/29/03
                                         ---------------------------------      ----------------------------------
                                                                     Per                                     Per
                                            Income       Shares     Share          Income       Shares      Share
                                         (Numerator)  (Denominator) Amount      (Numerator)  (Denominator)  Amount
                                         -----------  ------------- ------      -----------  -------------  ------
         NET EARNINGS..................     $5,567                                 $4,500

         EPS - BASIC
         Income available to
           common stockholders.........      5,567       17,961     $0.31           4,500       17,729      $0.25
                                                                    =====                                   =====

         EFFECT OF DILUTIVE SECURITIES
         Options.......................                     748                                    523
                                                         ------                                 ------

         EPS - DILUTED
         Income available to
           common stockholders and
           assumed options
           exercised...................     $5,567       18,709     $0.30          $4,500       18,252      $0.25
                                            ======       ======     =====          ======       ======      =====

         The shares used to calculate EPS - Basic include 180,850 shares issued to a rabbi trust and phantom stock associated with our deferred compensation plans.

         Options to purchase 20,000 shares of common stock at exercise prices ranging from $35.75 to $36.01 were outstanding at March 27, 2004, but were not included in the computation of diluted EPS for the quarter. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

         Options to purchase 918,109 shares of common stock at exercise prices ranging from $18.25 to $36.01 were outstanding at March 29, 2003, but were not included in the computation of diluted EPS for the quarter. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.       SALE OF ACCOUNTS RECEIVABLE

         During the first quarter, we sold specific accounts receivable totaling $24.5 million with an Agreed Base Value of approximately $22.6 million, which was received in cash. Approximately $1.8 million was recorded as a retained interest and approximately $126,000 was recognized as an expense. During the first quarter, we recognized servicing income totaling approximately $27,000 related to these transactions. On March 27, 2004, factored receivables and retained interest totaled $7.0 million and $0.5 million, respectively. These transactions terminated March 31, 2004. The master agreement expires September 25, 2004.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

E.       GOODWILL AND OTHER INTANGIBLE ASSETS

         On March 27, 2004, non-compete assets totaled $7.9 million with accumulated amortization totaling $3.3 million, and licensing agreements totaled $2.9 million with accumulated amortization totaling $1.1 million. On March 29, 2003, non-compete assets totaled $5.6 million with accumulated amortization totaling $2.2 million, and licensing agreements totaled $2.2 million with accumulated amortization totaling $0.5 million.

         Estimated amortization expense for intangible assets as of March 27, 2004 for each of the five succeeding fiscal years is as follows (in thousands):

         2004...............................   $1,225
         2005...............................    1,478
         2006...............................    1,302
         2007...............................      788
         2008...............................      486
         Thereafter.........................    1,102

         The changes in the net carrying amount of goodwill for the three months ended March 27, 2004 and March 29, 2003 are as follows (in thousands):

         Balance as of December 27, 2003................................    $125,028
         Sale of Nascor interest........................................      (2,169)
         Final purchase price allocation and other, net.................        (401)
                                                                            --------
         Balance as of March 27, 2004...................................    $122,458
                                                                            ========

         Balance as of December 28, 2002................................    $126,299
         Foreign currency translation effects and other, net............         321
                                                                            --------
         Balance as of March 29, 2003...................................    $126,620
                                                                            ========

F.       BUSINESS COMBINATIONS AND ASSET PURCHASES

         On March 15, 2004, one of our subsidiaries acquired the assets of Slaughter Industries, owned by International Paper Company ("Slaughter"), a site-built construction facility located in Dallas, TX. The purchase price was approximately $3.9 million, allocating $3.9 million to the fair value of tangible net assets. Slaughter had net sales in fiscal 2003 totaling approximately $48 million.

         On January 30, 2004, one of our subsidiaries acquired the assets of Midwest Building Systems, Inc. ("Midwest"), a site-built construction facility located in Indianapolis, IN. The

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

         purchase price was approximately $1.5 million, allocating $1.5 million to the fair value of tangible net assets. Midwest had net sales in fiscal 2003 totaling approximately $7 million.

         On August 28, 2003, one of our subsidiaries acquired 50% of the assets of D&L Framing, LLC ("D&L"), a framing operation for multi-family construction located in Las Vegas, NV. The purchase price was approximately $0.6 million which was primarily allocated to goodwill. D&L had net sales in fiscal 2002 totaling approximately $8 million.

         On August 26, 2003, one of our subsidiaries entered into an agreement with Quality Wood Treating Co., Inc. ("Quality") to cancel the treating services agreement completed on November 4, 2002 and purchase plants located in Lansing, MI and Janesville, WI and the equipment of a plant located in White Bear Lake, MN. The total purchase price for these assets was $5.1 million. In addition, another subsidiary entered into a capital lease for the real estate of the White Bear Lake, MN plant totaling $2.1 million.

         On June 4, 2003, one of our subsidiaries acquired 75% of the assets of Norpac Construction LLC ("Norpac"), a concrete framer for multi-family construction located in Las Vegas, NV. The purchase price was approximately $0.2 million, allocating $0.2 million to the fair value of tangible net assets. Norpac had net sales in fiscal 2002 totaling approximately $1.5 million.

         Acquisitions completed in 2003 and 2004 were not significant to our operating results individually nor in aggregate, and thus pro forma results are not presented.

G.       EMPLOYEE STOCK NOTES RECEIVABLE

         Employee stock notes receivable represents notes issued to us by certain employees and officers to finance the purchase of our common stock. Directors and executive officers (including equivalent positions) do not, and are not allowed to, participate in this program.

H.       STOCK-BASED COMPENSATION

         As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the first quarter of 2004 and 2003 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                                                Three Months Ended
                                                            -------------------------
                                                             March 27,      March 29,
                                                               2004           2003
                                                            ----------     ----------
         Net Earnings:

           As reported...................................   $    5,567     $    4,500
           Deduct: compensation expense
              - fair value method........................         (440)          (452)
                                                            ----------     ----------
           Pro Forma.....................................   $    5,127     $    4,048
                                                            ==========     ==========

         EPS - Basic:
           As reported...................................   $     0.31     $     0.25
           Pro forma.....................................   $     0.29     $     0.23
         EPS - Diluted:
           As reported...................................   $     0.30     $     0.25
           Pro forma.....................................   $     0.28     $     0.23

I.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

         We are insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Insurance reserves, calculated primarily with no discount rate, have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Schertz, TX; and Janesville, WI wood preservation facilities. In addition, a small reserve was established for our Thornton, CA property to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

         Including amounts from the captive insurance company, we have reserved amounts totaling approximately $1.9 million and $2.0 million on March 27, 2004 and March 29, 2003, respectively, representing the estimated costs to complete remediation efforts.

         The manufacturers of CCA preservative agreed to voluntarily discontinue the registration of CCA for certain residential applications as of December 31, 2003. As a result, 21 of our 24 wood preservation facilities were converted to an alternate preservative, ACQ, in the third and fourth quarters of 2003. The remaining facilities were converted to either ACQ or borates during January 2004.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

         In November 2003, the EPA published its report on the risks associated with the use of CCA in children's playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The EPA did refer a question on the use of sealants to a scientific advisory panel, which has not yet issued its report.

         The results of the EPA study are consistent with a prior Consumer Products Safety Commission (CPSC) study which reached a similar conclusion.

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

         We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida, Louisiana, Texas, Illinois and New Jersey. The Florida claim was denied class action status, and is presently under appeal. We had previously been dismissed as a defendant from the Louisiana litigation, and this case was denied class action status in March 2004. The remaining complaints do not allege personal injury or property damage. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs.

         We believe the remaining claims are unsubstantiated by current facts and therefore have not accrued for any potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change. To the extent we are required to defend these actions, we intend to do so vigorously.

         In addition, on March 27, 2004, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

         On March 27, 2004, we had outstanding purchase commitments on capital projects of approximately $5.8 million.

         We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

         In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of March 27, 2004, we had approximately $28.4 million in outstanding performance bonds which expire during the next three to eighteen months.

         We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is less than $800,000.

         Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as servicer, will remit collections on receivables sold to the bank. (See Note D, "Sale of Accounts Receivable.")

         On March 27, 2004, we had outstanding letters of credit totaling $32.1 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.

         In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $13.8 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

         We did not enter into any new guarantee arrangements during the first quarter of 2004 which would require us to recognize a liability on our balance sheet.

J.       SALE OF OPERATIONS

         In January 2004, we sold our 60% ownership in Nascor Incorporated, a Calgary, Alberta-based manufacturer of engineered wood components and licensor of I-joist manufacturing technology. The total sales price we collected was $4.7 million and we recorded a pre-tax accounting loss of approximately $193,000.

         In addition, we sold a plant in Bend, OR and recognized a pre-tax gain of approximately $562,000 on the sale.

         We incurred income taxes associated with these transactions totaling approximately $460,000.

K.       SUBSEQUENT EVENT

         On April 2, 2004, one of our subsidiaries acquired a 50% interest in Shawnlee Construction, LLC ("Shawnlee"), a framing operation for multi-family construction located in Plainville, MA. The purchase price was approximately $4.8 million. Shawnlee had net sales in fiscal 2003 totaling approximately $20 million. We anticipate consolidating this entity, including a respective minority interest.

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

                                    OVERVIEW

We are pleased to report strong results for the first quarter of 2004, which was highlighted by:

- Our strong sales growth in all markets as we increased our share in each. We also benefitted from a solid housing market.

- Our increase in shipments to the manufactured housing market. While HUD code industry production reports year-after-year declines, we continue to increase our shipments to modular producers.

_ Higher lumber prices which elevated our sales dollars and required a greater investment in working capital.

-        An improvement in our working capital position throughout the quarter.
         We reduced our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) from 62 days last year to 48 days in the first quarter of 2004.

- Enhanced profitability in spite of the challenges of working with a new chemical (ACQ) in our wood preservation facilities and the poor performance of one of our joint venture framing operations in the Southwest. The 24% increase in net earnings we achieved for the quarter surpassed our 13% increase in unit sales.

We also made the following accomplishments, as our people remain focused on executing our growth strategy:

- We completed the sale of our interest in Nascor Incorporated and one of our small plants in Bend, OR, as we continue to stay focused on investing our resources in areas that help us best achieve our goals.

- We acquired plants in Indianapolis, IN and Dallas, TX during the first quarter. These plants are manufacturing engineered wood components and distributing other building materials for site-built construction.

- We acquired a 50% interest in Shawnlee Construction LLC ("Shawnlee") on April 2, 2004. Shawnlee is the largest framer for the multi-family construction market in the Massachusetts area. This acquisition allows us to capitalize on customer requests for turnkey construction packages by supplying framing labor through Shawnlee and engineered wood components from our existing plants in the Northeast.

In summary, we remain optimistic about the future of our business, markets and strategies, and our employees remain focused on adding value for our customers, executing our strategies and meeting our goals.

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

The manufactured housing industry still suffers from difficult market conditions, including repossessions and tight credit conditions. Significant lenders who previously provided financing to consumers of these products and industry participants have either restricted credit or exited the market. While new lenders have announced intentions to enter this market, a continued shortage of financing to this industry could adversely affect our operating results.

Our ability to achieve growth in sales and margins to the site-built construction market is somewhat dependent on housing starts. If housing starts decline significantly, our financial results could be negatively impacted.

We are witnessing consolidation by our customers in each of the markets we serve. These consolidations will result in a larger portion of our sales being made to some customers and may limit the customer base we are able to serve.

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 23% of our total sales in the first three months of 2004, down from 27% for the first quarter of 2003.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase the financial cost to us. Several states have proposed legislation to limit the uses of CCA treated lumber. (See Note I, "Commitments, Contingencies and Guarantees.")

SEASONALITY AND WEATHER CONDITIONS COULD ADVERSELY AFFECT US. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine ("SYP"), also experience the greatest Lumber Market risk (see "Historical Lumber Prices"). Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.) Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, consignment inventory programs are negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sell price to the customer. These programs include those materials which are most susceptible to adverse changes in the Lumber Market. Vendor programs also allow us to carry a lower investment in inventories.

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

WE CONVERTED TO A NEW PRESERVATIVE TO TREAT OUR PRODUCTS IN THE THIRD AND FOURTH QUARTERS OF 2003. The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, 21 of our 24 wood preservation facilities were converted to an alternate preservative, ACQ, in the third and fourth quarters of 2003. The remaining facilities were converted to either ACQ or borates during January 2004. The cost of ACQ is more than four times higher than the cost of CCA. We coordinated with our chemical suppliers and conducted extensive training with our plants to achieve the quality and chemical efficiency standards necessary to maintain profitability and customer satisfaction. In addition, we estimate the new preservative will increase the cost and sales price of our treated products by approximately 10% to 15%. While we believe treated products will be reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. (See Note I, "Commitments, Contingencies and Guarantees.")

CURRENTLY, MARKET CONDITIONS FOR THE SUPPLY OF CERTAIN LUMBER PRODUCTS AND INBOUND TRANSPORTATION ARE TIGHT. These conditions, which occur on occasion, have resulted in difficulties procuring desired quantities and receiving orders on a timely basis for all industry participants. We are not certain how these conditions may impact our short-term sales volumes and profitability. However, we attempt to mitigate the risks these conditions present by:

- Our pricing practices (see "Impact of the Lumber Market on Our Operating Results");

- Leveraging our size with mill and transportation suppliers to ensure they achieve supply and service requirements;

-        Increasing our utilization of consigned inventory programs with mills;
         and

-        Expanding our supply base of dedicated carriers.

When analyzing this report to assess our future performance, please recognize the potential impact of the various factors set forth above.

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the three months ended March 27, 2004 and March 29, 2003:

                                      Random Lengths Composite
                                           Average $/MBF
                                      ------------------------
                                         2004          2003
                                      ----------    ----------
January............................     $  341        $  278
February...........................        376           295
March..............................        382           277

First quarter average..............     $  366        $  283

First quarter percentage
 increase from 2003................       29.3%

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                                         Random Lengths SYP
                                           Average $/MBF
                                         ------------------
                                           2004      2003
                                         --------  --------
January............................       $  410    $  387
February...........................          436       394
March..............................          487       392

First quarter average..............       $  444    $  391

First quarter percentage
 increase from 2003................         13.6%

              IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.

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

- Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time periods and quantity limitations generally allow us to reprice our products for changes in lumber costs from our suppliers.

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

Changes in the trend of lumber prices have their greatest impact on the following products:

- Products that have significant inventory levels with low turnover rates, such as treated lumber, which comprises almost twenty-five percent of our total sales. In other words, the longer the period of time that products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate this risk through certain vendor supply programs. (See "Risk Factors - Seasonality and weather conditions could adversely affect us" section.)

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

- Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices.

In addition to the impact of the Lumber Market trends on gross margins, changes in the level of the market cause fluctuations in gross margins when comparing operating results from period to period. This is explained in the following example, which assumes the price of lumber has increased from period one to period two, with no changes in the trend within each period.

                                                    Period 1    Period 2
                                                    --------    --------
Lumber cost....................................     $  300      $  400
Conversion cost................................         50          50
= Product cost.................................        350         450
Adder..........................................         50          50
= Sell price...................................        400         500
Gross margin...................................       12.5%       10.0%

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margins. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.

                    BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed the following business combinations and asset acquisitions in fiscal 2004 and fiscal 2003, which were accounted for using the purchase method. (See Note F, "Business Combinations and Asset Purchases.")

    Company Name                         Acquisition Date                    Business Description
-------------------                      ----------------                    --------------------
Slaughter Industries                     March 15, 2004           Distributes lumber products and manufactures
                                                                  engineered wood components for site-built
                                                                  construction.  Located in Dallas, TX.

Midwest Building Systems, Inc.           January 30, 2004         Manufacturer of engineered wood components for
                                                                  site-built construction.  Located in
                                                                  Indianapolis, IN.

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

D&L Framing, LLC                         August 28, 2003          Framing operation for multi-family construction
                                                                  located in Las Vegas, NV.

Quality Wood Treating Co., Inc.          August 26, 2003          Two treating facilities in Lansing, MI and
                                                                  Janesville, WI and real estate lease of a third
                                                                  treating facility in White Bear Lake, MN.

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

                                                    For the Three Months Ended
                                                   ----------------------------
                                                   March 27,          March 29,
                                                     2004               2003
                                                    -----              -----
Net sales....................................       100.0%             100.0%
Cost of goods sold...........................        87.9               85.4
                                                    -----              -----

Gross profit.................................        12.1               14.6
Selling, general, and
  administrative expenses....................         9.4               11.3
                                                    -----              -----

Earnings from operations.....................         2.7                3.3

Interest, net................................         0.8                1.1
Gain on sale of operations...................        (0.1)               0.0
                                                    -----              -----
                                                      0.7                1.1
                                                    -----              -----
Earnings before income taxes
 and minority interest.......................         2.0                2.2
Income taxes.................................         0.8                0.8
                                                    -----              -----

Earnings before minority interest............         1.2                1.4
Minority interest............................        (0.0)              (0.1)
                                                    -----              -----
Net earnings.................................         1.2%               1.3%
                                                    =====              =====

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

NET SALES

We engineer, manufacture, treat, distribute and install lumber, composite, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Our strategic sales objectives include:

- Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood components and framing services to the site-built construction market. Engineered wood components include roof trusses, wall panels and floor systems.

- Increasing sales of "value-added" products. Value-added product sales consist of fencing, decking, lattice and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and "wood alternative" products. Wood alternative products consist primarily of composite wood and plastics. One of our goals is to achieve a ratio of value-added sales to total sales of at least 50%. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

-        Maximizing profitable top-line sales growth.

The following table presents, for the periods indicated, our net sales (in thousands) and change in net sales by market classification.

                                   For the Three Months Ended
                                  -----------------------------
                                  March 27,     %     March 29,
    Market Classification          2004      Change     2003
    ---------------------         ---------  ------   ---------
DIY/Retail...................     $178,884    14.5     $156,220
Site-Built Construction......      114,843    49.1       77,016
Manufactured Housing.........       76,975    35.0       57,033
Industrial and Other.........       94,963    45.3       65,350
                                  --------             --------
Total........................     $465,665             $355,619
                                  ========             ========

Note: In the first quarter of 2004, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

Net sales in the first quarter of 2004 increased 31% compared to the first quarter of 2003 resulting from an estimated increase in units shipped of approximately 13%, while overall selling prices increased by 18%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices") and higher preservative prices (ACQ). We estimate that our unit sales increased

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

by 4% as a result of business acquisitions and new plants and our unit sales out of existing facilities increased by 9% in the first quarter of 2004.

DIY/Retail:

Net sales to the DIY/retail market increased 15% in the first quarter of 2004 compared to 2003, primarily due to the higher Lumber Market and preservative prices. Our unit sales were flat comparing the two periods.

Site-Built Construction:

Net sales to the site-built construction market increased 49% in the first quarter of 2004 compared to 2003, despite the sale of our interest in Nascor Incorporated. This increase resulted from acquisitions completed after March 29, 2003, and organic sales growth out of existing plants totaling approximately 22% for the quarter. In addition, we estimate the Lumber Market caused our selling prices to increase 14% this quarter.

Manufactured Housing:

Net sales to the manufactured housing market increased 35% in the first quarter of 2004 compared to the same period of 2003. This increase resulted primarily from an estimated 23% increase in selling prices due to the higher Lumber Market combined with a 12% increase in units shipped. Although industry production for HUD code homes was down approximately 13% for the quarter, we have increased our shipments to producers of modular homes.

Industrial and Other:

Net sales to the industrial and other market increased 45% in the first quarter of 2004 compared to the same period of 2003. This increase resulted from a combination of unit sales increases out of several existing facilities and higher selling prices due to the Lumber Market.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                         UNIVERSAL FOREST PRODUCTS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED

                                                 Three Months Ended
                                             ---------------------------
                                             March 27,         March 29,
                                               2004              2003
                                             ---------         ---------
Value-Added.......................             52.5%              55.2%
Commodity-Based...................             47.5%              44.8%

Value-added sales increased 25% in the first quarter of 2004 compared to 2003, primarily due to increased sales of EverX (composite decking), engineered wood components, industrial packaging products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 39% during the first quarter of 2004 primarily due to the higher Lumber Market, higher preservative prices and a 10% increase in unit sales.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased in the first quarter of 2004 compared to the same period of 2003. During the first quarter of 2004, the Lumber Market was substantially higher than the prior year. Generally, a higher Lumber Market results in a decrease in our gross margin. (See "Impact of the Lumber Market on our Operating Results.") We attempt to price certain products to earn a fixed profit per unit, so in a period of higher lumber prices, our gross margin will decline. Therefore, a more meaningful analysis of profitability is a comparison of the change in gross profit dollars compared to our change in units shipped. Our gross profit dollars increased by almost 9% this quarter, while units shipped increased by 13%. This shortfall was entirely due to the poor operating results of a joint venture framing operation in the Southwest, of which we own 50%, which caused a $2.4 million decline in our gross profit. The framing operation's unfavorable results were primarily attributable to various management issues, such as bidding practices and lumber market risk management. We believe we have taken appropriate actions to correct these issues, including personnel changes. We do not presently believe this venture will have a material adverse effect on our future operating results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 9.4% in the first quarter of 2004 compared to 11.3% in the same period of 2003 primarily due to the impact of the Lumber Market on our selling prices. SG&A expenses increased by 9.3% in the first quarter of 2004 compared to the same period of 2003, which compares favorably with our 13% increase in unit sales. The dollar increase in our selling, general, and administrative expenses was primarily due to acquisitions and new operations, combined with higher compensation costs resulting from greater headcount to support growth in our business and an increase in insurance and legal costs.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

INTEREST, NET

Net interest costs decreased in the first quarter of 2004 compared to the same period of 2003. This decrease was due to a lower average debt balance.

GAIN ON SALE OF OPERATIONS

During the first quarter of 2004, we sold our interest in Nascor Incorporated and recognized a loss of $0.2 million on the sale. Additionally, we sold a small plant in Bend, OR, and recognized a gain of $0.6 million on the sale.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 39.0% in the first quarter of 2004 compared to 35.4% in the same period of 2003. This increase was primarily a result of the tax incurred on the sale of our interest in Nascor Incorporated.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

                         LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

                                                               March 27,           March 29,
                                                                 2004                2003
                                                               --------            --------
Cash from operating activities..............................   ($70,354)           ($56,967)
Cash from investing activities..............................     (7,058)             (9,621)
Cash from financing activities..............................     82,034              60,560
                                                                -------             -------
Net change in cash and cash equivalents.....................      4,622              (6,028)
Cash and cash equivalents, beginning of period..............     17,430              17,534
                                                                -------             -------
Cash and cash equivalents, end of period....................    $22,052             $11,506
                                                                =======             =======

In general, we financed our growth in the past through a combination of operating cash flows, our revolving credit facility ("revolver"), industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. Historically, we

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to operating cash flow. We believe this is one of the many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. We experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 29, 2003 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 48 days in the first quarter of 2004 from 62 days in the first quarter of 2003, primarily due to a decrease in our days supply of inventory and an extension on our payables cycle.

Cash flows used for operating activities increased in the first three months of 2004 compared to the same period of 2003 by approximately $13 million due to a greater investment in working capital resulting from higher unit sales and the higher Lumber Market.

Cash used for investing activities declined by $2.6 million in the first three months of 2004 compared to the same period of 2003. Capital expenditures decreased to $7.3 million in the first three months of 2004 compared to $9.8 million in the same period of 2003 as a result of several expansionary projects that were completed earlier in 2003. We expect to spend approximately $38 million on capital expenditures in 2004, which includes outstanding purchase commitments on capital projects totaling approximately $5.8 million on March 27, 2004. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flow and availability under our revolver.

In addition, we spent approximately $5.4 million on business acquisitions during the quarter and collected $4.7 million from the sale of our interest in Nascor Incorporated.

Cash provided by financing activities increased $21 million in the first three months of 2004 compared to the same period of 2003, due to increased borrowings under our revolver resulting from greater working capital requirements (see operating cash flows discussed above).

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Additionally, we spent approximately $0.1 million to repurchase 3,638 shares of our common stock in the first three months of 2004. We have authorization from the Board of Directors to purchase an additional 1.5 million shares.

On March 27, 2004, we had $108 million outstanding on our $200 million revolver. The revolver supports letters of credit totaling approximately $29.7 million on March 27, 2004. Financial covenants on our revolver and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test, a minimum fixed charge coverage test, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within our requirements at March 27, 2004.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Consolidated Condensed Financial Statements, Footnote I, "Commitments, Contingencies, and Guarantees."

                          CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 27, 2003.

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of a revolver and industrial development revenue bonds. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) as of March 27, 2004, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with our filing of this first quarter report on Form 10-Q for the quarterly period ended March 27, 2004.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(a)      None.

(b)      None.

(c) Sales of equity securities in the first quarter not registered under the Securities Act.

                             Date of     Class of      Number                       Consideration
                              Sale        Stock      of Shares      Purchasers        Exchanged
                            --------     --------    ---------   ----------------   -------------
Stock Gift Program          Various       Common         580     Eligible persons     None

Directors Stock
Grant Program               01/05/04      Common       2,300     Directors            Directors'
                                                                                      Services

(d)      None.

(e)      Issuer purchases of equity securities.

         Fiscal Month                                   (a)         (b)       (c)         (d)
         ------------                                  -----      ------     -----    -----------
         December 28, 2003 - January 31, 2004......    3,199      $32.40     3,199      1,551,438
         February 1 - 28, 2004.....................                                     1,551,438
         February 29 - March 27, 2004..............      439       29.77       439      1,550,999

         (a) Total number of shares purchased.

         (b) Average price paid per share.

         (c) Total number of shares purchased as part of publicly announced plans or programs.

         (d) Maximum number of shares that may yet be purchased under the plans or programs.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 5. Other Information.

In the first quarter of 2004, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $270,000 for 2004.

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

(b) During the first quarter, we filed a report on Form 8-K dated April 13, 2004, to report the issuance of a press release announcing our financial results for the first quarter ended March 27, 2004 under Item 7.

                         UNIVERSAL FOREST PRODUCTS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIVERSAL FOREST PRODUCTS, INC.

Date: April 23, 2004                     By:/s/ William G. Currie
                                            ------------------------------------
                                            William G. Currie
                                         Its:  Vice Chairman of the Board and
                                               Chief Executive Officer

Date: April 23, 2004                     By:/s/ Michael R. Cole
                                            ------------------------------------
                                            Michael R. Cole
                                         Its: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------                                -----------
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