Form 10-K/A
period 2003-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 2004-07-23
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 27, 2003.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______to______ .

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

                       Exhibit Index located on page E-1.
                                   Page 1 of 4

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Form 10-K Annual Report is to file a corrected Exhibit 13 (Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 2003). The printed Consolidated Financial Statements delivered to shareholders as part of the annual report were correct. However, the Form 10-K filed with the Securities and Exchange Commission via EDGAR contained inadvertent errors in certain of the Notes to Consolidated Financial Statements. The purpose of this Amendment No. 1 is to file a corrected Exhibit 13. The errors in the Notes to Consolidated Financial Statements that were corrected are:

1. In the last sentence of the last paragraph of Note A, "consolidated balance statements" has been corrected to read "consolidated financial statements".

2. Corrections to include comparative 2002 information were made to Note C. Goodwill and Other Intangible Assets.

3.    Corrections were made to Note N. Commitments, Contingencies and
      Guarantees.

4. Corrections were made to Note P. Quarterly Financial Information to correct the net sales line of the table because certain information was shifted over one column in the original filing.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 23, 2004          UNIVERSAL FOREST PRODUCTS, INC.



                               By: /s/ William G. Currie
                                   -----------------------------------
                                   William G. Currie, Vice Chairman of the Board and Chief Executive Officer


                               and


                                   /s/ Michael R. Cole
                                   -----------------------------------
                                   Michael R. Cole, Chief Financial Officer and
                                   Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of July, 2004, by the following persons on behalf of us and in the capacities indicated.



/s/ Peter F. Secchia*                    /s/ William G. Currie
----------------------------             ----------------------------
PETER F. SECCHIA, DIRECTOR               WILLIAM G. CURRIE, DIRECTOR



/s/ Dan M. Dutton*                       /s/ John M. Engler*
----------------------------             ----------------------------
DAN M. DUTTON, DIRECTOR                  JOHN M. ENGLER, DIRECTOR



/s/ John W. Garside*                     /s/ Gary F. Goode*
----------------------------             ----------------------------
JOHN W. GARSIDE, DIRECTOR                GARY F. GOODE, DIRECTOR



/s/ Philip M. Novell*                    /s/ Louis A. Smith*
----------------------------             ----------------------------
PHILIP M. NOVELL, DIRECTOR               LOUIS A. SMITH, DIRECTOR



*By: /s/ Michael R. Cole
     ----------------------------
         Michael R. Cole
         Attorney-in-Fact

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

     (a)(3) Consulting Agreement with Peter F. Secchia, dated December 31, 2002, and Assignment dated January 1, 2003 was filed as Exhibit 10(a)(3) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

     (a)(4) Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002 was filed as Exhibit 10(a)(4) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

     (a)(5) Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

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

     (e)(1) Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

     (e)(2) Form of Officers' Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

     (f) Salaried Employee Bonus Plan was filed as Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

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

21*  Subsidiaries of the Registrant.

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


-------------------
*  Previously filed