Form 10-Q
period 2004-06-26
UNIVERSAL FOREST PRODUCTS INC
filed 2004-07-23
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                        Outstanding as of June 26, 2004
   --------------------------             -------------------------------
   Common stock, no par value                        17,886,770

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I.      FINANCIAL INFORMATION.

     Item 1. Financial Statements.

             Consolidated Condensed Balance Sheets at June 26, 2004,
                 December 27, 2003, and June 28, 2003.                           3-4

             Consolidated Condensed Statements of Earnings for the Three and
                 Six Months Ended June 26, 2004 and June 28, 2003.                5

             Consolidated Condensed Statements of Cash Flows for the Six
                 Months Ended June 26, 2004 and June 28, 2003.                   6-7

             Notes to Consolidated Condensed Financial Statements.               8-17

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                           18-33

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.         34

     Item 4. Controls and Procedures.                                            35

PART II.     OTHER INFORMATION.

     Item 1. Legal Proceedings - NONE.

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                 Equity Securities.                                              36

     Item 3. Defaults Upon Senior Securities - NONE.

     Item 4. Submission of Matters to a Vote of Security Holders.                37

     Item 5. Other Information.                                                  37

     Item 6. Exhibits and Reports on Form 8-K.                                   38

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)

                                                                               June 26,    December 27,    June 28,
                                                                                 2004         2003           2003
                                                                              ---------    ------------    --------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................................    $  25,080      $ 17,430      $ 20,574
     Accounts receivable (net of allowances of $3,119, $1,891
          and $3,123) ....................................................      246,850       137,660       200,033
     Inventories:
          Raw materials ..................................................      123,411        83,064        78,071
          Finished goods .................................................      104,044        86,497        88,671
                                                                              ---------      --------      --------
                                                                                227,455       169,561       166,742
     Insurance receivable ................................................        3,143
     Other current assets ................................................        8,666         9,836         5,424
                                                                              ---------      --------      --------
              TOTAL CURRENT ASSETS .......................................      511,194       334,487       392,773

OTHER ASSETS .............................................................        6,974         6,421         6,401
GOODWILL .................................................................      126,775       125,028       124,395
NON-COMPETE AND LICENSING AGREEMENTS (net of
     accumulated amortization of $4,821, $4,003 and $3,331) ..............        5,973         6,791         7,463

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment .......................................      363,557       361,368       347,685
     Accumulated depreciation and amortization ...........................     (155,415)     (147,164)     (136,408)
                                                                              ---------      --------      --------
              PROPERTY, PLANT AND EQUIPMENT, NET .........................      208,142       214,204       211,277
                                                                              ---------      --------      --------
TOTAL ASSETS  ............................................................    $ 859,058      $686,931      $742,309
                                                                              =========      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt .....................................................                   $  1,726      $  1,679
     Accounts payable ....................................................    $ 134,739        81,687       110,001
     Accrued liabilities:
          Compensation and benefits ......................................       45,476        47,150        36,488
          Other ..........................................................       25,941         6,723        15,913
     Current portion of long-term debt and capital lease obligations .....          498         6,411         6,271
                                                                              ---------      --------      --------
              TOTAL CURRENT LIABILITIES ..................................      206,654       143,697       170,352

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion ................................................      287,387       205,049       255,975
DEFERRED INCOME TAXES ....................................................       16,423        15,984        12,656
MINORITY INTEREST ........................................................        7,541         7,780         7,818
OTHER LIABILITIES ........................................................        9,353         9,317         9,345
                                                                              ---------      --------      --------
              TOTAL LIABILITIES ..........................................      527,358       381,827       456,146

                         UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                          June 26,    December 27,    June 28,
                                                                            2004         2003           2003
                                                                         ---------    ------------    --------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 17,886,770, 17,777,631 and 17,702,255\.......    $  17,887      $ 17,778      $ 17,702
     Additional paid-in capital......................................       86,744        84,610        83,358
     Deferred stock compensation.....................................        3,253         2,447         2,352
     Retained earnings...............................................      225,046       200,745       183,178
     Accumulated other comprehensive earnings........................          406         1,396         1,627
                                                                         ---------      --------      --------
                                                                           333,336       306,976       288,217
     Employee stock notes receivable.................................       (1,636)       (1,872)       (2,054)
                                                                         ---------      --------      --------
          TOTAL SHAREHOLDERS' EQUITY.................................      331,700       305,104       286,163
                                                                         ---------      --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................    $ 859,058      $686,931      $742,309
                                                                         =========      ========      ========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)

                                                               Three Months Ended             Six Months Ended
                                                           --------------------------    --------------------------
                                                             June 26,       June 28,       June 26,      June 28,
                                                               2004           2003           2004          2003
                                                           -----------    -----------    -----------    -----------
NET SALES ..............................................   $   742,568    $   552,463    $ 1,208,233    $   908,082

COST OF GOODS SOLD .....................................       649,747        473,721      1,059,051        777,536
                                                           -----------    -----------    -----------    -----------

GROSS PROFIT ...........................................        92,821         78,742        149,182        130,546

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ..........................................        56,082         46,697        100,011         86,885
                                                           -----------    -----------    -----------    -----------

EARNINGS FROM OPERATIONS ...............................        36,739         32,045         49,171         43,661

OTHER EXPENSE (INCOME):
     Interest expense ..................................         3,869          3,958          7,411          7,745
     Interest income ...................................          (102)           (84)          (185)          (131)
     Net gain on sale of real estate and interest in
       subsidiary ......................................          (575)                         (944)
                                                           -----------    -----------    -----------    -----------
                                                                 3,192          3,874          6,282          7,614
                                                           -----------    -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST .................................        33,547         28,171         42,889         36,047

INCOME TAXES ...........................................        12,645         10,458         16,289         13,249
                                                           -----------    -----------    -----------    -----------

EARNINGS BEFORE MINORITY INTEREST ......................        20,902         17,713         26,600         22,798

MINORITY INTEREST ......................................        (1,146)          (551)        (1,277)        (1,136)
                                                           -----------    -----------    -----------    -----------
NET EARNINGS  ..........................................   $    19,756    $    17,162    $    25,323    $    21,662
                                                           ===========    ===========    ===========    ===========

EARNINGS PER SHARE - BASIC .............................   $      1.09    $      0.97    $      1.41    $      1.22

EARNINGS PER SHARE - DILUTED ...........................   $      1.06    $      0.94    $      1.35    $      1.19

WEIGHTED AVERAGE SHARES OUTSTANDING ....................        18,050         17,741         17,994         17,735

WEIGHTED AVERAGE SHARES OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS ........................        18,702         18,193         18,694         18,222

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)

                                                                                      Six Months Ended
                                                                                   ----------------------
                                                                                    June 26,     June 28,
                                                                                      2004         2003
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ...................................................................   $  25,323    $  21,662
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation ..............................................................      13,408       12,202
     Amortization of intangibles ...............................................         940        1,033
     Deferred income taxes .....................................................         366       (1,438)
     Minority interest .........................................................       1,277        1,136
     Loss on sale of interest in subsidiary ....................................         193
     Net (gain) loss on sale or impairment of property, plant, and equipment....        (730)         640
     Changes in:
       Accounts receivable .....................................................    (110,873)     (94,237)
       Inventories .............................................................     (56,963)        (736)
       Accounts payable ........................................................      54,711       52,039
       Accrued liabilities and other ...........................................      19,535       10,974
                                                                                   ---------    ---------
     NET CASH FROM OPERATING ACTIVITIES ........................................     (52,813)       3,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment ......................................     (16,607)     (20,689)
Purchase of licensing agreement ................................................                     (150)
Acquisitions, net of cash received .............................................     (10,075)        (187)
Proceeds from sale of interest in subsidiary ...................................       4,679
Proceeds from sale of property, plant and equipment ............................       3,287        1,147
Other assets, net ..............................................................       1,678        1,961
                                                                                   ---------    ---------
     NET CASH FROM INVESTING ACTIVITIES ........................................     (17,038)     (17,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt and long-term revolving credit facilities.....      83,062       26,437
Repayment of long-term debt ....................................................      (6,117)      (6,167)
Proceeds from issuance of common stock .........................................       1,828          873
Distributions to minority shareholder ..........................................        (125)        (633)
Dividends paid to shareholders .................................................        (897)        (798)
Repurchase of common stock .....................................................        (129)      (2,029)
Other ..........................................................................        (121)
                                                                                   ---------    ---------
     NET CASH FROM FINANCING ACTIVITIES ........................................      77,501       17,683
                                                                                   ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ........................................       7,650        3,040

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................      17,430       17,534
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  25,080    $  20,574
                                                                                   =========    =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ..................................................................   $   7,423    $   7,610
     Income taxes ..............................................................       1,004        1,428

                         UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - CONTINUED

                                                                                      Six Months Ended
                                                                                   ----------------------
                                                                                    June 26,     June 28,
                                                                                      2004         2003
                                                                                   ---------    ---------
NON-CASH INVESTING ACTIVITIES:
Note receivable exchanged for management fees to former subsidiary..............   $     520
Insurance receivable in exchange for property, plant and equipment destroyed
   in fire......................................................................       3,143
Stock exchanged for employee stock notes receivable.............................           6    $     887
Non-compete agreements with Chairman of the Board in exchange for
     future payments............................................................                      856

NON-CASH FINANCING ACTIVITIES:
Common stock issued to trust under deferred compensation plan...................   $     716    $     647
Common stock issued under stock gift plan.......................................          30           24
Common stock issued under directors' stock grant plan...........................          75          132

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

      In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K, as amended, for the fiscal year ended December 27, 2003.

      Certain reclassifications have been made to the Financial Statements for 2003 to conform to the classifications used in 2004.

B.    COMPREHENSIVE INCOME

      Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $19.5 million and $18.2 million for the quarter ended June 26, 2004 and June 28, 2003, respectively. During the six months ended June 26, 2004 and June 28, 2003, comprehensive income was approximately $24.3 million and $23.0 million, respectively.

C.    EARNINGS PER COMMON SHARE

      A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                        Three Months Ended 06/26/04           Three Months Ended 06/28/03
                                --------------------------------------    -----------------------------------
                                                                 Per                                    Per
                                   Income          Shares       Share       Income        Shares       Share
                                (Numerator)    (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                -----------    -------------    ------    -----------  -------------   ------
NET EARNINGS ................     $19,756                                   $17,162

EPS - BASIC
Income available to
  common stockholders .......      19,756          18,050       $1.09        17,162        17,741       $0.97
                                                                =====                                   =====
EFFECT OF DILUTIVE SECURITIES
Options .....................                         652                                     452
                                                   ------                                  ------
EPS - DILUTED
Income available to
  common stockholders and
  assumed options
  exercised .................     $19,756          18,702       $1.06       $17,162        18,193       $0.94
                                  =======          ======       =====       =======        ======       =====

                                       Six Months Ended 06/26/04               Six Months Ended 06/28/03
                                --------------------------------------    -----------------------------------
                                                                 Per                                    Per
                                   Income          Shares       Share       Income        Shares       Share
                                (Numerator)    (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                -----------    -------------    ------    -----------  -------------   ------
NET EARNINGS ................     $25,323                                   $21,662

EPS - BASIC
Income available to
  common stockholders .......      25,323          17,994       $1.41        21,662        17,735       $1.22
                                                                =====                                   =====
EFFECT OF DILUTIVE SECURITIES
Options .....................                         700                                     487
                                                   ------                                  ------
EPS - DILUTED
Income available to
  common stockholders and
  assumed options
  exercised .................     $25,323          18,694       $1.35       $21,662        18,222       $1.19
                                  =======          ======       =====       =======        ======       =====

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      Options to purchase 40,000 shares of common stock at exercise prices ranging from $31.11 to $36.01 were outstanding at June 26, 2004, but were not included in the computation of diluted EPS for the quarter and six months ended June 26, 2004. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

      Options to purchase 863,073 shares of common stock at exercise prices ranging from $19.75 to $36.01 were outstanding at June 28, 2003, but were not included in the computation of diluted EPS for the quarter and six months ended June 28, 2003. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.    SALE OF ACCOUNTS RECEIVABLE

      On September 25, 2003, we entered into an accounts receivable sale agreement with a bank. Under the terms of the agreement:

      - We may sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

      - We will service the receivables sold and outstanding on behalf of the bank at a rate of .50% per annum.

      - We will receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

      - The maximum amount of receivables which may be sold and outstanding at any point in time under this arrangement is $33 million.

      The master agreement has a one year term, which expires on September 24, 2004. On June 26, 2004, receivables that were sold and outstanding totaled $32.4 million and our retained interest totaled $2.4 million. A summary of the transactions we completed for the first six months of 2004 are presented below (in thousands).

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                                                Six Months Ended
                                                                  June 26, 2004
                                                                ----------------
      Accounts receivable sold...............................         $ 177,288
      Retained interest in receivables ......................            (2,432)
      Expense from sale .....................................              (490)
      Servicing fee received ................................               106
      Discounts and sales allowances ........................            (1,545)
                                                                ----------------
      Net cash received from sale ...........................         $ 172,927
                                                                ================

E.    GOODWILL AND OTHER INTANGIBLE ASSETS

      On June 26, 2004, non-compete assets totaled $7.9 million with accumulated amortization totaling $3.5 million, and licensing agreements totaled $2.9 million with accumulated amortization totaling $1.3 million. On June 28, 2003, non-compete assets totaled $7.9 million with accumulated amortization totaling $2.7 million, and licensing agreements totaled $2.9 million with accumulated amortization totaling $0.6 million.

      Estimated amortization expense for intangible assets as of June 26, 2004 for each of the five succeeding fiscal years is as follows (in thousands):

      2004................................     $   817
      2005 ...............................       1,478
      2006 ...............................       1,302
      2007 ...............................         788
      2008 ...............................         486
      Thereafter .........................       1,102

      The changes in the net carrying amount of goodwill for the six months ended June 26, 2004 and June 28, 2003 are as follows (in thousands):

      Balance as of December 27, 2003   $ 125,028
      Acquisition ...................       4,381
      Sale of interest in subsidiary       (2,169)
      Other, net ....................        (465)
                                        ---------
      Balance as of June 26, 2004 ...   $ 126,775
                                        =========
      Balance as of December 28, 2002   $ 126,299
      Final purchase price allocation      (2,810)
      Other, net ....................         906
                                        ---------
      Balance as of June 28, 2003 ...   $ 124,395
                                        =========

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

F.    BUSINESS COMBINATIONS AND ASSET PURCHASES

      On April 2, 2004, one of our subsidiaries acquired a 50% interest in Shawnlee Construction, LLC ("Shawnlee"), which provides framing services for multi-family construction, and is located in Plainville, MA. The purchase price was approximately $4.8 million. Shawnlee had net sales in fiscal 2003 totaling approximately $20 million. We have consolidated this entity, including a respective minority interest, because we exercise control. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141, Business Combinations ("SFAS 141").

      On March 15, 2004, one of our subsidiaries acquired the assets of Slaughter Industries, owned by International Paper Company ("Slaughter"), a facility which supplies the site-built construction market in Dallas, TX. The purchase price was approximately $3.9 million, which was allocated to the fair value of tangible net assets. Slaughter had net sales in fiscal 2003 totaling approximately $48 million.

      On January 30, 2004, one of our subsidiaries acquired the assets of Midwest Building Systems, Inc. ("Midwest"), a facility which serves the site-built construction market in Indianapolis, IN. The purchase price was approximately $1.5 million, which was allocated to the fair value of tangible net assets. Midwest had net sales in fiscal 2003 totaling approximately $7 million.

      On August 28, 2003, one of our subsidiaries acquired 50% of the assets of D&L Framing, LLC ("D&L"), a framing operation for multi-family construction located in Las Vegas, NV. The purchase price was approximately $0.6 million, which was primarily allocated to the fair value of tangible net assets. D&L had net sales in fiscal 2002 totaling approximately $8 million. We have consolidated this entity, including a respective minority interest, because we exercise control.

      On August 26, 2003, one of our subsidiaries entered into an agreement with Quality Wood Treating Co., Inc. ("Quality") to cancel the treating services agreement completed on November 4, 2002 and purchase plants located in Lansing, MI and Janesville, WI and the equipment of a plant located in White Bear Lake, MN. The total purchase price for these assets was $5.1 million, which was allocated to the fair value of tangible net assets. In addition, another subsidiary entered into a capital lease for the real estate of the White Bear Lake, MN plant totaling $2.1 million.

      On June 4, 2003, one of our subsidiaries acquired 75% of the assets of Norpac Construction LLC ("Norpac"), a concrete framer for multi-family construction located in Las Vegas, NV. The purchase price was approximately $0.2 million, which was primarily allocated to the fair value of tangible net assets. Norpac had net sales in fiscal 2002 totaling approximately $1.5 million. We have consolidated this entity, including a respective minority interest, because we exercise control.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      Acquisitions completed in 2003 and 2004 were not significant to our operating results individually or in aggregate, and thus pro forma results are not presented.

G.    EMPLOYEE STOCK NOTES RECEIVABLE

      Employee stock notes receivable represents notes issued to us by certain employees and officers to finance the purchase of our common stock. Directors and executive officers (including equivalent positions) do not, and are not allowed to, participate in this program.

H.    STOCK-BASED COMPENSATION

      As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the first quarter and first six months of 2004 and 2003 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                    Three Months Ended           Six Months Ended
                                 ------------------------    ------------------------
                                  June 26,      June 28,      June 26,      June 28,
                                    2004          2003          2004          2003
                                 ----------    ----------    ----------    ----------
      Net Earnings:
        As reported ................   $   19,756    $   17,162    $   25,323    $   21,662
      Deduct: compensation expense
           - fair value method .....         (453)         (456)         (903)         (910)
                                       ----------    ----------    ----------    ----------
        Pro Forma ..................   $   19,303    $   16,706    $   24,420    $   20,752
                                       ==========    ==========    ==========    ==========
      EPS - Basic:
        As reported ................   $     1.09    $     0.97    $     1.41    $     1.22
        Pro forma ..................   $     1.07    $     0.94    $     1.36    $     1.17
      EPS - Diluted:
        As reported ................   $     1.06    $     0.94    $     1.35    $     1.19
        Pro forma ..................   $     1.04    $     0.94    $     1.32    $     1.16

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

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

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

      Including amounts from the captive insurance company, we have reserved amounts totaling approximately $1.9 million on June 26, 2004 and June 28, 2003, representing the estimated costs to complete remediation efforts.

      The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, all of our wood preservation facilities have been converted to an alternate preservative, ACQ, or borates.

      In November 2003, the EPA published its report on the risks associated with the use of CCA in children's playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. The EPA is reviewing the report and is expected to issue further clarification.

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

      We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida, Louisiana, Texas, Illinois and New Jersey. The Florida claim was denied class action status, and all appeals have been denied. We had previously been dismissed as a defendant from the Louisiana litigation, and this case was denied class action status in March 2004. The remaining complaints do not allege personal injury or property damage. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs.

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

      In addition, on June 26, 2004, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

      On June 26, 2004, we had outstanding purchase commitments on capital projects of approximately $5.5 million.

      We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

      In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of June 26, 2004, we had approximately $28.4 million in outstanding performance bonds which expire during the next six to sixteen months.

      We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $800,000.

      Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note D, "Sale of Accounts Receivable.")

      On June 26, 2004, we had outstanding letters of credit totaling $32.1 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.

      In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $13.8 million for these types of insurance

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

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

      We did not enter into any new guarantee arrangements during the second quarter of 2004 which would require us to recognize a liability on our balance sheet.

J.    SALE OF REAL ESTATE AND INTEREST IN SUBSIDIARY

      In January 2004, we sold our 60% ownership in Nascor Incorporated, a Calgary, Alberta-based manufacturer of engineered wood components and licensor of I-joist manufacturing technology. The total sales price we collected was $4.7 million and we recorded a pre-tax accounting loss of approximately $193,000.

      In March 2004, we sold a plant in Bend, OR and recognized a pre-tax gain of approximately $562,000 on the sale in the first quarter and an additional $207,000 in the second quarter as we collected the note receivable issued to us on the sale.

      In June 2004, we sold a plant in Modesto, CA and recognized a pre-tax gain of approximately $368,000.

      We incurred income taxes associated with these transactions totaling approximately $722,000.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

K.    INSURANCE RECEIVABLE

      In April 2004, our plant in Thorndale, Ontario was destroyed by a fire. In accordance with FIN 30, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, as of June 26, 2004, we have written off the net book value of the destroyed property to an insurance receivable. We currently estimate that the insured value of this property will exceed its net book value, resulting in a gain. We will record this gain once final insurance amounts are determined.

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

                                    OVERVIEW

We are pleased to report strong results for the second quarter of 2004, which was highlighted by:

- Our strong sales growth in the site-built construction, industrial and manufactured housing markets as we increased our share in each. Our unit sales to the do-it-yourself/retail (DIY/retail) market declined due, in part, to poor weather in the Midwest, Texas and portions of the East.

- Our increase in shipments to the manufactured housing market. While HUD code industry production reports year-after-year declines, we continue to increase our shipments to modular producers.

- Higher lumber prices which elevated our sales dollars and required a greater investment in working capital. Our sales increased 34% for the quarter, and we estimate that 23% of this increase was due to higher lumber and chemical costs.

- Enhanced profitability in spite of challenges with one of our multi-family framing operations in the Southwest. The 15% increase in net earnings we achieved for the quarter surpassed our 11% increase in unit sales. Rising lumber prices in April and May on products whose selling prices are tied to the Lumber Market helped us improve our profitability.

- A fire that destroyed our site-built truss plant in Thorndale, Ontario. Although we maintained our service to customers by moving the work to other plants in the United States, transportation costs and operating inefficiencies resulted in greater costs.

We also made the following accomplishments, as our people remain focused on executing our growth strategy:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

- We opened several new plants this year which are manufacturing engineered wood components and distributing other building materials for site-built construction. While these plants were in a startup phase and were not profitable in the second quarter of 2004, we currently believe they will achieve our long-term financial targets.

- We acquired a 50% interest in Shawnlee Construction LLC ("Shawnlee") on April 2, 2004. Shawnlee is the largest framer for the multi-family construction market in Massachusetts. This acquisition allows us to capitalize on customer requests for turnkey construction packages by supplying framing labor through Shawnlee and engineered wood components from our existing plants in the Northeast.

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

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 28% of our total sales in the first six months of 2004, down from 33% for the first six months of 2003.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Several states have proposed legislation to limit the uses of CCA treated lumber. (See Note I, "Commitments, Contingencies and Guarantees.")

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

WE CONVERTED TO A NEW PRESERVATIVE TO TREAT OUR PRODUCTS. The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, all of our wood preservation facilities have been converted to an alternate preservative, ACQ, or borates. The cost of ACQ is more than four times higher than the cost of CCA. We coordinated with our chemical suppliers and conducted extensive training with our plants to achieve the quality and chemical efficiency standards necessary to maintain profitability and customer satisfaction. In addition, we estimate the new preservative will increase the cost and sales price of our treated products by approximately 10% to 15%. While we believe treated products will be reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. (See Note I, "Commitments, Contingencies and Guarantees.")

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

                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the six months ended June 26, 2004 and June 28, 2003:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                             Random Lengths Composite
                                  Average $/MBF
                                -----------------
                                2004         2003
                                ----         ----
January .................      $ 341         $278
February ................        376          295
March ...................        382          277
April ...................        431          283
May .....................        456          278
June ....................        423          303

Second quarter average ..      $ 437         $288
Year-to-date average ....      $ 402         $286

Second quarter percentage
increase from 2003 ......       51.7%
Year-to-date percentage
increase from 2003 ......       40.6%

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                               Random Lengths SYP
                                 Average $/MBF
                               ------------------
                                2004         2003
                                ----         ----
January..................      $ 410         $387
February.................        436          394
March....................        487          392
April....................        532          410
May......................        535          385
June.....................        498          384

Second quarter average...      $ 522         $393
Year-to-date average.....      $ 483         $392

Second quarter percentage
increase from 2003.......       32.8%
Year-to-date percentage
increase from 2003.......       23.2%

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

- Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time periods and quantity limitations generally allow us to reprice our products for changes in lumber costs from our suppliers.

- Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers' needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.

Changes in the trend of lumber prices have their greatest impact on the following products:

- Products that have significant inventory levels with low turnover rates and whose selling prices are indexed to the Lumber Market, such as treated lumber, which comprises almost twenty-five percent of our total sales. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

   significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate this risk through certain vendor supply programs. (See "Risk Factors - Seasonality and weather conditions could adversely affect us.")

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

     Company Name                       Acquisition Date                    Business Description
     ------------                       ----------------                    --------------------
Shawnlee Construction, LLC               April 2, 2004            Provides framing services for multi-family
                                                                  construction in the Northeast.

Slaughter Industries                     March 15, 2004           Distributes lumber products and manufactures
                                                                  engineered wood

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

Norpac Construction LLC                  June 4, 2003             Concrete framer for multi-family construction
                                                                  located in Las Vegas, NV.

                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

                                    For the Three Months Ended          For the Six Months Ended
                                    --------------------------          ------------------------
                                       June 26,     June 28,               June 26,   June 28,
                                         2004         2003                   2004       2003
                                       --------     --------               --------   --------

Net sales .......................       100.0%       100.0%                 100.0%     100.0%
Cost of goods sold ..............        87.5         85.7                   87.7       85.6
                                        -----        -----                  -----      -----

Gross profit ....................        12.5         14.3                   12.3       14.4
Selling, general, and
  administrative expenses .......         7.6          8.5                    8.3        9.6
                                        -----        -----                  -----      -----

Earnings from operations ........         4.9          5.8                    4.0        4.8

Interest, net ...................         0.4          0.7                    0.5        0.8
Gain on sale of real estate and
  interest in subsidiary ........        (0.1)         0.0                   (0.1)       0.0
                                        -----        -----                  -----      -----
                                          0.3          0.7                    0.4        0.8
                                        -----        -----                  -----      -----
Earnings before income taxes

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

 and minority interest ..............     4.6          5.1                    3.6        4.0
Income taxes ........................     1.7          1.9                    1.4        1.5
                                        -----        -----                  -----      -----

Earnings before minority interest....     2.9          3.2                    2.2        2.5
Minority interest ...................    (0.2)        (0.1)                  (0.1)      (0.1)
                                        -----        -----                  -----      -----
Net earnings ........................     2.7%         3.1%                   2.1%       2.4%
                                        =====        =====                  =====      =====

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                  For the Three Months Ended               For the Six Months Ended
                               ----------------------------------     -------------------------------------
                                 June 26,       %       June 28,        June 26,      %          June 28,
Market Classification              2004      Change       2003           2004       Change         2003
---------------------          -----------   ------    ----------     -----------   ------      ----------
DIY/Retail...................  $   344,582    14.0     $  302,224     $   523,491    14.2       $  458,510
Site-Built Construction......      170,325    68.2        101,242         285,163    60.0          178,237
Manufactured Housing.........      103,403    48.9         69,453         180,370    42.6          126,465
Industrial and Other.........      124,258    56.2         79,544         219,209    51.3          144,870
                               -----------             ----------     -----------               ----------
Total........................  $   742,568             $  552,463     $ 1,208,233               $  908,082
                               ===========             ==========     ===========               ==========

Note: In the first quarter of 2004, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

Net sales in the second quarter of 2004 increased 34% compared to the second quarter of 2003 resulting from an estimated increase in units shipped of approximately 11%, while overall selling prices increased by 23%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices") and higher preservative prices (ACQ). We estimate that our unit sales increased by 7% as a result of business acquisitions and new plants, while our unit sales out of existing facilities increased by 7%. Plant closures and the sale of Nascor Incorporated caused our unit sales to decrease by 3% in the second quarter of 2004.

Net sales in the first six months of 2004 increased 33% compared to the first six months of 2003 resulting from an estimated increase in units shipped of approximately 12%, while overall selling prices increased by 21%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices") and higher preservative prices (ACQ). We estimate that our unit sales increased by 6% as a result of business acquisitions and new plants while our unit sales out of existing facilities increased by 8%. Plant closures and the sale of Nascor Incorporated decreased our unit sales by 2% in the first six months of 2004.

DIY/Retail:

Net sales to the DIY/retail market increased 14% in the second quarter of 2004 compared to 2003, due to the higher Lumber Market and preservative prices. Our unit sales declined 7% comparing the two periods, which we believe was due to record precipitation in the Midwest, Texas and portions of the East that caused homeowners to delay home improvement projects. In addition, higher product costs for consumers, attributable to higher lumber prices and chemical costs, may have contributed to the decline in unit sales.

Net sales to the DIY/retail market increased 14% in the first six months of 2004 compared to 2003, due to the higher Lumber Market and preservative prices. Our unit sales declined 5% comparing the two periods due to poor second quarter weather and higher product costs for consumers, as discussed above.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Site-Built Construction:

Net sales to the site-built construction market increased 68% in the second quarter of 2004 compared to 2003, despite the sale of our interest in Nascor Incorporated. This increase resulted from acquisitions (see "Business Combinations and Asset Purchases") and new plants since June 28, 2003. Also, organic unit sales growth out of existing plants contributed approximately 19% for the quarter. In addition, we estimate the Lumber Market caused our selling prices to increase 18% this quarter.

Net sales to the site-built construction market increased 60% in the first six months of 2004 compared to 2003, despite the sale of our interest in Nascor Incorporated. This increase resulted from acquisitions and new plants since June 28, 2003, and organic unit sales growth out of existing plants totaling approximately 21% for the period. In addition, we estimate the Lumber Market caused our selling prices to increase 16% in the first six months of 2004.

Manufactured Housing:

Net sales to the manufactured housing market increased 49% in the second quarter of 2004 compared to the same period of 2003. This increase resulted primarily from an estimated 36% increase in selling prices due to the higher Lumber Market combined with a 13% increase in units shipped. Although industry production for HUD code homes was down approximately 4% for the quarter, we have increased our shipments to producers of modular homes.

Net sales to the manufactured housing market increased 43% in the first six months of 2004 compared to the same period of 2003. This increase resulted primarily from an estimated 30% increase in selling prices due to the higher Lumber Market combined with a 13% increase in units shipped. Although industry production for HUD code homes was down approximately 8% for the first six months, we have increased our shipments to producers of modular homes.

Industrial and Other:

Net sales to the industrial and other market increased 56% in the second quarter of 2004 compared to the same period of 2003. This increase resulted from a combination of unit sales increases out of several existing facilities totaling approximately 23%, combined with higher selling prices due to the Lumber Market. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing and purchasing.

Net sales to the industrial and other market increased 51% in the first six months of 2004 compared to the same period of 2003. This increase resulted from a combination of unit sales increases out of

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

several existing facilities totaling approximately 23%, combined with higher selling prices due to the Lumber Market.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                              Three Months Ended               Six Months Ended
                                           -------------------------        ----------------------
                                           June 26,        June 28,         June 26,      June 28,
                                             2004            2003             2004          2003
                                          ---------        --------         --------      --------
Value-Added...........................       47.3%           49.0%            49.3%         51.5%
Commodity-Based.......................       52.7%           51.0%            50.7%         48.5%

Value-added sales increased 30% in the second quarter of 2004 compared to 2003, primarily due to increased sales of EverX (composite decking), engineered wood components, industrial packaging products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 39% during the second quarter of 2004 primarily due to the higher Lumber Market, higher preservative prices and a 2% increase in unit sales. Therefore, our decline in value-added sales as a percentage of total sales was due to the significant impact of the Lumber Market on selling prices of commodity-based products.

Value-added sales increased 27% in the first six months of 2004 compared to 2003, primarily due to increased sales of EverX (composite decking), engineered wood components, industrial packaging products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 39% during the first six months of 2004 primarily due to the higher Lumber Market, higher preservative prices and a 5% increase in unit sales.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased in the second quarter and first six months of 2004 compared to the same periods of 2003 due to the Lumber Market, which was substantially higher than the prior year. Generally, a higher Lumber Market results in a decrease in our gross margin (see "Impact of the Lumber Market on our Operating Results") because we attempt to price certain products to earn a fixed profit per unit. Therefore, in a period of higher lumber prices, our gross margin will decline. As a result of this factor, we believe a more meaningful analysis of our profitability is a comparison of the change in gross profit dollars compared to our change in units shipped. Our gross profit dollars increased by almost 18% in the second quarter of 2004, while units shipped increased by 11%. Our gross profit dollars increased by over 14% in the first six months of 2004, while units shipped increased by 12%. Our improved profitability for each of these periods was primarily due to the effect of the rising Lumber Market in April and May on products we inventory and whose selling prices are tied to the Lumber Market. This positive effect more than offset the operating inefficiencies we experienced from the fire at our plant in Thorndale, Ontario

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

and poor results from one of our multi-family framing operations in the West. We believe we have taken appropriate actions to improve performance at this framing operation, including personnel changes. We do not presently believe this venture will have a material adverse effect on our future operating results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 7.6% in the second quarter of 2004 compared to 8.5% in the same period of 2003 primarily due to the impact of the Lumber Market on our selling prices. SG&A expenses increased by 20.1% in the second quarter of 2004 compared to the same period of 2003, which compares unfavorably with our 11% increase in unit sales, primarily due to higher incentive compensation costs tied to profits and return on investment and bad debt expense.

Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 8.3% in the first six months of 2004 compared to 9.6% in the same period of 2003 primarily due to the impact of the Lumber Market on our selling prices. SG&A expenses increased by 15.1% in the first six months of 2004 compared to the same period of 2003, which compares unfavorably with our 12% increase in unit sales, primarily due to higher incentive compensation costs and bad debt expense.

INTEREST, NET

Net interest costs decreased in the second quarter and first six months of 2004 compared to the same periods of 2003. This decrease was due to a slightly lower average debt balance in 2004.

GAIN ON SALE OF REAL ESTATE AND INTEREST IN SUBSIDIARY

During the first quarter of 2004, we sold our interest in Nascor Incorporated ("Nascor") and recognized a loss of $0.2 million on the sale. Additionally, we sold a plant in Bend, OR, and recognized a gain of $0.6 million on the sale. We recorded income tax expense on these transactions totaling approximately $500,000.

During the second quarter, we recognized an additional gain of $0.2 million on the sale of the plant in Bend, OR as we collected the note receivable associated with the original sale. Additionally, we sold a plant in Modesto, CA, and recognized a gain of $0.4 million on the sale. We recorded income tax on these transactions totaling approximately $225,000.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 37.7% in

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

the second quarter of 2004 from 37.1% in the same period of 2003 due to an estimated increase in certain permanent tax differences.

Our effective tax rate was 38.0% in the first six months of 2004 compared to 36.8% in the same period of 2003. The rate in 2003 was lower due to a permanent tax difference associated with the effect of minority interest in earnings of a subsidiary. In addition, we recorded $290,000 of estimated income tax on the sale of Nascor in January 2004.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

                         LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

                                                              June 26,           June 28,
                                                                2004               2003
                                                             ----------         ----------
Cash from operating activities.......................       ($   52,813)        $    3,275
Cash from investing activities.......................           (17,038)           (17,918)
Cash from financing activities.......................            77,501             17,683
                                                            -----------         ----------
Net change in cash and cash equivalents..............             7,650              3,040
Cash and cash equivalents, beginning of period.......            17,430             17,534
                                                            -----------         ----------
Cash and cash equivalents, end of period.............        $   25,080         $   20,574
                                                            ===========         ==========

In general, we financed our growth in the past through a combination of operating cash flows, our revolving credit facility ("revolver"), industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. Historically, we have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to operating cash flow. We believe this is one of the many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. We experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 28, 2003 balances in the accompanying unaudited consolidated condensed balance sheets.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 46 days in the first six months of 2004 from 49 days in the first six months of 2003, primarily due to a decrease in our days supply of inventory and an extension on our payables cycle.

Cash flows used for operating activities increased in the first six months of 2004 compared to the same period of 2003 by approximately $56 million. This increased use of cash was primarily due to the fact that we carried higher than normal inventory levels at the end of 2002 due to a combination of poor weather and opportunistic buying by our purchasing offices due to the low Lumber Market at that time. Since a portion of our seasonal investment in inventory occurred earlier than normal (at the end of 2002 instead of the first quarter of 2003), this had the effect of minimizing our seasonal use of cash in 2003.

Cash used for investing activities declined by $0.9 million in the first six months of 2004 compared to the same period of 2003. Capital expenditures decreased to $16.6 million in the first six months of 2004 compared to $20.7 million in the same period of 2003. In 2003, we spent a greater amount on expansionary projects. We expect to spend approximately $46 million on capital expenditures in 2004, which includes outstanding purchase commitments on capital projects totaling approximately $5.5 million on June 26, 2004 and $8 million, which does not include insurance proceeds we expect to collect, to rebuild our truss plant in Thorndale, Ontario. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flow and availability under our revolver.

In addition, we spent approximately $10.1 million on business acquisitions (see Note F, "Business Combinations and Asset Purchases") during the first six months of 2004 and collected $4.7 million from the sale of our interest in Nascor Incorporated.

Cash provided by financing activities increased $59.8 million in the first six months of 2004 compared to the same period of 2003, due to increased borrowings under our revolver to support seasonal working capital requirements (see operating cash flows discussed above).

Additionally, we spent approximately $0.1 million to repurchase 4,050 shares of our common stock in the first six months of 2004. We have authorization from the Board of Directors to purchase an additional 1.5 million shares.

On June 26, 2004, we had $109.8 million outstanding on our $200 million revolver. The revolver also supports letters of credit totaling approximately $29.7 million on June 26, 2004. Financial covenants on our revolver and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test, a minimum fixed charge coverage test, and a maximum leverage

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within our requirements at June 26, 2004.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Consolidated Condensed Financial Statements, Note I, "Commitments, Contingencies, and Guarantees."

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

                          NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46(R)). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns or both. We do not have any special purpose entities, as defined, nor have we acquired a variable interest in an entity where we were the primary beneficiary since January 31, 2003. The implementation of Interpretation 46(R) did not have a material effect on the consolidated financial statements.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) as of June 26, 2004, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with our filing of this second quarter report on Form 10-Q for the quarterly period ended June 26, 2004.

(b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a - 15 and 15d - 15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities.

(a)   None.

(b)   None.

(c) Sales of equity securities in the second quarter not registered under the Securities Act.

                            Date of      Class of       Number      Consideration
                              Sale         Stock      of Shares       Purchasers         Exchanged
                            -------      --------     ---------    ----------------      ---------
      Stock Gift Program    Various       Common         402       Eligible persons         None
      Employee Stock
      Purchase Assistance
      Program               03/31/04      Common         195       Eligible persons         Notes
                                                                                         Receivable

(d)   None.

(e)   Issuer purchases of equity securities.

Fiscal Month                                               (a)       (b)       (c)        (d)
------------                                               ---      ------     ---     ---------
      March 28 - May 1, 2004(1)........................    412      $30.71     412     1,550,587
      May 2 - 29, 2004.................................                                1,550,587
      May 30 - June 26, 2004...........................                                1,550,587

(a) Total number of shares purchased.

(b) Average price paid per share.

(c) Total number of shares purchased as part of publicly announced plans or programs.

(d) Maximum number of shares that may yet be purchased under the plans or programs.

(1) On October 21, 1998, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to
    1.8 million shares of our common stock. On October 18, 2000 and November 14, 2001, the Board of Directors authorized an additional 1 million shares and
    2.5 million shares, respectively, to be repurchased under the program. As of June 26, 2004, cumulative total authorized shares available for repurchase is 1.5 million shares.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at our Annual Meeting of Shareholders on April 21, 2004.

(1)   Election of the following Director for a one year term expiring in 2005:

                                      For             Withheld
                                   ----------         --------
      Philip M. Novell             14,274,829          925,841

      Election of the following Directors for three year terms expiring in 2007:

      William G. Currie            15,063,073          137,597
      John M. Engler               14,739,203          461,467

      Other Directors whose terms of office continued after the meeting are as follows:

           Dan M. Dutton
           John W. Garside
           Gary F. Goode
           Peter F. Secchia
           Louis A. Smith

Item 5. Other Information.

In the second quarter of 2004, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $350 for 2004.

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

(b) During the second quarter, we filed a report on Form 8-K dated July 13, 2004, to report the issuance of a press release announcing our financial results for the second quarter ended June 26, 2004 under Item 7.

                         UNIVERSAL FOREST PRODUCTS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIVERSAL FOREST PRODUCTS, INC.

Date: July 23, 2004                     By:  /s/ William G. Currie
                                             -----------------------------------
                                             William G. Currie
                                        Its: Vice Chairman of the Board and
                                             Chief Executive Officer

Date: July 23, 2004                     By:  /s/ Michael R. Cole
                                             -----------------------------------
                                             Michael R. Cole
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