Form 10-Q
period 2004-09-25
UNIVERSAL FOREST PRODUCTS INC
filed 2004-10-25
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

          Michigan                                      38-1465835
   ---------------------                          ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

2801 East Beltline NE, Grand Rapids, Michigan             49525
---------------------------------------------     -----------------------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code(616) 364-6161

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                        Outstanding as of September 25, 2004
   ------------------------------------    -------------------------------------
   Common stock, no par value                           17,905,246

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.           FINANCIAL INFORMATION.

       Item 1.    Financial Statements.

                  Consolidated Condensed Balance Sheets at September 25, 2004,
                      December 27, 2003, and September 27, 2003.                                        3-4

                  Consolidated Condensed Statements of Earnings for the Three and
                      Nine Months Ended September 25, 2004 and September 27, 2003.                      5

                  Consolidated Condensed Statements of Cash Flows for the Nine
                      Months Ended September 25, 2004 and September 27, 2003.                           6-7

                  Notes to Consolidated Condensed Financial Statements.                                 8-17

       Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                              18-34

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                            35

       Item 4.    Controls and Procedures.                                                               36

PART II.          OTHER INFORMATION.

       Item 1.    Legal Proceedings - NONE.

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                           37

       Item 3.    Defaults Upon Senior Securities - NONE.

       Item 4.    Submission of Matters to a Vote of Security Holders - NONE.

       Item 5.    Other Information.                                                                    38

       Item 6.    Exhibits.                                                                             39

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)

                                                                                 September 25,     December 27,    September 27,
                                                                                     2004             2003             2003
                                                                                 -------------    -------------    -------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents..............................................   $      19,285    $      17,430    $      15,340
       Accounts receivable (net of allowances of $4,094, $1,891
             and $3,291)......................................................         251,045          137,660          157,768
       Inventories:
             Raw materials....................................................         107,772           83,064           81,831
             Finished goods...................................................          98,872           86,497           79,124
                                                                                 -------------    -------------    -------------
                                                                                       206,644          169,561          160,955
       Insurance receivable...................................................           1,445
       Other current assets...................................................           8,591            9,836            7,795
                                                                                 -------------    -------------    -------------
                   TOTAL CURRENT ASSETS.......................................         487,010          334,487          341,858

OTHER ASSETS..................................................................           6,906            6,421            5,679
GOODWILL......................................................................         123,678          125,028          124,377
NON-COMPETE AND LICENSING AGREEMENTS (net of
       accumulated amortization of $5,434, $4,003 and $3,627).................           8,607            6,791            7,168

PROPERTY, PLANT AND EQUIPMENT:
       Property, plant and equipment..........................................         370,491          361,368          355,552
       Accumulated depreciation and amortization..............................        (161,251)        (147,164)        (141,215)
                                                                                 -------------    -------------    -------------
                   PROPERTY, PLANT AND EQUIPMENT, NET.........................         209,240          214,204          214,337
                                                                                 -------------    -------------    -------------
TOTAL ASSETS.................................................................    $     835,441    $     686,931    $     693,419
                                                                                 =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term debt........................................................                    $       1,726    $         645
       Accounts payable.......................................................   $     119,254           81,687           96,481
       Accrued liabilities:
             Compensation and benefits........................................          59,859           47,150           46,293
             Other ...........................................................          26,108            6,723           17,570
       Current portion of long-term debt and capital lease obligations........             527            6,411            6,263
                                                                                 -------------    -------------    -------------
                   TOTAL CURRENT LIABILITIES..................................         205,748          143,697          167,252

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
       less current portion...................................................         247,978          205,049          195,833
DEFERRED INCOME TAXES.........................................................          16,226           15,984           12,671
MINORITY INTEREST.............................................................           8,903            7,780            8,211
OTHER LIABILITIES.............................................................           9,174            9,317           10,241
                                                                                 -------------    -------------    -------------
                   TOTAL LIABILITIES..........................................         488,029          381,827          394,208

                         UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                                   September 25,     December 27,    September 27,
                                                                                       2004             2003              2003
                                                                                   ------------     -------------    -------------
SHAREHOLDERS' EQUITY:
       Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
       Common stock, no par value; shares authorized 40,000,000; issued
         and outstanding, 17,905,246, 17,777,631 and 17,752,355.................   $     17,905     $      17,778    $      17,752
       Additional paid-in capital...............................................         87,162            84,610           84,170
       Deferred stock compensation..............................................          3,299             2,447            2,375
       Retained earnings........................................................        239,672           200,745          195,384
       Accumulated other comprehensive earnings.................................            949             1,396            1,514
                                                                                   ------------     -------------    -------------
                                                                                        348,987           306,976          301,195
       Employee stock notes receivable..........................................         (1,575)           (1,872)          (1,984)
                                                                                   -------------    -------------    -------------
             TOTAL SHAREHOLDERS' EQUITY.........................................        347,412           305,104          299,211
                                                                                   ------------     -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................   $    835,441     $     686,931    $     693,419
                                                                                   ============     =============    =============

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)

                                                                     Three Months Ended                   Nine Months Ended
                                                               -----------------------------    --------------------------------
                                                               Sept. 25,          Sept. 27,         Sept. 25,         Sept. 27,
                                                                  2004              2003              2004              2003
                                                               ----------       ------------    ---------------   --------------
NET SALES....................................................  $  709,294       $    536,278    $     1,917,527   $    1,444,360

COST OF GOODS SOLD ..........................................     625,502            463,715          1,684,553        1,241,251
                                                               ----------        -----------    ---------------   --------------

GROSS PROFIT.................................................      83,792             72,563            232,974          203,109

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES .............................................      54,604             48,424            154,615          135,309
                                                               ----------        -----------    ---------------   --------------

EARNINGS FROM OPERATIONS.....................................      29,188             24,139             78,359           67,800

OTHER EXPENSE (INCOME):
       Interest expense......................................       3,641              3,526             11,052           11,271
       Interest income.......................................         (39)                (2)              (224)            (133)
       Net gain on sale of real estate and interest in
         subsidiary..........................................                                              (944)
                                                               ----------        -----------    ---------------   --------------
                                                                    3,602              3,524              9,884           11,138
                                                               ----------        -----------    ---------------   --------------

EARNINGS BEFORE INCOME TAXES AND
       MINORITY INTEREST.....................................      25,586             20,615             68,475           56,662

INCOME TAXES.................................................       9,261              7,715             25,550           20,964
                                                               ----------        -----------    ---------------   --------------

EARNINGS BEFORE MINORITY INTEREST............................      16,325             12,900             42,925           35,698

MINORITY INTEREST............................................      (1,699)              (695)            (2,976)          (1,831)
                                                               ----------        -----------    ---------------   --------------

NET EARNINGS.................................................  $   14,626        $    12,205    $        39,949   $       33,867
                                                               ==========        ===========    ===============   ==============

EARNINGS PER SHARE - BASIC...................................  $     0.81        $      0.69    $          2.22   $         1.91

EARNINGS PER SHARE - DILUTED.................................  $     0.78        $      0.66    $          2.13   $         1.85

WEIGHTED AVERAGE SHARES OUTSTANDING..........................      18,083             17,765             18,015           17,745

WEIGHTED AVERAGE SHARES OUTSTANDING
  WITH COMMON STOCK EQUIVALENTS..............................      18,784             18,425             18,716           18,290

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)

                                                                                                         Nine Months Ended
                                                                                                 ---------------------------------
                                                                                                   Sept. 25,           Sept. 27,
                                                                                                      2004               2003
                                                                                                 -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.................................................................................    $      39,949      $       33,867
Adjustments to reconcile net earnings to net cash from operating activities:
       Depreciation..........................................................................           20,418              18,702
       Amortization of intangibles...........................................................            1,760               1,519
       Deferred income taxes.................................................................              (90)             (1,301)
       Minority interest.....................................................................            2,976               1,831
       Loss on sale of interest in subsidiary................................................              193
       Net (gain) loss on sale or impairment of property, plant, and equipment...............             (432)                918
       Changes in:
         Accounts receivable.................................................................         (111,925)            (53,545)
         Inventories.........................................................................          (36,152)              5,051
         Accounts payable....................................................................           39,225              37,717
         Accrued liabilities and other.......................................................           30,877              23,145
                                                                                                 -------------      --------------
       NET CASH FROM OPERATING ACTIVITIES....................................................          (13,201)             67,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment....................................................          (25,062)            (33,349)
Acquisitions, net of cash received...........................................................          (10,075)               (787)
Proceeds from sale of interest in subsidiary.................................................            4,679
Proceeds from sale of property, plant and equipment..........................................            3,469               6,104
Insurance proceeds...........................................................................            2,000
Other assets, net............................................................................            1,567               2,909
                                                                                                 -------------      --------------
       NET CASH FROM INVESTING ACTIVITIES....................................................          (23,422)            (25,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt and long-term revolving
  credit facilities..........................................................................           43,152             (36,884)
Repayment of long-term debt..................................................................           (6,352)             (6,150)
Proceeds from issuance of common stock.......................................................            2,194               1,719
Distributions to minority shareholder........................................................             (125)               (833)
Dividends paid to shareholders...............................................................             (897)               (798)
Repurchase of common stock...................................................................             (129)             (2,029)
Other........................................................................................              635
                                                                                                 -------------      --------------
       NET CASH FROM FINANCING ACTIVITIES....................................................           38,478             (44,975)
                                                                                                 -------------      --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS......................................................            1,855              (2,194)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................................................           17,430              17,534
                                                                                                 -------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................    $      19,285      $       15,340
                                                                                                 -------------      --------------
                                                                                                 -------------      --------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest..............................................................................    $       8,505      $        8,585
       Income taxes..........................................................................           15,209              12,268

                         UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - CONTINUED

                                                                                                   Nine Months Ended
                                                                                           --------------------------------
                                                                                            Sept. 25,            Sept. 27,
                                                                                              2004                 2003
                                                                                           -----------          -----------
NON-CASH INVESTING ACTIVITIES:
Note receivable exchanged for management fees to former subsidiary.......................  $       520
Insurance receivable in exchange for property, plant and equipment destroyed
   in fire...............................................................................        1,445
Stock exchanged for employee stock notes receivable......................................            6          $       887
Non-compete agreements with Chairman of the Board in exchange for
       future payments...................................................................                               856

NON-CASH FINANCING ACTIVITIES:
Common stock issued to trust under deferred compensation plan............................  $       716          $       647
Common stock issued under stock gift plan................................................           46                   40
Common stock issued under directors' stock grant plan....................................           75                  132

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

B. COMPREHENSIVE INCOME

   Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $15.2 million and $12.1 million for the quarter ended September 25, 2004 and September 27, 2003, respectively. During the nine months ended September 25, 2004 and September 27, 2003, comprehensive income was approximately $39.5 million and $35.1 million, respectively.

C. EARNINGS PER COMMON SHARE

   A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

                                        Three Months Ended 09/25/04           Three Months Ended 09/27/03
                                   ------------------------------------   ------------------------------------
                                                                  Per                                    Per
                                     Income          Shares      Share      Income         Shares       Share
                                   (Numerator)   (Denominator)   Amount   (Numerator)   (Denominator)   Amount
                                   -----------   -------------   ------   -----------   -------------   ------
NET EARNINGS...................    $    14,626                            $    12,205

EPS - BASIC
Income available to
  common stockholders..........         14,626          18,083   $ 0.81        12,205          17,765   $ 0.69
                                                                 ======                                 ======

EFFECT OF DILUTIVE SECURITIES
Options........................                            701                                    660
                                                 -------------                          -------------

EPS - DILUTED
Income available to
  common stockholders and
  assumed options
  exercised....................    $    14,626          18,784   $ 0.78   $    12,205          18,425   $ 0.66
                                   ===========   =============   ======   ===========   =============   ======

                                         Nine Months Ended 09/25/04            Nine Months Ended 09/27/03
                                   ------------------------------------   ------------------------------------
                                                                  Per                                    Per
                                     Income          Shares      Share      Income         Shares       Share
                                   (Numerator)   (Denominator)   Amount   (Numerator)   (Denominator)   Amount
                                   -----------   -------------   ------   -----------   -------------   ------
NET EARNINGS...................    $    39,949                            $    33,867

EPS - BASIC
Income available to
  common stockholders..........         39,949          18,015   $ 2.22        33,867          17,745   $ 1.91
                                                                 ======                                 ======

EFFECT OF DILUTIVE SECURITIES
Options........................                            701                                    545
                                                 -------------                          -------------

EPS - DILUTED
Income available to
  common stockholders and
  assumed options
  exercised....................    $    39,949          18,716   $ 2.13   $    33,867          18,290   $ 1.85
                                   ===========   =============   ======   ===========   =============   ======

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      Options to purchase 15,000 shares of common stock at an exercise price of $36.01 were outstanding at September 25, 2004, but were not included in the computation of diluted EPS for the quarter ended September 25, 2004. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

      Options to purchase 40,000 shares of common stock at exercise prices ranging from $31.11 to $36.01 were outstanding at September 25, 2004, but were not included in the computation of diluted EPS for the nine months ended September 25, 2004. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

      Options to purchase 260,000 shares of common stock at exercise prices ranging from $24.46 to $36.01 were outstanding at September 27, 2003, but were not included in the computation of diluted EPS for the quarter ended September 27, 2003. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

      Options to purchase 720,943 shares of common stock at exercise prices ranging from $21.13 to $36.01 were outstanding at September 27, 2003, but were not included in the computation of diluted EPS for the nine months ended September 27, 2003. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

D.    SALE OF ACCOUNTS RECEIVABLE

      On September 25, 2003, we entered into an accounts receivable sale agreement with a bank. Under the terms of the agreement:

      - We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

      - We service the receivables sold and outstanding on behalf of the bank at a rate of .50% per annum.

      - We receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

      - The maximum amount of receivables which may be sold and outstanding at any point in time under this arrangement is $33 million.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      We are in the process of renewing this agreement with the bank and expect to complete it by October 31, 2004. On September 25, 2004, there were no receivables that were sold and outstanding and there was no retained interest. On September 27, 2003, $27.2 million of receivables were sold and outstanding, and we recorded $2.0 million of retained interest (see Other current assets). A summary of the transactions we completed for the first nine months of 2004 and 2003 are presented below (in thousands).

                                                       Nine Months Ended             Nine Months Ended
                                                       September 25, 2004            September 27, 2003
                                                       ------------------            ------------------
      Accounts receivable sold......................        $255,882                      $27,181
      Retained interest in receivables..............          (2,432)                      (2,039)
      Expense from sale.............................            (490)                        (168)
      Servicing fee received........................             106                           37
      Discounts and sales allowances................          (2,687)
                                                            --------                      -------
      Net cash received from sale...................        $250,379                      $25,011
                                                            ========                      =======

E.    GOODWILL AND OTHER INTANGIBLE ASSETS

      On September 25, 2004, non-compete assets totaled $9.8 million with accumulated amortization totaling $3.8 million, and licensing agreements totaled $4.2 million with accumulated amortization totaling $1.6 million. On September 27, 2003, non-compete assets totaled $7.9 million with accumulated amortization totaling $2.8 million, and licensing agreements totaled $2.9 million with accumulated amortization totaling $0.8 million.

      Estimated amortization expense for intangible assets as of September 25, 2004 for each of the five succeeding fiscal years is as follows (in thousands):

      2004...............................    $     641
      2005...............................        1,994
      2006...............................        1,750
      2007...............................        1,237
      2008...............................          934
      Thereafter.........................        2,051

      The changes in the net carrying amount of goodwill for the nine months ended September 25, 2004 and September 27, 2003 are as follows (in thousands):

      Balance as of December 27, 2003.............................     $125,028
      Acquisition.................................................        4,381
      Final purchase price allocation.............................       (3,397)
      Sale of interest in subsidiary..............................       (2,169)
      Other, net..................................................         (165)
                                                                       --------
      Balance as of September 25, 2004............................     $123,678
                                                                       ========

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

Balance as of December 28, 2002..................................................      $126,299
Final purchase price allocation..................................................        (2,810)
Other, net.......................................................................           888
                                                                                       --------
Balance as of September 27, 2003.................................................      $124,377
                                                                                       ========

F.    BUSINESS COMBINATIONS AND ASSET PURCHASES

      On April 2, 2004, one of our subsidiaries acquired a 50% interest in Shawnlee Construction, LLC ("Shawnlee"), which provides framing services for multi-family construction, and is located in Plainville, MA. The purchase price was approximately $4.8 million, allocating $1.2 million to tangible assets and purchased intangibles, $1.1 million to a non-compete agreement, $1.3 million to customer relationship related intangibles, $0.2 million to a backlog, and $1.0 million to goodwill. Shawnlee had net sales in fiscal 2003 totaling approximately $20 million. We have consolidated this entity, including a respective minority interest, because we exercise control.

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

G.    EMPLOYEE STOCK NOTES RECEIVABLE

      Employee stock notes receivable represents notes issued to us by certain employees and officers to finance the purchase of our common stock.
      Section 16 directors and executive officers do not, and are not allowed to, participate in this program.

H.    STOCK-BASED COMPENSATION

      As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the third quarter and first nine months of 2004 and 2003 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                           Sept. 25,  Sept. 27,  Sept. 25,  Sept. 27,
                                             2004        2003      2004       2003
                                           --------   --------   --------   --------
      Net Earnings:
        As reported                        $ 14,626   $ 12,205   $ 39,949   $ 33,867
        Deduct: compensation expense
           - fair value method                 (495)      (462)    (1,392)    (1,366)
                                           --------   --------   --------   --------
        Pro Forma                          $ 14,131   $ 11,743   $ 38,557   $ 32,501
                                           ========   ========   ========   ========
      EPS - Basic:
        As reported                        $   0.81   $   0.69   $   2.22   $   1.91
        Pro forma                          $   0.78   $   0.66   $   2.14   $   1.83
      EPS - Diluted:
        As reported                        $   0.78   $   0.66   $   2.13   $   1.85
        Pro forma                          $   0.76   $   0.65   $   2.08   $   1.82

                        UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

I.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES

      We are insured for environmental impairment liability for certain real properties through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state and local environmental laws, ordinances and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Schertz, TX; and Janesville, WI wood preservation facilities. In addition, a small reserve was established for our Thornton, CA property to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

      Including amounts from the captive insurance company, we have reserved amounts totaling approximately $1.8 million on September 25, 2004 and $2.8 million on September 27, 2003, representing the estimated costs to complete remediation efforts.

      The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, all of our wood preservation facilities have been converted to alternate preservatives, either Amine Copper Quaternary (ACQ) or borates.

      In November 2003, the EPA published its report on the risks associated with the use of CCA in children's playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. The EPA is reviewing the report and is expected to issue further clarifications.

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

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      We have been requested by a customer to defend it from purported class action lawsuits filed against it in Florida, Louisiana, Texas, Illinois and New Jersey. The Florida claim was denied class action status, and all appeals have been denied. We had previously been dismissed as a defendant from the Louisiana litigation, and this case was denied class action status in March 2004. The Illinois case and the Texas case were recently dismissed without prejudice, although the plaintiff may choose to appeal or refile. The remaining complaints do not allege personal injury or property damage. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain expenses incurred in the defense of these claims, we have not formally accepted liability of these costs.

      We believe that based on current facts, the remaining claims are unsubstantiated. Therefore, we have not accrued for any potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change. To the extent we are required to defend these actions, we intend to do so vigorously.

      In addition, on September 25, 2004, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

      On September 25, 2004, we had outstanding purchase commitments on capital projects of approximately $9.7 million.

      We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

      In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of September 25, 2004, we had approximately $22.8 million in outstanding payment and performance bonds which expire during the next eight to twenty-five months. In addition, approximately $9.4 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

      We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1 million.

      Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note D, "Sale of Accounts Receivable.")

      On September 25, 2004, we had outstanding letters of credit totaling $34.6 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.

      In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $16.3 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

      Our wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the Series 1998-A Senior Notes, Series 2002-A Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

      We did not enter into any new guarantee arrangements during the third quarter of 2004 which would require us to recognize a liability on our balance sheet.

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

K.    INSURANCE RECEIVABLE

      In April 2004, our plant in Thorndale, Ontario was destroyed by a fire. In accordance with FIN 30, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, we have written off inventory and the net book value of the destroyed property totaling $3.4 million to an insurance receivable and have collected $2 million of proceeds through September 25, 2004. We currently estimate that the insured value of this property will exceed its net book value, resulting in a gain. We will record this gain once final insurance amounts are determined.

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

                                    OVERVIEW

We are pleased to report strong results for the third quarter of 2004, which was highlighted by:

- Our sales growth in the site-built construction, industrial, and manufactured housing markets as we increased our share in each. Our unit sales to the do-it-yourself/retail (DIY/retail) market declined due to a decline in consumer demand for our products due to hurricanes and poor weather in Florida and the Southeastern United States and higher consumer sale prices. Higher lumber and chemical costs, combined with an increase in some of our customers' gross margin requirements, contributed to the higher sale prices being observed by consumers.

- Our increase in shipments to the manufactured housing market. While HUD code industry production reports year-over-year declines, we continue to increase our shipments to modular producers.

- Higher lumber prices which elevated our sales dollars and required a greater investment in working capital. Our sales increased 32% for the quarter, and we estimate that 21% of this increase was due to higher lumber and chemical costs.

- A fire that destroyed our site-built truss plant in Thorndale, Ontario in the second quarter. Although we maintained our service to customers by moving the work to other plants in the United States, transportation costs and operating inefficiencies resulted in greater costs in the third quarter.

- Enhanced profitability in spite of our decline in unit sales to the DIY/retail market, and the loss of operations at our Thorndale, Ontario plant. The 20% increase in net earnings we achieved for the quarter surpassed our 11% increase in unit sales.

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

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 26% of our total sales in the first nine months of 2004, down from 32% for the first nine months of 2003.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Several states have proposed legislation to limit the uses and disposal of CCA treated lumber. (See Note I, "Commitments, Contingencies and Guarantees.")

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

The majority of our products are used or installed in outdoor construction activities; therefore, short-term sales volume, our gross margins and our profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

MARKET CONDITIONS FOR THE SUPPLY OF CERTAIN LUMBER PRODUCTS AND INBOUND TRANSPORTATION MAY BE LIMITED. These conditions, which occur on occasion, have resulted in difficulties procuring desired quantities and receiving orders on a timely basis for all industry participants. We are not certain how these conditions may impact our short-term sales volumes and profitability. However, we attempt to mitigate the risks these conditions present by:

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

                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the nine months ended September 25, 2004 and September 27, 2003:

                                       Random Lengths Composite
                                            Average $/MBF
                                            -------------
                                           2004        2003
                                           ----        ----
January............................        $341        $278
February...........................         376         295
March..............................         382         277
April..............................         431         283
May................................         456         278
June...............................         423         303
July...............................         426         302
August.............................         473         336
September..........................         441         375

Third quarter average..............        $447        $338
Year-to-date average...............        $417        $303

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Third quarter percentage
increase from 2003.................        32.2%
Year-to-date percentage
increase from 2003.................        37.6%

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                                        Random Lengths SYP
                                          Average $/MBF
                                          -------------
                                         2004      2003
                                         ----      ----
January............................      $410      $387
February...........................       436       394
March..............................       487       392
April..............................       532       410
May................................       535       385
June...............................       498       384
July...............................       479       374
August.............................       503       398
September..........................       473       437

Third quarter average..............      $485      $403
Year-to-date average...............      $484      $396

Third quarter percentage
increase from 2003.................      20.3%
Year-to-date percentage
increase from 2003.................      22.2%

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

- Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time period and quantity limitations generally allow us to reprice our products for changes in lumber costs from our suppliers.

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

Changes in the trend of lumber prices have their greatest impact on the following products:

- Products that have significant inventory levels with low turnover rates and whose selling prices are indexed to the Lumber Market, such as treated lumber, which comprises almost twenty-five percent of our total sales. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (See "Risk Factors - Seasonality and weather conditions could adversely affect us.")

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

                                                   For the Three Months Ended           For the Nine Months Ended
                                                   --------------------------           -------------------------
                                                   Sept. 25,          Sept. 27,         Sept. 25,        Sept. 27,
                                                     2004               2003              2004             2003
                                                   ---------          ---------         ---------        ---------
Net sales....................................       100.0%             100.0%            100.0%           100.0%
Cost of goods sold...........................        88.2               86.5              87.8             85.9
                                                    -----              -----             -----            -----

Gross profit.................................        11.8               13.5              12.2             14.1
Selling, general, and
  administrative expenses....................         7.7                9.0               8.1              9.4
                                                    -----              -----             -----            -----

Earnings from operations.....................         4.1                4.5               4.1              4.7

Interest, net................................         0.5                0.7               0.6              0.8
Net gain on sale of real estate and
  interest in subsidiary.....................        (0.0)              (0.0)             (0.1)            (0.0)
                                                    -----              -----             -----            -----
                                                      0.5                0.7               0.5              0.8
                                                    -----              -----             -----            -----
Earnings before income taxes
 and minority interest.......................         3.6                3.8               3.6              3.9
Income taxes.................................         1.3                1.4               1.3              1.4
                                                    -----              -----             -----            -----

Earnings before minority interest............         2.3                2.4               2.3              2.5
Minority interest............................        (0.2)              (0.1)             (0.2)            (0.2)
                                                    -----              -----             -----            -----
Net earnings.................................         2.1%               2.3%              2.1%             2.3%
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

-     Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our net sales (in thousands) and change in net sales by market classification.

                                    For the Three Months Ended               For the Nine Months Ended
                               ------------------------------------    --------------------------------------
                                Sept. 25,        %       Sept. 27,      Sept. 25,       %          Sept. 27,
Market Classification             2004         Change      2003           2004        Change         2003
---------------------          -----------     ------   -----------    ------------   ------     ------------
DIY/Retail...................  $   280,700       7.2    $   261,812    $    804,188    11.6      $    720,311
Site-Built Construction......      194,643      73.8        111,980         479,808    65.3           290,225
Manufactured Housing.........      106,555      35.9         78,394         286,925    40.1           204,863
Industrial and Other.........      127,396      51.5         84,092         346,606    51.4           228,961
                               -----------              -----------    ------------              ------------
Total........................  $   709,294      32.3    $   536,278    $  1,917,527    32.8      $  1,444,360
                               ===========              ===========    ============              ============

Note: In the first quarter of 2004, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

Net sales in the third quarter of 2004 increased 32% compared to the third quarter of 2003 resulting from an estimated increase in units shipped of approximately 11%, while overall selling prices increased by 21%. Overall selling prices increased as a result of the Lumber Market (see "Historical

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Lumber Prices") and higher preservative prices (ACQ). We estimate that our unit sales increased by 8% as a result of business acquisitions and new plants, while our unit sales out of existing facilities increased by 5%. Plant closures and the sale of Nascor Incorporated caused our unit sales to decrease by 2% in the third quarter of 2004.

Net sales in the first nine months of 2004 increased 33% compared to the first nine months of 2003 resulting from an estimated increase in units shipped of approximately 11%, while overall selling prices increased by 22%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices") and higher preservative prices (ACQ). We estimate that our unit sales increased by 7% as a result of business acquisitions and new plants while our unit sales out of existing facilities increased by 6%. Plant closures and the sale of Nascor Incorporated decreased our unit sales by 2% in the first nine months of 2004.

DIY/Retail:

Net sales to the DIY/retail market increased 7% in the third quarter of 2004 compared to 2003, due to the higher Lumber Market and preservative prices. Our unit sales declined 10% comparing the two periods, which we believe was due to a decline in demand as a result of higher product costs for consumers. An increase in consumer costs can be traced primarily to higher lumber prices and chemical costs, combined with higher gross margin requirements of some of our customers. Demand in the Southeastern United States and Florida was also impacted by hurricanes and poor weather.

Net sales to the DIY/retail market increased 12% in the first nine months of 2004 compared to 2003, due to the higher Lumber Market and preservative prices. Our unit sales declined 7% comparing the two periods due to poor weather and higher product costs for consumers as discussed above.

Site-Built Construction:

Net sales to the site-built construction market increased 74% in the third quarter of 2004 compared to 2003, despite the sale of our interest in Nascor Incorporated. This increase primarily resulted from acquisitions (see "Business Combinations and Asset Purchases") and new plants opened since September 27, 2003. Also, unit sales growth out of existing plants totaled approximately 19% for the quarter, which was driven primarily by our Southern California and Colorado regions. In addition, we estimate the Lumber Market caused our selling prices to increase 29% this quarter.

Net sales to the site-built construction market increased 65% in the first nine months of 2004 compared to 2003, despite the sale of our interest in Nascor Incorporated. This increase primarily resulted from acquisitions and new plants opened since September 27, 2003, and unit sales growth

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

out of existing plants totaling approximately 21% for the period. In addition, we estimate the Lumber Market caused our selling prices to increase 21% in the first nine months of 2004.

Manufactured Housing:

Net sales to the manufactured housing market increased 36% in the third quarter of 2004 compared to the same period of 2003. This increase resulted primarily from an estimated 27% increase in selling prices due to the higher Lumber Market combined with a 9% increase in units shipped. Although industry production for HUD code homes was down approximately 6% for the quarter, we have increased our shipments to producers of modular homes.

Net sales to the manufactured housing market increased 40% in the first nine months of 2004 compared to the same period of 2003. This increase resulted primarily from an estimated 29% increase in selling prices due to the higher Lumber Market combined with an 11% increase in units shipped. Although industry production for HUD code homes was down approximately 4% for the first nine months, we have increased our shipments to producers of modular homes.

Industrial and Other:

Net sales to the industrial and other market increased 51% in the third quarter of 2004 compared to the same period of 2003. This increase resulted from a combination of unit sales increases out of several existing facilities totaling approximately 29%, combined with higher selling prices due to the Lumber Market. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing and purchasing.

Net sales to the industrial and other market increased 51% in the first nine months of 2004 compared to the same period of 2003. This increase resulted from a combination of unit sales increases out of several existing facilities totaling approximately 25%, combined with higher selling prices due to the Lumber Market.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                                               Three Months Ended        Nine Months Ended
                                             ----------------------    ---------------------
                                             Sept.25,     Sept. 27,    Sept.25,    Sept. 27,
                                               2004         2003         2004        2003
                                             --------     ---------    --------    ---------
Value-Added...........................        49.9%         49.6%        49.6%       50.7%
Commodity-Based.......................        50.1%         50.4%        50.4%       49.3%

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Value-added sales increased 33% in the third quarter of 2004 compared to 2003, primarily due to increased sales of EverX (composite decking), engineered wood components, industrial packaging products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 31% during the third quarter of 2004 primarily due to the higher Lumber Market, higher preservative prices and a 7% increase in unit sales.

Value-added sales increased 29% in the first nine months of 2004 compared to 2003, primarily due to increased sales of EverX (composite decking), engineered wood components, industrial packaging products and other specialty products supplied to the DIY/retail market. Commodity-based sales increased 36% during the first nine months of 2004 primarily due to the higher Lumber Market, higher preservative prices and a 6% increase in unit sales. Therefore, our decline in value-added sales as a percentage of total sales was due to the significant impact of the Lumber Market on selling prices of commodity-based products.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales decreased in the third quarter and first nine months of 2004 compared to the same periods of 2003 due to the Lumber Market, which was substantially higher than the prior year. Generally, a higher Lumber Market results in a decrease in our gross margin (see "Impact of the Lumber Market on our Operating Results") because we attempt to price certain products to earn a fixed profit per unit. Therefore, in a period of higher lumber prices, as we have experienced in 2004, our gross margin will decline. As a result of this factor, we believe a more meaningful analysis of our profitability is a comparison of the change in gross profit dollars compared to our change in units shipped. Our gross profit dollars increased by over 15% in the third quarter of 2004, while units shipped increased by 11%. Our gross profit dollars increased by almost 15% in the first nine months of 2004, while units shipped increased by 11%. Our improved profitability for each of these periods was primarily due to the effect of the rising Lumber Market in the second and third quarters on products we inventory and whose selling prices are tied to the Lumber Market and improved profitability on sales to the industrial market. In addition, many of our treating plants began converting to a new preservative in the third quarter of 2003 and experienced inefficiencies. The positive effects mentioned above more than offset the operating inefficiencies we experienced from the fire at our plant in Thorndale, Ontario and poor first and second quarter results from one of our multi-family framing subsidiaries in the West. We believe we have taken appropriate actions to improve performance at this framing operation, including personnel changes. We do not presently believe this venture will have a material adverse effect on our future operating results.

In the third quarter of 2004, one of our multi-family framing subsidiaries in the West commenced certain new construction projects which are expected to be completed in six to twelve months. Based on the nature of these projects, calculating precise estimates is difficult except to determine we will not recognize a loss. Accordingly, total estimated gross profit on these projects range from

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

breakeven to a gross profit of approximately $2.2 million. We have used the low end of the range while utilizing the percentage of completion method of accounting. If we had used the high end of the range, our gross profits for the third quarter and first nine months of 2004 would have been approximately $800,000 higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 7.7% in the third quarter of 2004 compared to 9.0% in the same period of 2003 primarily due to the impact of the Lumber Market on our selling prices. SG&A expenses increased by 13% in the third quarter of 2004 compared to the same period of 2003, which compares unfavorably with our 11% increase in unit sales, primarily due to higher incentive compensation costs tied to profits and return on investment. In addition, our gross profit increase of 15% exceeded our SG&A increase of 13%.

Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 8.1% in the first nine months of 2004 compared to 9.4% in the same period of 2003 primarily due to the impact of the Lumber Market on our selling prices. SG&A expenses increased by 14% in the first nine months of 2004 compared to the same period of 2003, which compares unfavorably with our 11% increase in unit sales, primarily due to higher incentive compensation costs and bad debt expense incurred in the second quarter. In addition, our gross profit increase of 15% exceeded our SG&A increase of 14%.

INTEREST, NET

Net interest costs increased in the third quarter of 2004 compared to the same period of 2003 due to a slightly higher average debt balance in 2004.

Net interest costs decreased in the first nine months of 2004 compared to the same period of 2003. This decrease was due to the maturity and payment of debt with higher interest rates.

NET GAIN ON SALE OF REAL ESTATE AND INTEREST IN SUBSIDIARY

We entered into the following transactions during the first nine months of 2004:

- During the first quarter of 2004, we sold our interest in Nascor Incorporated ("Nascor") and recognized a pre-tax loss of approximately $193,000 on the sale.

- During the first quarter of 2004, we sold a plant in Bend, OR, and recognized a pre-tax gain of approximately $562,000 in the first quarter and an additional $207,000 in the second quarter as we collected the note receivable issued to us on the sale.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

- During the second quarter, we sold a plant in Modesto, CA, and recognized a pre-tax gain of approximately $368,000 on the sale.

We recorded income taxes on these transactions totaling approximately $722,000.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 36.2% in the third quarter of 2004 from 37.4% in the same period of 2003 due to a change in estimated permanent tax differences for the year.

Our effective tax rate was 37.3% in the first nine months of 2004 compared to 37.0% in the same period of 2003, primarily due to $290,000 of estimated income tax we recorded on the sale of Nascor in January 2004.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

                         LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

                                                                  Sept. 25,     Sept.27,
                                                                    2004          2003
                                                                  ---------     --------
Cash from operating activities ..............................     ($13,201)     $ 67,904
Cash from investing activities ..............................      (23,422)      (25,123)
Cash from financing activities ..............................       38,478       (44,975)
                                                                  --------      --------
Net change in cash and cash equivalents .....................        1,855        (2,194)
Cash and cash equivalents, beginning of period ..............       17,430        17,534
                                                                  --------      --------
Cash and cash equivalents, end of period ....................     $ 19,285      $ 15,340
                                                                  ========      ========

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

Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. We experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 25, 2003 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 45 days in the first nine months of 2004 from 46 days in the first nine months of 2003, primarily due to a decrease in our days supply of inventory and an extension on our payables cycle, offset by an increase in our receivables cycle (excluding the effects of our sale of receivables program). The increase in our receivables cycle was primarily due to a greater percentage of our sales going to the site-built and industrial markets which have longer payment terms.

Cash flows used for operating activities increased in the first nine months of 2004 compared to the same period of 2003 by approximately $81 million. This increased use of cash was primarily due to three factors:

- We carried higher than normal inventory levels at the end of 2002 due to a combination of poor weather and opportunistic buying by our purchasing offices due to the low Lumber Market at that time. Since a portion of our seasonal investment in inventory occurred earlier than normal (at the end of 2002 instead of the first quarter of 2003), this had the effect of minimizing our seasonal use of cash in 2003.

- We did not have an accounts receivable sale in September 2004 as we had in September 2003 resulting in higher cash flows in 2003.

- An increase in our units shipped and a higher Lumber Market required a greater investment in working capital in 2004.

Cash used for investing activities declined by $1.7 million in the first nine months of 2004 compared to the same period of 2003. Capital expenditures decreased to $25.1 million in the first nine months of 2004 compared to $33.3 million in the same period of 2003. In 2003, we spent a greater amount on expansionary projects in the first nine months of the year. We expect to spend approximately $47 million on capital expenditures in 2004, which includes outstanding purchase commitments on capital projects totaling approximately $9.7 million on September 25, 2004. Estimated capital

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

expenditures for 2004 are higher than originally expected due to $8 million in costs to rebuild our truss plant in Thorndale, Ontario, before considering insurance proceeds. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolver.

In addition, we spent approximately $10.1 million on business acquisitions (see Note F, "Business Combinations and Asset Purchases") during the first nine months of 2004 and collected $4.7 million from the sale of our interest in Nascor Incorporated.

Cash provided by financing activities increased $83 million in the first nine months of 2004 compared to the same period of 2003, primarily due to increased borrowings under our revolver to support the capital requirements discussed above.

Additionally, we spent approximately $0.1 million to repurchase 4,050 shares of our common stock in the first nine months of 2004. We have authorization from the Board of Directors to purchase an additional 1.5 million shares.

On September 25, 2004, we had $70.5 million outstanding on our $200 million revolver. The revolver also supports letters of credit totaling approximately $29.7 million on September 25, 2004. Financial covenants on our revolver and senior unsecured notes include a minimum net worth requirement, a minimum interest coverage test, a minimum fixed charge coverage test, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within our requirements at September 25, 2004.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 and 15d - 15) as of September 25, 2004, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with our filing of this third quarter report on Form 10-Q for the quarterly period ended September 25, 2004.

(b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a - 15 and 15d - 15 under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of equity securities in the third quarter not registered under the Securities Act.

                      Date of   Class of      Number       Consideration
                       Sale      Stock      of Shares        Purchasers       Exchanged
                      -------   --------    ---------      -------------      ----------
Stock Gift Program    Various    Common        506        Eligible persons       None

(b)   None.

(c)   Issuer purchases of equity securities.

               Fiscal Month                               (a)         (b)       (c)          (d)
               ------------                             -------    ---------  --------   --------------
June 27 - July 31, 2004(1)...........................                                      1,550,587
August 1 - 28, 2004..................................                                      1,550,587
August 29 - September 25, 2004.......................                                      1,550,587

      (a)   Total number of shares purchased.

      (b)   Average price paid per share.

      (c) Total number of shares purchased as part of publicly announced plans or programs.

      (d) Maximum number of shares that may yet be purchased under the plans or programs.

      (1) On October 21, 1998, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 1.8 million shares of our common stock. On October 18, 2000 and November 14, 2001, the Board of Directors authorized an additional 1 million shares and 2.5 million shares, respectively, to be repurchased under the program. As of September 25, 2004, cumulative total authorized shares available for repurchase is 1.5 million shares.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 5.  Other Information.

In the third quarter of 2004, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $22,000 for 2004.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10(a) Form of Conditional Share Grant Agreement Utilized Under the Company's
      Long-Term Incentive Plan.

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

                            UNIVERSAL FOREST PRODUCTS, INC.

Date:  October 25, 2004     By: /s/ William G. Currie
                                ------------------------------------------------
                                 William G. Currie
                            Its: Vice Chairman of the Board and Chief Executive
                                 Officer

Date:  October 25, 2004     By: /s/ Michael R. Cole
                                ------------------------------------------------
                                 Michael R. Cole
                            Its: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
----------        -----------
10(a)             Form of Conditional Share Grant Agreement Utilized Under the
                  Company's Long-Term Incentive Plan.

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