Form 10-K
period 2004-12-25
UNIVERSAL FOREST PRODUCTS INC
filed 2005-03-10
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 2934. FOR FISCAL YEAR ENDED DECEMBER 25, 2004.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.
      Yes: [X]     No: [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
      Yes: [X]     No: [ ]

As of June 26, 2004, 17,945,158 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $446,843,443 computed at the closing price of $30.80 on that date.

As of January 29, 2005, 18,014,518 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1) Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended December 25, 2004 are incorporated by reference into
      Part I and II of this Report.

(2) Certain portions of the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       Exhibit Index located on page E-1.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 25, 2004
                                TABLE OF CONTENTS

                                     PART I

Item 1.     Business.                                                          3
Item 2.     Properties.                                                        7
Item 3.     Legal Proceedings.                                                 8
Item 4.     Submission of Matters to a Vote of Security Holders.               8

Additional item: Executive Officers of the Registrant.                         8

                                   PART II

Item 5.     Market for Registrant's Common Equity, Related Shareholder         9
            Matters and Issuer Purchases of Equity Securities.
Item 6.     Selected Financial Data.                                          10
Item 7.     Management's Discussion and Analysis of Financial Condition       10
            and Results of Operations.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.       10
Item 8.     Financial Statements and Supplemental Data.                       11
Item 9.     Changes In and Disagreements with Accountants on Accounting       11
            and Financial Disclosure.
Item 9A.    Controls and Procedures.                                          11
Item 9B.    Other Information.                                                12

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant.               12
Item 11.    Executive Compensation.                                           12
Item 12.    Security Ownership of Certain Beneficial Owners and Management    12
            and Related Shareholder Matters.
Item 13.    Certain Relationships and Related Transactions.                   13
Item 14.    Principal Accountant Fees and Services.                           13

                                   PART IV

Item 15.    Exhibits, Financial Statement Schedules.                          13

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS.

Universal Forest Products, Inc. was organized as a Michigan corporation in 1955. We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products to the Do-It-Yourself/retail ("DIY/retail"), site-built construction, manufactured housing, and industrial markets. We currently operate facilities throughout the United States, Canada, and Mexico.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 25, 2004 ("2004 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2004 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under the definition of a segment, our Eastern and Western Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. We have aggregated our divisions into one reporting segment, consistent with SFAS 131. Accordingly, separate industry segment information is not presented.

NARRATIVE DESCRIPTION OF BUSINESS.

We presently engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Each of these markets is discussed in the paragraphs which follow.

DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 25% of our total net sales for fiscal 2004, and 30% for 2003 and 2002.

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

We currently supply customers in this market from many of our locations. These regional facilities are able to supply mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The close proximity of our regional facilities to the various outlets of these customers is a significant advantage when negotiating annual sales programs.

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. In addition to our conventional lumber products, we offer composite wood and plastic products. We also sell engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see "Site-Built Construction Market" below).

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

Site-Built Construction Market. We entered the site-built construction market through strategic business acquisitions beginning in 1997. The residential housing customers comprising this market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and commercial construction. Generally, terms of sale and pricing are determined based on quotes for each order.

We currently supply customers in this market from many manufacturing facilities located in many different states and Canada. These facilities manufacture various engineered wood components used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000(R), I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

We also provide framing services for customers in certain regional markets, in which we erect the wood structure. We believe that providing a comprehensive framing package, including installation, provides a competitive advantage. Terms of sale are based on a construction contract.

Competitors in this market include regional retail contractor yards who also manufacture components, as well as regional manufacturers of components. Our objective is to continue to increase our manufacturing capacity and framing capabilities for this market while developing a national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, product quality and timeliness of delivery.

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

Suppliers. We are one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). We use primarily southern yellow pines in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer's output, (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials. We believe this represents a competitive advantage.

Intellectual Property. We own several patents and have several patents pending on technologies related to our business. In addition, we own numerous registered trademarks and claim common law trademark rights to several others. As we develop proprietary brands, we may pursue registration or other formal protection. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

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

On December 25, 2004 and December 27, 2003, we estimate that backlog orders associated with the site-built construction business approximated $69.2 million and $76.8 million, respectively. We expect that these orders will be filled within the current fiscal year.

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

Environmental. Information required for environmental disclosures is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.

Employees. At January 29, 2005, we had approximately 8,200 employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

The dominant portion of our operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note Q of the Consolidated Financial Statements presented under Item 8 herein.

AVAILABLE INFORMATION.

Our Internet address is www.ufpi.com. Through our Internet web site under "Financials" in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet web site under "Corporate Governance" in the Investor Relations section is our Code of Ethics for Senior Financial Officers.

REPORTS TO SECURITY HOLDERS.

Not applicable.

ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have 98 facilities located throughout the United States, Canada, and Mexico. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.

We own all of our properties, free from any significant mortgage or other encumbrance, except for fourteen regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

ITEM 3. LEGAL PROCEEDINGS.

Information regarding our legal proceedings is set forth in Note N of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2005. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

       Name               Age                         Position
William G. Currie          57   Vice Chair. of the Board and Chief Exec. Officer, Universal Forest Products, Inc.
Michael B. Glenn           53   President and Chief Operating Officer, Universal Forest Products, Inc.
C. Scott Greene            49   President, Universal Forest Products Eastern Division, Inc.
Robert K. Hill             57   President, Universal Forest Products Western Division, Inc.
Robert D. Coleman          50   Executive Vice President Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad          44   Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole            38   Chief Financial Officer and Treasurer, Universal Forest Products, Inc.

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

                                     PART II

The following information items in this Part II, which are contained in the 2004 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2004 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The information relating to market, holders and dividends is incorporated by reference from the 2004 Annual Report under the caption "Price Range of Common Stock and Dividends."

      Sales of equity securities in the fourth quarter not registered under the Securities Act:


                              Date of     Class of     Number of                        Consideration
                               Sale        Stock        Shares       Purchasers           Exchanged
                              -------     --------     ---------     ----------         -------------
Stock Gift Program           Various      Common          248         Eligible              None
                                                                      persons

(b) Not applicable.

(c) There were no issuer purchases of equity securities during the fourth quarter.

Fiscal Month                                             (a)         (b)        (c)       (d)
------------                                           -------    ---------  --------   ---------
September 26 - October 30, 2004(1)...................                                   1,550,587
October 31 - November 27, 2004.......................                                   1,550,587
November 28 - December 25, 2004......................                                   1,550,587

      (a)   Total number of shares purchased.

      (b)   Average price paid per share.

      (c) Total number of shares purchased as part of publicly announced plans or programs.

      (d) Maximum number of shares that may yet be purchased under the plans or programs.

----------
(1) On October 21, 1998, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 1.8 million shares of our common stock. On October 18, 2000 and November 14, 2001, the Board of Directors authorized an additional 1 million shares and 2.5 million shares, respectively, to be repurchased under the program. As of December 25, 2004, cumulative total authorized shares available for repurchase is 1.5 million shares.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is incorporated by reference from the 2004 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference from the 2004 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 25, 2004, the estimated fair value of our long-term debt, including the current portion, was $210.1 million, which was $3.0 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

                                             2005    2006   2007    2008      2009    Thereafter      Total
                                           --------  ----- ----- ---------  --------- ----------    --------
($US equivalents, in thousands)
Long-term Debt:
    Fixed Rate ($US)                       $ 21,500               $ 78,500  $ 15,000  $ 40,000      $155,000
        Average interest rate                  6.69%                  6.98%     5.63%     6.16%
    Variable Rate ($US)                    $    533  $ 452 $ 358  $  2,362  $ 30,129  $ 18,308      $ 52,142
        Average interest rate(1)               2.78%

----------
(1)Average of rates at December 25, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated by reference from the 2004 Annual Report under the following captions:

"Management's Annual Report on Internal Control Over Financial Reporting" "Report of Independent Registered Public Accounting Firm
     on Internal Control Over Financial Reporting"
"Report of Independent Registered Public Accounting Firm"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(1) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 25, 2004 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2) Management's Annual Report on Internal Control Over Financial Reporting. Management's Annual Report on Internal Control Over Financial Reporting is included in the 2004 Annual Report under the caption "Management's Annual Report on Internal Control Over Financial Reporting" and is incorporated herein by reference. Our accounting firm's attestation on that Report is also included in the 2004 Annual Report in the caption "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and is incorporated herein by reference.

(3) Changes in Internal Controls. During the fourth quarter ended December 25, 2004, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from our definitive Proxy Statement for the year ended December 25, 2004 for the 2005 Annual Meeting of Shareholders, as filed with the Commission ("2005 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance." Information relating to our code of ethics is included in this report in Part I under the caption "Available Information".

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated by reference from the 2005 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2005 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 25, 2004, is as follows:

                                                                                                 Number of shares
                                                                   Number of                     remaining available
                                                                   shares to     Weighted        for future issuance
                                                                   be issued     average         under equity
                                                                   upon          exercise        compensation plans
                                                                   exercise of   price of        [excluding shares
                                                                   outstanding   outstanding     reflected in
                                                                   options       options         column (a)]
                                                                   -----------   -----------     -------------------
                                                                       (a)           (b)                (c)
                                                                   -----------   -----------     -------------------
Equity compensation plans approved by security holders             1,877,259      $17.42             837,374
Equity compensation plans not approved by security holders         none

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions is incorporated by reference from the 2005 Proxy Statement under the captions "Election of Directors" and "Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to the types of services rendered by our Independent Auditors and the fees paid for these services is incorporated by reference from our 2005 Proxy Statement under the caption "Independent Public Accountants."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements. The following Management's Annual Report, Reports of Independent Registered Public Accounting Firm and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2004 Annual Report:

      Management's Annual Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm on
           Internal Control Over Financial Reporting
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003 Consolidated Statements of Earnings for the Years Ended December 25, 2004,
           December 27, 2003 and December 28, 2002
      Consolidated Statements of Shareholders' Equity for the Years Ended
           December 25, 2004, December 27, 2003 and December 28, 2002 Consolidated Statements of Cash Flows for the Years Ended
           December 25, 2004, December 27, 2003 and December 28, 2002
      Notes to Consolidated Financial Statements

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

(b) Reference is made to the Exhibit Index which is included in this Form 10-K Report.

(c)   Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2005            UNIVERSAL FOREST PRODUCTS, INC.

                                 By:   /s/ William G. Currie
                                       ----------------------------------------
                                       WILLIAM G. CURRIE, VICE CHAIRMAN OF THE
                                       BOARD AND CHIEF EXECUTIVE OFFICER

                                 and

                                       /s/ Michael R. Cole
                                       ----------------------------------------
                                       MICHAEL R. COLE, CHIEF FINANCIAL OFFICER
                                       AND TREASURER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March, 2005, by the following persons on behalf of us and in the capacities indicated.

      Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter F. Secchia                /s/ William G. Currie
--------------------------------    ----------------------------------------
PETER F. SECCHIA, DIRECTOR          WILLIAM G. CURRIE, DIRECTOR

/s/ Dan M. Dutton                   /s/ John M. Engler
--------------------------------    ----------------------------------------
DAN M. DUTTON, DIRECTOR             JOHN M. ENGLER, DIRECTOR

/s/ John W. Garside                 /s/ Gary F. Goode
--------------------------------    ----------------------------------------
JOHN W. GARSIDE, DIRECTOR           GARY F. GOODE, DIRECTOR

/s/ Mark A. Murray                  /s/ Philip M. Novell
--------------------------------    ----------------------------------------
MARK A. MURRAY, DIRECTOR            PHILIP M. NOVELL, DIRECTOR

/s/ Louis A. Smith
--------------------------------
LOUIS A. SMITH, DIRECTOR

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

10       Material Contracts.

         (a) Form of Conditional Share Grant Agreement utilized under the Company's Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004.

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

         (a)(6) Form of Conditional Share Grant Agreement utilized under the Company's Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004.

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

         (i)(4) Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004.

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

         (k)(3) Program for Accounts Receivable Transfer ("PARTS") Agreement dated November 12, 2004 was filed as Exhibit 10(k) to a Form 8-K Current Report dated November 15, 2004.

13 Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 25, 2004.

14       Code of Ethics for Senior Financial Officers

         (a)      Code of Ethics for Chief Financial Officer

         (b)      Code of Ethics for Vice President of Accounting and
                  Administration.

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP.

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

----------
* Indicates a compensatory arrangement.