Form 10-Q
period 2005-03-26
UNIVERSAL FOREST PRODUCTS INC
filed 2005-05-02
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22684

                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                                       38-1465835
     -------------------------------                    -----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

     2801 East Beltline NE, Grand Rapids, Michigan             49525
     ---------------------------------------------           ----------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                       Outstanding as of March 26, 2005
         --------------------------            --------------------------------
         Common stock, no par value                     18,121,589

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION.

     Item 1.     Financial Statements.

                 Consolidated Condensed Balance Sheets at March 26, 2005,
                     December 25, 2004, and March 27, 2004.                                                   3-4

                 Consolidated Condensed Statements of Earnings for the Three
                     Months Ended March 26, 2005 and March 27, 2004.                                            5

                 Consolidated Condensed Statements of Cash Flows for the Three
                     Months Ended March 26, 2005 and March 27, 2004.                                          6-7

                 Notes to Consolidated Condensed Financial Statements.                                       8-15

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                                                   16-28

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                                   29

     Item 4.     Controls and Procedures.                                                                      30

PART II.         OTHER INFORMATION.

     Item 1.     Legal Proceedings - NONE.

     Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.                                  31

     Item 3.     Defaults Upon Senior Securities - NONE.

     Item 4.     Submission of Matters to a Vote of Security Holders - NONE.

     Item 5.     Other Information.                                                                            32

     Item 6.     Exhibits.                                                                                     33

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share data)

                                                                          March 26,   December 25,   March 27,
                                                                            2005         2004          2004
                                                                          ---------   ------------   ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.........................................   $  28,396   $     25,274   $  22,052
     Accounts receivable, net..........................................     179,954        151,811     206,508
     Inventories:
          Raw materials................................................     146,936        116,104     106,967
          Finished goods...............................................     139,899         96,817     112,237
                                                                          ---------   ------------   ---------
                                                                            286,835        212,921     219,204
     Other current assets..............................................      15,429         16,477       6,009
                                                                          ---------   ------------   ---------
              TOTAL CURRENT ASSETS.....................................     510,614        406,483     453,773

OTHER ASSETS...........................................................       8,303          7,952       8,523
GOODWILL...............................................................     123,901        123,845     122,458
OTHER INTANGIBLE ASSETS, net...........................................       7,207          7,807       6,381
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment.....................................     388,231        380,632     362,522
     Accumulated depreciation and amortization.........................    (169,862)      (164,359)   (150,989)
                                                                          ---------   ------------   ---------
              PROPERTY, PLANT AND EQUIPMENT, NET.......................     218,369        216,273     211,533
                                                                          ---------   ------------   ---------
TOTAL ASSETS  .........................................................   $ 868,394   $    762,360   $ 802,668
                                                                          =========   ============   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable..................................................   $ 123,508   $     87,399   $ 116,789
     Accrued liabilities:
          Compensation and benefits....................................      43,343         58,151      35,774
          Other .......................................................      21,935         16,282      15,306
     Current portion of long-term debt and capital lease obligations...      21,910         22,033       6,010
                                                                          ---------   ------------   ---------
              TOTAL CURRENT LIABILITIES................................     210,696        183,865     173,879

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion..............................................     251,806        185,109     285,682
DEFERRED INCOME TAXES..................................................      18,597         18,476      16,076
MINORITY INTEREST......................................................       7,765          8,265       5,433
OTHER LIABILITIES......................................................      10,153          9,876       9,649
                                                                          ---------   ------------   ---------
              TOTAL LIABILITIES........................................     499,017        405,591     490,719

                         UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                            March 26,   December 25,   March 27,
                                                                              2005         2004          2004
                                                                            ---------   ------------   ---------
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 18,121,589, 18,002,255 and 17,889,664.............  $  18,122   $  18,002      $  17,890
     Additional paid-in capital...........................................     92,223      89,269         86,944
     Deferred stock compensation..........................................      4,197       3,423          3,187
     Deferred stock compensation rabbi trust..............................     (2,087)     (1,331)        (1,330)
     Retained earnings....................................................    256,656     247,427        206,200
     Accumulated other comprehensive earnings.............................      1,635       1,525            701
                                                                            ---------   ---------      ---------
                                                                              370,746     358,315        313,592
     Employee stock notes receivable......................................     (1,369)     (1,546)        (1,643)
                                                                            ---------   ---------      ---------
          TOTAL SHAREHOLDERS' EQUITY......................................    369,377     356,769        311,949
                                                                            ---------   ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................  $ 868,394   $ 762,360      $ 802,668
                                                                            =========   =========      =========

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except per share data)

                                                                                 Three Months Ended
                                                                              ------------------------
                                                                              March 26,      March 27,
                                                                                2005            2004
                                                                              ---------      ---------
NET SALES .................................................................   $ 537,160      $ 465,665

COST OF GOODS SOLD.........................................................     469,931        409,304
                                                                              ---------      ---------

GROSS PROFIT...............................................................      67,229         56,361

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............................      49,851         43,840
                                                                              ---------      ---------

EARNINGS FROM OPERATIONS...................................................      17,378         12,521

OTHER EXPENSE (INCOME):
     Interest expense......................................................       3,775          3,631
     Interest income.......................................................        (149)           (83)
     Net gain on sale of real estate and interest in subsidiary............      (1,272)          (369)
                                                                              ---------      ---------
                                                                                  2,354          3,179
                                                                              ---------      ---------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.........................      15,024          9,342

INCOME TAXES...............................................................       5,759          3,644
                                                                              ---------      ---------

EARNINGS BEFORE MINORITY INTEREST..........................................       9,265          5,698

MINORITY INTEREST..........................................................         (36)          (131)
                                                                              ---------      ---------

NET EARNINGS  .............................................................   $   9,229      $   5,567
                                                                              =========      =========

EARNINGS PER SHARE - BASIC.................................................   $    0.51      $    0.31

EARNINGS PER SHARE - DILUTED...............................................   $    0.49      $    0.30

WEIGHTED AVERAGE SHARES OUTSTANDING........................................      18,187         17,961

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS..........      18,972         18,709

See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                      Three Months Ended
                                                                                   ------------------------
                                                                                   March 26,      March 27,
                                                                                      2005          2004
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                       $   9,229      $   5,567
Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation.............................................................         7,345          6,672
     Amortization of intangibles..............................................           601            410
     Deferred income taxes....................................................            19             20
     Minority interest........................................................            36            131
     Loss on sale of interest in subsidiary...................................                          193
     Net gain on sale or impairment of property, plant, and equipment.........        (1,131)          (603)
     Changes in:
       Accounts receivable....................................................       (28,643)       (73,128)
       Inventories............................................................       (73,913)       (48,711)
       Accounts payable.......................................................        36,108         37,850
       Accrued liabilities and other..........................................        (6,160)         1,245
                                                                                   ---------      ---------
     NET CASH FROM OPERATING ACTIVITIES.......................................       (56,509)       (70,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.....................................       (10,604)        (7,295)
Acquisitions, net of cash received............................................                       (5,360)
Proceeds from sale of interest in subsidiary..................................                        4,679
Proceeds from sale of property, plant and equipment...........................         2,295            740
Other assets, net.............................................................           366            178
                                                                                   ---------      ---------
     NET CASH FROM INVESTING ACTIVITIES.......................................        (7,943)        (7,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities..............................        66,713         81,516
Repayment of long-term debt...................................................          (138)           (58)
Proceeds from issuance of common stock........................................         1,462            857
Distributions to minority shareholder.........................................          (536)          (125)
Repurchase of common stock....................................................                         (116)
Other.........................................................................            73            (40)
                                                                                   ---------      ---------
     NET CASH FROM FINANCING ACTIVITIES.......................................        67,574         82,034
                                                                                   ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................         3,122          4,622
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................        25,274         17,430
                                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD......................................     $  28,396      $  22,052
                                                                                   =========      =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest.................................................................     $     877      $     863
     Income taxes.............................................................         1,489         (1,913)

                         UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - CONTINUED

                                                                                     Three Months Ended
                                                                                   ------------------------
                                                                                   March 26,      March 27,
                                                                                     2005           2004
                                                                                   ---------      ---------
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable...............................   $    500

NON-CASH INVESTING ACTIVITIES:
Note receivable exchanged for property, plant and equipment.....................                  $   1,455

NON-CASH FINANCING ACTIVITIES:
Common stock issued to trust under deferred compensation plan...................   $     761      $     716
Common stock issued under stock gift plan.......................................          13             19
Common stock issued under directors' stock grant plan...........................         107             75

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

      In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 25, 2004.

      Certain reclassifications have been made to the Financial Statements for 2004 to conform to the classifications used in 2005.

B.    REVENUE RECOGNITION

      Earnings on construction contracts are reflected in operations either by the percentage-of-completion method or completed contract method depending on the nature of the business at individual operations. Under the percentage-of-completion method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for the revisions become known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Under the completed contract method, revenues and related earnings are recorded when the contracted work is complete and losses are charged to operations in their entirety when such losses become apparent.

      The following table presents the balances of percentage-of-completion accounts:

                                                          March 26,     March 27,
                                                            2005          2004
                                                          ---------     ---------
      Cost and Earnings in Excess of Billings......       $   2,568     $   1,891
      Billings in Excess of Cost and Earnings......           2,294         2,142

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

C.    COMPREHENSIVE INCOME

      Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $9.3 million and $4.9 million for the quarter ended March 26, 2005 and March 27, 2004, respectively.

D.    EARNINGS PER COMMON SHARE

      A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                                                          Three Months Ended 03/26/05                Three Months Ended 03/27/04
                                                       ----------------------------------       ------------------------------------
                                                                                    Per                                        Per
                                                         Income        Shares      Share          Income         Shares       Share
                                                       (Numerator)  (Denominator)  Amount       (Numerator)   (Denominator)   Amount
                                                       -----------  -------------  ------       -----------   -------------   ------
      NET EARNINGS...................................  $     9,229                              $     5,567

      EPS - BASIC
      Income available to common stockholders........        9,229         18,187  $ 0.51             5,567          17,961   $ 0.31
                                                                                   ======                                     ======

      EFFECT OF DILUTIVE SECURITIES
      Options........................................                         785                                       748
                                                                           ------                                    ------

      EPS - DILUTED
      Income available to common stockholders and
        assumed options exercised....................  $     9,229         18,972  $ 0.49       $     5,567          18,709   $ 0.30
                                                       ===========         ======  ======       ===========          ======   ======

      No outstanding options were excluded from the computation of diluted EPS for the quarter ended March 26, 2005.

      Options to purchase 20,000 shares of common stock at exercise prices ranging from $35.75 to $36.01 were outstanding at March 27, 2004, but were not included in the computation of diluted EPS for the quarter. The options' exercise prices were greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

E.    SALE OF ACCOUNTS RECEIVABLE

      We have entered into an accounts receivable sale agreement with a bank. Under the terms of the agreement:

      - We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      - We service the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.

      - We receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

      - The maximum amount of receivables which may be sold and outstanding at any point in time under this arrangement is $50 million.

      On March 26, 2005, $34.9 million of receivables were sold and outstanding, and we recorded $2.3 million of net retained interest in other current assets. On March 27, 2004, $7.0 million of receivables were sold and outstanding, and we recorded $0.1 million of net retained interest in other current assets. A summary of the transactions we completed for the first three months of 2005 and 2004 are presented below (in thousands).

                                                        Three Months Ended  Three Months Ended
                                                          March 26, 2005      March 27, 2004
                                                        ------------------  ------------------
      Accounts receivable sold.......................       $  79,466           $  56,460
      Retained interest in receivables...............          (1,156)             (1,451)
      Expense from sale..............................            (255)               (111)
      Servicing fee received.........................              32                  24
      Discounts and sales allowances.................            (606)               (579)
                                                            ---------           ---------
      Net cash received from sale....................       $  77,481           $  54,343
                                                            =========           =========

F.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The following amounts were included in other intangible assets, net:

                                         March 26, 2005            March 27,2004
                                     -----------------------   ----------------------
                                                Accumulated              Accumulated
                                      Assets    Amortization   Assets    Amortization
                                     --------   ------------   -------   ------------
            Non-compete agreements   $  9,806     $(4,657)     $ 7,884     $(3,301)
            Licensing agreements        2,760      (1,759)       2,910      (1,112)
            Customer relationships      1,285        (257)
            Backlog                       190        (161)
                                     --------     -------      -------     -------
            Total                    $ 14,041     $(6,834)     $10,794     $(4,413)
                                     ========     =======      =======     =======

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      Estimated amortization expense for intangible assets as of March 26, 2005 for each of the five succeeding fiscal years is as follows (in thousands):

              2005...............................   $1,604
              2006...............................    1,961
              2007...............................    1,446
              2008...............................      996
              2009...............................      480
              Thereafter.........................      720

      The changes in the net carrying amount of goodwill for the three months ended March 26, 2005 and March 27, 2004 are as follows (in thousands):

              Balance as of December 25, 2004.......   $123,845
              Other, net............................         56
                                                       --------
              Balance as of March 27, 2005..........   $123,901
                                                       ========

              Balance as of December 27, 2003.......   $125,028
              Final purchase price allocation.......     (2,169)
              Other, net............................       (401)
                                                       --------
              Balance as of March 27, 2004..........   $122,458
                                                       ========

G.    BUSINESS COMBINATIONS

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

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      The business combinations mentioned above were not significant to our operating results individually or in aggregate, and thus pro forma results are not presented.

H.    EMPLOYEE STOCK NOTES RECEIVABLE

      Employee stock notes receivable represents notes issued to us by certain employees and officers to finance the purchase of our common stock. Directors and executive officers do not, and are not allowed to, participate in this program.

I.    STOCK-BASED COMPENSATION

      As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the first quarter of 2005 and 2004 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                             Three Months Ended
                                                         --------------------------
                                                          March 26,      March 27,
                                                            2005           2004
                                                         ------------   ----------
      Net Earnings:
        As reported...................................   $     9,229    $    5,567
        Deduct: compensation expense
           - fair value method........................          (237)         (440)
                                                         -----------    ----------
        Pro Forma.....................................   $     8,992    $    5,127
                                                         ===========    ==========

      EPS - Basic:
        As reported...................................   $      0.51    $     0.31
        Pro forma.....................................   $      0.49    $     0.29
      EPS - Diluted:
        As reported...................................   $      0.49    $     0.30
        Pro forma.....................................   $      0.48    $     0.28

J.    COMMITMENTS, CONTINGENCIES, AND GUARANTEES

      We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Schertz, TX; and Janesville, WI wood preservation facilities. In addition, a small reserve was established for our Thornton, CA property to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

      Including amounts from our wholly owned captive insurance company, we have reserved approximately $1.8 million on March 26, 2005 and $1.9 million on March 27, 2004, representing the estimated costs to complete future remediation efforts and has not been reduced by an insurance receivable.

      The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ or borates. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative.

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

      We have been requested by a customer to defend it from purported class action lawsuits filed against it in Texas, Illinois, and New Jersey. The purported class action lawsuits seek unspecified damages from one of our customers, based on generalized claims under a purported theory of inherent defect, failure to properly warn, or violation of individual state Consumer Protection Act statutes. To date, none of these cases have been certified as a class action. The Illinois case and the Texas case were recently dismissed without prejudice, although the plaintiff may choose to appeal or refile. The Texas case was again dismissed in March 2005 without prejudice. The Texas case has been continued as an individual plantiffs

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      case, rather than a class action. As such, the case is not material. The Illinois case, based on an alleged violation of the consumer protection act, has been restated and filed. The remaining case does not allege personal injury or property damage. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally accepted liability of these costs.

      We believe that based on current facts, laws, and existing scientific evidence, as well as the favorable disposition of the above referenced lawsuits, that the likelihood of a material adverse financial impact from the remaining claims is remote. Therefore, we have not accrued for any potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change. To the extent we are required to defend these actions, we intend to do so vigorously and will monitor these facts on an ongoing basis.

      In addition, on March 26, 2005, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

      On March 26, 2005, we had outstanding purchase commitments on capital projects of approximately $7.5 million.

      We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

      In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of March 26, 2005, we had approximately $25.1 million in outstanding payment and performance bonds which expire during the next one to twenty-three months. In addition, approximately $3.5 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

      We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1.2 million.

                         UNIVERSAL FOREST PRODUCTS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

      Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note E, "Sale of Accounts Receivable.")

      On March 26, 2005, we had outstanding letters of credit totaling $34.6 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.

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

      We did not enter into any new guarantee arrangements during the first quarter of 2005 which would require us to recognize a liability on our balance sheet.

K.    SALE OF REAL ESTATE

      On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.3 million.

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

                                    OVERVIEW

We are pleased to report strong results for the first quarter of 2005, which was highlighted by:

- Our growth in sales to the site-built construction, industrial, and manufactured housing markets. Our unit sales to the do-it-yourself/retail (DIY/retail) market declined due to our sales strategy with our largest customer and efforts to diversify our customer base, combined with a delayed spring in the Northeast and Midwest.

- Higher lumber prices which elevated our sales dollars and required a greater investment in working capital. Our sales increased 15% for the quarter, and we estimate that 6% of this increase was due to higher lumber prices.

- A 66% increase in net earnings for the quarter which surpassed our 9% increase in unit sales. Our enhanced profitability was primarily due to the down-sizing of one of our Western framing operations, improved gross margins on certain product lines due to cost reductions, and a gain on the sale of our Stockton, CA, plant.

- Improved cash flows from operating activities and a decrease in our leverage ratio due, in part, to an increase in our sale of receivables program.

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

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 19% of our total sales in the first three months of 2005, down from 23% for the first three months of 2004.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Several states have proposed

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

legislation to limit the uses and disposal of Chromated Copper Arsenic ("CCA") treated lumber. (See Note J, "Commitments, Contingencies and Guarantees.")

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

WE CONVERTED TO A NEW PRESERVATIVE TO TREAT OUR PRODUCTS. The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, all of our wood preservation facilities, except the one described below, have been converted to an alternate preservative, either Amine Copper Quaternary ("ACQ"), or borates. The cost of ACQ is more than four times higher than the cost of CCA. We estimate the new preservative has increased the cost and sales price of our treated products by approximately 10% to 15%. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. (See Note J, "Commitments, Contingencies and Guarantees.")

MARKET CONDITIONS FOR THE SUPPLY OF CERTAIN LUMBER PRODUCTS AND INBOUND TRANSPORTATION MAY BE LIMITED. These conditions, which occur on occasion, have resulted in difficulties procuring desired quantities and receiving orders on a timely basis for all industry participants. We are not certain how these conditions may impact our short-term sales volumes and profitability. However, we attempt to mitigate the risks these conditions by:

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

                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the three months ended March 26, 2005 and March 27, 2004:

                                            Random Lengths Composite
                                                  Average $/MBF
                                            ------------------------
                                            2005                2004
                                            ----                ----
      January............................   $381                $341
      February...........................    420                 376
      March..............................    422                 382

      First quarter average..............   $408                $366
      First quarter percentage
           increase from 2004............   11.5%

In addition, a SYP composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                                            Random Lengths SYP
                                               Average $/MBF
                                            ------------------
                                            2005          2004
                                            ----          ----
      January............................   $446          $410
      February...........................    489           436
      March..............................    501           487

      First quarter average..............   $479          $444

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

              IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

      First quarter percentage
           increase from 2004............    7.9%

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

- Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

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

Changes the trend of lumber prices have their greatest impact on the following products:

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


- Products that have significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. This would include treated lumber, which comprises almost twenty-five percent of our total sales. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (See "Risk Factors - Seasonality and weather conditions could adversely affect us.")

- Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.

In addition to the impact of the Lumber Market trends on gross margins, changes in the level of the market cause fluctuations in gross margins when comparing operating results from period to period. This is explained in the following example, which assumes the price of lumber has increased from period one to period two, with no changes in the trend within each period.

                                                                                Period 1        Period 2
                                                                                --------        --------
      Lumber cost......................................................           $300            $400
      Conversion cost..................................................             50              50
      = Product cost...................................................            350             450
      Adder............................................................             50              50
      = Sell price.....................................................            400             500
      Gross margin.....................................................           12.5%           10.0%

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margins. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.

                              BUSINESS COMBINATIONS

We completed the following business combinations in fiscal 2005 and fiscal 2004, which were accounted for using the purchase method. (See Note G, "Business Combinations.")

                        UNIVERSAL FOREST PRODUCTS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONTINUED

Company Name                    Acquisition Date  Business Description
------------------------------  ----------------  ---------------------------------------------------------------
Shawnlee Construction, LLC         April 2, 2004  Provides framing services for multi-family construction in the
                                                  Northeast. Located in Plainville, MA.

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

                                                                For the Three Months Ended
                                                                --------------------------
                                                                  March 26,    March 27,
                                                                    2005         2004
                                                                  ---------    ---------
Net sales.....................................................      100.0%       100.0%
Cost of goods sold............................................       87.5         87.9
                                                                  -------      -------

Gross profit..................................................       12.5         12.1
Selling, general, and
  administrative expenses.....................................        9.3          9.4
                                                                  -------      -------

Earnings from operations......................................        3.2          2.7

Interest, net.................................................        0.6          0.8
Net gain on sale of real estate and
  interest in subsidiary......................................      ( 0.2)        (0.1)
                                                                  -------      -------
                                                                      0.4          0.7
                                                                  -------      -------
Earnings before income taxes
  and minority interest.......................................        2.8          2.0
Income taxes..................................................        1.1          0.8
                                                                  -------      -------


                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Earnings before minority interest.............................        1.7          1.2
Minority interest.............................................       (0.0)        (0.0)
                                                                  -------      -------
Net earnings..................................................        1.7%         1.2%
                                                                  =======      =======

NET SALES

We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Our strategic sales objectives include:

- Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood components and framing services to the site-built construction market. Engineered wood components include roof trusses, wall panels, and floor systems.

- Increasing sales of "value-added" products and framing services. Value-added product sales consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and "wood alternative" products. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

-     Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our net sales (in thousands) and change in net sales by market classification.

                                                      For the Three Months Ended
                                          --------------------------------------------------
                                              March 26,            %            March 27,
Market Classification                           2005             Change           2004
---------------------                     ---------------        ------     ----------------
DIY/Retail.............................   $       177,622         (0.7)      $       178,884
Site-Built Construction................           151,901         32.3               114,843
Manufactured Housing...................            96,344         25.2                76,975
Industrial.............................           111,293         17.2                94,963
                                          ---------------                    ---------------
Total..................................   $       537,160                    $       465,665
                                          ===============                    ===============

Net sales in the first quarter of 2005 increased 15% compared to the first quarter of 2004 resulting from an estimated increase in units shipped of approximately 9%, while overall selling prices increased by 6%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices"), since our pricing practices are designed to pass these costs along to our customers.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

(See "Impact of the Lumber Market on Our Operating Results.") We estimate that our unit sales increased by 4% as a result of business acquisitions and new plants, while our unit sales out of existing facilities increased by 6%. Plant closures caused our unit sales to decrease by 1%.

DIY/Retail:

Net sales to the DIY/retail market decreased 1% in the first quarter of 2005 compared to 2004, as a result of a 6% decline in units shipped. Unit sales declined as a result of declining business with our largest customer that did not meet our margin requirements, combined with a delayed spring in the Northeast and Midwest.

Site-Built Construction:

Net sales to the site-built construction market increased 32% in the first quarter of 2005 compared to 2004, primarily due to an estimated 25% increase in unit sales. Unit sales increased as a result of acquisitions and new plants, combined with organic growth out of several existing plants, particularly those in our Carolina, Florida, and Texas regions, totaling approximately 10%.

Manufactured Housing:

Net sales to the manufactured housing market increased 25% in the first quarter of 2005 compared to the same period of 2004. This increase resulted primarily from an increase in selling prices due to the higher Lumber Market and a change in sales mix toward more complex trusses that require more engineering costs, and an estimated 12% increase in units shipped. A 13% increase in industry production for HUD code homes contributed to our increase in unit sales.

Industrial:

Net sales to the industrial market increased 17% in the first quarter of 2005 compared to the same period of 2004, primarily due to an estimated 14% increase in units shipped. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


                                                                    Three Months Ended
                                                      ---------------------------------------------
                                                           March 26,                March 27,
                                                             2005                      2004
                                                      -------------------       -------------------
Value-Added........................................          53.2%                    52.5%
Commodity-Based....................................          46.8%                    47.5%

Value-added sales increased 17% in the first quarter of 2005 compared to 2004, primarily due to increased sales of engineered wood components, turn-key framing services, and industrial packaging products. Commodity-based sales increased 14% during the first quarter of 2005 primarily due to the higher Lumber Market and a 7% increase in unit sales.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profit as a percentage of net sales increased in the first quarter of 2005 compared to the same period of 2004, in spite of a higher Lumber Market. See "Impact of the Lumber Market on our Operating Results." Gross profits increased approximately 19% comparing the first quarter of 2005 with the same period of 2004, which exceeded our 9% increase in unit sales. Our improved profitability this quarter was due to a combination of:

-     The down-sizing of one of our Western framing operations;

- Improved margins on sales of engineered wood components as a result of anticipating an increase in lumber prices and improving our ability to lock in costs with vendors;

-     And attainment of certain cost efficiencies.

In the third quarter of 2004, one of our multi-family framing subsidiaries in the West commenced certain new construction projects which are expected to be completed in three to six months. Based on the nature of these projects, calculating precise estimates is difficult except to determine we will not recognize a loss. Accordingly, total estimated gross profit on these projects range from breakeven to a gross profit of approximately $920,000. We have used the low end of the range while utilizing the percentage of completion method of accounting. If we had used the high end of the range, our gross profits for the first quarter of 2005 would have been approximately $147,000 higher. As mentioned above, this operation is being down-sized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 9.3% in the first quarter of 2005 compared to 9.4% in the same period of 2004 primarily due to the impact of the Lumber Market on our selling prices. SG&A expenses increased by 14% in the first quarter of 2005 compared to the same period of 2004, which compares unfavorably with our 9% increase in

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

unit sales, primarily due to higher incentive compensation costs tied to profits and return on investment and higher employee benefit costs.

INTEREST, NET

Net interest costs increased in the first quarter of 2005 compared to the same period of 2004 due to slightly higher interest rates in 2005.

NET GAIN ON SALE OF REAL ESTATE

On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.3 million.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 38.3% in the first quarter of 2005 from 39.0% in the same period of 2004 primarily due to:

-     Income taxes accrued on the sale of Nascor Incorporated in 2004.

- Anticipated benefits in 2005 associated with the new manufacturing deduction allowed under the Jobs Creation Act.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

                         LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

                                                                                   March 26,   March 27,
                                                                                      2005       2004
                                                                                   ----------  ---------
Cash from operating activities...................................................  ($ 56,509)  ($70,354)
Cash from investing activities...................................................     (7,943)    (7,058)
Cash from financing activities...................................................     67,574     82,034
                                                                                   ---------   --------
Net change in cash and cash equivalents..........................................      3,122      4,622
Cash and cash equivalents, beginning of period...................................     25,274     17,430
                                                                                   ---------   --------
Cash and cash equivalents, end of period.........................................   $ 28,396    $22,052
                                                                                   =========   ========

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

In general, we financed our growth in the past through a combination of operating cash flows, our revolving credit facility, industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to operating cash flow. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 27, 2004 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 53 days in the first three months of 2005 from 48 days in the first three months of 2004, primarily due to an increase in our days supply of inventory. Inventory levels have increased as a result of opportunistic buying by our purchasing offices, which anticipated rising lumber prices and attempted to lock in margins on products with fixed selling prices.

Cash flows used in operating activities improved by almost $14 million in the first three months of 2005 compared to the same period of 2004, primarily due to an increase in our sale of receivables program combined with a significant decline in sales to our DIY/retail market comparing March of 2005 with March of 2004, which resulted in a decline in our receivables. These positive factors were offset by a substantial increase in inventory primarily due to opportunity buying by our purchasing offices.

Cash used for investing activities increased by $0.9 million in the first three months of 2005 compared to the same period of 2004, primarily due to an increase in capital expenditures associated with opening our new plants in Thorndale, ON and Thornton, CA and expanding our plant in Woodburn, OR. We expect to spend approximately $41 million on capital expenditures in 2005, which includes outstanding purchase commitments on capital projects totaling approximately $7.5 million on March 26, 2005. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.

Cash provided by financing activities decreased $14 million in the first three months of 2005 compared to the same period of 2004, primarily due to decreased borrowings under our revolving credit facility to support the capital requirements discussed above.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

On March 26, 2005, we had $95.8 million outstanding on our $250 million revolving credit facility, including approximately $75 million related to seasonal working capital requirements. The revolving credit facility also supports letters of credit totaling approximately $32.2 million on March 26, 2005. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on March 26, 2005.

                  ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Consolidated Condensed Financial Statements, Note J, "Commitments, Contingencies, and Guarantees."

                          CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 25, 2004.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the quarter ended March 26, 2005 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. During the first quarter ended March 26, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   None.

(b)   None.

(c)   Issuer purchases of equity securities.

      Fiscal Month                                     (a)     (b)    (c)      (d)
      ------------                                   ------  ------  ------  ------
      December 25, 2004 - January 29, 2005(1)......  (none)
      January 30 - February 26, 2005...............  (none)
      February 27 - March 26, 2005.................  (none)

      (a)   Total number of shares purchased.

      (b)   Average price paid per share.

      (c) Total number of shares purchased as part of publicly announced plans or programs.

      (d) Maximum number of shares that may yet be purchased under the plans or programs.

      (1) On October 21, 1998, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 1.8 million shares of our common stock. On October 18, 2000 and November 14, 2001, the Board of Directors authorized an additional 1 million shares and 2.5 million shares, respectively, to be repurchased under the program. As of March 26, 2005, cumulative total authorized shares available for repurchase is
            1.5 million shares.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 5.  Other Information.

In the first quarter of 2005, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $100,000 for 2005.

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

                            UNIVERSAL FOREST PRODUCTS, INC.

Date: May 2, 2005           By:  /s/ William G. Currie
                                 -----------------------------------------------
                                 William G. Currie
                            Its: Vice Chairman of the Board and Chief Executive
                                 Officer

Date: May 2, 2005           By:  /s/ Michael R. Cole
                                 -----------------------------------------------
                                 Michael R. Cole
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