Form 10-Q
period 2005-06-25
UNIVERSAL FOREST PRODUCTS INC
filed 2005-07-27
CIK 912767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934


                  For the quarterly period ended June 25, 2005
                                                 -------------

                                       OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                         Commission File Number 0-22684
                                                -------


                         UNIVERSAL FOREST PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


                   Michigan                                38-1465835
       --------------------------------             -----------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

       2801 East Beltline NE, Grand Rapids, Michigan          49525
       ---------------------------------------------        ----------
       (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (616) 364-6161
                                                           --------------

                                      NONE
          ------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined
by Rule 12b-2 of the Exchange Act).  Yes  X   No
                                         ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding as of June 25, 2005
   -----------------------------             -------------------------------
   Common stock, no par value                            18,286,385

                                TABLE OF CONTENTS

                                                                                             PAGE NO.
                                                                                             --------
PART I.       FINANCIAL INFORMATION.

  Item 1.     Financial Statements.

              Consolidated Condensed Balance Sheets at June 25, 2005,
                  December 25, 2004, and June 26, 2004.                                           3-4

              Consolidated Condensed Statements of Earnings for the Three
                  and Six Months Ended June 25, 2005 and June 26, 2004.                             5

              Consolidated Condensed Statements of Cash Flows for the Six
                  Months Ended June 25, 2005 and June 26, 2004.                                   6-7

              Notes to Consolidated Condensed Financial Statements.                              8-17

  Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                          18-32

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                          33

  Item 4.     Controls and Procedures.                                                             34

PART II.      OTHER INFORMATION.

  Item 1.     Legal Proceedings - NONE.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.                         35

  Item 3.     Defaults Upon Senior Securities - NONE.

  Item 4.     Submission of Matters to a Vote of Security Holders.                                 36

  Item 5.     Other Information                                                                    36

  Item 6.     Exhibits.                                                                            37

                         UNIVERSAL FOREST PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
(in thousands, except share data)

                                                                         June 25,      December 25,    June 26,
                                                                             2005         2004           2004
                                                                        ----------     ------------    --------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................   $   27,586      $  25,274      $ 25,080
     Accounts receivable, net........................................      232,600        151,811       246,850
     Inventories:
          Raw materials..............................................      134,699        116,104       123,411
          Finished goods.............................................      113,130         96,817       104,044
                                                                        ----------      ---------      --------
                                                                           247,829        212,921       227,455
     Other current assets............................................       13,114         16,477        11,532
                                                                        ----------      ---------      --------
              TOTAL CURRENT ASSETS...................................      521,129        406,483       510,917

OTHER ASSETS  .......................................................        8,056          7,952         7,251
GOODWILL      .......................................................      127,756        123,845       126,775
OTHER INTANGIBLE ASSETS, net.........................................        6,617          7,807         5,973
PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment...................................      398,729        380,632       363,557
     Accumulated depreciation and amortization.......................     (176,425)      (164,359)     (155,415)
                                                                        ----------      ---------      --------
              PROPERTY, PLANT AND EQUIPMENT, NET.....................      222,304        216,273       208,142
                                                                        ----------      ---------      --------
TOTAL ASSETS  .......................................................   $  885,862       $762,360      $859,058
                                                                        ==========      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................................................   $  139,393      $  87,399      $131,129
     Accrued liabilities:
          Compensation and benefits..................................       58,746         58,151        49,086
          Other .....................................................       31,696         16,282        25,941
     Current portion of long-term debt and capital lease obligations.       21,937         22,033           498
                                                                        ----------      ---------      --------
              TOTAL CURRENT LIABILITIES..............................      251,772        183,865       206,654

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     less current portion............................................      206,000        185,109       287,387
DEFERRED INCOME TAXES................................................       18,061         18,476        16,423
MINORITY INTEREST....................................................        8,662          8,265         7,541
OTHER LIABILITIES....................................................        9,994          9,876         9,353
                                                                        ----------      ---------      --------
              TOTAL LIABILITIES......................................      494,489        405,591       527,358

                         UNIVERSAL FOREST PRODUCTS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                         June 25,      December 25,    June 26,
                                                                           2005            2004          2004
                                                                        ----------     -----------     --------
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
     Common stock, no par value; shares authorized 40,000,000; issued
       and outstanding, 18,286,385, 18,002,255 and 17,945,158........    $ 18,286        $ 18,002      $ 17,945
     Additional paid-in capital......................................      92,190          89,269        88,016
     Deferred stock compensation.....................................       4,257           3,423         3,253
     Deferred stock compensation in rabbi trust......................      (2,087)         (1,331)       (1,330)
     Retained earnings...............................................     278,536         247,427       225,046
     Accumulated other comprehensive earnings........................       1,622           1,525           406
                                                                         --------        --------      --------
                                                                          392,804         358,315       333,336
     Employee stock notes receivable.................................      (1,431)         (1,546)       (1,636)
                                                                         --------        --------      --------
          TOTAL SHAREHOLDERS' EQUITY.................................     391,373         356,769       331,700
                                                                         --------        --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................    $885,862        $762,360      $859,058
                                                                         ========        ========      ========











See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
(in thousands, except per share data)

                                                              Three Months Ended             Six Months Ended
                                                           ------------------------   ---------------------------
                                                           June 25,       June 26,      June 25,        June 26,
                                                             2005           2004          2005            2004
                                                           ---------      ---------   -----------      ----------
  NET SALES   .........................................    $779,552       $742,568    $1,316,712       $1,208,233

  COST OF GOODS SOLD...................................     678,310        649,747     1,148,241        1,059,051
                                                           --------       --------    ----------       ----------

  GROSS PROFIT.........................................     101,242         92,821       168,471          149,182

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.............................................      59,505         55,996       109,356           99,836
                                                           --------       --------    ----------       ----------

  EARNINGS FROM OPERATIONS.............................      41,737         36,825        59,115           49,346

  OTHER EXPENSE (INCOME):
  Interest expense.....................................       4,266          3,955         8,041            7,586
  Interest income......................................        (270)          (102)         (419)            (185)
  Net gain on sale of real estate and interest in
    subsidiary.........................................          32           (575)       (1,240)            (944)
                                                           --------       --------    ----------       ----------
                                                              4,028          3,278         6,382            6,457
                                                           --------       --------    ----------       ----------

  EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST....................................      37,709         33,547        52,733           42,889

  INCOME TAXES.........................................      14,237         12,645        19,996           16,289
                                                           --------       --------    ----------       ----------

  EARNINGS BEFORE MINORITY INTEREST....................      23,472         20,902        32,737           26,600

  MINORITY INTEREST....................................        (682)        (1,146)         (718)          (1,277)
                                                           --------       --------    ----------       ----------

  NET EARNINGS.........................................    $ 22,790       $ 19,756    $   32,019       $   25,323
                                                           ========       ========    ==========       ==========

  EARNINGS PER SHARE - BASIC...........................    $   1.24       $   1.09    $     1.75       $     1.41

  EARNINGS PER SHARE - DILUTED.........................    $   1.20       $   1.06    $     1.69       $     1.35

  WEIGHTED AVERAGE SHARES OUTSTANDING..................      18,323         18,050        18,255           17,994

  WEIGHTED AVERAGE SHARES OUTSTANDING
    WITH COMMON STOCK EQUIVALENTS......................      18,984         18,702        18,978           18,694




See notes to consolidated condensed financial statements.

                         UNIVERSAL FOREST PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(in thousands)

                                                                                          Six Months Ended
                                                                                     -------------------------
                                                                                      June 25,        June 26,
                                                                                        2005            2004
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                         $  32,019       $  25,323
Adjustments to reconcile net earnings to net cash from operating activities:
   Depreciation...................................................................      15,200          13,408
   Amortization of intangibles....................................................       1,190             817
   Deferred income taxes..........................................................        (516)            366
   Minority interest..............................................................         718           1,277
   Loss on sale of interest in subsidiary.........................................                         193
   Net gain on sale or impairment of property, plant, and equipment...............      (1,133)           (730)
Changes in:
   Accounts receivable............................................................     (80,206)       (110,873)
   Inventories....................................................................     (31,838)        (56,963)
   Accounts payable...............................................................      50,881          53,135
   Accrued liabilities and other..................................................      17,264          21,234
                                                                                     ---------       ---------
     NET CASH FROM OPERATING ACTIVITIES...........................................       3,579         (52,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........................................     (21,985)        (16,607)
Acquisitions, net of cash received................................................      (7,500)        (10,075)
Proceeds from sale of interest in subsidiary......................................                       4,679
Proceeds from sale of property, plant and equipment...............................       2,318           3,287
Insurance proceeds................................................................       3,013
Other assets, net.................................................................         458           1,678
                                                                                     ---------       ---------
     NET CASH FROM INVESTING ACTIVITIES...........................................     (23,696)        (17,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities..................................      21,140          83,062
Repayment of long-term debt.......................................................        (454)         (6,117)
Proceeds from issuance of common stock............................................       2,865           1,828
Distributions to minority shareholder.............................................        (369)           (125)
Dividends paid to shareholders....................................................        (910)           (897)
Repurchase of common stock........................................................                        (129)
Other.............................................................................         157            (121)
                                                                                     ---------       ---------
     NET CASH FROM FINANCING ACTIVITIES...........................................      22,429          77,501
                                                                                     ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................       2,312           7,650
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................      25,274          17,430
                                                                                     ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................   $  27,586       $  25,080
                                                                                     =========       =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest.....................................................................   $   7,851       $  7,598
     Income taxes.................................................................       8,438          1,004

                         UNIVERSAL FOREST PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - CONTINUED

                                                                                          Six Months Ended
                                                                                      ------------------------
                                                                                       June 25,       June 26,
                                                                                         2005           2004
                                                                                      ---------      ---------
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable.................................    $    765
Deferred purchase price of acquisition exchanged for current payable..............         994

NON-CASH INVESTING ACTIVITIES:
Insurance receivable exchanged for property, plant and equipment..................                   $  3,143
Property, plant and equipment exchanged for long-term debt........................    $     63

NON-CASH FINANCING ACTIVITIES:
Common stock issued to trust under deferred compensation plan.....................    $    761       $    716
Common stock issued under stock gift plan.........................................          26             30
Common stock issued under directors' stock grant plan.............................         107             75
Stock exchanged for the exercise of stock options.................................       2,194















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

     The following table presents the balances of percentage-of-completion accounts:

                                                         June 25,   June 26,
                                                           2005       2004
                                                         --------   --------
         Cost and Earnings in Excess of Billings.....    $ 2,386    $ 1,853
         Billings in Excess of Cost and Earnings.....      2,539      2,548

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

C.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $22.8 million and $19.5 million for the quarters ended June 25, 2005 and June 26, 2004, respectively. During the six months ended June 25, 2005 and June 26, 2004, comprehensive income was approximately $32.1 million and $24.3 million, respectively.

D.   EARNINGS PER COMMON SHARE

     A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

                                       Three Months Ended 06/25/05            Three Months Ended 06/26/04
                                    ----------------------------------     ----------------------------------
                                                                 Per                                    Per
                                       Income       Shares      Share        Income        Shares      Share
                                    (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)  Amount
                                    -----------  -------------  ------     -----------  -------------  ------
     NET EARNINGS.................    $22,790                                $19,756

     EPS - BASIC
     Income available to
      common stockholders.........     22,790        18,323      $1.24        19,756        18,050      $1.09
                                                                 =====                                  =====

     EFFECT OF DILUTIVE SECURITIES
     Options......................                      661                                    652
                                                      -----                                   ----

     EPS - DILUTED
     Income available to
      common stockholders and
      assumed options
      exercised...................    $22,790        18,984      $1.20       $19,756        18,702      $1.06
                                      =======        ======      =====       =======        ======      =====

                                        Six Months Ended 06/25/05              Six Months Ended 06/26/04
                                    ----------------------------------     ----------------------------------
                                                                 Per                                    Per
                                       Income       Shares      Share         Income       Shares      Share
                                    (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)  Amount
                                    -----------  -------------  ------     -----------  -------------  ------
     NET EARNINGS.................    $32,019                                $25,323

     EPS - BASIC
     Income available to
      common stockholders.........     32,019        18,255      $1.75        25,323        17,994      $1.41
                                                                 =====                                  =====

     EFFECT OF DILUTIVE SECURITIES
     Options......................                      723                                    700
                                                      -----                                  -----

     EPS - DILUTED
     Income available to

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

      common stockholders and
      assumed options
      exercised...................    $32,019        18,978      $1.69       $25,323        18,694      $1.35
                                      =======      ========     ======       =======        ======      =====

     No outstanding options were excluded from the computation of diluted EPS for the quarter and six months ended June 25, 2005.

     Options to purchase 40,000 shares of common stock at exercise prices ranging from $31.11 to $36.01 were outstanding at June 26, 2004, but were not included in the computation of diluted EPS for the quarter and six months ended June 26, 2004. The options' exercise prices were greater than the average market price of the common stock during the periods and, therefore, would be antidilutive.

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

     - The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement is $50 million.

     On June 25, 2005, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of net retained interest in other current assets. On June 26, 2004, $32.4 million of receivables were sold and outstanding, and we recorded $2.4 million of net retained interest in other current assets. A summary of the transactions we completed for the first six months of 2005 and 2004 are presented below (in thousands).

                                                                  Six Months Ended          Six Months Ended
                                                                    June 25, 2005             June 26, 2004
                                                                  ----------------          ----------------
     Accounts receivable sold.................................       $230,200                    $177,288
     Retained interest in receivables.........................         (2,595)                     (2,432)
     Expense from sale........................................           (809)                       (490)

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

     Servicing fee received...............          95                    106
     Discounts and sales allowances.......      (1,926)               (1,545)
                                               -------               -------
     Net cash received from sale..........     $224,965              $172,927
                                               ========              ========

F.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The following amounts were included in other intangible assets, net:

                                           June 25, 2005          June 26, 2004
                                       ---------------------  ---------------------
                                                 Accumulated            Accumulated
                                       Assets   Amortization  Assets   Amortization
                                       ------   ------------  ------   ------------
            Non-compete agreements.... $ 9,806    ($4,997)    $ 7,884    ($3,533)
            Licensing agreements......   2,760    (1,936)       2,910     (1,288)
            Customer relationships....   1,285      (301)
            Backlog...................     190      (190)
                                       -------    -------     -------    --------
            Total..................... $14,041    ($7,424)    $10,794    $(4,821)
                                       =======    ========    =======    ========

     Estimated amortization expense for intangible assets as of June 25, 2005 for each of the five succeeding fiscal years is as follows (in thousands):

            2005....................  $1,015
            2006....................   1,961
            2007....................   1,446
            2008....................     996
            2009....................     480
            Thereafter..............     719

     The changes in the net carrying amount of goodwill for the six months ended June 25, 2005 and June 26, 2004 are as follows (in thousands):

            Balance as of December 25, 2004...............  $123,845
            Acquisition...................................     3,931
            Other, net....................................       (20)
                                                            --------
            Balance as of June 25, 2005...................  $127,756
                                                            ========

            Balance as of December 27, 2003...............  $125,028
            Acquisition...................................     4,381
            Sale of interest in subsidiary................    (2,169)
            Other, net....................................      (465)
                                                            --------
            Balance as of June 26, 2004...................  $126,775
                                                            ========

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

G.   BUSINESS COMBINATIONS

     On June 2, 2005, one of our subsidiaries acquired the assets of Maine Ornamental Woodworkers, Inc. ("Maine"), which manufactures, imports and distributes decorative caps used on decking and fencing posts, and is based in Winthrop, Maine and Bainbridge Island, Washington. The purchase price was approximately $8.5 million, consisting of $7.5 million paid on the date we closed the transaction and $1.0 million to be paid by August 1, 2005, allocating $4.6 million to tangible assets and $3.9 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141, Business Combinations ("SFAS 141"). Maine had net sales in fiscal 2004 totaling approximately $12.4 million.

     On April 2, 2004, one of our subsidiaries acquired a 50% interest in Shawnlee Construction LLC ("Shawnlee"), which provides framing services for multi-family construction, and is located in Plainville, MA. The purchase price was approximately $4.8 million, allocating $1.2 million to tangible assets and purchased intangibles, $1.1 million to a noncompete agreement, $1.3 million to customer relationship related intangibles, $0.2 million to a backlog, and $1.0 million to goodwill. Shawnlee had net sales in fiscal 2003 totaling approximately $20 million. We have consolidated this entity, including a respective minority interest, because we exercise control.

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

     On January 30, 2004, one of our subsidiaries acquired the assets of Midwest Building Systems, Inc. ("Midwest"), a facility which serves the site-built construction market in Indianapolis, IN. The purchase price was approximately $1.5 million, which was allocated to the fair value of tangible net assets. Midwest had net sales in fiscal 2003 totaling approximately $7.0 million.

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

I.   STOCK-BASED COMPENSATION

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

     As permitted under SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the second quarter and first six months of 2005 and 2004 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                        Three Months Ended    Six Months Ended
                                       -------------------  --------------------
                                        June 25,  June 26,   June 25,   June 26,
                                          2005      2004       2005       2004
                                       ---------  --------  ---------  ---------
     Net Earnings:
       As reported...................  $  22,790  $ 19,756  $  32,019  $  25,323
       Deduct: compensation expense
        - fair value method..........       (161)     (453)      (400)      (903)
                                       ---------  --------  ---------  ---------
       Pro Forma.....................  $  22,629  $ 19,303  $  31,619  $  24,420
                                       =========  ========  =========  =========

     EPS - Basic:
       As reported...................  $    1.24  $   1.09  $    1.75  $    1.41
       Pro forma.....................  $    1.24  $   1.07  $    1.73  $    1.36
     EPS - Diluted:
       As reported...................  $    1.20  $   1.06  $    1.69  $    1.35
       Pro forma.....................  $    1.19  $   1.04  $    1.68  $    1.32

J.   COMMITMENTS, CONTINGENCIES, AND GUARANTEES

     We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our Union City, GA; Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Schertz, TX; and Janesville, WI wood preservation facilities. In addition, a small reserve was established for our Thornton, CA property to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

     Including amounts from our wholly owned captive insurance company, we have reserved approximately $1.8 million on June 25, 2005 and $1.9 million on June 26, 2004, representing

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

     the estimated costs to complete future remediation efforts and has not been reduced by an insurance receivable.

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

     We have been requested by a customer to defend it from purported class action lawsuits. Such lawsuits are currently pending in Illinois and New Jersey. The purported class action lawsuits seek unspecified damages from this customer, based on generalized claims under a purported theory of inherent defect, failure to properly warn, or violation of individual state Consumer Protection Act statutes. To date, none of these cases have been certified as a class action. The Illinois case was previously dismissed without prejudice. Based on an alleged violation of the consumer protection act, the claim has been restated and filed. The case does not allege personal injury or property damage. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally accepted liability of these costs.

     We believe that based on current facts, laws, and existing scientific evidence, as well as the favorable disposition of the above referenced lawsuits, that the likelihood of a material adverse financial impact from the remaining claims is remote. Therefore, we have not accrued for any

                         UNIVERSAL FOREST PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   - CONTINUED

     potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change. To the extent we are required to defend these actions, we intend to do so vigorously and will monitor these facts on an ongoing basis.

     In addition, on June 25, 2005, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

     On June 25, 2005, we had outstanding purchase commitments on capital projects of approximately $6.9 million.

     We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

     In certain cases, through our partnerships with framing companies, or through joint bid agreements, we enter into contracts to supply building materials and installation for site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of June 25, 2005, we had approximately $11.8 million in outstanding payment and performance bonds which expire during the next nine to twenty-one months. In addition, approximately $18.2 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

     We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1.4 million.

     Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note E, "Sale of Accounts Receivable.")

     On June 25, 2005, we had outstanding letters of credit totaling $34.6 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.

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

     We did not enter into any new guarantee arrangements during the second quarter of 2005 which would require us to recognize a liability on our balance sheet.

K.   SALE OF REAL ESTATE

     On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

L.   INCOME TAXES

     The American Jobs Creation Act of 2004 ("Act") that was signed into law by the President on October 22, 2004 provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined by the Act). In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company's chief executive officer and approved by its board of directors. Certain other criteria in the Act must be satisfied as well. Once a decision is reached to remit foreign earnings, the impact must be recorded in the period in which the decision is made.

     On May 10, 2005, the Internal Revenue Service and United States Department of the Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, we have decided to repatriate approximately $2.2 million of undistributed foreign earnings under the Act, which resulted in related income tax expense of $0.2 million. We have not provided for United States income taxes on the remaining undistributed earnings of foreign subsidiaries totaling approximately $7.3 million. Recording deferred income taxes on these undistributed earnings is not required because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible United States taxation only if remitted as dividends.

M.   SUBSEQUENT EVENT

     On June 27, 2005, one of our subsidiaries, which currently owns a 50% interest in Shawnlee, acquired an additional 25% interest for approximately $3.5 million, and agreed to purchase the remaining 25% over the next five years. Shawnlee had net sales in fiscal 2004 totaling approximately $27.0 million.

     In addition, Shawnlee acquired the assets of Shepardville Construction, Inc. ("Shepardville") and AW Construction LLC ("AW"), which install interior products for commercial and multi-family construction. The purchase price was approximately $2.0 million. Shepardville had net sales in fiscal 2004 totaling approximately $4.8 million. AW had net sales in fiscal 2004 totaling approximately $7.9 million.

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

                                    OVERVIEW

We are pleased to report strong results for the second quarter of 2005, which was highlighted by:

- Our significant growth in unit sales to the site-built construction, industrial, and manufactured housing markets. Our unit sales to the do-it-yourself/retail (DIY/retail) market declined due to our sales strategy with our largest customer and efforts to diversify our customer base.

- A 15.4% increase in net earnings for the quarter which surpassed our 5% increase in unit sales. Our enhanced profitability was primarily due to the down-sizing of one of our Western framing operations and increased sales of higher margin value-added products.

- Improved cash flows from operating activities due, in part, to an increase in our sale of receivables program and improvements in our receivables cycle.

- We acquired the assets and assumed certain liabilities of Maine Ornamental in June 2005 for $8.5 million.

- A decrease in our leverage ratio to 36.8% at the end of June 2005 from 46.5% last year as a result of strong cash flows and working capital management.

In summary, we remain optimistic about the future of our business, markets and strategies, and our employees remain focused on adding value for our customers, executing our strategies and meeting our goals. Based on anticipated growth in the business for the balance of 2005 and on current market and economic conditions, we raised our annual target range for net earnings growth to 15% - 20% for this year (from 10% - 15% originally targeted at the beginning of the year, excluding the effect of the after-tax insurance gain we recognized in
2004) and re-affirmed our annual target range for units sales growth of 7% -
12%.

In addition, in fiscal July 2005, we acquired an additional 25% membership interest in Shawnlee Construction LLC ("Shawnlee") for approximately $3.5 million, a company in which we already owned a 50% membership interest, and agreed to purchase the remaining 25% over the next five years. In addition, Shawnlee agreed to purchase the assets and assume certain liabilities of Shepardville Construction, Inc. and AW Construction LLC for $2 million.

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

A SIGNIFICANT PORTION OF OUR SALES ARE CONCENTRATED WITH ONE CUSTOMER. Our sales to The Home Depot comprised 24% of our total sales in the first six months of 2005, down from 28% for the first six months of 2004.

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

WE MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Several states have proposed

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

legislation to limit the uses and disposal of Chromated Copper Arsenate ("CCA") treated lumber. (See Note J, "Commitments, Contingencies and Guarantees.")

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

WE CONVERTED TO A NEW PRESERVATIVE TO TREAT OUR PRODUCTS. The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, all of our wood preservation facilities, except the one described below, have been converted to an alternate preservative, either Amine Copper Quaternary ("ACQ") or borates. The cost of ACQ is more than four times higher than the cost of CCA. We estimate the new preservative has increased the cost and sales price of our treated products by approximately 10% to 15%. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. (See Note J, "Commitments, Contingencies and Guarantees.")

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


                            HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price for the six months ended June 25, 2005 and June 26, 2004:

                                    Random Lengths Composite
                                         Average $/MBF
                                         -------------
                                         2005    2004
                                         ----    ----
            January.................     $381    $341
            February................      420     376
            March...................      422     382
            April...................      407     431
            May.....................      386     456
            June....................      405     423

            Second quarter average..     $399    $437
            Year-to-date average....     $404    $402

            Second quarter percentage
              decrease from 2004....   (8.7%)
            Year-to-date percentage
              increase from 2004....     0.5%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below. Sales of products produced using this species comprise up to 50% of our sales volume.

                         UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

                                    Random Lengths SYP
                                         Average $/MBF
                                         -------------
                                         2005    2004
                                         ----    ----
            January.................     $446    $410
            February................      489     436
            March...................      501     487
            April...................      511     532
            May.....................      500     535
            June....................      538     498

            Second quarter average..     $516     $522
            Year-to-date average....     $498     $483

            Second quarter percentage
              decrease from 2004....   (1.2%)
            Year-to-date percentage
              increase from 2004....    3.1%


              IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.

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

Changes in the trend of lumber prices have their greatest impact on the following products:

- Products that have significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. This would include treated lumber, which comprises almost twenty-five percent of our total sales. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (See "Risk Factors - Seasonality and weather conditions could adversely affect us.")

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

                                     Period 1  Period 2
                                     --------  --------
     Lumber cost...................      $300      $400
     Conversion cost...............        50        50
     = Product cost................       350       450
     Adder.........................        50        50
     = Sell price..................       400       500
     Gross margin..................     12.5%     10.0%

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

--------------------------------------------------------------------------------
Company Name               Acquisition Date  Business Description
--------------------------------------------------------------------------------
Shepardville Construction, June 27, 2005     Installs interior products such
Inc. and AW Construction                     as base boards, crown moldings,
LLC                                          window sills and casing, doors,
                                             and cabinets for commercial and
                                             multi-family construction
                                             projects. Located in Warwick,
                                             RI and Wolcott, CT.
--------------------------------------------------------------------------------
Maine Ornamental           June 2, 2005      Provides decorative post caps
Woodworkers, Inc.                            for fencing and decking
                                             applications to two-step
                                             distributors and certain "big box"
                                             home improvement retailers. The
                                             company has locations in Winthrop
                                             and Eliot, ME and Bainbridge
                                             Island, WA.
--------------------------------------------------------------------------------
Shawnlee Construction LLC                    Provides framing services for
                                             multi-family construction in the
- Purchased a 50% interest April 2, 2004     Northeast. Located in
                                             Plainville, MA.
- Purchased an additional  June 27, 2005
25% interest and agreed to
purchase the remaining 25%
interest over 5 years
--------------------------------------------------------------------------------
Slaughter Industries       March 15, 2004    Distributes lumber products and
                                             manufactures engineered wood
                                             components for site-built
                                             construction. Located in Dallas,
                                             TX.
--------------------------------------------------------------------------------

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



--------------------------------------------------------------------------------
Midwest Building Systems,  January 30, 2004  Manufacturer of engineered wood
Inc.                                         components for site-built
                                             construction. Located in
                                             Indianapolis, IN.
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.


                                                   For the Three Months Ended          For the Six Months Ended
                                                 -------------------------------     ----------------------------
                                                    June 25,         June 26,         June 25,           June 26,
                                                      2005             2004             2005               2004
                                                    --------         --------         --------           --------
Net sales ......................................      100.0%           100.0%           100.0%            100.0%
Cost of goods sold .............................       87.0             87.5             87.2              87.7
                                                      -----            -----            -----             ------

Gross profit ...................................       13.0             12.5             12.8              12.3
Selling, general, and
  administrative expenses ......................        7.6              7.5              8.3               8.3
                                                      -----            -----            -----             ------

Earnings from operations .......................       5.4              5.0              4.5               4.0

Interest, net ..................................       0.5              0.5              0.6               0.6
Net gain on sale of real estate and
  interest in subsidiary .......................      (0.0)            (0.1)            (0.1)             (0.2)
                                                      -----            -----            -----             ------
                                                        0.5              0.4              0.5               0.4
                                                      -----            -----            -----             ------
Earnings before income taxes
  and minority interest ........................        4.9              4.6              4.0               3.6
Income taxes ...................................        1.8              1.7              1.5               1.4
                                                      -----            -----            -----             ------

Earnings before minority interest ..............        3.1              2.9              2.5               2.2
Minority interest ..............................       (0.2)            (0.2)            (0.1)             (0.1)
                                                      -----            -----            -----             ------
Net earnings ...................................        2.9%             2.7%             2.4%              2.1%
                                                      =====            =====            =====             ======

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

-    Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our net sales (in thousands) and change in net sales by market classification.

                                                 For the Three Months Ended                        For the Six Months Ended
                                          -----------------------------------------        -----------------------------------------
                                           June 25,            %          June 26,          June 25,            %          June 26,
Market Classification                        2005            Change         2004              2005            Change         2004
---------------------                     ----------         ------      ----------        ---------          ------      ----------
DIY/Retail .......................        $  345,977          (0.4)      $  347,381        $  525,026          (0.5)      $  527,678
Site-Built Construction ..........           187,236          10.3          169,697           338,290          19.0          284,274
Manufactured Housing .............           107,617           6.3          101,245           202,898          14.7          176,973
Industrial .......................           138,722          11.7          124,245           250,498          14.2          219,308
                                          ----------                     ----------        ----------                     ----------
Total ............................        $  779,552           5.0       $  742,568        $1,316,712           9.0       $1,208,233
                                          ==========                     ==========        ==========                     ==========

Note: In the second quarter of 2005, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

Net sales in the second quarter of 2005 increased 5% compared to the second quarter of 2004 resulting from an increase in units shipped out of existing facilities. While changes in selling prices varied within market classifications, overall selling prices remained flat comparing the two periods.

Net sales in the first six months of 2005 increased 9% compared to the first six months of 2004 resulting from an estimated increase in units shipped of approximately 5%, while overall selling prices increased by 4%. Overall selling prices increased as a result of the Lumber Market (see "Historical Lumber Prices"), since our pricing practices are designed to pass these costs along to our customers. (See "Impact of the Lumber Market on Our Operating Results.") We estimate that our unit sales increased by 2% as a result of business acquisitions and new plants, while our unit sales out of existing facilities increased by 3%.

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

DIY/Retail:

Net sales to the DIY/retail market remained flat in the second quarter of 2005 compared to 2004, as a result of a 2% decline in units shipped offset by a slight increase in overall selling prices. Unit sales declined as a result of turning down business with our largest customer that did not meet our margin requirements.

Net sales to the DIY/retail market decreased 1% in the first six months of 2005 compared to 2004, as a result of a 5% decline in units shipped offset by an increase in overall selling prices due to the Lumber Market for SYP. Unit sales declined as a result of turning down business with our largest customer that did not meet our margin requirements and the effects of a delayed spring in the Northeast and Midwest.

Site-Built Construction:

Net sales to the site-built construction market increased 10% in the second quarter of 2005 compared to 2004, primarily due to an estimated 13% increase in unit sales. Unit sales increased as a result of organic growth out of several existing plants, particularly those in our Texas region. These plants have executed a strategy to increase sales and profits by selling lumber packages to customers to whom we currently sell engineered wood components.

Net sales to the site-built construction market increased 19% in the first six months of 2005 compared to 2004, primarily due to an estimated 15% increase in unit sales. Unit sales increased as a result of acquisitions and new plants, combined with organic growth out of several existing plants, particularly those in our Carolina, Florida, and Texas regions, totaling approximately 9%.

Manufactured Housing:

Net sales to the manufactured housing market increased 6% in the second quarter of 2005 compared to the same period of 2004, primarily due to an estimated 10% increase in units shipped. Units shipped increased as a result of additional sales of panel goods to a large national customer and increased shipments to modular home producers. Industry production for HUD code homes remained flat in the second quarter of 2005.

Net sales to the manufactured housing market increased 15% in the first six months of 2005 compared to the same period of 2004. This increase resulted primarily from an increase in selling prices due to the higher Lumber Market and a change in sales mix toward more complex trusses that require more engineering costs in the first quarter of 2005, and an estimated 11% increase in units shipped for the reasons mentioned in the paragraph above. Industry production for HUD code homes increased 4% in the first six months of 2005.

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Industrial:

Net sales to the industrial market increased 12% in the second quarter of 2005 compared to the same period of 2004, primarily due to an estimated 10% increase in units shipped. Unit sales increased as a result of organic growth out of several existing plants, particularly those in our Southeast and West Central regions. We've added almost 200 new accounts since July of 2004 and we have been successful at significantly increasing our sales with existing accounts. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.

Net sales to the industrial market increased 14% in the first six months of 2005 compared to the same period of 2004, primarily due to an estimated 12% increase in units shipped. Unit sales increased for the reasons mentioned in the paragraph above.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.


                                  Three Months Ended           Six Months Ended
                                 -------------------         -------------------
                                 June 25,   June 26,         June 25,   June 26,
                                   2005       2004             2005       2004
                                 --------   --------         --------   --------
Value-Added .............          49.9%      47.3%            51.3%      49.3%
Commodity-Based .........          50.1%      52.7%            48.7%      50.7%


Value-added sales increased 11% in the second quarter of 2005 compared to 2004, primarily due to increased sales of engineered wood components and industrial packaging products. Commodity-based sales remained flat comparing the second quarter of 2005 with the same period of 2004.

Value-added sales increased 14% in the first six months of 2005 compared to 2004, primarily due to increased sales of engineered wood components, turn-key framing services, and industrial packaging products. Commodity-based sales increased 5% during the first six months of 2005 primarily due to the higher Lumber Market for SYP and a 1% increase in unit sales.

COST OF GOODS SOLD AND GROSS PROFIT

Gross profits increased approximately 9% comparing the second quarter of 2005 with the same period of 2004, which exceeded our 5% increase in unit sales. Our improved profitability this quarter was due to a combination of:

-    The down-sizing of one of our Western framing operations;
- Improving our margins on sales of engineered wood components as a result of anticipating an increase in lumber prices and improving our ability to lock in costs with vendors;

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


-    Increasing our sales of higher margin value-added products;
-    And attaining certain cost efficiencies.

Gross profit as a percentage of net sales increased in the first six months of 2005 compared to the same period of 2004, in spite of a higher Lumber Market. See "Impact of the Lumber Market on our Operating Results." Gross profits increased approximately 13% comparing the first six months of 2005 with the same period of 2004, which exceeded our 5% increase in unit sales. Our improved profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above.

In the third quarter of 2004, one of our multi-family framing subsidiaries in the West commenced certain new construction projects. Based on the nature of these projects, calculating precise estimates was difficult except to determine we would not recognize a loss. Accordingly, we developed and maintained a range of total estimated gross profit for these projects. The low end of our range consistently resulted in an estimated breakeven gross profit, which we used under the percentage of completion method of accounting. These projects were substantially complete on June 25, 2005 and we recognized approximately $400,000 of gross profit during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by 6% in the second quarter of 2005 compared to the same period of 2004, which was slightly higher than our 5% increase in unit sales, primarily due to increases in wages, health care expenses, and incentive compensation tied to operating profits and return on investment. Consequently, SG&A expenses as a percentage of sales increased to 7.6% in the second quarter of 2005 compared to 7.5% in the same period of 2004.

Selling, general and administrative ("SG&A") expenses increased by 10% in the first six months of 2005 compared to the same period of 2004, which compared unfavorably with our 5% increase in unit sales, primarily due to increases in wages, incentive compensation, and employee benefit costs. SG&A expenses as a percentage of sales were 8.3% in the first six months of 2005 and 2004, primarily due to the impact of the higher Lumber Market on our selling prices.

INTEREST, NET

Net interest costs increased in the second quarter and first six months of 2005 compared to the same periods of 2004, primarily due to an increase in short-term borrowing rates on our variable rate debt.

NET GAIN ON SALE OF REAL ESTATE

On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 37.8% in the second quarter of 2005 from 37.7% in the same period of 2004, and decreased to 37.9% in the first six months of 2005 from 38.0% in the same period of 2004. Anticipated rate reductions in 2005 associated with the new manufacturing deduction allowed under the Jobs Creation Act and income taxes accrued on the sale of Nascor Incorporated in 2004 have been substantially offset by:

-    An anticipated increase in our state and local income tax rate in 2005;
- Our decision to repatriate income from one of our Canadian subsidiaries in the second quarter of 2005;
- Certain new unfavorable permanent tax differences resulting from the Jobs Creation Act;
-    And a decline in income of certain of our non-wholly owned partnerships.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

                         LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

                                                         June 25,       June 26,
                                                           2005           2004
                                                         --------       --------
Cash from operating activities .....................     $  3,579      ($52,813)
Cash from investing activities .....................      (23,696)      (17,038)
Cash from financing activities .....................       22,429        77,501
                                                         --------      --------
Net change in cash and cash equivalents ............        2,312         7,650
Cash and cash equivalents, beginning of period .....       25,274        17,430
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $ 27,586      $ 25,080
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

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 26, 2004 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 45 days in the first six months of 2005 from 42 days in the first six months of 2004, primarily due to an increase in our days supply of inventory offset slightly by a faster receivables cycle. Inventory levels, relative to sales, increased in the first quarter as a result of opportunistic buying by our purchasing offices, which anticipated rising lumber prices and attempted to lock in margins on products with fixed selling prices.

Cash flows from operating activities improved by approximately $56 million in the first six months of 2005 compared to the same period of 2004, primarily due to:

-    An increase in our sale of receivables program;
- A faster receivables cycle due to additional resources and efforts we have recently devoted to this area;
- And a substantial increase in our working capital requirements last year due to a 32% increase in the lumber market from the beginning of the year to June 2004.

Cash used for investing activities increased by almost $7 million in the first six months of 2005 compared to the same period of 2004, primarily due to an increase in capital expenditures as a result of projects in Thorndale, ON; Thornton, CA; Berlin, NJ; and Grand Rapids, MI in 2005. We expect to spend approximately $44 million on capital expenditures in 2005, which includes outstanding purchase commitments on capital projects totaling approximately $6.9 million on June 25, 2005. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.

Additionally, in 2005 we:

- Acquired the assets and assumed certain liabilities of Maine Ornamental in June 2005 for $8.5 million, consisting of $7.5 million paid on the date of we closed the transaction and $1.0 million to be paid by August 1, 2005.
- Sold our plant in Stockton, CA for $2.3M and completed a new facility in Thornton, CA to which this operation was moved.

                        UNIVERSAL FOREST PRODUCTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

- Collected the remaining portion of our insurance receivable totaling $3.0 million associated with the fire in 2004 at our Thorndale, ON plant.

Cash provided by financing activities decreased $55 million in the first six months of 2005 compared to the same period of 2004, primarily due to decreased borrowings needed under our revolving credit facility to finance operating and investing activities discussed above.

On June 25, 2005, we had $50 million outstanding on our $250 million revolving credit facility, which we believe was entirely comprised of seasonal working capital requirements. The revolving credit facility also supports letters of credit totaling approximately $32.2 million on June 25, 2005. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on June 25, 2005.

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

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

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

                         UNIVERSAL FOREST PRODUCTS, INC.

Item 4.  Controls and Procedures.
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the quarter ended June 25, 2005 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. During the second quarter ended June 25, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------

(a)                        Date of       Class of      Number                                     Consideration
                           Sale          Stock         of Shares      Purchasers                  Exchanged
                           ---------------------------------------------------------------------------------------
Stock Option Exercises     Various       Common        120,000        Eligible Officers           $690,000

(b)   None.

(c)   Issuer purchases of equity securities.

      Fiscal Month                          (a)     (b)     (c)      (d)
      ------------                        -------  -------  -------  ---------
      March 27, 2005 - April 30, 2005(1).. 57,506   $38.36   57,506  1,493,380
      May 1 - May 28, 2005................                           1,493,380
      May 29 - June 25, 2005..............                           1,493,380

      (a) Total number of shares purchased.
      (b) Average price paid per share.
      (c) Total number of shares purchased as part of publicly announced plans or programs.
      (d) Maximum number of shares that may yet be purchased under the plans or programs.


      (1) On October 21, 1998, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 1.8 million shares of our common stock. On October 18, 2000 and November 14, 2001, the Board of Directors authorized an additional 1 million shares and 2.5 million shares, respectively, to be repurchased under the program. As of June 25, 2005, cumulative total authorized shares available for repurchase is 1.5 million shares.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The following matters were voted upon at our Annual Meeting of Shareholders on April 20, 2005:

(1)   Election of the following Director for a one year term expiring in 2006:

                                      For            Withheld
                                   ----------        --------
         Louis A. Smith            15,706,230        420,703

      Election of the following Directors for three year terms expiring in 2008:

         Gary F. Goode             15,499,864        627,069
         Mark A. Murray            15,980,041        146,892

      Other Directors whose terms of office continued after the meeting are as follows:

         William G. Currie
         Dan M. Dutton
         John M. Engler
         John W. Garside
         Peter F. Secchia

Item 5.  Other Information.
---------------------------

In the second quarter of 2005, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $17,500 for 2005.

                         UNIVERSAL FOREST PRODUCTS, INC.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits.
------------------


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

                                    UNIVERSAL FOREST PRODUCTS, INC.



Date:  July 27, 2005                By:/s/ William G. Currie
     ---------------                ----------------------------------
                                          William G. Currie
                                    Its:  Vice Chairman of the Board and
                                          Chief Executive Officer

Date:  July 27, 2005                By:/s/ Michael R. Cole
     ---------------                -----------------------------
                                           Michael R. Cole
                                    Its:   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

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