Form 10-Q
period 2005-09-24
UNIVERSAL FOREST PRODUCTS INC
filed 2005-11-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22684
UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-1465835 (I.R.S. Employer Identification Number)

2801 East Beltline NE, Grand Rapids, Michigan (Address of principal executive offices)	49525 (Zip Code)
Registrant’s telephone number, including area code (616) 364-6161
NONE
(Former name or former address, if changed since last report.)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common stock, no par value	Outstanding as of September 24, 2005 18,380,366

Page No.
PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Consolidated Condensed Balance Sheets at September 24, 2005, December 25, 2004, and September 25, 2004.	3-4

Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 24, 2005 and September 25, 2004.	5

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 24, 2005 and September 25, 2004.	6-7

Notes to Consolidated Condensed Financial Statements.	8-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4. Controls and Procedures.	35

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings — NONE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3. Defaults Upon Senior Securities — NONE.

Item 4. Submission of Matters to a Vote of Security Holders — NONE.

Item 5. Other Information	37

Item 6. Exhibits.	36
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 24,	December 25,	September 25,
	2005	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,767	$25,274	$19,285
Accounts receivable, net	230,762	151,811	251,045
Inventories:
Raw materials	121,502	116,104	107,772
Finished goods	105,235	96,817	98,872

	226,737	212,921	206,644
Other current assets	13,191	16,477	10,036

TOTAL CURRENT ASSETS	501,457	406,483	487,010

OTHER ASSETS	8,414	7,952	6,906
GOODWILL	129,719	123,845	123,678
OTHER INTANGIBLE ASSETS, net	7,629	7,807	8,607
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	406,595	380,632	370,491
Accumulated depreciation and amortization	(183,488)	(164,359)	(161,251)

PROPERTY, PLANT AND EQUIPMENT, NET	223,107	216,273	209,240

TOTAL ASSETS	$870,326	$762,360	$835,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131,621	$87,399	$118,919
Accrued liabilities:
Compensation and benefits	68,919	58,151	60,194
Other	27,752	16,282	26,108
Current portion of long-term debt and capital lease obligations	22,091	22,033	527

TOTAL CURRENT LIABILITIES	250,383	183,865	205,748

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	168,602	185,109	247,978
DEFERRED INCOME TAXES	17,691	18,476	16,226
MINORITY INTEREST	7,826	8,265	8,903
OTHER LIABILITIES	9,910	9,876	9,174

TOTAL LIABILITIES	454,412	405,591	488,029

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS — CONTINUED

	September 24,	December 25,	September 25,
	2005	2004	2004
SHAREHOLDERS’ EQUITY:

Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,380,366, 18,002,255 and 17,963,563	$18,380	$18,002	$17,963
Additional paid-in capital	96,710	89,269	88,433
Deferred stock compensation	4,133	3,423	3,299
Deferred stock compensation in rabbi trust	(2,087)	(1,331)	(1,329)
Retained earnings	297,707	247,427	239,672
Accumulated other comprehensive earnings	2,414	1,525	949

	417,257	358,315	348,987
Employee stock notes receivable	(1,343)	(1,546)	(1,575)

TOTAL SHAREHOLDERS’ EQUITY	415,914	356,769	347,412

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$870,326	$762,360	$835,441

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
NET SALES	$721,497	$709,294	$2,038,209	$1,917,527

COST OF GOODS SOLD	622,435	625,502	1,770,676	1,684,553

GROSS PROFIT	99,062	83,792	267,533	232,974

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	63,877	54,518	173,233	154,354

EARNINGS FROM OPERATIONS	35,185	29,274	94,300	78,620

OTHER EXPENSE (INCOME):
Interest expense	3,714	3,727	11,755	11,313
Interest income	(227)	(39)	(646)	(224)
Net gain on sale of real estate and interest in subsidiary			(1,240)	(944)

	3,487	3,688	9,869	10,145

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	31,698	25,586	84,431	68,475

INCOME TAXES	12,009	9,261	32,005	25,550

EARNINGS BEFORE MINORITY INTEREST	19,689	16,325	52,426	42,925

MINORITY INTEREST	(518)	(1,699)	(1,236)	(2,976)

NET EARNINGS	$19,171	$14,626	$51,190	$39,949

EARNINGS PER SHARE — BASIC	$1.04	$0.81	$2.79	$2.22

EARNINGS PER SHARE — DILUTED	$1.00	$0.78	$2.69	$2.13

WEIGHTED AVERAGE SHARES OUTSTANDING	18,465	18,083	18,325	18,015

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,193	18,784	19,050	18,716
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 24,	September 25,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$51,190	$39,949
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	23,391	20,418
Amortization of intangibles	1,809	1,580
Deferred income taxes	(886)	(90)
Minority interest	1,236	2,976
Loss on sale of interest in subsidiary		193
Net gain on sale or impairment of property, plant, and equipment	(561)	(432)
Changes in:
Accounts receivable	(75,061)	(111,925)
Inventories	(10,712)	(36,152)
Accounts payable	43,103	38,890
Accrued liabilities and other	26,651	31,392

NET CASH FROM OPERATING ACTIVITIES	60,160	(13,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,768)	(25,062)
Acquisitions, net of cash received	(13,883)	(10,075)
Proceeds from sale of interest in subsidiary		4,679
Proceeds from sale of property, plant and equipment	2,373	3,469
Insurance proceeds	3,013	2,000
Other assets, net	322	1,567

NET CASH FROM INVESTING ACTIVITIES	(39,943)	(23,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facilities	(16,201)	43,152
Repayment of long-term debt	(1,674)	(6,352)
Proceeds from issuance of common stock	4,074	2,194
Distributions to minority shareholder	(749)	(125)
Investment received from minority shareholder	500
Dividends paid to shareholders	(910)	(897)
Repurchase of common stock		(129)
Other	236	635

NET CASH FROM FINANCING ACTIVITIES	(14,724)	38,478

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,493	1,855
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,274	17,430

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,767	$19,285

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,028	$8,767
Income taxes	29,761	15,469

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS — CONTINUED

	Nine Months Ended
	September 24,	September 25,
	2005	2004
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable	$765
Deferred purchase price of acquisition exchanged for current payable	994

NON-CASH INVESTING ACTIVITIES:
Insurance receivable exchanged for property, plant and equipment		$1,445
Property, plant and equipment exchanged for long-term debt	$63

NON-CASH FINANCING ACTIVITIES:
Common stock issued to trust under deferred compensation plan	$761	$716
Common stock issued under stock gift plan	42	46
Common stock issued under directors’ stock grant plan	107	75
Common stock issued under directors’ stock retainer plan	184
Stock exchanged for the exercise of stock options	1,905
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

The accompanying unaudited, interim, consolidated, condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated.

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

The following table presents the balances of percentage-of-completion accounts:

	September 24,	September 25,
	2005	2004
Cost and Earnings in Excess of Billings	$3,950	$3,920
Billings in Excess of Cost and Earnings	3,592	2,614

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED
C.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $20.0 million and $15.2 million for the quarters ended September 24, 2005 and September 25, 2004, respectively. During the nine months ended September 24, 2005 and September 25, 2004, comprehensive income was approximately $52.1 million and $39.5 million, respectively.

D.	EARNINGS PER COMMON SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 09/24/05			Three Months Ended 09/25/04
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$19,171			$14,626

EPS — Basic
Income available to common stockholders	19,171	18,465	$1.04	14,626	18,083	$0.81

Effect of dilutive securities
Options		728			701

EPS — Diluted
Income available to common stockholders and assumed options exercised	$19,171	19,193	$1.00	$14,626	18,784	$0.78

	Nine Months Ended 09/24/05			Nine Months Ended 09/25/04
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$51,190			$39,949

EPS — Basic
Income available to common stockholders	51,190	18,325	$2.79	39,949	18,015	$2.22

Effect of dilutive securities
Options		725			701

EPS — Diluted
Income available to

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED

common stockholders and assumed options exercised	$51,190	19,050	$2.69	$39,949	18,716	$2.13

No outstanding options were excluded from the computation of diluted EPS for the quarter and nine months ended September 24, 2005.

Options to purchase 15,000 shares of common stock at an exercise price of $36.01 were outstanding at September 25, 2004, but were not included in the computation of diluted EPS for the quarter ended September 25, 2004. The options’ exercise price was greater than the average market price of the common stock during the period and, therefore, would be antidilutive.

Options to purchase 40,000 shares of common stock at exercise prices ranging from $31.11 to $36.01 were outstanding at September 25, 2004, but were not included in the computation of diluted EPS for the nine months ended September 25, 2004. The options’ exercise prices were greater than the average market price of the common stock during the periods and, therefore, would be antidilutive.

E.	SALE OF ACCOUNTS RECEIVABLE

We have entered into an accounts receivable sale agreement with a bank. Under the terms of the agreement:
•	We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

•	We service the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.

•	We receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

•	The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement is $50 million.
On September 24, 2005, $27.0 million of receivables were sold and outstanding, and we recorded $2.0 million of retained interest in other current assets. On September 25, 2004, there were no receivables that were sold and outstanding, and there was no retained interest. A summary of the transactions we completed for the first nine months of 2005 and 2004 are presented below (in thousands).

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED

	Nine Months Ended	Nine Months Ended
	September 24, 2005	September 25, 2004
Accounts receivable sold	$346,844	$255,882
Retained interest in receivables	(568)	(2,432)
Expense from sale	(1,214)	(490)
Servicing fee received	137	106
Discounts and sales allowances	(3,298)	(2,687)

Net cash received from sale	$341,901	$250,379

We were recently notified by our bank that they are discontinuing this program for all clients and our program expires on November 14, 2005.

F.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net:

	September 24, 2005		September 25, 2004
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$10,512	($5,445)	$9,806	($3,879)
Licensing agreements	3,684	(2,021)	4,235	(1,555)
Customer relationships	1,285	(386)
Backlog	190	(190)

Total	$15,671	($8,042)	$14,041	($5,434)

Estimated amortization expense for intangible assets as of September 24, 2005 for each of the five succeeding fiscal years is as follows (in thousands):

2005	$588
2006	2,287
2007	1,773
2008	1,323
2009	801
Thereafter	857
The changes in the net carrying amount of goodwill for the nine months ended September 24, 2005 and September 25, 2004 are as follows (in thousands):

Balance as of December 25, 2004	$123,845
Acquisition	5,604
Other, net	270

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED

Balance as of September 24, 2005	$129,719

Balance as of December 27, 2003	$125,028
Acquisition	4,381
Final purchase price allocation	(3,397)
Sale of interest in subsidiary	(2,169)
Other, net	(165)

Balance as of September 25, 2004	$123,678

G.	BUSINESS COMBINATIONS

On June 27, 2005, one of our subsidiaries, which currently owns a 50% interest in Shawnlee Construction LLC (“Shawnlee”), acquired an additional 25% interest for approximately $3.4 million, allocating $ 1.2 million to reducing the minority interest liability, $ 0.7 million to non-competes, $0.8 million to customer relationship related intangibles, $0.1 million to backlog, and $0.6 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141, Business Combinations (“SFAS 141”). In addition, we have agreed to purchase the remaining 25% interest over the next five years. We began consolidating this entity in April 2004, including a respective minority interest, because we exercise control. (See below.)

In addition on June 27, 2005, Shawnlee acquired the assets of Shepardville Construction, Inc. (“Shepardville”) and AW Construction LLC (“AW”), which install interior products for commercial and multi-family construction. The purchase price was approximately $2.0 million, allocating $0.9 million to tangible assets and $1.1 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141, Business Combinations (“SFAS 141”). Shepardville had net sales in fiscal 2004 totaling approximately $4.8 million. AW had net sales in fiscal 2004 totaling approximately $7.9 million.

On June 2, 2005, one of our subsidiaries acquired the assets of Maine Ornamental Woodworkers, Inc. (“Maine”), which manufactures, imports and distributes decorative caps used on decking and fencing posts, and is based in Winthrop, Maine and Bainbridge Island, Washington. The purchase price was approximately $8.5 million, consisting of $7.5 million paid on the date we closed the transaction and $1.0 million paid in September, 2005, allocating $4.6 million to tangible assets and $3.9 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141, Business Combinations (“SFAS 141”). Maine had net sales in fiscal 2004 totaling approximately $12.4 million.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED
On April 2, 2004, one of our subsidiaries acquired a 50% interest in Shawnlee, which provides framing services for multi-family construction, and is located in Plainville, MA. The purchase price was approximately $4.8 million, allocating $1.2 million to tangible assets and purchased intangibles, $1.1 million to a noncompete agreement, $1.3 million to customer relationship related intangibles, $0.2 million to a backlog, and $1.0 million to goodwill. Shawnlee had net sales in fiscal 2003 totaling approximately $20 million. We have consolidated this entity, including a respective minority interest, because we exercise control.

On March 15, 2004, one of our subsidiaries acquired the assets of Slaughter Industries, owned by International Paper Company (“Slaughter”), a facility which supplies the site-built construction market in Dallas, TX. The purchase price was approximately $3.9 million, which was allocated to the fair value of tangible net assets. Slaughter had net sales in fiscal 2003 totaling approximately $48 million.

On January 30, 2004, one of our subsidiaries acquired the assets of Midwest Building Systems, Inc. (“Midwest”), a facility which serves the site-built construction market in Indianapolis, IN. The purchase price was approximately $1.5 million, which was allocated to the fair value of tangible net assets. Midwest had net sales in fiscal 2003 totaling approximately $7.0 million.

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

As permitted under SFAS No.123, Accounting for Stock-Based Compensation, (“SFAS 123”), we continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes compensation expense under the intrinsic value method. Had compensation cost for the stock options granted and stock purchased under the Employee Stock Purchase Plan in the third quarter and first nine months of 2005 and 2004 been determined under the fair value based method defined in SFAS 123, our net earnings and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

Three Months Ended		Nine Months Ended
Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
2005	2004	2005	2004

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED

Net Earnings:
As reported	$19,171	$14,626	$51,190	$39,949
Deduct: compensation expense — fair value method	(141)	(495)	(542)	(1,392)

Pro Forma	$19,030	$14,131	$50,648	$38,557

EPS — Basic:
As reported	$1.04	$0.81	$2.79	$2.22
Pro forma	$1.03	$0.78	$2.76	$2.14
EPS — Diluted:
As reported	$1.00	$0.78	$2.69	$2.13
Pro forma	$0.99	$0.76	$2.67	$2.08
J.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

Including amounts from our wholly owned captive insurance company, we have reserved approximately $1.7 million on September 24, 2005 and $1.8 million on September 25, 2004, representing the estimated costs to complete future remediation efforts and has not been reduced by an insurance receivable.

The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ or borates. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative.

In November 2003, the EPA published its report on the risks associated with the use of CCA in children’s playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED
sufficient to require removal or replacement of any CCA treated structures. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. The EPA is reviewing the report and is expected to issue further clarifications. The results of the EPA study are consistent with a prior Consumer Products Safety Commission (CPSC) study which reached a similar conclusion.
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
We have been requested by a customer to defend it from purported class action lawsuits. One such lawsuit is currently pending in Illinois. The purported class action lawsuit seeks unspecified damages from this customer, based on generalized claims under a purported theory of violation of individual state Consumer Protection Act statutes. To date, none of these cases have been certified as a class action. The Illinois case was previously dismissed without prejudice. Based on an alleged violation of the Consumer Protection Act, the claim has been restated and filed. The case does not allege personal injury or property damage. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally accepted liability of these costs.
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
In addition, on September 24, 2005, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On September 24, 2005, we had outstanding purchase commitments on capital projects of approximately $7.3 million.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases, through our partnerships with framing companies, or through joint bid agreements, we enter into contracts to supply building materials and installation for site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of September 24, 2005, we had approximately $18.7 million in outstanding payment and performance bonds, which expire during the next thirteen to twenty-one months. In addition, approximately $17.9 million in payment and performance bonds are outstanding for completed projects which are still under warranty for the next two to twelve months.
We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1.5 million.
Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note E, “Sale of Accounts Receivable.”)
On September 24, 2005, we had outstanding letters of credit totaling $38.1 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.
In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $19.8 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.
We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $18.3 million related to our outstanding

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
CONTINUED
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
We did not enter into any new guarantee arrangements during the third quarter of 2005 which would require us to recognize a liability on our balance sheet.
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
L.  INCOME TAXES
The American Jobs Creation Act of 2004 (“Act”) that was signed into law by the President on October 22, 2004 provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined by the Act). In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by its board of directors. Certain other criteria in the Act must be satisfied as well. Once a decision is reached to remit foreign earnings, the impact must be recorded in the period in which the decision is made.
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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
OVERVIEW
We are pleased to report strong results for the third quarter of 2005, which was highlighted by:
•	Our growth in unit sales to the site-built construction, industrial, and manufactured housing markets. Our unit sales to the do-it-yourself/retail (DIY/retail) market declined due to our sales strategy with our largest customer and efforts to diversify our customer base.

•	A 31% increase in net earnings for the quarter which surpassed our 2% increase in unit sales. Our enhanced profitability was primarily due to:
o	Improved profitability on sales of engineered wood components;

o	Walking away from certain business with our largest customer that did not meet our margin requirements;

o	Cost efficiencies we have achieved through our company-wide innovation program;

o	Increased sales of higher margin components used in modular housing; and

o	Improved results from certain under-performing operations.
In addition, our sales of higher margin value-added products increased to 53% of total sales from 50% last year, due, in part, to our growth in sales to the site-built and industrial markets.
•	Improved cash flows from operating activities due, in part, to an increase in our sale of receivables program and an improvement in our receivables cycle.

•	On June 27, 2005, one of our subsidiaries, which currently owns a 50% interest in Shawnlee Construction LLC (“Shawnlee”), acquired an additional 25% interest for approximately $3.4 million, and we agreed to purchase the remaining 25% interest over the next five years. In addition, Shawnlee acquired the assets of Shepardville Construction, Inc. (“Shepardville”) and AW Construction LLC (“AW”), which install interior products for commercial and multi-family construction. The purchase price was approximately $2.0 million. Shepardville had net sales in fiscal 2004 totaling approximately $4.8 million. AW had net sales in fiscal 2004 totaling approximately $7.9 million.

•	A decrease in our leverage ratio to 31% at the end of September 2005 from 42% last year as a result of strong cash flows and working capital management.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
•	Hurricanes Katrina and Rita had little impact on our business in the third quarter of 2005. We expect that we will have additional sales opportunities in the future as a result of these events, which are incorporated in our unit sales and net earnings targets discussed below.
In summary, we remain optimistic about the future of our business, markets and strategies, and our employees remain focused on adding value for our customers, executing our strategies and meeting our goals. Based on anticipated growth in the business for the balance of 2005 and on current market and economic conditions, we raised our annual target range for net earnings growth to 22% - 27% for this year (from 15% — 20% targeted after our second quarter, excluding the effect of the after-tax insurance gain we recognized in 2004). In addition, we lowered our annual target range for units sales growth to 4% — 7% (from 7% — 12% originally targeted at the beginning of the year) because we have completed fewer acquisitions than anticipated. We continue to pursue acquisition opportunities and believe that acquisitions will, as they have in the past, play an important role in our long-term growth strategy.
RISK FACTORS
We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the “Lumber Market”). A variety of factors over which we have no control, including government regulations, environmental regulations, weather conditions, economic conditions and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can negatively affect our sales volume, our gross margins and our profitability. We anticipate that these fluctuations will continue in the future.
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
A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 24% of our total sales in the first nine months of 2005, down from 26% for the first nine months of 2004.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
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
We may be adversely affected by the impact of environmental and safety regulations. We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Several states have proposed legislation to limit the uses and disposal of Chromated Copper Arsenate (“CCA”) treated lumber. (See Note J, “Commitments, Contingencies and Guarantees.”)
Seasonality and weather conditions could adversely affect us. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine (“SYP”), also experience the greatest Lumber Market risk (see “Historical Lumber Prices”). Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.) Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, consignment inventory programs are negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sell price to the customer. These programs include those materials which are most susceptible to adverse changes in the Lumber Market.
The majority of our products are used or installed in outdoor construction activities; therefore, short-term sales volume, our gross margins and our profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.
We converted to a new preservative to treat our products. The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. As a result, all of our wood preservation facilities, except the one described below, have been converted to an alternate preservative, either Amine Copper Quaternary (“ACQ”) or borates.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
The cost of ACQ is more than four times higher than the cost of CCA. We estimate the new preservative has increased the cost and sales price of our treated products by approximately 10% to 15%. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. (See Note J, “Commitments, Contingencies and Guarantees.”)
Market conditions for the supply of certain lumber products and inbound transportation may be limited. These conditions, which occur on occasion, have resulted in difficulties procuring desired quantities and receiving orders on a timely basis for all industry participants. We are not certain how these conditions may impact our short-term sales volumes and profitability. However, we attempt to mitigate the risks these conditions present by:
•	Our pricing practices (see “Impact of the Lumber Market on Our Operating Results”);

•	Leveraging our size with mill and transportation suppliers to ensure they achieve supply and service requirements;

•	Increasing our utilization of consigned inventory programs with mills; and

•	Expanding our supply base of dedicated carriers.
When analyzing this report to assess our future performance, please recognize the potential impact of the various factors set forth above.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the nine months ended September 24, 2005 and September 25, 2004:

	Random Lengths Composite
	Average $/MBF
	2005	2004
January	$381	$341
February	420	376
March	422	382
April	407	431
May	386	456
June	405	423
July	381	426
August	360	473
September	395	441

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	Random Lengths Composite
	Average $/MBF
	2005	2004
Third quarter average	$379	$447
Year-to-date average	$395	$417

Third quarter percentage decrease from 2004	-15.2%
Year-to-date percentage decrease from 2004	-5.3%
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2005	2004
January	$446	$410
February	489	436
March	501	487
April	511	532
May	500	535
June	538	498
July	536	479
August	503	503
September	501	473

Third quarter average	$513	$485
Year-to-date average	$503	$484

Third quarter percentage increase from 2004	5.8%
Year-to-date percentage increase from 2004	3.9%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS
We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
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
Below is a general description of the primary ways in which our products are priced.
•	Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

•	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.
Changes in the trend of lumber prices have their greatest impact on the following products:
•	Products that have significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. This would include treated lumber, which comprises almost twenty-five percent of our total sales. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (See “Risk Factors — Seasonality and weather conditions could adversely affect us.”)

•	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
In addition to the impact of the Lumber Market trends on gross margins, changes in the level of the market cause fluctuations in gross margins when comparing operating results from period to period. This is explained in the following example, which assumes the price of lumber has increased from period one to period two, with no changes in the trend within each period.

	Period 1	Period 2
Lumber cost	$300	$400
Conversion cost	50	50
= Product cost	350	450
Adder	50	50
= Sell price	400	500
Gross margin	12.5%	10.0%
As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margins. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.
BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2005 and fiscal 2004, which were accounted for using the purchase method. (See Note G, “Business Combinations.”)

Company Name	Acquisition Date	Business Description
Shepardville Construction, Inc. and AW Construction LLC	June 27, 2005	Install interior products such as base boards, crown moldings, window sills and casing, doors, and cabinets for commercial and multi-family construction projects. Located in Warwick, RI and Wolcott, CT.

Maine Ornamental Woodworkers, Inc.	June 2, 2005	Provides decorative post caps for fencing and decking applications to two-step distributors and certain “big box” home improvement retailers. The company has locations in Winthrop and Eliot, ME and Bainbridge Island, WA.

Shawnlee Construction LLC		Provides framing services for multi-family construction in the Northeast.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
- Purchased a 50% interest	April 2, 2004	Located in Plainville, MA.

- Purchased an additional 25% interest and agreed to purchase the remaining 25% interest over 5 years	June 27, 2005

Slaughter Industries	March 15, 2004	Distributes lumber products and manufactures engineered wood components for site-built construction. Located in Dallas, TX.

Midwest Building Systems, Inc.	January 30, 2004	Manufacturer of engineered wood components for site-built construction. Located in Indianapolis, IN.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	88.2	86.9	87.8

Gross profit	13.7	11.8	13.1	12.2
Selling, general, and administrative expenses	8.8	7.7	8.5	8.1

Earnings from operations	4.9	4.1	4.6	4.1

Interest, net	0.5	0.5	0.6	0.6
Net gain on sale of real estate and interest in subsidiary	0.0	(0.0)	(0.1)	(0.1)

	0.5	0.5	0.5	0.5

Earnings before income taxes and minority interest	4.4	3.6	4.1	3.6
Income taxes	1.7	1.3	1.5	1.3

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	For the Three Months Ended		For the Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Earnings before minority interest	2.7	2.3	2.6	2.3
Minority interest	(0.0)	(0.2)	(0.1)	(0.2)

Net earnings	2.7%	2.1%	2.5%	2.1%

NET SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Our strategic sales objectives include:
•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood components and framing services to the site-built construction market. Engineered wood components include roof trusses, wall panels, and floor systems.

•	Increasing sales of “value-added” products and framing services. Value-added product sales consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our net sales (in thousands) and percentage change in net sales by market classification.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 24,	%	Sept. 25,	Sept. 24,	%	Sept. 25,
Market Classification	2005	Change	2004	2005	Change	2004
DIY/Retail	$279,639	(1.0)	$282,445	$804,670	(0.7)	$810,119
Site-Built Construction	204,990	4.8	195,538	543,264	13.2	479,815
Manufactured Housing	103,619	(1.5)	105,207	306,524	8.6	282,181
Industrial	133,249	5.7	126,104	383,751	11.1	345,412

Total	$721,497	1.7	$709,294	$2,038,209	6.3	$1,917,527

Note:	In the second quarter of 2005, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Net sales in the third quarter of 2005 increased 2% compared to the third quarter of 2004 resulting from an increase in units shipped. We estimate that our unit sales increased by 1% as a result of business acquisitions and new plants, and our unit sales out of existing facilities increased by 1%.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
While changes in selling prices varied within market classifications due to volatility in prices of different species of lumber, overall selling prices remained flat comparing the two periods.
Net sales in the first nine months of 2005 increased 6% compared to the first nine months of 2004 resulting from an estimated increase in units shipped of approximately 4%, while overall selling prices increased by 2%. We estimate that our unit sales out of existing facilities increased by 3%, while our unit sales increased by 1% as a result of business acquisitions and new plants. Overall selling prices increased as a result of the Lumber Market (see “Historical Lumber Prices”), since our pricing practices are designed to pass these costs along to our customers. (See “Impact of the Lumber Market on Our Operating Results.”)
DIY/Retail:
Net sales to the DIY/retail market decreased 1% in the third quarter of 2005 compared to 2004, as a result of an 8% decline in units shipped offset by a 7% increase in overall selling prices due to the Lumber Market for SYP. Unit sales declined due, in part, to our strategy to walk away from certain business that did not meet profitability expectations and to better balance our business by growing our other markets faster than the DIY/retail market. In addition, we believe unit sales have been adversely impacted by the retail pricing strategy of some of our customers, which has resulted in higher prices to consumers.
Net sales to the DIY/retail market decreased 1% in the first nine months of 2005 compared to 2004, as a result of a 5% decline in units shipped offset by a 4% increase in overall selling prices due to the Lumber Market for SYP. Unit sales declined as a result of the same reasons discussed in the paragraph above.
Site-Built Construction:
Net sales to the site-built construction market increased 5% in the third quarter of 2005 compared to 2004, primarily due to an estimated 7% increase in unit sales offset by a 2% decrease in overall selling prices. We estimate that our unit sales out of existing facilities increased by 5%, and our unit sales increased by 2% as a result of business acquisitions and new plants.
Net sales to the site-built construction market increased 13% in the first nine months of 2005 compared to 2004, primarily due to an estimated 13% increase in unit sales. Unit sales increased as a result of acquisitions and new plants, combined with organic growth out of several existing plants, particularly those in our Carolina, Florida, and Texas regions.
Manufactured Housing:

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Net sales to the manufactured housing market decreased 2% in the third quarter of 2005 compared to the same period of 2004, primarily due to an estimated 6% decrease in overall selling prices due to the Lumber Market for Spruce, offset by a 4% increase in units shipped. Units shipped increased as a result of additional sales to modular home producers. Industry production for HUD code homes decreased 2% in the third quarter of 2005.
Net sales to the manufactured housing market increased 9% in the first nine months of 2005 compared to the same period of 2004. This increase resulted primarily from an increase in units shipped to modular home producers. Industry production for HUD code homes increased 2% in the first nine months of 2005.
Industrial:
Net sales to the industrial market increased 6% in the third quarter of 2005 compared to the same period of 2004, primarily due to an estimated 12% increase in units shipped. Unit sales increased as a result of organic growth out of several existing plants, particularly those in our Southeast and Southwest regions. We’ve added almost 1,000 new accounts since September of 2004 and we have been successful at significantly increasing our sales with existing accounts. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.
Net sales to the industrial market increased 11% in the first nine months of 2005 compared to the same period of 2004, primarily due to an estimated 12% increase in units shipped. Unit sales increased for the reasons mentioned in the paragraph above.
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Value-Added	52.6%	49.9%	51.7%	49.6%
Commodity-Based	47.4%	50.1%	48.3%	50.4%
Value-added sales increased 7% in the third quarter of 2005 compared to 2004, primarily due to increased sales of engineered wood components and specialty wood packaging. Commodity-based sales decreased 4% comparing the third quarter of 2005 with the same period of 2004, primarily due to walking away from certain low margin business.
Value-added sales increased 15% in the first nine months of 2005 compared to 2004, primarily due to increased sales of engineered wood components, and specialty wood packaging products.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Commodity-based sales increased 2% comparing the first nine months of 2005 with the same period of 2004.
COST OF GOODS SOLD AND GROSS PROFIT
Gross profits increased approximately 18% comparing the third quarter of 2005 with the same period of 2004, which exceeded our 2% increase in unit sales. Our improved profitability this quarter was due to a combination of:
•	Improved profitability on sales of engineered wood components;
•	Walking away from certain business with our largest customer that did not meet our margin requirements;
•	Cost efficiencies we have achieved through our company-wide innovation program;
•	Increased sales of higher margin components used in modular housing; and
•	Improved results from certain under-performing operations.
In addition, our sales of higher margin value-added products increased to 53% of total sales from 50% last year due, in part, to our growth in sales to the site-built and industrial markets.
Gross profits increased approximately 15% comparing the first nine months of 2005 with the same period of 2004, which exceeded our 4% increase in unit sales. Our improved profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above, plus the down-sizing of one of our Western framing operations.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses increased by approximately 17% in the third quarter of 2005 compared to the same period of 2004, which was higher than our 2% increase in unit sales, primarily due to increased headcount and wages to support our site-built and industrial businesses, certain taxes, bad debt expenses, and incentive compensation tied to operating profits and return on investment. In addition, we have experienced a decline in unit sales to our DIY market. Consequently, SG&A expenses as a percentage of sales increased to 8.8% in the third quarter of 2005 compared to 7.7% in the same period of 2004.
Selling, general and administrative (“SG&A”) expenses increased by approximately 12% in the first nine months of 2005 compared to the same period of 2004, which compared unfavorably with our 4% increase in unit sales, primarily due to the same factors discussed above. SG&A expenses as a percentage of sales were 8.5% in the first nine months of 2005 compared to 8.1% in the first nine months of 2004.
INTEREST, NET

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Net interest costs decreased in the third quarter and remained flat in the first nine months of 2005 compared to the same periods of 2004 as a decline in borrowings has been offset by higher borrowing rates on our on our variable rate debt.
NET GAIN ON SALE OF REAL ESTATE
On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 37.9% in the third quarter of 2005 from 36.2% in the same period of 2004, and increased to 37.9% in the first nine months of 2005 from 37.3% in the same period of 2004. Anticipated rate reductions in 2005 associated with the new manufacturing deduction allowed under the Jobs Creation Act and income taxes accrued on the sale of Nascor Incorporated in 2004 have been offset primarily by:
•	Anticipated increases in our state and local and foreign income tax rates in 2005;
•	Our decision to repatriate income from one of our Canadian subsidiaries in the second quarter of 2005;
•	Certain new unfavorable permanent tax differences resulting from the Jobs Creation Act; and
•	A decline in income of certain of our non-wholly owned partnerships.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Sept. 24,	Sept. 25,
	2005	2004
Cash from operating activities	$60,160	($13,201)
Cash from investing activities	(39,943)	(23,422)
Cash from financing activities	(14,724)	38,478

Net change in cash and cash equivalents	5,493	1,855
Cash and cash equivalents, beginning of period	25,274	17,430

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	Sept. 24,	Sept. 25,
	2005	2004
Cash and cash equivalents, end of period	$30,767	$19,285

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
Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 25, 2004 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 43 days in the first nine months of 2005 from 42 days in the first nine months of 2004, primarily due to an increase in our days supply of inventory offset slightly by a faster receivables cycle.
Cash flows from operating activities improved by approximately $73 million in the first nine months of 2005 compared to the same period of 2004, primarily due to:
•	An increase in our sale of receivables program;
•	A faster receivables cycle due to additional resources and efforts we have recently devoted to this area; and
•	A substantial increase in our working capital requirements last year due to a 27% increase in the lumber market from the beginning of the year to September 2004.
We were recently notified by our bank that they are discontinuing the sale of receivables program for all clients and our program expires on November 14, 2005. We are currently considering proposals from banks for a similar program.
Cash used for investing activities increased by almost $17 million in the first nine months of 2005 compared to the same period of 2004, primarily due to the rebuilding of our plant in Thorndale, ON; expansionary projects in Thornton, CA; Berlin, NJ; and Praire du Chien, WI; and the renovation of our corporate headquarters in Grand Rapids, MI in 2005. We expect to spend approximately $44 million on capital expenditures in 2005, which includes outstanding purchase commitments on capital projects totaling approximately $7.3 million on September 24, 2005. We intend to fund

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
Additionally, in 2005 we:
•	Acquired the assets and assumed certain liabilities of Maine Ornamental in June 2005 for $8.5 million;
•	Sold our plant in Stockton, CA for $2.3 million and completed a new facility in Thornton, CA to which this operation was moved; and
•	Collected the remaining portion of our insurance receivable totaling $3.0 million associated with the fire in 2004 at our Thorndale, ON plant.
Cash provided by financing activities decreased $53 million in the first nine months of 2005 compared to the same period of 2004, primarily due to strong cash flows from operating activities in 2005 as discussed above.
On September 24, 2005, we had $13 million outstanding on our $250 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $35.7 million on September 24, 2005. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on September 24, 2005.
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note J, “Commitments, Contingencies, and Guarantees.”
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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 24, 2005 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the third quarter ended September 24, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 26, 2005 – July 30, 2005(1)				1,502,760
July 31, 2005 – August 27, 2005	1,417	$50.11		1,501,343
August 28, 2005 – September 24, 2005				1,501,343

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On October 21, 1998, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 1.8 million shares of our common stock. On October 18, 2000 and November 14, 2001, the Board of Directors authorized an additional 1 million shares and 2.5 million shares, respectively, to be repurchased under the program. As of September 24, 2005, cumulative total authorized shares available for repurchase is 1.5 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 5. Other Information.
In the third quarter of 2005, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $104,000 for 2005.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: November 1, 2005	By:	/s/ William G. Currie

William G. Currie
	Its:	Vice Chairman of the Board and Chief Executive
Officer

Date: November 1, 2005	By:	/s/ Michael R. Cole

Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).