Form 10-K
period 2005-12-31
UNIVERSAL FOREST PRODUCTS INC
filed 2006-03-08
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR FISCAL YEAR ENDED DECEMBER 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period of                      to                     .
Commission File No.: 0-22684
UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)
(616) 364-6161
(Registrant’s telephone number, including area code)
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
          Yes ☑            No ☐
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          Yes ☐            No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
          Yes ☐            No ☑
Indicate by checkmark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2). (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.)
          Yes ☐           No ☑
As of June 25, 2005, 18,286,385 shares of the registrant’s common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $593,012,928 computed at the closing price of $40.43 on that date.
As of February 4, 2006, 18,528,673 shares of the registrant’s common stock, no par value, were outstanding.
Documents incorporated by reference:
(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
December 31, 2005

PART I
Item 1. Business.
General Development of the Business.
Universal Forest Products, Inc. was organized as a Michigan corporation in 1955. We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products to the do-it-yourself/retail (“DIY/retail”), site-built construction, manufactured housing, and industrial markets. We currently operate facilities throughout the United States, Canada, and Mexico.
Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 31, 2005 (“2005 Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Selected portions of the 2005 Annual Report are filed as Exhibit 13 with this Form 10-K Report.
Financial Information About Industry Segments.
Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under the definition of a segment, our Eastern and Western Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. We have aggregated our divisions into one reporting segment, consistent with SFAS 131. Accordingly, separate industry segment information is not presented.
Narrative Description of Business.
We presently engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Each of these markets is discussed in the paragraphs which follow.
DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 22% of our total net sales for fiscal 2005, 25% for 2004, and 30% for 2003.

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
The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various “value-added products,” some of which are sold under our trademarks. In addition to our conventional lumber products, we offer composite wood and plastic products. We also sell engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see “Site-Built Construction Market” below).
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
We currently supply customers in this market from many manufacturing facilities located in many different states and Canada. These facilities manufacture various engineered wood components used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000®, I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.
We also provide framing services for customers in certain regional markets, in which we erect the wood structure. We believe that providing a comprehensive framing package, including installation, provides a competitive advantage. Terms of sale are based on a construction contract.
Competitors in this market include national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components. Our objective is to continue to increase our manufacturing capacity and framing capabilities for this market while developing a national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, product quality and timeliness of delivery.
Manufactured Housing Market. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles. Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer’s specification, plywood, particle board and dimensional lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders.
While no competitor operates in as widely-dispersed geographic areas as we do, we face competition from suppliers in many geographic regions. Our principal competitive advantages include our product knowledge, the capacity to supply all of the customer’s lumber requirements, the ability to deliver engineering support services, the close proximity of our regional facilities to our customers and our ability to provide national sales programs to certain customers.
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
Suppliers. We are one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). We use primarily Southern Yellow Pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include “spruce-pine-fir” from various provinces in Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output, (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials. We believe this represents a competitive advantage.

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
Backlog. Due to the nature of our DIY/retail, manufactured housing and industrial businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, we would not normally have a backlog of unfilled orders in a material amount. The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer’s requirements. In such cases, either we are able to forecast the customer’s requirements or the customer may provide an estimate of its future needs. In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products in question.
On December 31, 2005 and December 25, 2004, we estimate that backlog orders associated with the site-built construction business approximated $92.4 million and $69.2 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the current fiscal year.
Environmental. Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.
Employees. At February 4, 2006, we had approximately 9,400 employees.
Financial Information About Geographic Areas.
The dominant portion of our operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note P of the Consolidated Financial Statements presented under Item 8 herein.
Available Information.
Our Internet address is www.ufpi.com. Through our Internet web site under “Financial” in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet web site under “Corporate Governance” in the Investor Relations section is our Code of Ethics for Senior Financial Officers.

Reports to Security Holders.
Not applicable.
Enforceability of Civil Liabilities Against Foreign Persons.
Not applicable.
Item 1A. Risk Factors.
We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the “Lumber Market”). A variety of factors over which we have no control, including government regulations, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can negatively affect our sales volume, our gross margins, and our profitability. We anticipate that these fluctuations will continue in the future.
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
A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 22% of our total sales in 2005, down from 25% for 2004.
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
We may be adversely affected by the impact of environmental and safety regulations. We are subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Several states have proposed legislation to limit the uses and disposal of Chromated Copper Arsenate (“CCA”) treated lumber. (See Note M to the Consolidated Financial Statements.)
Seasonality and weather conditions could adversely affect us. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking, and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine, also experience the greatest Lumber Market risk (see “Historical Lumber Prices”). Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.) Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, consignment inventory programs are negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sell price to the customer. These programs include those materials which are most susceptible to adverse changes in the Lumber Market.
The majority of our products are used or installed in outdoor construction activities; therefore, short-term sales volume, our gross margins, and our profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.
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
Market conditions for the supply of certain lumber products and inbound transportation may be limited. These conditions, which occur on occasion, have resulted in difficulties procuring desired quantities and receiving orders on a timely basis for all industry participants. We are not certain how these conditions may impact our short-term sales volumes and profitability. However, we attempt to mitigate the risks of these conditions by:
•	Our pricing practices (see “Impact of the Lumber Market on Our Operating Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is presented under Item 7 of this Form 10-K and is incorporated herein by reference);

•	Leveraging our size with mill and transportation suppliers to ensure they achieve supply and service requirements;

•	Increasing our utilization of consigned inventory programs with mills; and

•	Expanding our supply base of dedicated carriers.
Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 105 facilities located throughout the United States, Canada, and Mexico. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.
We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 7 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.
Item 3. Legal Proceedings.
Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Additional Item: Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2006. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
William G. Currie	58	Vice Chair. of the Board and Chief Exec. Officer, Universal Forest Products, Inc.
Michael B. Glenn	54	President and Chief Operating Officer, Universal Forest Products, Inc.
C. Scott Greene	50	President, Universal Forest Products Eastern Division, Inc.
Robert K. Hill	58	President, Universal Forest Products Western Division, Inc.
Robert D. Coleman	51	Executive Vice President Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad	45	Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole	39	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Ronald G. Klyn	48	Chief Information Officer, Universal Forest Products, Inc.
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

Ronald G. Klyn joined us in May of 1993 as Information Services Manager. In October of 1999, Mr. Klyn was promoted to Chief Information Officer.
PART II
The following information items in this Part II, which are contained in the 2005 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2005 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.
(a)	Not applicable.

(b)	Not applicable.

(c)	There were no issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 25 — October 29, 2005(1)				1,501,343
October 30 — November 26, 2005				1,501,343
November 27 — December 31, 2005				1,501,343

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of December 31, 2005, cumulative total authorized shares available for repurchase is 1.5 million shares.
Item 6. Selected Financial Data.
The information required by this Item is incorporated by reference from the 2005 Annual Report under the caption “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference from the 2005 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On December 31, 2005, the estimated fair value of our long-term debt, including the current portion, was $214.2 million, which was $4.7 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.
Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalents, in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)			$78,500	$15,000		$40,000	$133,500
Average interest rate			6.98%	5.63%		6.16%
Variable Rate ($US)	$458	$351	$2,349	$53,767	$250	$18,822	$75,997
Average interest rate(1)	5.32%

(1)	Average of rates at December 31, 2005.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is incorporated by reference from the 2005 Annual Report under the following captions:
“Management’s Annual Report on Internal Control Over Financial Reporting”
“Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”

“Report of Independent Registered Public Accounting Firm”
“Consolidated Balance Sheets”
“Consolidated Statements of Earnings”
“Consolidated Statements of Shareholders’ Equity”
“Consolidated Statements of Cash Flows”
“Notes to Consolidated Financial Statements”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
(1)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 31, 2005 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2005 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our accounting firm’s attestation on that Report is also included in the 2005 Annual Report in the caption “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and is incorporated herein by reference.

(3)	Changes in Internal Controls. During the fourth quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 is

incorporated by reference from our definitive Proxy Statement for the year ended December 31, 2005 for the 2006 Annual Meeting of Shareholders, as filed with the Commission (“2006 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.
Item 11. Executive Compensation.
Information relating to executive compensation is incorporated by reference from the 2006 Proxy Statement under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2006 Proxy Statement under the captions “Ownership of Common Stock” and “Securities Ownership of Management.”
Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2005, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,384,879	$19.08	932,348
Equity compensation plans not approved by security holders	none
Item 13. Certain Relationships and Related Transactions.
Information relating to certain relationships and related transactions is incorporated by reference from the 2006 Proxy Statement under the captions “Election of Directors” and “Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.
Information relating to the types of services rendered by our Independent Auditors and the fees paid for these services is incorporated by reference from our 2006 Proxy Statement under the caption “Independent Public Accountants.”
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1. Financial Statements. The following Management’s Annual Report, Reports of Independent Registered Public Accounting Firm and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2005 Annual Report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004

Consolidated Statements of Earnings for the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

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

Dated: March 8, 2006	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ William G. Currie

William G. Currie, Vice Chairman of the
Board and Chief Executive Officer

and

/s/ Michael R. Cole

Michael R. Cole, Chief Financial Officer
and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 8th day of March, 2006, by the following persons on behalf of us and in the capacities indicated.
     Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter F. Secchia	/s/ William G. Currie

Peter F. Secchia, Director	William G. Currie, Director

/s/ Dan M. Dutton	/s/ John M. Engler

Dan M. Dutton, Director	John M. Engler, Director

/s/ John W. Garside	/s/ Gary F. Goode

John W. Garside, Director	Gary F. Goode, Director

/s/ Mark A. Murray	/s/ Louis A. Smith

Mark A. Murray, Director	Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant’s Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)(3)	Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4(b)(3) to a Form 10-Q Quarterly Report for the quarter period ended March 26, 1994, and the same is incorporated herein by reference.

	(b)(4)	First Amendment to Note Agreement dated November 13, 1998, relating to Series A, Senior Unsecured Note Agreement dated May 5, 1994, was filed as Exhibit 4(b)(4) to a Form 10-K Annual Report for the fiscal year ended December 26, 1998.

10	Material Contracts.

	(a)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004.

	*(a)(3)	Consulting Agreement with Peter F. Secchia, dated December 31, 2002, and Assignment dated January 1, 2003 was filed as Exhibit 10(a)(3) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	*(a)(4)	Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002 was filed as Exhibit 10(a)(4) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

Exhibit #	Description

	*(a)(5)	Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004.

	(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(2)	Form of Officers’ Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(f)	Salaried Employee Bonus Plan was filed as Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(i)(2)	Series 2002-A, Revolving Credit Agreement dated November 25, 2002 was filed as Exhibit 10(i)(2) to a Form 10-K Annual Report for the year ended December 28, 2002.

	(i)(3)	First Amendment dated September 18, 2003 relating to Series 2002-A, Revolving Credit Agreement dated November 25, 2002 was filed as Exhibit 10(i)(3) to a Form 10-Q Quarterly Report for the quarter ended September 27, 2003.

	(i)(4)	Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004.

	(j)(1)	Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002.

Exhibit #	Description

	(k)(1)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated September 22, 2003 was filed as Exhibit 10(k)(1) to a Form 10-Q Quarterly Report for the quarter ended September 27, 2003.

	(k)(2)	Deposit Account Control Agreement dated September 22, 2003, completed pursuant to the PARTS Agreement, was filed as Exhibit 10(k)(2) to a Form 10-Q, Quarterly Report for the quarter ended September 27, 2003.

	(k)(3)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated November 12, 2004 was filed as Exhibit 10(k) to a Form 8-K Current Report dated November 15, 2004.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(b)	Code of Ethics for Vice President of Accounting and Administration was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(c)	Code of Ethics for Vice President of Accounting.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

Exhibit #	Description

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.

E-4