Form 10-Q
period 2006-04-01
UNIVERSAL FOREST PRODUCTS INC
filed 2006-05-11
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-22684
UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 East Beltline NE, Grand Rapids, Michigan	49525

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (616) 364-6161
NONE

(Former name or former address, if changed since last report.)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
  Large Accelerated Filer  ☐  Accelerated Filer  ☑  Non-Accelerated Filer  ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 1, 2006

Common stock, no par value	18,626,455

Page No.
PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Consolidated Condensed Balance Sheets at April 1, 2006, December 31, 2005, and March 26, 2005.	3-4

Consolidated Condensed Statements of Earnings for the Three Months Ended April 1, 2006 and March 26, 2005.	5

Consolidated Statements of Shareholders’ Equity for the Three Months Ended April 1, 2006 and March 26, 2005.	6

Consolidated Condensed Statements of Cash Flows for the Three Months Ended April 1, 2006 and March 26, 2005.	7-8

Notes to Consolidated Condensed Financial Statements.	9-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4. Controls and Procedures.	33

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings — NONE.

Item 1A. Risk Factors — NONE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3. Defaults Upon Senior Securities — NONE.

Item 4. Submission of Matters to a Vote of Security Holders — NONE.

Item 5. Other Information.	35

Item 6. Exhibits.	36
Certificate of the Chief Executive Officer Pursuant to Section 302
Certificate of the Chief Financial Officer Pursuant to Section 302
Certificate of the Chief Executive Officer Pursuant to Section 906
Certificate of the Chief Financial Officer Pursuant to Section 906

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	April 1,	December 31,	March 26,
	2006	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,608	$46,215	$28,396
Accounts receivable, net	199,508	185,080	179,954
Inventories:
Raw materials	145,945	144,361	146,936
Finished goods	133,632	109,408	139,899

	279,577	253,769	286,835
Other current assets	21,448	17,114	15,429

TOTAL CURRENT ASSETS	540,141	502,178	510,614

OTHER ASSETS	8,083	7,887	8,303
GOODWILL	131,560	131,556	123,901
OTHER INTANGIBLE ASSETS, net	10,006	10,966	7,207
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	420,888	412,475	388,231
Accumulated depreciation and amortization	(195,709)	(188,142)	(169,862)

PROPERTY, PLANT AND EQUIPMENT, NET	225,179	224,333	218,369

TOTAL ASSETS	$914,969	$876,920	$868,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$130,584	$106,716	$123,508
Accrued liabilities:
Compensation and benefits	51,622	69,528	43,343
Other	41,542	27,449	21,935
Current portion of long-term debt and capital lease obligations	461	458	21,910

TOTAL CURRENT LIABILITIES	224,209	204,151	210,696

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	204,010	209,039	251,806
DEFERRED INCOME TAXES	12,800	12,914	18,597
MINORITY INTEREST	8,805	8,577	7,765
OTHER LIABILITIES	10,698	10,387	10,153

TOTAL LIABILITIES	460,522	445,068	499,017

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS — CONTINUED

	April 1,	December 31,	March 26,
	2006	2005	2005
SHAREHOLDERS’ EQUITY:

Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,626,455, 18,402,648 and 18,121,589	$18,626	$18,403	$18,122
Additional paid-in capital	106,045	97,372	92,223
Deferred stock compensation	0	4,212	4,197
Deferred stock compensation in rabbi trust	0	(2,117)	(2,087)
Retained earnings	328,744	312,878	256,656
Accumulated other comprehensive earnings	2,151	2,408	1,635

	455,566	433,156	370,746
Employee stock notes receivable	(1,119)	(1,304)	(1,369)

TOTAL SHAREHOLDERS’ EQUITY	454,447	431,852	369,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$914,969	$876,920	$868,394

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
    (in thousands, except per share data)

	Three Months Ended
	April 1,	March 26,
	2006	2005
NET SALES	$665,609	$537,160

COST OF GOODS SOLD	571,298	469,931

GROSS PROFIT	94,311	67,229

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	64,529	49,851

EARNINGS FROM OPERATIONS	29,782	17,378

OTHER EXPENSE (INCOME):
Interest expense	3,799	3,775
Interest income	(429)	(149)
Net gain on sale of real estate		(1,272)

	3,370	2,354

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	26,412	15,024

INCOME TAXES	9,756	5,759

EARNINGS BEFORE MINORITY INTEREST	16,656	9,265

MINORITY INTEREST	(790)	(36)

NET EARNINGS	$15,866	$9,229

EARNINGS PER SHARE — BASIC	$0.85	$0.51

EARNINGS PER SHARE — DILUTED	$0.82	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING	18,606	18,187

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,278	18,972
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

				Deferred
			Deferred	Compen-		Accumulated
		Additional	Stock	sation		Other	Employees
	Common	Paid-In	Compen-	Rabbi	Retained	Comprehensive	Stock Notes
	Stock	Capital	sation	Trust	Earnings	Earnings	Receivable	Total

Balance at December 25, 2004	$18,002	$89,269	$3,423	($1,331)	$247,427	$1,525	($1,546)	$356,769
Comprehensive earnings:
Net earnings					9,229
Foreign currency translation adjustment						110
Total comprehensive earnings								9,339
Issuance of 95,507 shares under employee stock plans	96	1,366						1,462
Issuance of 2,830 shares under stock grant programs	3	117						120
Issuance of 20,997 shares under deferred compensation plans	21	765	(30)	(756)				0
Tax benefits from non-qualified stock options exercised		706						706
Accrued expense under deferred compensation plans			804					804
Payments received on employee stock notes receivable							177	177

Balance at March 26, 2005	$18,122	$92,223	$4,197	($2,087)	$256,656	$1,635	($1,369)	$369,377

Balance at December 31, 2005	$18,403	$97,372	$4,212	($2,117)	$312,878	$2,408	($1,304)	$431,852
Comprehensive earnings:
Net earnings					15,866
Foreign currency translation adjustment						(257)
Total comprehensive earnings								15,609
Reversal of deferred compensation upon adoption of SFAS 123(R)		2,095	(4,212)	2,117				0
Issuance of 119,726 shares under employee stock plans	120	1,825						1,945
Issuance of 2,803 shares under stock grant programs	2	158						160
Issuance of 101,278 shares under deferred compensation plans	101	(101)						0
Tax benefits from non-qualified stock options exercised		1,419						1,419
Expense associated with share-based compensation arrangements		215						215
Accrued expense under deferred compensation plans		3,062						3,062
Payments received on employee stock notes receivable							185	185

Balance at April 1, 2006	$18,626	$106,045	$0	$0	$328,744	$2,151	($1,119)	$454,447
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 1,	March 26,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,866	$9,229
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	8,279	7,345
Amortization of intangibles	1,311	601
Expense associated with share-based compensation arrangements	215
Expense associated with stock grant plans	160	163
Deferred income taxes	(88)	19
Minority interest	790	36
Net gain on sale or impairment of property, plant, and equipment	(1)	(1,131)
Changes in:
Accounts receivable	(14,276)	(28,643)
Inventories	(25,800)	(73,913)
Accounts payable	23,927	36,108
Accrued liabilities and other	(4,860)	(6,323)
Excess tax benefits from share-based compensation arrangements	(1,278)

NET CASH FROM OPERATING ACTIVITIES	4,245	(56,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,186)	(10,604)
Acquisitions, net of cash received	(2,052)
Proceeds from sale of property, plant and equipment	225	2,295
Collections of notes receivable	1,542
Other assets, net	(55)	366

NET CASH FROM INVESTING ACTIVITIES	(8,526)	(7,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facilities	(5,020)	66,713
Repayment of long-term debt	(15)	(138)
Proceeds from issuance of common stock	1,945	1,462
Distributions to minority shareholder	(509)	(536)
Repurchase of common stock		73
Excess tax benefits from share-based compensation arrangements	1,278
Other	(5)

NET CASH FROM FINANCING ACTIVITIES	(2,326)	67,574

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,607)	3,122
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,215	25,274

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,608	$28,396

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,325	$877
Income taxes	4,427	1,489

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS — CONTINUED

	Three Months Ended
	April 1,	March 26,
	2006	2005
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable		$500
Deferred purchase price of acquisition exchanged for current payable	$690

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$3,062	$761
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2005.

Certain reclassifications have been made to the Financial Statements for 2005 to conform to the classifications used in 2006.

B.	REVENUE RECOGNITION

Earnings on construction contracts are reflected in operations using either percentage-of-completion accounting, which includes the cost to cost and units of delivery methods, or completed contract accounting, depending on the nature of the business at individual operations. Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Under the completed contract method, revenues and related earnings are recorded when the contracted work is complete and losses are charged to operations in their entirety when such losses become apparent.

The following table presents the balances of percentage-of-completion accounts:

	April 1,	March 26,
	2006	2005
Cost and Earnings in Excess of Billings	$10,020	$2,568
Billings in Excess of Cost and Earnings	9,314	2,294

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
C.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $15.6 million and $9.3 million for the quarters ended April 1, 2006 and March 26, 2005, respectively.

D.	EARNINGS PER COMMON SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 04/01/06			Three Months Ended 03/26/05
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$15,866			$9,229

EPS — Basic
Income available to common stockholders	15,866	18,606	$0.85	9,229	18,187	$0.51

Effect of dilutive securities
Options		672			785

EPS — Diluted
Income available to common stockholders and assumed options exercised	$15,866	19,278	$0.82	$9,229	18,972	$0.49

No outstanding options were excluded from the computation of diluted EPS for the quarters ended April 1, 2006 or March 26, 2005.

E.	SALE OF ACCOUNTS RECEIVABLE

On March 8, 2006 we entered into a new accounts receivable sale agreement with a bank. The terms of this new agreement are substantially the same as the agreement that was in place in the first quarter of 2005 and subsequently cancelled on October 25, 2005. Under the terms of these agreements:
•	We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

•	We service the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.

•	We receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

•	The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement is $50 million.
On April 1, 2006, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. On March 26, 2005, $34.9 million of receivables were sold and outstanding, and we recorded $2.6 million of retained interest in other current assets. A summary of the transactions we completed for the first three months of 2006 and 2005 are presented below (in thousands).

	Three Months Ended	Three Months Ended
	April 1, 2006	March 26, 2005
Accounts receivable sold	$82,355	$79,466
Retained interest in receivables	(4,054)	(1,156)
Expense from sale	(415)	(255)
Servicing fee received	36	32
Discounts and sales allowances	0	(606)

Net cash received from sale	$77,922	$77,481

F.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	April 1, 2006		March 26, 2005
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$12,750	$(7,031)	$9,806	$(4,657)
Licensing agreements	2,510	(2,095)	2,760	(1,759)
Customer relationships	4,882	(1,124)	1,285	(257)
Backlog	644	(530)	190	(161)

Total	$20,786	$(10,780)	$14,041	$(6,834)

Estimated amortization expense for intangible assets as of April 1, 2006 for each of the five succeeding fiscal years is as follows (in thousands):

2006	$2,299
2007	2,870
2008	2,420
2009	1,416
2010	576
Thereafter	425

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
The changes in the net carrying amount of goodwill for the three months ended April 1, 2006 and March 26, 2005 are as follows (in thousands):

Balance as of December 31, 2005	$131,556
Other, net	4

Balance as of April 1, 2006	$131,560

Balance as of December 25, 2004	$123,845
Other, net	56

Balance as of March 26, 2005	$123,901

G.	BUSINESS COMBINATIONS

On January 9, 2006, one of our subsidiaries acquired the assets of Classic Truss Company, Inc. (“Classic”), a facility which supplies the site-built construction market in Fort Pierce, FL. The purchase price was approximately $2.1 million, allocating $1.7 million to tangible net assets and $0.4 million to a non-compete agreement. Classic had net sales in fiscal 2005 totaling approximately $6.0 million.

On November 14, 2005, one of our subsidiaries acquired the assets of DecKorators, Inc. (“DecKorators”) which designs, imports, markets and distributes decorative balusters and accessories for residential decks and porches, and is located in Crestwood and St. Louis, MO. The purchase price was approximately $7.7 million, consisting of $7.0 million paid on the date we closed the transaction and $0.7 million paid in January 2006, allocating $0.8 million to tangible net assets, $0.2 million to non-compete agreements and $6.7 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with SFAS 141, Business Combinations. DecKorators had net sales in fiscal 2004 totaling approximately $9.1 million.

On June 27, 2005, one of our subsidiaries, which at the time owned a 50% interest in Shawnlee Construction, LLC (“Shawnlee”), which provides framing services for multi-family construction, and is located in Plainville, MA, acquired an additional 25% interest for approximately $3.5 million, allocating $1.2 million to tangible assets, $0.8 million to customer relationship related intangibles, $0.7 million to a non-compete agreement, $0.2 million to a backlog and $0.6 million to goodwill. In addition, we agreed to purchase the remaining 25% in 5% increments over the next five years. In addition, Shawnlee acquired the assets of Shepardville Construction, Inc. (“Shepardville”) and AW Construction, LLC (“AW”), which install interior products for commercial and multi-family construction. The purchase price was approximately $2.0 million, allocating $0.9 million to tangible assets, $0.8 million to customer relationship related intangibles, and $0.3 million to backlog. Shepardville had net sales in

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
fiscal 2004 totaling approximately $4.8 million. AW had net sales in 2004 totaling approximately $7.9 million.
On June 2, 2005, one of our subsidiaries acquired the assets of Maine Ornamental Woodworkers, Inc. (“Maine Ornamental”), which manufactures, imports and distributes decorative caps used on decking and fence posts, and is based in Winthrop, ME and Bainbridge Island, WA. The purchase price was approximately $8.4 million, consisting of $7.5 million paid on the date we closed the transaction and $0.9 million paid in August 2005, allocating $4.4 million to tangible net assets, $1.7 million to non-compete agreements, $2.1 million to customer relationship related intangibles and $0.2 million to goodwill. Maine Ornamental had net sales in fiscal 2004 totaling approximately $12.4 million.

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

Prior to January 1, 2006, we accounted for our stock option plans and our Employee Stock Purchase Plan using the intrinsic value method of accounting provided under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants and issuance of stock pursuant to the Employee Stock Purchase Plan. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair market value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, earnings before income taxes and net earnings for the first quarter of 2006, are $215,000 and $151,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the first quarter of 2006 would have been $0.86 and $0.83, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.85 and $0.82, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits from share-based compensation arrangements”) to be classified as financing cash flows. The $1,278,000 excess tax benefit from share-based compensation arrangements classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employee Stock Purchase Plan, the Directors’ Retainer Stock Plan, the Directors’ Stock Grant Plan, and the Conditional Share Grant Agreement.

Stock Option Plans

On April 28, 1999, our shareholders approved the Long Term Stock Incentive Plan (the “1999 Plan”) to succeed the 1997 Long Term Stock Incentive Plan (The “1997 Plan”). The 1999 Plan reserves a maximum of 1,000,000 shares, plus 406,029 shares remaining under the 1997 Plan, plus an annual increase of no more than 200,000 shares which may be added on the date of the annual meeting of shareholders each year. The term of the 1999 Plan is ten years. The 1999 Plan provides for the granting of stock options, reload options, stock appreciation rights, restricted stock, performance shares and other stock-based rewards. To date, we have only issued options under this plan. Vesting requirements for awards under this plan will vary by individual grant and are time-based vesting. The contractual life of all of the options granted under this plan will be no greater than 15 years.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility assumptions used were based on historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
risk-free rate for the expected term of the option award was based on the U.S. Treasury yield curve in effect at the time of the grant. No new option awards were granted in the first quarter of 2006 and therefore no specific valuation assumptions are presented.

The following summary presents information regarding outstanding options as of April 1, 2006 and changes during the quarter then ended with regard to options under all stock option plans:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Under	Exercise Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
Outstanding at January 1, 2006	1,384,879	$19.08
Granted Exercised	(114,487)	14.68
Forfeited or expired	(4,130)	19.89

Outstanding at April 1, 2006	1,266,262	19.48	5.33	$55,733,000

Vested or expected to vest at April 1, 2006	1,081,542	$19.27	5.30	$47,822,000

Exercisable at April 1, 2006	447,880	$16.61	4.55	$20,998,000

The total intrinsic value of options exercised during the first quarter of 2006 was $5,126,000.

Employee Stock Purchase Plan

In April 1994, our shareholders approved the Employee Stock Purchase Plan (“Stock Purchase Plan”) and Director Retainer Stock Plan (“Stock Retainer Plan”). In April 2002, our shareholders approved the 2002 Employee Stock Purchase Plan (“2002 Stock Purchase Plan”) to succeed the Stock Purchase Plan. The plans allow eligible employees to purchase shares of our stock at a share price equal to 85% of fair market value on the purchase date.

For the quarter ending April 1, 2006, 5,239 shares were issued under this plan. The weighted average fair value of employee stock purchase rights pursuant to this plan was $8.91 per share. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.

Director Retainer Stock Plan

The Stock Retainer Plan allows eligible members of the Board of Directors to defer their retainer fees and receive shares of our stock at the time of their retirement, disability or death. The number of shares to be received is equal to the amount of the retainer fee deferred multiplied by 110% divided by the fair market value of a share of our stock at the time of deferral, is increased for dividends declared and may only be distributed in kind. We recognized the fair market value of the shares issued under this plan, calculated

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
using the number of shares issued and the stock price on the issuance date, as expense and recorded the related obligation in shareholders’ equity. We recognized approximately $43,000 in expense for shares issued under this program in the first quarter of 2006.

Directors’ Stock Grant Program

In January 1997, we instituted a Directors’ Stock Grant Program. In lieu of a cash increase in the amount of Director fees, each outside Director receives 100 shares of stock for each board meeting attended up to a maximum of 400 shares per year. In the first quarter of 2006, we recognized the fair market value of the shares issued under this plan, calculated using the number of shares issued and the stock price on the issuance date, as an expense totaling approximately $142,000.

Conditional Share Grant Agreement

On April 17, 2002, under the 1999 Plan, a Conditional Share Grant Agreement was executed which will grant our Chief Executive Officer 10,000 shares of common stock immediately upon the satisfaction of the terms and conditions set forth in the Agreement. We recognize expense for the shares issued under this plan on a straight line basis over the requisite service period.

All Share-Based Payment Arrangements

The total share-based compensation cost and the related total income tax benefit that has been recognized in results of operations was approximately $400,000 and $135,000, respectively for the first quarter of 2006.

As of April 1, 2006, there was $2.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.84 years.

Cash received from option exercises and share issuances under the Stock Purchase Plan was $1,945,000 during the first quarter of fiscal 2006. The actual tax benefit realized for the tax deductions from option exercises totaled $1,419,000 during that period.

Pro Forma Net Earnings

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the first quarter of 2005 (in thousands, except per share data):

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED

Three Months Ended
March 26,
2005
Net Earnings:
As reported	$9,229
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(237)

Pro Forma	$8,992

EPS — Basic:
As reported	$0.51
Pro forma	$0.49
EPS — Diluted:
As reported	$0.49
Pro forma	$0.48
J.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

Including amounts from our wholly owned captive insurance company, we have reserved approximately $1.7 million on April 1, 2006 and $1.8 million on March 26, 2005, representing the estimated costs to complete future remediation efforts and has not been reduced by an insurance receivable.

The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ or borates. In March 2005, one

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
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

We have been requested by a customer to defend it from purported class action lawsuits. One such lawsuit is currently pending in Illinois. The purported class action lawsuit seeks unspecified damages from this customer, based on generalized claims under a purported theory of violation of individual state Consumer Protection Act statutes. To date, none of these cases have been certified as a class action. The Illinois case was previously dismissed without prejudice. Based on an alleged violation of the Consumer Protection Act, the claim has been restated and filed. The case does not allege personal injury or property damage. The judge in this case denied class certification for this case in December 2005. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally accepted liability of these costs.

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
In addition, on April 1, 2006, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On April 1, 2006, we had outstanding purchase commitments on capital projects of approximately $7.6 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of April 1, 2006, we had approximately $17.3 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $19.7 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1.8 million.

Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note E, “Sale of Accounts Receivable.”)

On April 1, 2006, we had outstanding letters of credit totaling $38.3 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — CONTINUED
We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $18.5 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the Series 1998-A Senior Notes, Series 2002-A Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

Our treating operations currently include 30 “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of all contamination from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our knowledge of existing circumstances, it is considered probable that these costs will approximate $465,000. As a result, this amount is recorded in other long-term liabilities on April 1, 2006.

We did not enter into any new guarantee arrangements during the first quarter of 2006 which would require us to recognize a liability on our balance sheet.

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
OVERVIEW
We are pleased to report strong results for the first quarter of 2006, which was highlighted by:
•	Strong organic unit sales growth to all four markets that we serve.

•	A 72% increase in net earnings over the prior year first quarter, which exceeded our 23% unit sales increase, primarily due to:
–	An increase in sales of higher-margin, value-added products to 57% of total sales from 53% of total sales last year

–	Economies of scale related to strong organic growth

–	Cost reductions achieved through our company-wide innovation program.
•	Improved cash flows from operating activities due to a combination of strong earnings growth and effective working capital management.

•	A reduction in interest-bearing debt to $204 million from $274 million due primarily to an increase in our sale of receivables program and more effective working capital management.

•	Our purchase of the assets of Classic Truss Company, Inc. in Fort Pierce, FL in January 2006.
In summary, we remain optimistic about the future of our business, markets and strategies, and our employees remain focused on adding value for our customers, executing our strategies and meeting our goals. Based, in part, on our first quarter results, we raised our annual target range for net earnings growth to 15% — 20% for 2006 (from 10% — 15% targeted at the beginning of the year). We have kept our annual sales growth target the same at 10% — 15%.
We continue to pursue acquisition opportunities and believe that acquisitions will, as they have in the past, play an important role in our long-term growth strategy.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the three months ended April 1, 2006 and March 26, 2005:

	Random Lengths Composite
	Average $/MBF
	2006	2005
January	$382	$381
February	377	420
March	368	422

First quarter average	$376	$408
First quarter percentage change from 2005	(7.8%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2006	2005
January	$496	$446
February	503	489
March	514	501
First quarter average	$504	$479

First quarter percentage change from 2005	5.2%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS
We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs generally comprise up to 80% of our cost of goods sold.

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
Below is a general description of the primary ways in which our products are priced.
•	Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

•	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.
Changes in the trend of lumber prices have their greatest impact on the following products:
•	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises almost eighteen percent of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission)

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
•	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.
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
BUSINESS COMBINATIONS
We completed the following business combination in fiscal 2006 and fiscal 2005, which were accounted for using the purchase method. (See Note G, “Business Combinations.”)

Company Name	Acquisition Date	Business Description
Classic Truss Company, Inc. (“Classic”)	January 9, 2006	Manufactures and distributes engineered wood components for site-built construction. The company is located in Fort Pierce, FL.
DecKorators, Inc. (“Deckorators”)	November 14, 2005	Provides decorative balusters and accessories for residential decks and porches to independent dealers and certain “big box” home improvement retailers. The company has locations in Crestwood and St. Louis, MO.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Shawnlee Construction, LLC (“Shawnlee”)	June 27, 2005 and April 2, 2004	Provides framing services for multi-family construction in the Northeast. Located in Plainville, MA. Purchased 50% interest on April 2, 2004, and an additional 25% interest on June 27, 2005.
Shepardville Construction, Inc. and AW Construction, LLC (“Shepardville and AW”)	June 27, 2005	Installs interior products such as base boards, crown moldings, window sills and casings, doors, and cabinets for commercial and multi-family construction projects. Located in Warwick, RI and Wolcott, CT.
Maine Ornamental Woodworkers, Inc. (“Maine Ornamental”)	June 2, 2005	Provides decorative post caps for fencing and decking applications to two-step distributors and certain “big box” home improvement retailers. The company has locations in Winthrop and Eliot, ME and Bainbridge Island, WA.

RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended
	April 1,	March 26,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	85.8	87.5

Gross profit	14.2	12.5
Selling, general, and administrative expenses	9.7	9.3

Earnings from operations	4.5	3.2

Interest, net	0.5	0.6
Net gain on sale of real estate	0.0	(0.2)

	0.5	0.4

Earnings before income taxes and minority interest	4.0	2.8

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Income taxes	1.5	1.1

Earnings before minority interest	2.5	1.7
Minority interest	(0.1)	(0.0)

Net earnings	2.4%	1.7%

NET SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Our strategic sales objectives include:
•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood components and framing services to the site-built construction market. Engineered wood components include roof trusses, wall panels, and floor systems.

•	Increasing sales of “value-added” products and framing services. Value-added product sales consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our net sales (in thousands) and percentage change in net sales by market classification.

	For the Three Months Ended
	April 1,	%	March 26,
Market Classification	2006	Change	2005
DIY/Retail	$214,130	20.0	$178,474
Site-Built Construction	210,229	39.3	150,955
Manufactured Housing	104,779	9.7	95,494
Industrial	136,471	21.6	112,237

Total	$665,609	23.9	$537,160

Note:	In the first quarter of 2006, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Net sales in the first quarter of 2006 increased 24% compared to the first quarter of 2005 primarily due to an increase in units shipped. We estimate that our unit sales increased by 2% as a result of business acquisitions and new plants, and our unit sales out of existing facilities increased by 21%. While changes in selling prices varied within market classifications due to volatility in prices of different species of lumber, overall selling prices increased by only 1% comparing the two periods.
DIY/Retail:
Net sales to the DIY/retail market increased 20% in the first quarter of 2006 compared to 2005, as a result of a 4% increase in overall selling prices due to the Lumber Market for SYP, a 3% increase in unit sales attributable to our acquisitions of DecKorators, Inc. and Maine Ornamental Woodworkers, Inc. in 2005, and a 13% increase in unit sales out of existing plants. Our organic growth was driven by increased shipments to certain “big box” retail customers. A mild winter contributed to our increase in shipments.
Site-Built Construction:
Net sales to the site-built construction market increased 39% in the first quarter of 2006 compared to 2005, primarily due to an estimated 37% increase in unit sales and a 2% increase in overall selling prices. We estimate that our unit sales out of existing facilities increased by 33%, and our unit sales increased by 4% as a result of business acquisitions and new plants. Our organic growth was strongest in our Southern California, Texas, Las Vegas, Atlantic, Colorado and Northeast regions. Our growth has been a result of strong housing and multi-family construction activities in certain regions and greater market penetration by offering turn-key framing and lumber packages in addition to engineered wood components in some regions.
Manufactured Housing:
Net sales to the manufactured housing market increased 10% in the first quarter of 2006 compared to the same period of 2005, due to a 14% increase in units shipped, offset by an estimated 4% decrease in overall selling prices due to the Lumber Market. Our units shipped increased primarily as a result of an 18% increase in sales to modular home producers, as we continue to gain market share. Our sales to producers of HUD code homes increased 3% over last year’s quarter, in line with industry growth, as orders associated with hurricanes Rita and Katrina were substantially filled in the fourth quarter of 2005.
Industrial:
Net sales to the industrial market increased 22% in the first quarter of 2006 compared to the same period of 2005, due to an estimated 24% increase in units shipped. Unit sales increased as a result of organic growth out of several existing plants, particularly those in our Southeast, Great Lakes, Atlantic, and Southwest regions. Since the first quarter of 2005 we have added 800 new accounts

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
and we have been successful at increasing our sales with existing accounts. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.
VALUE-ADDED AND COMMODITY-BASED SALES:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended
	April 1,	March 26,
	2006	2005
Value-Added	57.0%	53.2%
Commodity-Based	43.0%	46.8%
Value-added sales increased 33% in the first quarter of 2006 compared to 2005, primarily due to increased sales of engineered wood components, specialty wood packaging, and decorative decking products sold by our Consumer Products division. Commodity-based sales increased 14% comparing the first quarter of 2006 with the same period of 2005, primarily due to an increase in unit sales of treated lumber and higher prices due to the Lumber Market for SYP.
COST OF GOODS SOLD AND GROSS PROFIT
Gross profits increased approximately 40% comparing the first quarter of 2006 with the same period of 2005, which exceeded our 23% increase in unit sales. Our improved profitability this quarter was due to a combination of:
•	Economies of scale realized from our organic sales growth;
•	Cost efficiencies we have achieved through our company-wide innovation program; and
•	Increased sales of higher margin, value-added products.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses increased by approximately 29% in the first quarter of 2006 compared to the same period of 2005, which was higher than our 23% increase in unit sales, primarily due to accrued bonus expense, stock option expense and amortization of intangible assets. The increase in our accrued bonus expense is a result of our growth in operating profits and higher return on investment.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
STOCK-BASED COMPENSATION
Prior to January 1, 2006, we accounted for our stock option plans and our Employee Stock Purchase Plan using the intrinsic value method of accounting provided under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants and issuance of stock pursuant to the Employee Stock Purchase Plan. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair market value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, earnings before income taxes and net earnings for the first quarter of 2006, are $215,000 and $151,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the first quarter of 2006 would have been $0.86 and $0.83, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.85 and $0.82, respectively.
We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employee Stock Purchase Plan, the Directors’ Retainer Stock Plan, the Directors’ Stock Grant Plan, and the Conditional Share Grant Agreement.
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option award was based on the U.S. Treasury yield curve in effect at the time of the grant. No new option awards were granted in the first quarter of 2006 and therefore no specific valuation assumptions are presented.
As of April 1, 2006, there was $2.2 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.84 years.
INTEREST, NET
Net interest costs were slightly lower in the first quarter of 2006 compared to the first quarter of 2005 due to increased income on investments held by our wholly-owned insurance captive. Interest expense increased slightly as higher borrowing rates on our variable rate debt were offset by a decline in our average debt level.
NET GAIN ON SALE OF REAL ESTATE
On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 36.9% in the first quarter of 2006 from 38.3% in the same period of 2005. The decrease in the effective rate resulted from:
•	Improved profitability of certain non-wholly owned partnerships in 2006, where tax expense is recognized based on our ownership percentage.
•	Amounts accrued in 2005 for foreign earnings expected to be repatriated by one of our Canadian subsidiaries.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	April 1,	March 26,
	2006	2005
Cash from operating activities	$4,245	($56,509)
Cash from investing activities	(8,526)	(7,943)
Cash from financing activities	(2,326)	67,574

Net change in cash and cash equivalents	(6,607)	3,122
Cash and cash equivalents, beginning of period	46,215	25,274

Cash and cash equivalents, end of period	$39,608	$28,396

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
Seasonality has a significant impact on our working capital from March to August which generally results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 26, 2005 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of the sale of receivables program) decreased to 43 days in the first three months of 2006 from 53 days in the first three months of 2005, due to a 7 day decrease in our days supply of inventory, a 2 day decrease in our receivables cycle, and a 1 day increase in our payables cycle.
Cash flow from operating activities improved by nearly $61 million primarily due to the working capital improvements mentioned above. Additionally, we entered into a new sale of receivables program with another bank and had a greater amount sold and outstanding at the end of the first quarter of 2006 compared to the end of the first quarter of 2005.
Cash used for investing activities increased by almost $600,000 in the first three months of 2006 compared to the same period of 2005, despite a $2.4 million decrease in capital expenditures comparing the same periods the decrease in capital expenditure activity was more than offset by approximately $2.1 million used to acquire Classic Truss Company, Inc., a $2.1 million decrease in proceeds from the sale of PP&E, and an increase from the collection of $1.5 million of notes receivable. We currently plan to spend approximately $50 million on capital expenditures in 2006, which includes outstanding purchase commitments on existing capital projects totaling approximately $7.6 million on April 1, 2006. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
On April 1, 2006, we had $48 million outstanding on our $250 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $35.9 million on April 1, 2006. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on April 1, 2006.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note J, “Commitments, Contingencies, and Guarantees.”
CRITICAL ACCOUNTING POLICIES
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 31, 2005.

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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended April 1, 2006 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the first quarter ended April 1, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
January 1, 2006 – February 4, 2006(1)				1,501,343
February 5, 2006 – March 4, 2006				1,501,343
March 5, 2006 – April 1, 2006				1,501,343
(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of April 1, 2006, cumulative total authorized shares available for repurchase is 1.5 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 5. Other Information.
In the first quarter of 2006, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $130,000 for 2006.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: May 11, 2006	By:	/s/ William G. Currie

William G. Currie
	Its:	Executive Chairman and Chief Executive Officer

Date: May 11, 2006	By:	/s/ Michael R. Cole

Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).