Form 10-Q
period 2006-07-01
UNIVERSAL FOREST PRODUCTS INC
filed 2006-07-28
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 1, 2006

Common stock, no par value	18,836,034

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at July 1, 2006, December 31, 2005, and June 25, 2005.	3-4

	Consolidated Condensed Statements of Earnings for the Three and Six Months Ended July 1, 2006 and June 25, 2005.	5

	Consolidated Statements of Shareholders’ Equity for the Six Months Ended July 1, 2006 and June 25, 2005.	6-7

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 1, 2006 and June 25, 2005.	8-9

	Notes to Consolidated Condensed Financial Statements.	10-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37

Item 4.	Controls and Procedures.	38

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings - NONE.

Item 1A.	Risk Factors - NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	39

Item 3.	Defaults Upon Senior Securities - NONE.

Item 4.	Submission of Matters to a Vote of Security Holders.	40

Item 5.	Other Information.	40

Item 6.	Exhibits.	41
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	July 1,	December 31,	June 25,
	2006	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,309	$46,215	$27,586
Accounts receivable, net	242,829	185,080	232,600
Inventories:
Raw materials	139,250	144,361	134,699
Finished goods	107,560	109,408	113,130

	246,810	253,769	247,829
Other current assets	22,495	17,114	13,114

TOTAL CURRENT ASSETS	555,443	502,178	521,129

OTHER ASSETS	8,003	7,887	8,056
GOODWILL	132,588	131,556	127,756
OTHER INTANGIBLE ASSETS, net	15,313	10,966	6,617
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	430,933	412,475	398,729
Accumulated depreciation and amortization	(202,938)	(188,142)	(176,425)

PROPERTY, PLANT AND EQUIPMENT, NET	227,995	224,333	222,304

TOTAL ASSETS	$939,342	$876,920	$885,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,409	$106,716	$139,393
Accrued liabilities:
Compensation and benefits	66,750	69,528	58,746
Other	34,365	27,449	31,696
Current portion of long-term debt and capital lease obligations	902	458	21,937

TOTAL CURRENT LIABILITIES	248,426	204,151	251,772

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	170,192	209,039	206,000
DEFERRED INCOME TAXES	13,067	12,914	18,061
MINORITY INTEREST	8,908	8,577	8,662
OTHER LIABILITIES	11,075	10,387	9,994

TOTAL LIABILITIES	451,668	445,068	494,489

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS — CONTINUED

	July 1,	December 31,	June 25,
	2006	2005	2005
SHAREHOLDERS’ EQUITY:

Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,836,034, 18,402,648 and 18,286,385	$18,836	$18,403	$18,286
Additional paid-in capital	112,488	97,372	92,190
Deferred stock compensation		4,212	4,257
Deferred stock compensation in rabbi trust		(2,117)	(2,087)
Retained earnings	355,023	312,878	278,536
Accumulated other comprehensive earnings	2,593	2,408	1,622

	488,940	433,156	392,804
Employee stock notes receivable	(1,266)	(1,304)	(1,431)

TOTAL SHAREHOLDERS’ EQUITY	487,674	431,852	391,373

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$939,342	$876,920	$885,862

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
NET SALES	$826,847	$779,552	$1,492,456	$1,316,712

COST OF GOODS SOLD	706,429	678,310	1,277,727	1,148,241

GROSS PROFIT	120,418	101,242	214,729	168,471

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,773	59,505	135,302	109,356

EARNINGS FROM OPERATIONS	49,645	41,737	79,427	59,115

OTHER EXPENSE (INCOME):
Interest expense	3,744	4,266	7,543	8,041
Interest income	(352)	(270)	(781)	(419)
Net (gain) loss on sale of real estate	(63)	32	(63)	(1,240)

	3,329	4,028	6,699	6,382

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	46,316	37,709	72,728	52,733

INCOME TAXES	17,885	14,237	27,641	19,996

EARNINGS BEFORE MINORITY INTEREST	28,431	23,472	45,087	32,737

MINORITY INTEREST	(1,117)	(682)	(1,907)	(718)

NET EARNINGS	$27,314	$22,790	$43,180	$32,019

EARNINGS PER SHARE — BASIC	$1.45	$1.24	$2.31	$1.75

EARNINGS PER SHARE — DILUTED	$1.41	$1.20	$2.23	$1.69

WEIGHTED AVERAGE SHARES OUTSTANDING	18,851	18,323	18,729	18,255

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,432	18,984	19,355	18,978
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Deferred
			Deferred	Compen-		Accumulated
		Additional	Stock	sation		Other	Employees
	Common	Paid-In	Compen-	Rabbi	Retained	Comprehensive	Stock Notes
	Stock	Capital	sation	Trust	Earnings	Earnings	Receivable	Total
Balance at December 25, 2004	$18,002	$89,269	$3,423	($1,331)	$247,427	$1,525	($1,546)	$356,769
Comprehensive earnings:
Net earnings					32,019
Foreign currency translation adjustment						97
Total comprehensive earnings								32,116
Cash dividends — $.050 per share					(910)			(910)
Issuance of 315,418 shares under employee stock plans	315	3,182						3,497
Issuance of 3,170 shares under stock grant programs	3	130						133
Issuance of 21,144 shares under deferred compensation plans	21	765	(30)	(756)				0
Received 57,207 shares for the exercise of stock options	(57)	(2,137)						(2,194)
Tax benefits from non-qualified stock options exercised		921						921
Accrued expense under deferred compensation plans			864					864
Issuance of 1,605 shares in exchange for employee stock notes receivable	2	60					(62)	0
Payments received on employee stock notes receivable							177	177

Balance at June 25, 2005	$18,286	$92,190	$4,257	($2,087)	$278,536	$1,622	($1,431)	$391,373

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY —
CONTINUED

				Deferred
			Deferred	Compen-		Accumulated
		Additional	Stock	sation		Other	Employees
	Common	Paid-In	Compen-	Rabbi	Retained	Comprehensive	Stock Notes
	Stock	Capital	sation	Trust	Earnings	Earnings	Receivable	Total
Balance at December 31, 2005	$18,403	$97,372	$4,212	($2,117)	$312,878	$2,408	($1,304)	$431,852
Comprehensive earnings:
Net earnings					43,180
Foreign currency translation adjustment						185
Total comprehensive earnings								43,365
Cash dividends — $.055 per share					(1,035)			(1,035)
Reversal of deferred compensation upon adoption of SFAS 123(R)		2,095	(4,212)	2,117				0
Issuance of 327,195 shares under employee stock plans	327	5,151						5,478
Issuance of 3,058 shares under stock grant programs	3	173						176
Issuance of 101,278 shares under deferred compensation plans	101	(101)						0
Received 1,367 shares for the exercise of stock options	(1)	(89)						(90)
Tax benefits from non-qualified stock options exercised		4,247						4,247
Expense associated with share-based compensation arrangements		522						522
Accrued expense under deferred compensation plans		2,917						2,917
Issuance of 3,222 shares in exchange for employee stock notes receivable	3	201					(204)	0
Payments received on employee stock notes receivable							242	242

Balance at July 1, 2006	$18,836	$112,488	$0	$0	$355,023	$2,593	($1,266)	$487,674
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 1,	June 25,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,180	$32,019
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	16,730	15,200
Amortization of intangibles	2,151	1,190
Expense associated with share-based compensation arrangements	522
Expense associated with stock grant plans	177	133
Deferred income taxes	(867)	(516)
Minority interest	1,907	718
Net gain on sale or impairment of property, plant, and equipment	(183)	(1,133)
Changes in:
Accounts receivable	(57,246)	(80,206)
Inventories	7,768	(31,838)
Accounts payable	39,426	50,881
Accrued liabilities and other	8,237	17,131
Excess tax benefits from share-based compensation arrangements	(3,866)

NET CASH FROM OPERATING ACTIVITIES	57,936	3,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,234)	(21,985)
Acquisitions, net of cash received	(11,298)	(7,500)
Proceeds from sale of property, plant and equipment	565	2,318
Insurance proceeds	38	3,013
Collections of notes receivable	1,600
Advances on notes receivable	(2,473)
Other assets, net		458

NET CASH FROM INVESTING ACTIVITIES	(27,802)	(23,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facilities	(40,000)	21,140
Repayment of long-term debt	(325)	(454)
Proceeds from issuance of common stock	5,389	2,865
Distributions to minority shareholder	(930)	(369)
Dividends paid to shareholders	(1,035)	(910)
Repurchase of common stock
Excess tax benefits from share-based compensation arrangements	3,866
Other	(5)	157

NET CASH FROM FINANCING ACTIVITIES	(33,040)	22,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,906)	2,312
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,215	25,274

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,309	$27,586

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,292	$7,851
Income taxes	24,824	8,438

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS — CONTINUED

	Six Months Ended
	July 1,	June 25,
	2006	2005
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable	$431	$765
Deferred purchase price of acquisition exchanged for current payable	53	994
Deferred purchase price of acquisition exchanged for long-term liability	721

NON-CASH INVESTING ACTIVITIES:
Property, plant & equipment exchanged for debt	$1,303

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$2,917	$761
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the balances of percentage-of-completion accounts:

	July 1,	June 25,
	2006	2005
Cost and Earnings in Excess of Billings	$7,454	$2,386
Billings in Excess of Cost and Earnings	8,412	2,539
C.	EARNINGS PER COMMON SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 07/01/06			Three Months Ended 06/25/05
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$27,314			$22,790

EPS — Basic
Income available to common stockholders	27,314	18,851	$1.45	22,790	18,323	$1.24

Effect of dilutive securities
Options		581			661

EPS — Diluted
Income available to common stockholders and assumed options exercised	$27,314	19,432	$1.41	$22,790	18,984	$1.20

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Six Months Ended 07/01/06			Six Months Ended 06/25/05
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$43,180			$32,019

EPS — Basic
Income available to common stockholders	43,180	18,729	$2.31	32,019	18,255	$1.75

Effect of dilutive securities
Options		626			723

EPS — Diluted
Income available to common stockholders and assumed options exercised	$43,180	19,355	$2.23	$32,019	18,978	$1.69

No outstanding options were excluded from the computation of diluted EPS for the quarters and six months ended July 1, 2006 or June 25, 2005.

D.	SALE OF ACCOUNTS RECEIVABLE

On March 8, 2006 we entered into a new accounts receivable sale agreement with a bank. The terms of this new agreement are substantially the same as the agreement that was in place in the first six months of 2005 and subsequently cancelled on October 25, 2005. Under the terms of these agreements:
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
On July 1, 2006 and June 25,2005, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. A summary of the transactions we completed for the first six months of 2006 and 2005 are presented below (in thousands).

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Six Months Ended	Six Months Ended
	July 1, 2006	June 25, 2005
Accounts receivable sold	$270,474	$230,200
Retained interest in receivables	(4,054)	(2,595)
Expense from sale	(1,190)	(809)
Servicing fee received	99	95
Discounts and sales allowances	0	(1,926)

Net cash received from sale	$265,329	$224,965

E.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	July 1, 2006		June 25, 2005
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$15,511	($7,401)	$9,806	($4,997)
Licensing agreements	2,510	(2,223)	2,760	(1,936)
Trade name	2,340
Customer relationships	5,927	(1,380)	1,285	(301)
Backlog	644	(615)	190	(190)

Total	$26,932	($11,619)	$14,041	($7,424)

Estimated amortization expense for intangible assets as of July 1, 2006 for each of the five succeeding fiscal years is as follows (in thousands):

2006	$2,459
2007	3,635
2008	3,178
2009	2,119
2010	1,155
Thereafter	2,767
The changes in the net carrying amount of goodwill for the six months ended July 1, 2006 and June 25, 2005 are as follows (in thousands):

Balance as of December 31, 2005	$131,556
Acquisitions	6,701
Final purchase price allocation of DecKorators	(5,925)
Other, net	256

Balance as of July 1, 2006	$132,588

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Balance as of December 25, 2004	$123,845
Acquisition	3,931
Other, net	(20)

Balance as of June 25, 2005	$127,756

F.	BUSINESS COMBINATIONS

On June 5, 2006, one of our subsidiaries acquired the assets of Dura-Bilt Mfg. Co. (“Dura-Bilt”) located in Riverbank, CA, a roof and floor truss manufacturer for the site-built construction market in Northern California. The purchase price was approximately $9.2 million, consisting of $8.4 million paid on the date we closed the transaction and $0.8 million to be paid in the future, allocating $2.6 million to tangible net assets and $6.6 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Dura-Bilt had net sales in fiscal 2005 totaling approximately $16 million.

On April 3, 2006, one of our subsidiaries, which at the time owned a 75% interest in Shawnlee Construction, LLC (“Shawnlee”), acquired an additional 5% interest for approximately $0.8 million, allocating $0.5 million to tangible assets, $0.1 million to customer relationship related intangibles, $0.1 million to a non-compete agreement and $0.1 million to goodwill. In addition, as previously agreed, we will purchase the remaining 20% in 5% increments over the next four years.

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

On November 14, 2005, one of our subsidiaries acquired the assets of DecKorators, Inc. (“DecKorators”) which designs, imports, markets and distributes decorative balusters and accessories for residential decks and porches, and is located in Crestwood and St. Louis, MO. The purchase price was approximately $7.7 million, consisting of $7.0 million paid on the date we closed the transaction and $0.7 million paid in January 2006, allocating $0.8 million to tangible net assets, $2.9 million to non-compete agreements, $0.9 million to customer relationship related intangibles, $2.3 million to trade name and related intangibles and $0.8 to goodwill. DecKorators had net sales in fiscal 2004 totaling approximately $9.1 million.

On June 27, 2005, one of our subsidiaries, which at the time owned a 50% interest in Shawnlee, acquired an additional 25% interest for approximately $3.5 million, allocating $1.2 million to tangible assets, $0.8 million to customer relationship related intangibles, $0.7 million to a non-compete agreement, $0.2 million to backlog and $0.6 million to goodwill. In addition, we agreed to purchase the remaining 25% in 5% increments over the

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
next five years. In addition, Shawnlee acquired the assets of Shepardville Construction, Inc. (“Shepardville”) and AW Construction, LLC (“AW”), which install interior products for commercial and multi-family construction. The purchase price was approximately $2.0 million, allocating $0.9 million to tangible assets, $0.8 million to customer relationship related intangibles, and $0.3 million to backlog. Shepardville had net sales in fiscal 2004 totaling approximately $4.8 million. AW had net sales in 2004 totaling approximately $7.9 million.

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

Prior to January 1, 2006, we accounted for our stock option plans and our Employee Stock Purchase Plan using the intrinsic value method of accounting provided under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants and issuance of stock pursuant to the Employee Stock Purchase Plan. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first six months of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair market value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the second quarter of 2006, are $307,000 and $204,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the second quarter of 2006 are $0.01 and $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the first six months of 2006, are $522,000 and $355,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the first six months of 2006 are $0.02 and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits from share-based compensation arrangements”) to be classified as financing cash flows. The $3,866,000 excess tax benefit from share-based compensation arrangements classified as a financing cash inflow for the first six months of 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).
We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employee Stock Purchase Plan, the Director Retainer Stock Plan, the Directors’ Stock Grant Plan, and the Conditional Share Grant Agreement.
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
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility assumptions used were based on historical volatility

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option award was based on the U.S. Treasury yield curve in effect at the time of the grant. No new option awards were granted in the first six months of 2006 and therefore no specific valuation assumptions are presented.
The following summary presents information regarding outstanding options as of July 1, 2006 and changes during the six months then ended with regard to options under all stock option plans:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Under	Exercise Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
Outstanding at January 1, 2006	1,384,879	$19.08
Exercised	(317,867)	$15.66
Forfeited or expired	(10,031)	$21.22

Outstanding at July 1, 2006	1,056,981	$20.08	5.22	$45,088,000

Vested or expected to vest at July 1, 2006	819,633	$20.07	5.57	$34,993,000

Exercisable at July 1, 2006	224,500	$15.63	3.96	$10,574,000

The total intrinsic value of options exercised during the first six months of 2006 was $16,354,000.
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
For the six months ending July 1, 2006, 9,328 shares were issued under this plan. The weighted average fair value of employee stock purchase rights pursuant to this plan was $9.13 per share. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Director Retainer Stock Plan
The Stock Retainer Plan allows eligible members of the Board of Directors to defer their retainer fees and receive shares of our stock at the time of their retirement, disability or death. The number of shares to be received is equal to the amount of the retainer fee deferred multiplied by 110% divided by the fair market value of a share of our stock at the time of

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
deferral, is increased for dividends declared and may only be distributed in kind. We recognized the fair market value of the shares issued under this plan, calculated using the number of shares issued and the stock price on the issuance date, as expense and recorded the related obligation in shareholders’ equity. We recognized approximately $117,000 in expense for shares issued under this program in the first six months of 2006.
Directors’ Stock Grant Program
In January 1997, we instituted a Directors’ Stock Grant Program. In lieu of a cash increase in the amount of Director fees, each outside Director receives 100 shares of stock for each board meeting attended up to a maximum of 400 shares per year. In the first six months of 2006, we recognized the fair market value of the shares issued under this plan, calculated using the number of shares issued and the stock price on the issuance date, as an expense totaling approximately $142,000.
Conditional Share Grant Agreement
On April 17, 2002, under the 1999 Plan, a Conditional Share Grant Agreement was executed which will grant our Chief Executive Officer 10,000 shares of common stock immediately upon the satisfaction of the terms and conditions set forth in the Agreement. We recognize the fair value of the award estimated as of the date of grant using the Black-Scholes option pricing model. We recognized approximately $100,000 in expense for shares issuable under this program in the first six months of 2006.
All Share-Based Payment Arrangements
The total share-based compensation cost and the related total income tax benefit that has been recognized in results of operations was approximately $781,000 and $266,000, respectively for the first six months of 2006.
As of July 1, 2006, there was $1.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.59 years.
Cash received from option exercises and share issuances under the Stock Purchase Plan was $5,389,000 during the first six months of fiscal 2006. The actual tax benefit realized for the tax deductions from option exercises totaled $4,247,000 during that period.
Pro Forma Net Earnings
The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the second quarter and first six months of 2005 (in thousands, except per share data):

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three Months	Six Months
	Ended	Ended
	June 25,	June 25,
	2005	2005
Net Earnings:
As reported	$22,790	$32,019
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(400)

Pro Forma	$22,629	$31,619

EPS — Basic:
As reported	$1.24	$1.75
Pro forma	$1.24	$1.73
EPS — Diluted:
As reported	$1.20	$1.69
Pro forma	$1.19	$1.68
I.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

Including amounts from our wholly owned captive insurance company, we have reserved approximately $1.7 million on July 1, 2006 and $1.8 million on June 25, 2005, representing the estimated costs to complete future remediation efforts without reduction for an insurance receivable.

The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
have been converted to alternate preservatives, either ACQ or borates. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative.
In November 2003, the EPA published its report on the risks associated with the use of CCA in children’s playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. The results of the EPA study are consistent with a prior Consumer Products Safety Commission (CPSC) study which reached a similar conclusion. The EPA and CPSC studies with respect to sealants are ongoing, and additional reports are expected in the near future.
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
In addition, on July 1, 2006, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On July 1, 2006, we had outstanding purchase commitments on capital projects of approximately $13.2 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of July 1, 2006, we had approximately $25.3 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $16.3 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $2.1 million.
Under our sale of accounts receivable agreement, we guarantee that Universal Forest Products RMS, LLC, as accounts servicer, will remit collections on receivables sold to the bank. (See Note D, “Sale of Accounts Receivable.”)
On July 1, 2006, we had outstanding letters of credit totaling $39.2 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.
In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $20.4 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.
We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $18.5 million related to our outstanding

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of all contamination from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our knowledge of existing circumstances, it is considered probable that these costs will approximate $465,000. As a result, this amount is recorded in other long-term liabilities on July 1, 2006.

We did not enter into any new guarantee arrangements during the second quarter of 2006 which would require us to recognize a liability on our balance sheet.

J.	SALE OF REAL ESTATE

On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.

K.	SUBSEQUENT EVENT

On July 10, 2006, one of our subsidiaries acquired a 50% interest in United Lumber & Reman LLC (“United”), an industrial wood manufacturing plant located in Muscle Shoals, Alabama. The purchase price was approximately $4.9 million. United had net sales totaling approximately $26 million in 2005.

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
OVERVIEW
We are pleased to report strong results for the second quarter of 2006, which was highlighted by:
•	Strong organic sales growth in our site-built and industrial markets.

•	Flat unit sales to the manufactured housing market as sales and market share increases with HUD code producers were offset by a soft modular market.

•	A 1% unit sales increase to the DIY/retail market as sales increases and market share gains by our Consumer Products and Western divisions were offset by a decline in sales in our Northeast and Midwest regions.

•	A 19.9% increase in net earnings over the second quarter of 2005, which exceeded our 8% unit sales increase, primarily due to:
▪	An increase in sales of higher-margin, value-added products to 55.6% of total sales from 49.9% of total sales last year

▪	Economies of scale related to strong organic growth

▪	Cost reductions achieved through our company-wide innovation program.
•	Improved cash flows from operating activities due to a combination of strong earnings growth, effective working capital management, and a new sale of receivables program which was completed on March 8, 2006.

•	A reduction in interest-bearing debt to $171.1 million from $227.9 million due to strong cash flows.

•	Our purchase of Dura-Bilt Mfg. Co. in Riverbank, CA in June 2006.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
In summary, we remain optimistic about the future of our business, markets and strategies, and our employees remain focused on adding value for our customers, executing our strategies and meeting our goals. We continue to target a range for annual net earnings growth of 15% — 20% and a range for annual sales growth of 10% – 15% for 2006 subject to the following key assumptions:
•	Stable housing markets where we have a strong site-built presence and continued opportunities for market share gains.

•	Stability in our D-I-Y/retail and manufacturing housing markets, as well as in lumber prices.

•	Favorable weather conditions for building and home improvement activities, particularly in the fourth quarter.

•	Continuing to gain market share and realize strong unit sales growth in the industrial market.

•	The completion of strategic business acquisitions.
We continue to pursue acquisition opportunities and believe that acquisitions will, as they have in the past, play an important role in our long-term growth strategy.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the three months ended July 1, 2006 and June 25, 2005:

	Random Lengths Composite
	Average $/MBF
	2006	2005
January	$382	$381
February	377	420
March	368	422
April	369	407
May	341	386
June	326	405

Second quarter average	$345	$399
Year-to-date average	$361	$404

Second quarter percentage change from 2005	(13.5%)
Year-to-date percentage change from 2005	(10.6%)

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2006	2005
January	$496	$446
February	503	489
March	514	501
April	510	511
May	488	500
June	444	538

Second quarter average	$481	$516
Year-to-date average	$493	$498

Second quarter percentage change from 2005	(6.8%)
Year-to-date percentage change from 2005	(1.0%)
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
BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2006 and fiscal 2005, which were accounted for using the purchase method. (See Note F, “Business Combinations.”)

Company Name	Acquisition Date	Business Description
Dura-Bilt Mfg Co. (“Dura-Bilt”)	June 5, 2006	Designs and manufactures roof and floor trusses for site-built construction. The company is located in Riverbank, CA.

Shawnlee Construction, LLC (“Shawnlee”)	April 3,2006, June 27, 2005 and April 2, 2004	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased initial 50% interest on April 2, 2004, an additional 25% interest on June 27, 2005, and an additional 5% interest on April 3, 2006.

Classic Truss Company, Inc. (“Classic”)	January 9, 2006	Manufactures and distributes engineered wood components for site-built construction. The company is located in Fort Pierce, FL.

DecKorators, Inc. (“DecKorators”)	November 14, 2005	Provides decorative balusters and accessories for residential decks and porches to independent dealers and certain “big box” home improvement retailers. The company has locations in Crestwood and St. Louis, MO.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Shepardville Construction, Inc. and AW Construction, LLC (“Shepardville and AW”)	June 27, 2005	Installs interior products such as base boards, crown moldings, window sills and casings, doors, and cabinets for commercial and multi-family construction projects. Located in Warwick, RI and Wolcott, CT. These entities were merged on January
1, 2006.

Maine Ornamental Woodworkers, Inc. (“Maine Ornamental”)	June 2, 2005	Provides decorative post caps for fencing and decking applications to two-step distributors and certain “big box” home improvement retailers. The company has locations in Winthrop, ME and Bainbridge Island, WA.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.4	87.0	85.6	87.2

Gross profit	14.6	13.0	14.4	12.8
Selling, general, and administrative expenses	8.6	7.6	9.1	8.3

Earnings from operations	6.0	5.4	5.3	4.5

Interest, net	0.4	0.5	0.4	0.6
Net gain on sale of real estate	0.0	(0.0)	0.0	(0.1)

	0.4	0.5	0.4	0.5

Earnings before income taxes and minority interest	5.6	4.9	4.9	4.0
Income taxes	2.2	1.8	1.9	1.5

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	For the Three Months Ended		For the Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Earnings before minority interest	3.4	3.1	3.0	2.5
Minority interest	(0.1)	(0.2)	(0.1)	(0.1)

Net earnings	3.3%	2.9%	2.9%	2.4%

NET SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Our strategic sales objectives include:
•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users and engineered wood components and framing services to the site-built construction market. Engineered wood components include roof trusses, wall panels, and floor systems.

•	Increasing sales of “value-added” products and framing services. Value-added product sales consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our net sales (in thousands) and percentage change in net sales by market classification.

	For the Three Months Ended			For the Six Months Ended
	July 1,	%	June 25,	July 1,	%	June 25,
Market Classification	2006	Change	2005	2006	Change	2005
DIY/Retail	$349,519	1.4%	$344,624	$562,511	7.6%	$522,733
Site-Built Construction	227,830	22.1	186,626	437,588	29.6	337,549
Manufactured Housing	100,134	(7.2)	107,925	205,254	0.9	203,371
Industrial	149,364	6.4	140,377	287,103	13.5	253,059

Total	$826,847	6.1	$779,552	$1,492,456	13.3	$1,316,712

Note:	In the second quarter of 2006, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Net sales in the second quarter of 2006 increased 6% compared to the second quarter of 2005 due to an increase in units shipped. We estimate that our unit sales increased by 2% as a result of business acquisitions and new plants, and our unit sales out of existing facilities increased by 6%. Overall selling prices decreased by only 2% comparing the two periods. However, changes in selling prices

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
varied within each market classification based on fluctuations in prices of different species of lumber predominantly used in each market. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”), since our pricing practices are designed to pass these costs along to our customers. (See “Impact of the Lumber Market on our Operating Results.”)
Net sales in the first six months of 2006 increased 13% compared to the first six months of 2005 resulting from an estimated increase in units shipped of approximately 14%, while overall selling prices decreased by 1%. We estimate that our unit sales increased 2% as a result of business acquisitions and new plants, while our unit sales out of existing facilities increased by 12%.
DIY/Retail:
Net sales to the DIY/retail market increased 1% in the second quarter of 2006 compared to 2005. This was comprised of a 2% increase in unit sales attributable to our acquisitions of DecKorators and Maine Ornamental and our agreement to distribute EON decking, offset by a 1% decrease in unit sales out of existing plants. Overall selling prices were flat as a slight decline in prices of SYP was offset by a shift in sales mix toward more value-added products. Existing plants in our Western division posted strong unit sales growth in the second quarter as a result of picking up additional stores with big box retailers. However, these increases were more than offset by a decline in unit sales in our Eastern division, primarily due to a rainy June in the Northeast and a soft Midwest market, two of our largest regions.
Net sales to the DIY/retail market increased 8% in the first six months of 2006 compared to 2005, as a result of a 6% increase in units shipped and a 2% increase in overall selling prices. Overall selling prices increased due to a shift in sales mix toward more value-added products. In addition to the factors mentioned above, unit sales increased as a result of a mild winter that allowed for a longer selling season extending into January 2006.
Site-Built Construction:
Net sales to the site-built construction market increased 22% in the second quarter of 2006 compared to 2005, due to an estimated 24% increase in unit sales offset by a 2% decrease in overall selling prices. We estimate that our unit sales out of existing facilities increased by 21%, and our unit sales increased by 3% as a result of business acquisitions and new plants. Our growth was driven by our manufacturing plants in our Atlantic region and framing and manufacturing operations in our Northeast region, which has made substantial increases in market share.
Net sales to the site-built construction market increased 30% in the first six months of 2006 compared to 2005, due solely to an estimated 30% increase in unit sales. Unit sales increased 4% as a result of acquisitions and new plants, and 26% as a result of organic growth out of several existing plants. Our growth has been a result of strong housing and multi-family construction activities in certain regions and greater market penetration by offering turn-key framing and lumber packages in addition to engineered wood components in some regions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Manufactured Housing:
Net sales to the manufactured housing market decreased 7% in the second quarter of 2006 compared to the same period of 2005, due to a 7% decrease in overall selling prices due to the Lumber Market. Unit sales were flat as sales increases and market share gains we achieved in the HUD code market were offset by a decline in sales to modular home producers resulting from a decline in industry production.
Net sales to the manufactured housing market increased 1% in the first six months of 2006 compared to the same period of 2005. This increase resulted from a 6% increase in unit sales offset by a 5% decrease in selling prices.
Industrial:
Net sales to the industrial market increased 6% in the second quarter of 2006 compared to the same period of 2005, due to an estimated 11% increase in units shipped. Unit sales increased as a result of organic growth out of several existing plants, particularly those in our Southeast region. Since the second quarter of 2005 we have added nearly 1,000 new accounts and we have been successful at increasing our sales with existing accounts. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.
Net sales to the industrial market increased 14% in the first six months of 2006 compared to the same period of 2005, due to an estimated 17% increase in units shipped. Unit sales increased for the reasons mentioned in the paragraph above.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Value-Added	55.6%	49.9%	56.2%	51.3%
Commodity-Based	44.4%	50.1%	43.8%	48.7%
Value-added sales increased 17.8% in the second quarter of 2006 compared to 2005, primarily due to increased sales of engineered wood components, framing services, industrial packaging products, and decking products and accessories sold by our Consumer Products division. Commodity-based

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
sales decreased 6.3% comparing the second quarter of 2006 with the same period of 2005, primarily due to a decrease in unit sales of treated lumber and lower prices due to the Lumber Market for SYP.
Value-added sales increased 24.2% in the first six months of 2006 compared to 2005, primarily due to increased sales of engineered wood components, framing services, and industrial packaging products. Commodity-based sales increased approximately 2% during the first six months of 2006 due to an estimated 4% increase in unit sales offset by a 2% decrease in selling prices due to the Lumber Market.
COST OF GOODS SOLD AND GROSS PROFIT
Gross profits increased approximately 18.9% comparing the second quarter of 2006 with the same period of 2005, which exceeded our 8% increase in unit sales. Our improved profitability this quarter was due to a combination of:
•	Increased sales of higher margin, value-added products;

•	Improved profitability on sales to our industrial market;

•	Economies of scale realized from our organic sales growth; and

•	Cost efficiencies we have achieved through our company-wide innovation program.
Gross profits increased approximately 27.5% comparing the first six months of 2006 with the same period of 2005, which exceeded our 14% increase in unit sales. Our improved profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses increased by approximately 18.9% in the second quarter of 2006 compared to the same period of 2005, which was higher than our 8% increase in unit sales, primarily due to compensation and benefits, accrued bonus expense, travel-related expenses, depreciation and amortization, and bad debt expense. The increase in our accrued bonus expense is a result of an increase in incentive compensation tied to our growth in operating profits and higher return on investment.
SG&A expenses increased by 23.7% in the first six months of 2006 compared to the same period of 2005, which exceeded our 14% increase in unit sales, primarily due to the reasons mentioned in the paragraph above.
STOCK-BASED COMPENSATION
Prior to January 1, 2006, we accounted for our stock option plans and our Employee Stock Purchase Plan using the intrinsic value method of accounting provided under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Financial Accounting Standards

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants and issuance of stock pursuant to the Employee Stock Purchase Plan. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No.123(R), Share-Base Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period has not been completed as of December 31, 2005, based on the grant date fair market value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, earnings before income taxes and net earnings for the second quarter of 2006 are $307,000 and $204,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the second quarter of 2006 are $0.01 and $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
As a result of adopting SFAS 123(R) on January 1, 2006, earnings before income taxes and net earnings for the first six months of 2006 are $522,000 and $355,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the first six months of 2006 are $0.02 and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employee Stock Purchase Plan, the Director Retainer Stock Plan, the Directors’ Stock Grant Plan, and the Conditional Share Grant Agreement.
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option award was based on the U.S. Treasury yield curve in effect at the time of the grant. No new option awards were granted in the first six months of 2006 and therefore no specific valuation assumptions are presented.
As of July 1, 2006, there was $1.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.59 years.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
INTEREST, NET
Net interest costs were lower in the second quarter and first six months of 2006 compared to the same periods of 2005 due to increased income on investments held by our wholly-owned insurance captive. Also, interest expense decreased in spite of higher borrowing rates on our variable rate debt because of decreased borrowings under our revolving credit facility.
NET GAIN ON SALE OF REAL ESTATE
On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 38.6% in the second quarter of 2006 from 37.8% in the same period of 2005. The increase in the effective rate resulted from an estimated increase in certain permanent tax differences. Our effective rate increased to 38.0% in the first six months of 2006 from 37.9% in the same period of 2005.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	July 1,	June 25,
	2006	2005
Cash from operating activities	$57,936	$3,579
Cash from investing activities	(27,802)	(23,696)
Cash from financing activities	(33,040)	22,429

Net change in cash and cash equivalents	(2,906)	2,312
Cash and cash equivalents, beginning of period	46,215	25,274

Cash and cash equivalents, end of period	$43,309	$27,586

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 25, 2005 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) decreased to 38 days in the first six months of 2006 from 44 days in the first six months of 2005, due to a 4 day decrease in our days supply of inventory, a 1 day decrease in our receivables cycle, and a 1 day increase in our payables cycle.
Cash flow from operating activities improved by $54 million comparing the first six months of 2006 with the same period of 2005, primarily due to the improvements in our cash cycle mentioned above, our new sale of receivables program which was completed on March 8, 2006, and an increase in net earnings.
Cash used for investing activities decreased by $4 million in the first six months of 2006 compared to the same period of 2005, which was comprised of the following noteworthy changes:
•	A $5.8 million decrease in capital expenditures due to several expansionary and renovation projects completed during the first six months of 2005.
•	A $3.8 million increase in amounts spent for business acquisitions consisting of approximately $2.1 million used to acquire Classic Truss, $8.4 million used to acquire Dura-Bilt, and approximately $0.8 million used to acquire another 5% interest in Shawnlee.
•	A $3.0 million decrease in the collection of insurance proceeds.
•	A $2.5 million advance on notes receivable.
We currently plan to spend approximately $50 million on capital expenditures in 2006, which includes outstanding purchase commitments on existing capital projects totaling approximately $13 million on July 1, 2006. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
On July 1, 2006, we had $14 million outstanding on our $250 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $37 million on July 1, 2006. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on July 1, 2006.
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note I, “Commitments, Contingencies, and Guarantees.”
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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended July 1, 2006 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the second quarter ended July 1, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
April 2, 2006 - May 6, 2006(1)	1,367	$65.82	1,367	1,499,976
May 7, 2006 - June 3, 2006
June 4, 2006 – July 1, 2006
(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of July 1, 2006, cumulative total authorized shares available for repurchase is 1.5 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
The following matters were voted upon at our Annual Meeting of Shareholders on April 19, 2006:
(1)	Ratification of the appointment of Ernst & Young LLP as independent public accountants for fiscal 2006:

	For	Withheld	Abstain
	16,006,810	443,603	6,295

(2) Election of the following Director for a one year term expiring in 2007:

	For	Withheld
Louis A. Smith	16,091,180	365,528
Election of the following Director for a two year term expiring in 2008:

John W. Garside	16,134,848	321,860
Election of the following Directors for a three year term expiring in 2009:

Dan M. Dutton	15,493,226	963,482
Peter F. Secchia	15,574,457	882,251
Other Directors whose terms of office continued after the meeting are as follows:
William G. Currie
John M. Engler
Gary F. Goode
Mark A. Murray
Item 5. Other Information.
In the second quarter of 2006, the Audit Committee approved non-audit services to be provided by our independent auditors, Ernst & Young LLP, totaling $105,000 for 2006.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: July 28, 2006	By:	/s/ Michael B. Glenn

Michael B. Glenn
	Its:	Chief Executive Officer

Date: July 28, 2006	By:	/s/ Michael R. Cole

Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).