Form 10-Q
period 2006-09-30
UNIVERSAL FOREST PRODUCTS INC
filed 2006-10-25
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2006

Common stock, no par value	18,851,040

Page No.
PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
Consolidated Condensed Balance Sheets at September 30, 2006, December 31, 2005, and September 24, 2005.	3-4
Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 30, 2006 and September 24, 2005.	5
Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2006 and September 24, 2005.	6-7
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 24, 2005.	8-9
Notes to Consolidated Condensed Financial Statements.	10-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24-37
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4. Controls and Procedures.	39

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings — NONE.
Item 1A. Risk Factors — NONE.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3. Defaults Upon Senior Securities — NONE.
Item 4. Submission of Matters to a Vote of Security Holders — NONE.
Item 5. Other Information.	41
Item 6. Exhibits.	42
Certificate of the Chief Executive Officer to Section 302
Certificate of the Chief Financial Officer to Section 302
Certificate of the Chief Executive Officer to Section 906
Certificate of the Chief Financial Officer to Section 906

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,	September 24,
	2006	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,184	$46,215	$30,767
Accounts receivable, net	227,428	185,080	230,762
Inventories:
Raw materials	121,324	144,361	121,502
Finished goods	111,560	109,408	105,235

	232,884	253,769	226,737
Other current assets	24,752	17,114	13,191

TOTAL CURRENT ASSETS	531,248	502,178	501,457

OTHER ASSETS	7,762	7,887	8,414
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	146,602	131,556	129,719
OTHER INTANGIBLE ASSETS, net	11,947	10,966	7,629
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	443,751	412,475	406,595
Accumulated depreciation and amortization	(211,323)	(188,142)	(183,488)

PROPERTY, PLANT AND EQUIPMENT, NET	232,428	224,333	223,107

TOTAL ASSETS	$929,987	$876,920	$870,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,581	$106,716	$131,621
Accrued liabilities:
Compensation and benefits	73,551	69,528	68,919
Other	32,809	27,449	27,752
Current portion of long-term debt and capital lease obligations	697	458	22,091

TOTAL CURRENT LIABILITIES	216,638	204,151	250,383

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	171,009	209,039	168,602
DEFERRED INCOME TAXES	13,089	12,914	17,691
MINORITY INTEREST	11,922	8,577	7,826
OTHER LIABILITIES	10,926	10,387	9,910

TOTAL LIABILITIES	423,584	445,068	454,412

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS — CONTINUED

	September 30,	December 31,	September 24,
	2006	2005	2005
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,851,040, 18,402,648 and 18,380,366	$18,851	$18,403	$18,380
Additional paid-in capital	113,157	97,372	96,710
Deferred stock compensation		4,212	4,133
Deferred stock compensation in rabbi trust		(2,117)	(2,087)
Retained earnings	372,728	312,878	297,707
Accumulated other comprehensive earnings	2,920	2,408	2,414

	507,656	433,156	417,257
Employee stock notes receivable	(1,253)	(1,304)	(1,343)

TOTAL SHAREHOLDERS’ EQUITY	506,403	431,852	415,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$929,987	$876,920	$870,326

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2006	2005	2006	2005
NET SALES	$672,873	$721,497	$2,165,329	$2,038,209

COST OF GOODS SOLD	574,048	622,435	1,851,775	1,770,676

GROSS PROFIT	98,825	99,062	313,554	267,533

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	65,970	63,877	201,272	173,233

EARNINGS FROM OPERATIONS	32,855	35,185	112,282	94,300

OTHER EXPENSE (INCOME):
Interest expense	3,214	3,714	10,757	11,755
Interest income	(875)	(227)	(1,656)	(646)
Gain on sale of real estate			(63)	(1,240)

	2,339	3,487	9,038	9,869

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	30,516	31,698	103,244	84,431

INCOME TAXES	11,322	12,009	38,963	32,005

EARNINGS BEFORE MINORITY INTEREST	19,194	19,689	64,281	52,426

MINORITY INTEREST	(1,489)	(518)	(3,396)	(1,236)

NET EARNINGS	$17,705	$19,171	$60,885	$51,190

EARNINGS PER SHARE — BASIC	$0.94	$1.04	$3.24	$2.79

EARNINGS PER SHARE — DILUTED	$0.91	$1.00	$3.14	$2.69

WEIGHTED AVERAGE SHARES OUTSTANDING	18,906	18,465	18,788	18,325

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,394	19,193	19,368	19,050
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Deferred
			Deferred	Compen-		Accumulated
		Additional	Stock	sation		Other	Employees
	Common	Paid-In	Compen-	Rabbi	Retained	Comprehensive	Stock Notes
	Stock	Capital	sation	Trust	Earnings	Earnings	Receivable	Total
Balance at December 25, 2004	$18,002	$89,269	$3,423	($1,331)	$247,427	$1,525	($1,546)	$356,769
Comprehensive earnings:
Net earnings					51,190
Foreign currency translation adjustment						889
Total comprehensive earnings								52,079
Cash dividends — $.050 per share					(910)			(910)
Issuance of 389,207 shares under employee stock plans	389	4,388						4,777
Issuance of 3,469 shares under stock grant programs	3	146						149
Issuance of 33,074 shares under deferred compensation plans	33	939	(216)	(756)				0
Received 49,244 shares for the exercise of stock options	(49)	(1,856)						(1,905)
Tax benefits from non-qualified stock options exercised		3,764						3,764
Accrued expense under deferred compensation plans			926					926
Issuance of 1,605 shares in exchange for employee stock notes receivable	2	60					(62)	0
Payments received on employee stock notes receivable							265	265

Balance at September 24, 2005	$18,380	$96,710	$4,133	($2,087)	$297,707	$2,414	($1,343)	$415,914

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — CONTINUED

				Deferred
			Deferred	Compen-		Accumulated
		Additional	Stock	sation		Other	Employees
	Common	Paid-In	Compen-	Rabbi	Retained	Comprehensive	Stock Notes
	Stock	Capital	sation	Trust	Earnings	Earnings	Receivable	Total
Balance at December 31, 2005	$18,403	$ 97,372	$ 4,212	($2,117)	$312,878	$2,408	($1,304)	$431,852
Comprehensive earnings:
Net earnings					60,885
Foreign currency translation adjustment						512
Total comprehensive earnings								61,397
Cash dividends — $.055 per share					(1,035)			(1,035)
Reversal of deferred compensation upon adoption of SFAS 123(R)		2,095	(4,212)	2,117				0
Issuance of 341,921 shares under employee stock plans	342	5,459						5,801
Issuance of 3,338 shares under stock grant programs	3	188						191
Issuance of 101,278 shares under deferred compensation plans	101	(101)						0
Received 1,367 shares for the exercise of stock options	(1)	(89)						(90)
Tax benefits from non-qualified stock options exercised		4,357						4,357
Expense associated with share-based compensation arrangements		691						691
Accrued expense under deferred compensation plans		2,984						2,984
Issuance of 3,222 shares in exchange for employee stock notes receivable	3	201					(204)	0
Payments received on employee stock notes receivable							255	255

Balance at September 30, 2006	$18,851	$113,157	$0	$0	$372,728	$2,920	($1,253)	$506,403
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 24,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60,885	$51,190
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	25,558	23,391
Amortization of intangibles	3,953	1,809
Expense associated with share-based compensation arrangements	691
Expense associated with stock grant plans	191	149
Deferred income taxes	(871)	(886)
Minority interest	3,396	1,236
Net loss (gain) on sale or impairment of property, plant, and equipment	206	(561)
Changes in:
Accounts receivable	(37,947)	(75,061)
Inventories	23,693	(10,712)
Accounts payable	771	43,103
Accrued liabilities and other	11,326	26,502
Excess tax benefits from share-based compensation arrangements	(3,959)

NET CASH FROM OPERATING ACTIVITIES	87,893	60,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(27,600)	(31,768)
Acquisitions, net of cash received	(27,137)	(13,883)
Proceeds from sale of property, plant and equipment	506	2,373
Insurance proceeds	38	3,013
Collections of notes receivable	1,612	457
Advances on notes receivable	(2,473)	(887)
Other assets, net	6	752

NET CASH FROM INVESTING ACTIVITIES	(55,048)	(39,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	(38,725)	(16,201)
Repayment of long-term debt	(1,201)	(1,674)
Proceeds from issuance of common stock	5,711	4,074
Distributions to minority shareholder	(1,569)	(749)
Investment received from minority shareholder		500
Dividends paid to shareholders	(1,035)	(910)
Excess tax benefits from share-based compensation arrangements	3,959
Other	(16)	236

NET CASH FROM FINANCING ACTIVITIES	(32,876)	(14,724)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31)	5,493
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,215	25,274

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,184	$30,767

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,309	$9,028
Income taxes	44,448	29,761

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS — CONTINUED

	Nine Months Ended
	September 30,	September 24,
	2006	2005
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable	$431	$765
Deferred purchase price of acquisition exchanged for current payable	53	994
Deferred purchase price of acquisition exchanged for long-term liability	721

NON-CASH INVESTING ACTIVITIES:
Property, plant & equipment exchanged for debt	$1,379	63

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$2,225	$972
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     The following table presents the balances of percentage-of-completion accounts:

	September 30,	September 24,
	2006	2005
Cost and Earnings in Excess of Billings	$6,203	$3,950
Billings in Excess of Cost and Earnings	5,733	3,592
C.	EARNINGS PER COMMON SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 09/30/06			Three Months Ended 09/24/05
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$17,705			$19,171

EPS — Basic
Income available to common stockholders	17,705	18,906	$0.94	19,171	18,465	$1.04

Effect of dilutive securities
Options		488			728

EPS — Diluted
Income available to common stockholders and assumed options exercised	$17,705	19,394	$0.91	$19,171	19,193	$1.00

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Nine Months Ended 09/30/06			Nine Months Ended 09/24/05
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$60,885			$51,190

EPS — Basic
Income available to common stockholders	60,885	18,788	$3.24	51,190	18,325	$2.79

Effect of dilutive securities
Options		580			725

EPS — Diluted
Income available to common stockholders and assumed options exercised	$60,885	19,368	$3.14	$51,190	19,050	$2.69

No outstanding options were excluded from the computation of diluted EPS for the quarters and nine months ended September 30, 2006 or September 24, 2005.

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

On September 30, 2006 no receivables were sold and outstanding. On September 24, 2005, $27.0 million of receivables were sold and outstanding, and we recorded $2.0 million of

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
retained interest in other current assets. A summary of the transactions we completed for the first nine months of 2006 and 2005 are presented below (in thousands).

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 24, 2005
Accounts receivable sold	$342,898	$346,844
Retained interest in receivables		(568)
Expense from sale	(1,519)	(1,214)
Servicing fee received	124	137
Discounts and sales allowances	0	(3,298)

Net cash received from sale	$341,503	$341,901

E.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	September 30, 2006		September 24, 2005
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$16,177	$(8,640)	$10,512	$(5,445)
Licensing agreements	2,510	(2,295)	3,684	(2,021)
Customer relationships	5,988	(1,831)	1,285	(386)
Backlog	694	(656)	190	(190)

Total	$25,369	$(13,422)	$15,671	$(8,042)

Estimated amortization expense for intangible assets as of September 30, 2006 for each of the five succeeding fiscal years is as follows (in thousands):

2006 Remaining	$1,306
2007	3,701
2008	3,227
2009	2,131
2010	1,158
Thereafter	424
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2006 and September 24, 2005 are as follows (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

		Indefinite-
		Lived
		Intangible
	Goodwill	Assets
Balance as of December 31, 2005	$131,556	$0
Acquisitions	18,863	2,340
Final purchase price allocation of DecKorators	(5,925)
Other, net	(232)

Balance as of September 30, 2006	$144,262	$2,340

Balance as of December 25, 2004	$123,845
Acquisition	5,604
Other, net	270

Balance as of September 24, 2005	$129,719

F. BUSINESS COMBINATIONS
On August 18, 2006, one of our subsidiaries acquired the assets and assumed certain liabilities of GeoMatrix, Inc. (“GeoMatrix”) located in Troy, MI, a leading developer and supplier of plastic lattice and other proprietary plastic products. The purchase price was approximately $11.3 million, allocating $2.4 million to tangible net assets and $8.9 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. GeoMatrix had net sales in fiscal 2005 totaling approximately $19 million.
On July 10, 2006, one of our subsidiaries acquired a 50% membership interest in United Lumber & Reman, LLC (“United”), an industrial wood manufacturing plant located in Muscle Shoals, AL. The purchase price was approximately $4.9 million, allocating $1.7 million to tangible net assets and $3.2 million to goodwill. The purchase price allocation for this acquisition is preliminary and will be revised as final estimates of intangible asset values are made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. United had net sales totaling approximately $26 million in 2005. We have consolidated this entity, including a respective minority interest, because we exercise control.
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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first nine months of 2006 includes: a) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair market value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the third quarter of 2006, are $169,000 and $115,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the third quarter of 2006 are $0.01 and $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the first nine months of 2006, are $691,000 and $470,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the first nine months of 2006 are $0.03 and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits from share-based compensation arrangements”) to be classified as financing cash flows. The $3,959,000 excess tax benefit from share-based compensation arrangements classified as a financing cash inflow for the first nine months of 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).
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
The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility assumptions used were based on historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option award was based on the U.S. Treasury yield curve in effect at the time of the grant. No new option awards were granted in the first nine months of 2006 and therefore no specific valuation assumptions are presented.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following summary presents information regarding outstanding options as of September 30, 2006 and changes during the nine months then ended with regard to options under all stock option plans:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Under	Exercise Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
Outstanding at January 1, 2006	1,384,879	$19.08
Exercised	(328,845)	$15.60
Forfeited or expired	(14,195)	$21.07

Outstanding at September 30, 2006	1,041,839	$20.15	4.99	$30,132,159

Vested or expected to vest at September 30, 2006	808,511	$20.13	5.21	$23,414,985

Exercisable at September 30, 2006	232,313	$16.96	4.06	$7,455,566

The total intrinsic value of options exercised during the first nine months of 2006 was $16,754,000.
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
For the nine months ending September 30, 2006, 13,076 shares were issued under this plan. The weighted average fair value of employee stock purchase rights pursuant to this plan was $8.62 per share. The fair value of the stock purchase rights was calculated as the difference between the stock price and the employee purchase price.
Director Retainer Stock Plan
The Stock Retainer Plan allows eligible members of the Board of Directors to defer their retainer fees and receive shares of our stock at the time of their retirement, disability or death. The number of shares to be received is equal to the amount of the retainer fee deferred multiplied by 110% divided by the fair market value of a share of our stock at the time of deferral, is increased for dividends declared and may only be distributed in kind. We recognized the fair market value of the shares issued under this plan, calculated using the number of shares issued and the stock price on the issuance date, as expense and recorded the related obligation in shareholders’ equity. We recognized approximately $186,000 in expense for shares issued under this program in the first nine months of 2006.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Directors’ Stock Grant Program
In January 1997, we instituted a Directors’ Stock Grant Program. In lieu of a cash increase in the amount of Director fees, each outside Director receives 100 shares of stock for each board meeting attended up to a maximum of 400 shares per year. In the first nine months of 2006, we recognized the fair market value of the shares issued under this plan, calculated using the number of shares issued and the stock price on the issuance date, as an expense totaling approximately $142,000.
Conditional Share Grant Agreement
On April 17, 2002, under the 1999 Plan, a Conditional Share Grant Agreement was executed which will grant our Chief Executive Officer 10,000 shares of common stock immediately upon the satisfaction of the terms and conditions set forth in the Agreement. We recognize the fair value of the award estimated as of the date of grant using the Black-Scholes option pricing model. We recognized approximately $106,000 in expense for shares issuable under this program in the first nine months of 2006.
All Share-Based Payment Arrangements
The total share-based compensation cost and the related total income tax benefit that has been recognized in results of operations was approximately $1.0 million and $346,000, respectively for the first nine months of 2006.
As of September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.38 years.
Cash received from option exercises and share issuances under the Stock Purchase Plan was $5,711,000 during the first nine months of fiscal 2006. The actual tax benefit realized for the tax deductions from option exercises totaled $4,357,000 during that period.
Pro Forma Net Earnings
The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the third quarter and first nine months of 2005 (in thousands, except per share data):

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months	Nine Months
	Ended	Ended
	September 24,	September 24,
	2005	2005
Net Earnings:
As reported	$19,171	$51,190
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141)	(542)

Pro Forma	$19,030	$50,648

EPS — Basic:
As reported	$1.04	$2.79
Pro forma	$1.03	$2.76
EPS — Diluted:
As reported	$1.00	$2.69
Pro forma	$0.99	$2.67
I.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

Including amounts from our wholly owned captive insurance company, we have reserved approximately $1.7 million on September 30, 2006 and $1.7 million on September 24, 2005, representing the estimated costs to complete future remediation efforts without reduction for an insurance receivable.

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
We have been requested by a customer to defend it from a purported class action lawsuit currently pending in Illinois State Court. The purported class action lawsuit seeks unspecified damages from this customer, based on generalized claims under a purported theory of violation of individual state Consumer Protection Act statutes. This case was previously dismissed without prejudice. The claim was restated and filed, and the circuit court denied class certification for this case in December 2005. The plaintiff has appealed. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally accepted liability of these costs.
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
In addition, on September 30, 2006, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On September 30, 2006, we had outstanding purchase commitments on capital projects of approximately $9.5 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of September 30, 2006, we had approximately $23.8 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $14.6 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $2.2 million.
Under our sale of accounts receivable agreement, we guarantee that a subsidiary, as accounts servicer, will remit collections on receivables sold to the bank. (See Note D, “Sale of Accounts Receivable.”)
On September 30, 2006, we had outstanding letters of credit totaling $39.2 million, primarily related to certain insurance contracts and industrial development revenue bonds, as further described below.
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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our knowledge of existing circumstances, it is considered probable that these costs will approximate $465,000. As a result, this amount is recorded in other long-term liabilities on September 30, 2006.

We did not enter into any new guarantee arrangements during the third quarter of 2006 which would require us to recognize a liability on our balance sheet.

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
OVERVIEW
Our results for the third quarter of 2006 were highlighted by the following:
•	Our unit sales out of existing facilities decreased by 4% this quarter, while we experienced a 2% increase in sales growth as a result of acquisitions and new operations.

•	Lumber prices were approximately 21% lower compared to the same period of 2005. This primarily impacted our overall selling prices (see “Impact of the Lumber Market on Our Operating Results” below) and working capital requirements.

•	We faced adverse industry conditions in our D-I-Y/retail, site-built construction and manufactured housing markets, which impacted our unit sales. We were able to mitigate the impact of these adverse conditions by gaining share in each one of our markets.

•	Our operating profits decreased almost 7% compared to the same period of 2005 as a result of a 2% decline in unit sales combined with a 3% increase in selling, general, and administrative expenses.

•	We improved our cash flows from operating activities due to a combination of improvements in our cash cycle, a 23% increase in our year-to-date earnings and non-cash expenses, a lower Lumber Market which reduced working capital requirements this year, and very strong sales levels and, therefore, greater working capital requirements last year.

•	A reduction in interest-bearing debt to $171.7 million from $190.7 million due to strong operating cash flows.

•	Our purchase of a 50% membership interest in United Lumber & Reman, LLC in Muscle Shoals, AL in July 2006 and our purchase of the assets and assumption of certain liabilities of GeoMatrix, Inc. in Troy, MI in August 2006.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
In summary, we remain optimistic about the future of our business, markets and strategies, and our employees remain focused on adding value for our customers, executing our strategies and meeting our goals. We have revised our annual net earnings and unit sales growth targets to a range of 1% to 5% each for 2006 based on the following recent developments:
•	A continued significant decline in housing starts;

•	A soft D-I-Y/retail market as a result of a decline in consumer spending;

•	A weak manufactured housing and modular market; and

•	The impact of FEMA orders in 2005 in the wake of hurricanes.
We continue to pursue acquisition opportunities and believe that acquisitions will, as they have in the past, play an important role in our long-term growth strategy.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the nine months ended September 30, 2006 and September 24, 2005:

	Random Lengths Composite
	Average $/MBF
	2006	2005
January	$382	$381
February	377	420
March	368	422
April	369	407
May	341	386
June	326	405
July	309	381
August	296	360
September	292	395

Third quarter average	$299	$379
Year-to-date average	$340	$395

Third quarter percentage change from 2005	(21.1%)
Year-to-date percentage change from 2005	(13.9%)

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2006	2005
January	$496	$446
February	503	489
March	514	501
April	510	511
May	488	500
June	444	538
July	409	536
August	394	503
September	387	501

Third quarter average	$397	$513
Year-to-date average	$461	$503

Third quarter percentage change from 2005	(22.6%)
Year-to-date percentage change from 2005	(8.4%)
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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Below is a general description of the primary ways in which our products are priced.
•	Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

•	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.
Changes in the trend of lumber prices have their greatest impact on the following products:
•	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises almost eighteen percent of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)

•	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.
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

Company Name	Acquisition Date	Business Description
GeoMatrix, Inc. (“GeoMatrix”)	August 18, 2006	A developer and distributor of plastic lattice products and other proprietary plastic products located in Troy, MI.

United Lumber & Reman, LLC (“United”)	July 10, 2006	An industrial wood manufacturing plant located in Muscle Shoals, AL. Acquired a 50% membership interest.

Dura-Bilt Mfg Co. (“Dura-Bilt”)	June 5, 2006	Designs and manufactures roof and floor trusses for site-built construction. The company is located in Riverbank, CA.

Shawnlee Construction, LLC (“Shawnlee”)	April 3, 2006, June 27, 2005 and April 2, 2004	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased initial 50% membership interest on April 2, 2004, an additional 25% membership interest on June 27, 2005, and an additional 5% membership interest on April 3, 2006.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Classic Truss Company, Inc. (“Classic”)	January 9, 2006	Manufactures and distributes engineered wood components for site-built construction. The company is located in Fort Pierce, FL.

DecKorators, Inc. (“DecKorators”)	November 14, 2005	Provides decorative balusters and accessories for residential decks and porches to independent dealers and certain “big box” home improvement retailers. The company has locations in Crestwood and St. Louis, MO.

Shepardville Construction, Inc. and AW Construction, LLC (“Shepardville and AW”)	June 27, 2005	Installs interior products such as base boards, crown moldings, window sills and casings, doors, and cabinets for commercial and multi-family construction projects. Located in Warwick, RI and Wolcott, CT. These entities were merged on January 1, 2006.

Maine Ornamental Woodworkers, Inc. (“Maine Ornamental”)	June 2, 2005	Provides decorative post caps for fencing and decking applications to two-step distributors and certain “big box” home improvement retailers. The company has locations in Winthrop, ME and Bainbridge Island, WA.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.3	86.3	85.5	86.9

Gross profit	14.7	13.7	14.5	13.1
Selling, general, and administrative expenses	9.8	8.8	9.3	8.5

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2006	2005	2006	2005
Earnings from operations	4.9	4.9	5.2	4.6

Interest, net	0.4	0.5	0.4	0.6
Net gain on sale of real estate	0.0	0.0	0.0	(0.1)

	0.4	0.5	0.4	0.5

Earnings before income taxes and minority interest	4.5	4.4	4.8	4.1
Income taxes	1.7	1.7	1.8	1.5

Earnings before minority interest	2.8	2.7	3.0	2.6
Minority interest	(0.2)	(0.0)	(0.2)	(0.1)

Net earnings	2.6%	2.7%	2.8. %	2.5%

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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	%	Sept. 24,	Sept. 30,	%	Sept. 24,
Market Classification	2006	Change	2005	2006	Change	2005
DIY/Retail	$236,825	(14.9)%	$278,416	$799,310	(0.2)%	$801,155
Site-Built Construction	205,363	0.5	204,344	642,964	18.7	541,878
Manufactured Housing	91,157	(12.4)	104,089	296,409	(3.6)	307,466
Industrial	139,528	3.6	134,648	426,646	10.0	387,710

Total	$672,873	(6.7)	$721,497	$2,165,329	6.2	$2,038,209

Note:	In the second quarter of 2006, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Net sales in the third quarter of 2006 decreased 7% compared to the third quarter of 2005. We estimate that our unit sales increased by 2% as a result of business acquisitions and new plants, while our unit sales out of existing facilities decreased by 4%. Our overall selling prices decreased by an estimated 5% comparing the two periods. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”), since our pricing practices are designed to pass these costs along to our customers. (See “Impact of the Lumber Market on our Operating Results.”)
Net sales in the first nine months of 2006 increased 6% compared to the first nine months of 2005 resulting from an estimated increase in units shipped of approximately 8%, while overall selling prices decreased by 2%. We estimate that our unit sales increased 2% as a result of business acquisitions and new plants, while our unit sales out of existing facilities increased by 6%.
DIY/Retail:
Net sales to the DIY/retail market decreased 15% in the third quarter of 2006 compared to 2005. This was comprised of a 2% increase in unit sales attributable to our acquisitions of DecKorators, and GeoMatrix and our agreement to distribute eon® decking, offset by an 11% decrease in unit sales out of existing plants. Our unit sales declined as a result of decreases in consumer spending and housing starts. The decline in housing starts primarily impacted our sales to retail contractor yards. The impact of these adverse market conditions were offset by market share gains we realized with our “big box” D-I-Y retail customers. The regions in which we experienced our greatest decline in unit sales were the Northeast and Midwest. Our overall selling prices decreased 6% as a decline in prices of SYP was partially offset by a shift in sales mix toward more value-added and wood alternative products.
Net sales to the DIY/retail market were flat in the first nine months of 2006 compared to 2005, as a result of a 1% increase in units shipped offset by a 1% decrease in overall selling prices. The increase in units shipped is attributable to business acquisitions and new plants.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Site-Built Construction:
Net sales to the site-built construction market were flat in the third quarter of 2006 compared to 2005. We estimate that our unit sales out of existing facilities decreased by 1%, which was offset by a 1% increase in unit sales as a result of business acquisitions and new plants. Housing starts declined dramatically in the third quarter, which adversely impacted our business, particularly our sales of trusses and other components. However, we were able to offset the impact of these adverse market conditions due, in part, to market share gains we realized as a result of increased sales of wall panels and turn-key framing services and components and increased sales to the multi-family market.
Net sales to the site-built construction market increased 19% in the first nine months of 2006 compared to 2005, due to an estimated 18% increase in unit sales and a 1% increase in overall selling prices. Unit sales increased 1% as a result of business acquisitions and new plants, and 17% as a result of organic growth out of several existing plants. Our growth has been a result of strong housing and multi-family construction activities in certain regions during the first six months of 2006 and greater market penetration by offering turn-key framing and lumber packages in addition to engineered wood components in some regions.
Manufactured Housing:
Net sales to the manufactured housing market decreased 12% in the third quarter of 2006 compared to the same period of 2005, due to a 4% decrease in unit sales combined with an 8% decrease in overall selling prices due to the Lumber Market. Our decline in unit sales was a result of a decline in industry production, offset by an increase in market share. The industry has most recently reported declines in production of HUD code and modular homes of 13% and 7%, respectively.
Net sales to the manufactured housing market decreased 4% in the first nine months of 2006 compared to the same period of 2005. This decrease resulted from a 3% increase in unit sales offset by a 7% decrease in selling prices. Our increase in unit sales was a result of an increase in market share, offset by a decline in industry production.
Industrial:
Net sales to the industrial market increased 4% in the third quarter of 2006 compared to the same period of 2005, due to an estimated 11% increase in units shipped, partially offset by a 7% decrease in selling prices. We estimate that our unit sales increased 6% as a result of organic growth out of several existing plants and increased 5% as a result of business acquisitions and new plants. Since the end of the third quarter of 2005 we have added nearly 1,000 new accounts and we have been successful at increasing our sales with existing accounts. We believe our unit sales and market share continue to grow significantly due to our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Net sales to the industrial market increased 10% in the first nine months of 2006 compared to the same period of 2005, due to an estimated 15% increase in units shipped, partially offset by a 5% decrease in selling prices. Unit sales increased primarily for the reasons mentioned in the paragraph above.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2006	2005	2006	2005
Value-Added	56.5%	52.6%	56.3%	51.7%
Commodity-Based	43.5%	47.4%	43.7%	48.3%
Value-added sales increased less than 1% in the third quarter of 2006 compared to 2005. Commodity-based sales decreased 14% comparing the third quarter of 2006 with the same period of 2005, primarily due to a decrease in unit sales of treated lumber and lower prices due to the Lumber Market for SYP.
Value-added sales increased 16% in the first nine months of 2006 compared to 2005, primarily due to increased sales of engineered wood components, framing services, and industrial packaging products. Commodity-based sales decreased approximately 4% during the first nine months of 2006 due to a decrease in unit sales and a decrease in selling prices due to the Lumber Market for SYP.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage increased to 14.7% from 13.7% for the same quarter last year primarily due to the lower level of the Lumber Market in 2006. Gross profit dollars comparing the third quarter of 2006 with the same period of 2005 were flat even though we estimate that our unit sales decreased by 2%. We experienced a decline in gross profit dollars in the third quarter of 2006 compared to the same quarter last year on our sales to the D-I-Y/retail and manufactured housing markets due to the downward trend in the Lumber Market during the quarter. These declines were offset by an increase in gross profits on our sales to the industrial market for the quarter.
Gross profits increased approximately 17% comparing the first nine months of 2006 with the same period of 2005, which exceeded our 8% increase in unit sales. Our improved profitability comparing these two periods was primarily due to a combination of:
•	Increased sales of higher margin, value-added products;

•	Improved profitability on sales to our industrial market;

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
•	Economies of scale realized from our organic sales growth during the first six months of 2006; and

•	Cost efficiencies we have achieved through our company-wide innovation program.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses increased by approximately 3% in the third quarter of 2006 compared to the same period of 2005, which was higher than our 2% decrease in unit sales, primarily due to compensation and benefits, travel-related expenses, depreciation, and amortization expense associated with intangible assets. These amounts were partially offset by a decline in incentive compensation expense which is tied to profitability and return on investment.
SG&A expenses increased by 16% in the first nine months of 2006 compared to the same period of 2005, which exceeded our 8% increase in unit sales, primarily due to compensation and benefit costs, incentive compensation, travel-related expenses, depreciation, and amortization expense associated with intangible assets.
STOCK-BASED COMPENSATION
See Notes to Consolidated Condensed Financial Statements, Note H, “Stock-Based Comepensation.”
INTEREST, NET
Net interest costs were lower in the third quarter and first nine months of 2006 compared to the same periods of 2005 due to a combination of increased income on investments held by our wholly-owned insurance captive and a decline in interest expense, in spite of higher borrowing rates on our variable rate debt, because of decreased borrowings under our revolving credit facility.
NET GAIN ON SALE OF REAL ESTATE
On January 3, 2005, we sold real estate located in Stockton, CA for $2.3 million and recorded a pre-tax gain totaling approximately $1.2 million.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 37.1% in the third quarter of 2006 from 37.9% in the same period of 2005. The decrease in the effective rate was due to a permanent tax difference resulting from greater income generated by our non-wholly owned joint ventures. Our effective rate decreased to 37.7% in the first nine months of 2006 from 37.9% in the same period of 2005.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Sept. 30,	Sept. 24,
	2006	2005
Cash from operating activities	$87,893	$60,160
Cash from investing activities	(55,048)	(39,943)
Cash from financing activities	(32,876)	(14,724)

Net change in cash and cash equivalents	(31)	5,493
Cash and cash equivalents, beginning of period	46,215	25,274

Cash and cash equivalents, end of period	$46,184	$30,767

In general, we financed our growth in the past through a combination of operating cash flows, our revolving credit facility, industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 24, 2005 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) decreased to 38 days in the first nine months of 2006 from 41 days in the first nine months of 2005, due to a 2 day decrease in our days supply of inventory, and a 1 day increase in our payables cycle.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Cash flow from operating activities improved by $28 million comparing the first nine months of 2006 with the same period of 2005, primarily due to the improvements in our cash cycle mentioned above, a 23% increase in our year-to-date earnings and non-cash expenses, a lower Lumber Market which reduced working capital requirements this year, and very strong sales levels and, therefore, greater working capital requirements last year. In addition, our improvement in operating cash flow was partially reduced as a result of not utilizing our sale of receivables program at the end of September 2006. At the end of September 2005, we had approximately $25 million sold and outstanding under that program, net of our retained interest.
Cash used for investing activities increased by $15 million in the first nine months of 2006 compared to the same period of 2005, which was comprised of the following noteworthy changes:
•	A $4.2 million decrease in capital expenditures as a result of canceling certain projects in 2006 that were originally planned in the beginning of the year.
•	A $13.3 million increase in amounts spent for business acquisitions, consisting of approximately $2.1 million used to acquire the assets of Classic, $8.4 million used to acquire the assets of Dura-Bilt, approximately $0.8 million used to acquire another 5% interest in Shawnlee, $4.9 million used to acquire a 50% membership interest in United, and $11.3 million used to acquire the assets of GeoMatrix.
•	A $3.0 million decrease in the collection of insurance proceeds.
We currently plan to spend approximately $45 million on capital expenditures in 2006, which includes outstanding purchase commitments on existing capital projects totaling approximately $9.5 million on September 30, 2006. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
Cash used for financing activities increased by $18 million in the first nine months of 2006 as a result of our strong operating cash flow, which in turn were used to pay down outstanding balances on our revolving credit facility.
On September 30, 2006, we had $15.5 million outstanding on our $250 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $36.7 million on September 30, 2006. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on September 30, 2006.
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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 30, 2006 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the third quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
July 2, 2006 — August 5, 2006(1)
August 6, 2006 — September 2, 2006
September 3, 2006 — September 30, 2006

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of September 30, 2006, cumulative total authorized shares available for repurchase is 1.5 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 5. Other Information.
In the third quarter of 2006, the Audit Committee did not approve any non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2006.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 25, 2006	By:	/s/ Michael B. Glenn

Michael B. Glenn
	Its:	Chief Executive Officer

Date: October 25, 2006	By:	/s/ Michael R. Cole

Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).