Form 10-K
period 2006-12-30
UNIVERSAL FOREST PRODUCTS INC
filed 2007-02-27
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.
Commission File No.: 0-22684
UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)
(616) 364-6161
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.) Yes ☐ No ☑
As of July 1, 2006, 18,836,038 shares of the registrant’s common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $964,703,279 computed at the closing price of $62.73 on that date.
As of February 3, 2007, 18,886,333 shares of the registrant’s common stock, no par value, were outstanding.
Documents incorporated by reference:
(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 30, 2006 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
December 30, 2006

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
Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 30, 2006 (“2006 Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Selected portions of the 2006 Annual Report are filed as Exhibit 13 with this Form 10-K Report.
Financial Information About Industry Segments.
Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. We have aggregated our Eastern and Western divisions into one reporting segment, consistent with SFAS 131. Our Consumer Products Division, which was formed in 2006, is included in “All Other”. Separate financial information about industry segments is incorporated by reference from Note P of the Consolidated Financial Statements presented under Item 8 herein.
Narrative Description of Business.
We presently engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Each of these markets is discussed in the paragraphs which follow.
DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 22% of our total net sales for fiscal 2006, 22% for 2005, and 25% for 2004.

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
We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis. We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. We believe the breadth of our product offering, geographic dispersion, customer relationships, close proximity of our plants to core customers, purchasing and manufacturing expertise and service capabilities provide significant competitive advantages in this market.
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
We currently supply customers in this market from manufacturing facilities located in many different states and Canada. These facilities manufacture various engineered wood components used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000®, I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.
We also provide framing services for customers in certain regional markets, in which we erect the wood structure. We believe that providing a comprehensive framing package, including installation, provides a competitive advantage. Terms of sale are based on a construction contract.
Competitors in this market include national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components. Our objective is to continue to increase our manufacturing capacity and framing capabilities for this market while developing a national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, purchasing and manufacturing expertise, product quality and timeliness of delivery.
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
While no competitor operates in as widely-dispersed geographic areas as we do, we face competition from suppliers in many geographic regions. Our principal competitive advantages include our customer relationships, product knowledge, the strength of our engineering support services, the close proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers.
Industrial Market. We define our industrial market as industrial manufacturers and agricultural customers who use pallets, specialty crates and wooden boxes for packaging, shipping and material handling purposes. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this market with our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.
Suppliers. We are one of the largest domestic buyers of solid sawn lumber from primary producers (lumber mills). We use primarily Southern Yellow Pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include “spruce-pine-fir” from various provinces in Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output, (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain programs such as consigned inventory. We believe this represents a competitive advantage.
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
On December 30, 2006 and December 31, 2005, we estimate that backlog orders associated with the site-built construction business approximated $119.8 million and $92.4 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the current fiscal year.
Environmental. Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.
Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”
Employees. At December 30, 2006, we had approximately 9,200 employees.
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
Our ability to achieve growth in sales and margins, particulary to the site-built construction market, is impacted by housing starts. If housing starts decline significantly, our financial results could be negatively impacted.
We are witnessing consolidation by our customers in each of the markets we serve. These consolidations will result in a larger portion of our sales being made to some customers and may limit the customer base we are able to serve.
A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 22% of our total sales in 2006, 22% in 2005, and 25% in 2004.
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
Seasonality and weather conditions could adversely affect us. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. Our treated lumber and outdoor specialty products, such as fencing, decking, and lattice, experience the greatest seasonal effects. Sales of treated lumber, primarily consisting of Southern Yellow Pine, also experience the greatest Lumber Market risk (see “Historical Lumber Prices” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is presented under Item 7 of this Form 10-K and is incorporated herein by reference). Treated lumber sales are generally at their highest levels between April and August. This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring. (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.) Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season. To mitigate this risk, consignment inventory programs are negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sell price to the customer. These programs include those materials which are most susceptible to adverse changes in the Lumber Market.
The majority of our products are used or installed in outdoor construction activities; therefore, short-term sales volume, our gross margins, and our profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. In addition, adverse weather conditions can negatively impact our productivity and costs per unit.
New preservatives will be developed to treat our products. The manufacturers of preservatives continue to develop new preservatives. All of our wood preservation facilities, except the one described below, utilize either Amine Copper Quaternary (“ACQ”), ProWood Micro or borates. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. In addition, new preservatives could increase our cost of treating products in the future.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 90 facilities located throughout the United States, Canada, and Mexico. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.
We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 20 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.
Item 3. Legal Proceedings.
Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Additional Item: Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2007. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
William G. Currie	59	Executive Chairman, Universal Forest Products, Inc.
Michael B. Glenn	55	Chief Executive Officer, Universal Forest Products, Inc.
C. Scott Greene	51	President, Universal Forest Products Eastern Division, Inc.
Robert K. Hill	59	President, Universal Forest Products Western Division, Inc.
Robert D. Coleman	52	Executive Vice President Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad	46	Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole	40	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Ronald G. Klyn	49	Chief Information Officer, Universal Forest Products, Inc.
Joseph F. Granger	41	Executive Vice President of Sales and Marketing, Universal Forest Products, Inc.
William G. Currie joined us in 1971. From 1983 to 1990, Mr. Currie was President of Universal Forest Products, Inc., and he was the President and Chief Executive Officer of The Universal Companies, Inc. from 1989 until the merger to form Universal Forest Products, Inc. in 1993. On January 1, 2000, Mr. Currie also became Vice Chairman of the Board. On April 19, 2006, Mr. Currie became Executive Chairman.
Michael B. Glenn has been employed by us since 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of our Southwest Operations, and on December 1, 1997, became President of Universal Forest Products Western Division, Inc. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer. On July 1, 2006, Mr. Glenn became Chief Executive Officer.
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
Michael R. Cole, CPA, CMA, joined us in November of 1993. In January of 1997, Mr. Cole was promoted to Director of Finance, and on January 1, 2000 was made Vice President of Finance and Treasurer. On July 19, 2000, Mr. Cole became Chief Financial Officer.
Ronald G. Klyn joined us in May of 1993 as Information Services Manager. In October of 1999, Mr. Klyn was promoted to Chief Information Officer.
Joseph F. Granger has been with us since 1988. In 1997 he became Vice President of the Atlantic Region, in 2002 he became Regional Vice President of the Southeast Region, and on January 1, 2007, he became Executive Vice President of Sales and Marketing.
PART II
The following information items in this Part II, which are contained in the 2006 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2006 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.
(a)	The information relating to market, holders and dividends is incorporated by reference from the 2006 Annual Report under the caption “Price Range of Common Stock and Dividends.”

There were no recent sales of unregistered securities.

(b)	Not applicable.

(c)	There were no issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
October 1 - November 4, 2006(1)				1,499,976
November 5 - December 2, 2006				1,499,976
December 3 – 30, 2006				1,499,976

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of December 30, 2006, the cumulative total of authorized shares available for repurchase is 1.5 million shares.
Item 6. Selected Financial Data.
The information required by this Item is incorporated by reference from the 2006 Annual Report under the caption “Selected Financial Data.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference from the 2006 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On December 30, 2006, the estimated fair value of our long-term debt, including the current portion, was $172.6 million, which was $2.5 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalents, in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)		$78,500	$15,000			$40,000	$133,500
Average interest rate		6.98%	5.63%			6.16%
Variable Rate ($US)	$680	$712	$16,130	$249	$256	$18,570	$36,597
Average interest rate(1)	5.68%

(1)	Average of rates at December 30, 2006.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is incorporated by reference from the 2006 Annual Report under the following captions:
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
“Consolidated Statements of Earnings”
“Consolidated Statements of Shareholders’ Equity”
“Consolidated Statements of Cash Flows”
“Notes to Consolidated Financial Statements”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(1)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 30, 2006 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2006 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our accounting firm’s attestation on that Report is also included in the 2006 Annual Report in the caption “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and is incorporated herein by reference.

(3)	Changes in Internal Controls. During the fourth quarter ended December 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 30, 2006 for the 2007 Annual Meeting of Shareholders, as filed with the Commission (“2007 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.
Item 11. Executive Compensation.
Information relating to director and executive compensation is incorporated by reference from the 2007 Proxy Statement under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2007 Proxy Statement under the captions “Ownership of Common Stock” and “Securities Ownership of Management.”

Information relating to securities authorized for issuance under equity compensation plans as of December 30, 2006, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,036,284	$20.18	948,062
Equity compensation plans not approved by security holders	none
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2007 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”
Item 14. Principal Accountant Fees and Services.
Information relating to the types of services rendered by our Independent Auditors and the fees paid for these services is incorporated by reference from our 2007 Proxy Statement under the caption “Independent Public Accountants – Fees and Services.”
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1. Financial Statements. The following Management’s Annual Report, Reports of Independent Registered Public Accounting Firm and Consolidated Financial Statements are incorporated by reference, under Item 8 of this report, from the 2006 Annual Report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

Consolidated Statements of Earnings for the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Cash Flows for the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

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

Dated: February 27, 2007	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Michael B. Glenn

Michael B. Glenn, Chief Executive Officer

and

/s/ Michael R. Cole

Michael R. Cole, Chief Financial Officer
and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February, 2007, by the following persons on behalf of us and in the capacities indicated.
     Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter F. Secchia	/s/ William G. Currie

Peter F. Secchia, Director	William G. Currie, Director

/s/ Dan M. Dutton	/s/ John M. Engler

Dan M. Dutton, Director	John M. Engler, Director

/s/ John W. Garside	/s/ Michael B. Glenn

John W. Garside, Director	Michael B. Glenn, Director

/s/ Gary F. Goode	/s/ Mark A. Murray

Gary F. Goode, Director	Mark A. Murray, Director

/s/ Louis A. Smith

Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description
3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant’s Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

	*(a)(3)	Consulting Agreement with Peter F. Secchia, dated December 31, 2002, and Assignment dated January 1, 2003 was filed as Exhibit 10(a)(3) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	*(a)(4)	Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002 was filed as Exhibit 10(a)(4) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	*(a)(5)	Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	*(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004 and the same is incorporated herein by reference.

	(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

E-1

Exhibit #	Description
	*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(2)	Form of Officers’ Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(f)	Salaried Employee Bonus Plan was filed as Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(i)(4)	Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004 and the same is incorporated herein by reference.

	(i)(5)	First Amendment dated February 12, 2007 relating to Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference.

	(j)(1)	Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	(k)(1)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated September 22, 2003 was filed as Exhibit 10(k)(1) to a Form 10-Q Quarterly Report for the quarter ended September 27, 2003 and the same is incorporated herein by reference.

	(k)(2)	Deposit Account Control Agreement dated September 22, 2003, completed pursuant to the PARTS Agreement, was filed as Exhibit 10(k)(2) to a Form 10-Q, Quarterly Report for the quarter ended September 27, 2003 and the same is incorporated herein by reference.

	(k)(3)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated November 12, 2004 was filed as Exhibit 10(k) to a Form 8-K Current Report dated November 15, 2004 and the same is incorporated herein by reference.

E-2

Exhibit #	Description

	(k)(4)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated March 7, 2006 was filed as Exhibit 10(k)(4) to a Form 10-K Annual Report for the year ended December 31, 2005 and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 30, 2006.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(b)	Code of Ethics for Vice President of Accounting and Administration was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(c)	Code of Ethics for Vice President of Accounting was filed as Exhibit 14(c) to a Form 10-K, Annual Report for the year ended December 31, 2005 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.

E-3