Form 10-K/A
period 2006-12-30
UNIVERSAL FOREST PRODUCTS INC
filed 2007-03-01
CIK 912767

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
Exhibit Index located on page E-4.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Form 10-K Annual Report is to file a corrected Exhibit 13 (Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 30, 2006) and a corrected Exhibit 23(a) (Consent of Ernst & Young LLP). The Form 10-K filed with the Securities and Exchange Commission via EDGAR contained an incorrect date on Management’s Annual Report on Internal Control Over Financial Reporting and an incorrect date on the Consent of Ernst & Young LLP.

2

SIGNATURES
EXHIBIT INDEX
Selected Portions of the Annual Report to Shareholders
Consent of Ernst & Young LLP
Consent of Ernst & Young LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Michael B. Glenn

Chief Executive Officer

and

/s/ Michael R. Cole

Michael R. Cole, Chief Financial Officer and Treasurer

3

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 1st day of March, 2007, by the following persons on behalf of us and in the capacities indicated.

/s/ Peter F. Secchia	/s/ William G. Currie

Peter F. Secchia, Director*	William G. Currie, Director*

/s/ Dan M. Dutton	/s/ John M. Engler

Dan M. Dutton, Director*	John M. Engler, Director*

/s/ John W. Garside	/s/ Michael B. Glenn

John W. Garside, Director*	Michael B. Glenn, Director*

/s/ Gary F. Goode	/s/ Mark A. Murray

Gary F. Goode, Director*	Mark A. Murray, Director*

/s/ Louis A. Smith

Louis A. Smith, Director*

*By /s/ Michael R. Cole

Michael R. Cole, Attorney-in-Fact

4

EXHIBIT INDEX

Exhibit #	Description
3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant’s Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

	(a)(3)	Consulting Agreement with Peter F. Secchia, dated December 31, 2002, and Assignment dated January 1, 2003 was filed as Exhibit 10(a)(3) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	(a)(4)	Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002 was filed as Exhibit 10(a)(4) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	(a)(5)	Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004 and the same is incorporated herein by reference.

	(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

E-1

Exhibit #	Description
	(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(e)(2)	Form of Officers’ Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(f)	Salaried Employee Bonus Plan was filed as Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(i)(4)	Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004 and the same is incorporated herein by reference.

	(i)(5)	First Amendment dated February 12, 2007 relating to Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference.

	(j)(1)	Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	(k)(1)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated September 22, 2003 was filed as Exhibit 10(k)(1) to a Form 10-Q Quarterly Report for the quarter ended September 27, 2003 and the same is incorporated herein by reference.

	(k)(2)	Deposit Account Control Agreement dated September 22, 2003, completed pursuant to the PARTS Agreement, was filed as Exhibit 10(k)(2) to a Form 10-Q, Quarterly Report for the quarter ended September 27, 2003 and the same is incorporated herein by reference.

	(k)(3)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated November 12, 2004 was filed as Exhibit 10(k) to a Form 8-K Current Report dated November 15, 2004 and the same is incorporated herein by reference.

E-2

Exhibit #	Description
	(k)(4)	Program for Accounts Receivable Transfer (“PARTS”) Agreement dated March 7, 2006 was filed as Exhibit 10(k)(4) to a Form 10-K Annual Report for the year ended December 31, 2005 and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 30, 2006.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(b)	Code of Ethics for Vice President of Accounting and Administration was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(c)	Code of Ethics for Vice President of Accounting was filed as Exhibit 14(c) to a Form 10-K, Annual Report for the year ended December 31, 2005 and the same is incorporated herein by reference.

21*	Subsidiaries of the Registrant.

23	Consents.

	(a)	Consent of Ernst & Young LLP.

	(b)	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Previously filed

E-3