Form 10-Q
period 2007-03-31
UNIVERSAL FOREST PRODUCTS INC
filed 2007-04-26
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2007

Common stock, no par value	18,968,009

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at March 31, 2007, December 30, 2006, and April 1, 2006.	3-4

	Consolidated Condensed Statements of Earnings for the Three Months Ended March 31, 2007 and April 1, 2006.	5

	Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2007 and April 1, 2006.	6

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and April 1, 2006.	7-8

	Notes to Consolidated Condensed Financial Statements.	9-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings — NONE.

Item 1A.	Risk Factors — NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities — NONE.

Item 4.	Submission of Matters to a Vote of Security Holders — NONE.

Item 5.	Other Information.	33

Item 6.	Exhibits.	34
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 30,	April 1,
	2007	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,024	$51,108	$39,608
Accounts receivable, net	195,617	148,242	199,508
Inventories:
Raw materials	152,645	128,621	145,945
Finished goods	133,108	116,497	133,632

	285,753	245,118	279,577
Other current assets	22,192	30,667	21,448

TOTAL CURRENT ASSETS	547,586	475,135	540,141

OTHER ASSETS	7,881	7,404	8,083
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	147,514	155,177	131,560
OTHER INTANGIBLE ASSETS, net	38,844	25,390	10,006
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	511,396	466,021	420,888
Land held for sale	17,115
Accumulated depreciation and amortization	(223,906)	(215,686)	(195,709)

PROPERTY, PLANT AND EQUIPMENT, NET	304,605	250,335	225,179

TOTAL ASSETS	$1,046,430	$913,441	$914,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,006	$94,441	$130,584
Accrued liabilities:
Compensation and benefits	46,427	71,990	51,622
Other	26,035	25,111	41,542
Current portion of long-term debt and capital lease obligations	1,223	680	461

TOTAL CURRENT LIABILITIES	192,691	192,222	224,209

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	278,198	169,417	204,010
DEFERRED INCOME TAXES	24,202	12,697	12,800
MINORITY INTEREST	10,743	10,819	8,805
OTHER LIABILITIES	16,254	13,544	10,698

TOTAL LIABILITIES	522,088	398,699	460,522

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS — CONTINUED

	March 31,	December 30,	April 1,
	2007	2006	2006
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,968,009, 18,858,892 and 18,626,455	$18,968	$18,859	$18,626
Additional paid-in capital	119,311	113,754	106,045
Retained earnings	384,817	380,931	328,744
Accumulated other comprehensive earnings	2,395	2,451	2,151

	525,491	515,995	455,566
Employee stock notes receivable	(1,149)	(1,253)	(1,119)

TOTAL SHAREHOLDERS’ EQUITY	524,342	514,742	454,447

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,046,430	$913,441	$914,969

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,	April 1,
	2007	2006
NET SALES	$549,038	$665,609

COST OF GOODS SOLD	475,518	571,298

GROSS PROFIT	73,520	94,311

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	63,458	64,529

EARNINGS FROM OPERATIONS	10,062	29,782

OTHER EXPENSE (INCOME):
Interest expense	4,324	3,799
Interest income	(582)	(429)

	3,742	3,370

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	6,320	26,412

INCOME TAXES	2,068	9,756

EARNINGS BEFORE MINORITY INTEREST	4,252	16,656

MINORITY INTEREST	(366)	(790)

NET EARNINGS	$3,886	$15,866

EARNINGS PER SHARE — BASIC	$0.20	$0.85

EARNINGS PER SHARE — DILUTED	$0.20	$0.82

WEIGHTED AVERAGE SHARES OUTSTANDING	18,985	18,606

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,409	19,278
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Deferred
			Deferred	Compen-		Accumulated
		Additional	Stock	sation		Other	Employees
	Common	Paid-In	Compen-	Rabbi	Retained	Comprehensive	Stock Notes
	Stock	Capital	sation	Trust	Earnings	Earnings	Receivable	Total
Balance at December 31, 2005	$18,403	$97,372	$4,212	($2,117)	$312,878	$2,408	($1,304)	$431,852
Comprehensive earnings:
Net earnings					15,866
Foreign currency translation adjustment						(257)
Total comprehensive earnings								15,609
Reversal of deferred compensation upon adoption of SFAS 123(R)		2,095	(4,212)	2,117				0
Issuance of 119,726 shares under employee stock plans	120	1,825						1,945
Issuance of 2,803 shares under stock grant programs	2	158						160
Issuance of 101,278 shares under deferred compensation plans	101	(101)						0
Tax benefits from non-qualified stock options exercised		1,419						1,419
Expense associated with share-based compensation arrangements		215						215
Accrued expense under deferred compensation plans		3,062						3,062
Payments received on employee stock notes receivable							185	185

Balance at April 1, 2006	$18,626	$106,045	$0	$0	$328,744	$2,151	($1,119)	$454,447

Balance at December 30, 2006	$18,859	$113,754	$0	$0	$380,931	$2,451	($1,253)	$514,742
Comprehensive earnings:
Net earnings					3,886
Foreign currency translation adjustment						(56)
Total comprehensive earnings								3,830
Issuance of 84,477 shares under employee stock plans	84	1,650						1,734
Issuance of 2,622 shares under stock grant programs	3	119						122
Issuance of 23,755 shares under deferred compensation plans	24	(24)						0
Received 1,737 shares for the exercise of Stock options	(2)	(83)						(85)
Tax benefits from non-qualified stock options exercised		484						484
Expense associated with share-based compensation arrangements		127						127
Accrued expense under deferred compensation plans		3,284						3,284
Payments received on employee stock notes receivable							104	104

Balance at March 31, 2007	$18,968	$119,311	$0	$0	$384,817	$2,395	($1,149)	$524,342
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,886	$15,866
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	9,146	8,279
Amortization of intangibles	2,367	1,311
Expense associated with share-based compensation arrangements	127	215
Expense associated with stock grant plans	122	160
Deferred income taxes	(50)	(88)
Minority interest	366	790
Net loss (gain) on sale or impairment of property, plant, and equipment	23	(1)
Changes in:
Accounts receivable	(33,439)	(14,276)
Inventories	(23,321)	(25,800)
Accounts payable	24,891	23,927
Accrued liabilities and other	(11,249)	(4,860)
Excess tax benefits from share-based compensation arrangements	(437)	(1,278)

NET CASH FROM OPERATING ACTIVITIES	(27,568)	4,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,638)	(8,186)
Acquisitions, net of cash received	(54,770)	(2,052)
Proceeds from sale of property, plant and equipment	267	225
Collections of notes receivable	109	1,542
Other, net	103	(55)

NET CASH FROM INVESTING ACTIVITIES	(62,929)	(8,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	106,488	(5,020)
Repayment of long-term debt	(24,525)	(15)
Proceeds from issuance of common stock	1,649	1,945
Distributions to minority shareholder	(371)	(509)
Excess tax benefits from share-based compensation arrangements	437	1,278
Other, net	(265)	(5)

NET CASH FROM FINANCING ACTIVITIES	83,413	(2,326)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,084)	(6,607)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,108	46,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,024	$39,608

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,779	$2,325
Income taxes	(9,952)	4,427

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS — CONTINUED

	Three Months Ended
	March 31,	April 1,
	2007	2006
NON-CASH OPERATING ACTIVITIES:
Deferred purchase price of acquisition exchanged for current payable	$	$690

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$1,283	$2,225
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 30, 2006.

Certain reclassifications have been made to the Financial Statements for 2006 to conform to the classifications used in 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table presents the balances of percentage-of-completion accounts which are included in other current assets and accrued liabilities: other, respectively (in thousands):

	March 31,	April 1,
	2007	2006
Cost and Earnings in Excess of Billings	$3,490	$10,020
Billings in Excess of Cost and Earnings	4,489	9,314
C.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 03/31/07			Three Months Ended 04/01/06
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$3,886			$15,866

EPS — Basic
Income available to common stockholders	3,886	18,985	$0.20	15,866	18,606	$0.85

Effect of dilutive securities
Options		424			672

EPS — Diluted
Income available to common stockholders and assumed options exercised	$3,886	19,409	$0.20	$15,866	19,278	$0.82

No outstanding options were excluded from the computation of diluted EPS for the quarters ended March 31, 2007 or April 1, 2006.

D.	SALE OF ACCOUNTS RECEIVABLE

On March 8, 2006 we entered into a new accounts receivable sale agreement with a bank. Under the terms of this agreement:
•	We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•	We service the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.

•	We receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

•	The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement is $50 million.
On March 31, 2007 $52.8 million of receivables were sold and outstanding, and we recorded $4.0 million of retained interest in other current assets. On April 1, 2006, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. A summary of the transactions we completed for the first three months of 2007 and 2006 are presented below (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006
Accounts receivable sold	$119,538	$82,355
Retained interest in receivables	(1,887)	(4,054)
Expense from sale	(596)	(415)
Servicing fee received	47	36

Net cash received from sale	$117,102	$77,922

E.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	March 31, 2007		April 1, 2006
	Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$38,641	($11,288)	$12,750	($7,031)
Licensing agreements	2,510	(2,495)	2,510	(2,095)
Customer relationships	14,587	(3,123)	4,882	(1,124)
Backlog	693	(681)	644	(530)

Total	$56,431	($17,587)	$20,786	($10,780)

The estimated amortization expense for intangible assets as of March 31, 2007 for each of the five succeeding fiscal years is as follows (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2007	$7,862
2008	9,439
2009	7,903
2010	6,991
2011	5,506
Thereafter	1,143
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

		Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance as of December 30, 2006	$152,837	$2,340
Acquisitions	1,327
Preliminary purchase price allocations	(9,000)
Other, net	10

Balance as of March 31, 2007	$145,174	$2,340

Balance as of December 31, 2005	$131,556	$0
Acquisition
Other, net	4

Balance as of April 1, 2006	$131,560	$0

F.	EMPLOYEE STOCK NOTES RECEIVABLE

Employee stock notes receivable represents notes issued to us by certain employees and officers to finance the purchase of our common stock. Directors and executive officers do not, and are not allowed to, participate in this program.

G.	STOCK-BASED COMPENSATION

We provide compensation benefits to employees and non-employee directors under several share-based payment arrangements including various employee stock option plans, the Employee Stock Purchase Plan, the Directors’ Retainer Stock Plan, the Directors’ Stock Grant Plan, and the 1999 Long Term Stock Incentive Plan.

We account for share-based compensation using the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which we adopted using the modified-prospective-transition method effective January 1, 2006.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
H.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Janesville, WI; Medley, FL; and Ponce, PR wood preservation facilities. In addition, a small reserve was established for our Thornton, CA property to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

Including amounts from our wholly owned captive insurance company, we have reserved approximately $4.1 million on March 31, 2007 and $1.7 million on April 1, 2006, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ, borates or ProWood® Micro. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which ACQ is not a suitable preservative.

In November 2003, the EPA published its report on the risks associated with the use of CCA in children’s playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The results of the EPA study are consistent with a prior Consumer Products Safety Commission (CPSC) study which reached a similar conclusion. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. The EPA is expected to issue a final report at the end of 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
We have been requested by a customer to defend it from purported class action lawsuits. To date, none of these cases have been certified as class action. One such purported class action lawsuit pending in Illinois seeks unspecified damages from this customer, based on generalized claims under a purported theory of violation of individual state Consumer Protection Act statutes. The Illinois case was previously dismissed without prejudice. The claim was then restated and filed with no allegations of personal injury or property damage. The judge in the case denied class certification for this case in December 2005. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally accepted liability of these costs.

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

In addition, on March 31, 2007, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 31, 2007, we had outstanding purchase commitments on capital projects of approximately $10.5 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of March 31, 2007, we had approximately $27.7 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $15.4 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $2.4 million.

Under our sale of accounts receivable agreement, we guarantee that a subsidiary, as accounts servicer, will remit collections on receivables sold to the bank. (See Note D, “Sale of Accounts Receivable.”)

On March 31, 2007, we had outstanding letters of credit totaling $44.8 million, primarily related to certain insurance contracts, industrial development revenue bonds and commercial trade, as further described below.

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

We are required to provide irrevocable commercial letters of credit in favor of certain import vendors to guarantee our payment upon their performance under certain import purchase orders. We currently have irrevocable commercial letters of credit outstanding totaling approximately $5.6 million related to pending import purchase orders.

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

Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $465,000. As a result, this amount is recorded in other long-term liabilities on March 31, 2007.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
We did not enter into any new guarantee arrangements during the first quarter of 2007 which would require us to recognize a liability on our balance sheet.

I.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 beginning December 31, 2006. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations.

As of the beginning of fiscal year 2007, we had unrecognized tax benefits of $6.5 million including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits, which are included in Income Taxes. Interest and penalties accrued as of March 31, 2007 are insignificant. Interest and penalties recorded during the quarter ended March 31, 2007 were not considered significant.

We are subject to periodic audits by domestic and foreign tax authorities. Currently, we are undergoing routine periodic audits in domestic jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.1 to $2.8 million.

For the majority of tax jurisdictions, we are no longer subject to income tax examinations by tax authorities for years before 2003.

J.	SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western divisions into one reporting segment. Our Consumer Products Division, which was formed in 2006, is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first three months of 2007 and 2006 are presented below (in thousands).

	2007			2006
	Eastern			Eastern
	and			and
	Western	All		Western	All
	Divisions	Other	Total	Divisions	Other	Total
Net sales to outside customers	$529,188	$19,850	$549,038	$654,153	$11,456	$665,609
Intersegment net sales	0	4,376	4,376	0	2,645	2,645
Segment operating profit	9,227	835	10,062	28,517	1,265	29,782

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
OVERVIEW
Our results for the first quarter of 2007 were impacted by the following:
•	Our overall unit sales declined 8%, as sales out of existing facilities decreased by 16% this quarter and we experienced an 8% increase in unit sales as a result of acquisitions and new operations.

•	Lumber prices were significantly lower compared to the same period of 2006, impacting our overall selling prices (see “Impact of the Lumber Market on Our Operating Results” below).

•	We faced challenging industry conditions in our D-I-Y/retail, site-built construction and manufactured housing markets and adverse weather, which impacted our unit sales. We were able to mitigate the impact of these adverse conditions by the market share we believe we gained in each one of our four markets.

•	Our gross profits decreased almost 22% compared to the same period of 2006 due to a combination of lower unit sales out of existing facilities, fixed manufacturing costs and greater pricing pressure in the site-built market.

•	Our cash flows from operating activities decreased $32 million due to a 40% decrease in our quarterly earnings and non-cash expenses and the timing of sales under our sale of receivables program (see “Liquidity and Capital Resources” below).

•	An increase in interest-bearing debt to $279.4 million from $204.5 million primarily due to business acquisitions.

•	Our purchase of Aljoma Lumber Company in February 2007 and Perfection Trusses, Inc. in March 2007.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
At the beginning of 2007, the Company announced annual targets for unit sales growth ranging from 10% to 15% and net earnings growth (excluding certain tax adjustments from 2006 results) of 5% to 10%. These targets continue to be subject to a number of assumptions, including certain key assumptions listed in our annual report on form 10-K for the year ended December 30, 2006. Due to the seasonality of our business and to other market factors that might impact our year-end results, it is too early to assess the relative accuracy and scope of those assumptions.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the three months ended March 31, 2007 and April 1, 2006:

	Random Lengths Composite
	Average $/MBF
	2007	2006
January	$292	$382
February	289	377
March	280	368

First quarter average	$287	$376

First quarter percentage change from 2006	(24%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2007	2006
January	$414	$496
February	405	503
March	396	514

First quarter average	$405	$504

First quarter percentage change from 2006	(20%)

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS
We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs are a significant percentage of our cost of goods sold.
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
Below is a general description of the primary ways in which our products are priced.
•	Products with fixed selling prices. These products include value-added products such as decking and fencing sold to DIY/retail customers, as well as trusses, wall panels and other components sold to the site-built construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs for these sales commitments with our suppliers. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

•	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices.
Changes in the trend of lumber prices have their greatest impact on the following products:
•	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 12% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar

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

	Period 1	Period 2
Lumber cost	$300	$400
Conversion cost	50	50

= Product cost	350	450
Adder	50	50

= Sell price	$400	$500
Gross margin	12.5%	10.0%
As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margins. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.
BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2007 and fiscal 2006, which were accounted for using the purchase method.

Company Name	Acquisition Date	Business Description
Perfection Trusses, Inc. (“Perfection”) Purchase price: $1.3 million 2006 sales: $3.9 million	March 5, 2007	Manufacture and distribute roof and floor trusses to the Eastern Florida market.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Aljoma Lumber Company (“Aljoma”) Purchase price: $53.5 million 2006 sales: $225 million	February 12, 2007	Manufacture, treat and distribute various wood products, building materials and specialty hardwoods. They serve Florida, the Eastern United States and the Caribbean islands. Aljoma has one of the largest treating facilities in the country.

Banks Lumber (“Banks”) Purchase price: $46.7 million 2005 sales: $147.0 million	November 17, 2006	Manufactures roof trusses and cut-to-size structural lumber for manufactured housing and recreational vehicle (RV) manufacturers nationwide. The company currently has continuing operations in Elkhart, IN, Edwardsburg, MI, Morristown, TN, Auburndale, FL and Hillsboro, TX.

GeoMatrix, Inc. (“GeoMatrix”) Purchase price: $11.5 million 2005 sales: $19.0 million	August 18, 2006	A developer and distributor of plastic lattice products and other proprietary plastic products located in Troy, MI.

United Lumber & Reman, LLC (“United”) Purchase price: $4.9 million 2005 sales: $26.0 million	July 10, 2006	An industrial wood manufacturing plant located in Muscle Shoals, AL. Acquired a 50% membership interest.

Dura-Bilt Mfg. Co. (“Dura-Bilt”) Purchase price: $9.2 million 2005 sales: $16.0 million	June 5, 2006	Designs and manufactures roof and floor trusses for site-built construction. The company is located in Riverbank, CA.

Shawnlee Construction, LLC (“Shawnlee”) 2006 Purchase price: $0.8 million	April 3, 2006	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased an additional 5% membership interest.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Classic Truss Company, Inc. (“Classic”) Purchase price: $2.1 million 2005 sales: $6.0 million	January 9, 2006	Manufactures and distributes engineered wood components for site-built construction. The company is located in Fort Pierce, FL.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended
	March 31,	April 1,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	86.6	85.8

Gross profit	13.4	14.2
Selling, general, and administrative expenses	11.6	9.7

Earnings from operations	1.8	4.5

Interest, net	0.7	0.5

Earnings before income taxes and minority interest	1.1	4.0
Income taxes	0.3	1.5

Earnings before minority interest	0.8	2.5
Minority interest	(0.1)	(0.1)

Net earnings	0.7%	2.4%

GROSS SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, industrial, and manufactured housing markets. Our strategic sales objectives include:
•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
•	Expanding geographically in our core businesses.

•	Increasing sales of “value-added” products and framing services. Value-added product sales primarily consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended
	March 31,	%	April 1,
Market Classification	2007	Change	2006
DIY/Retail	$196,136	(9.4%)	$216,466
Site-Built Construction	138,842	(34.9)	213,132
Industrial	133,452	(4.7)	139,955
Manufactured Housing	88,278	(17.3)	106,803

Total Gross Sales	556,708	(17.7)	676,356
Sales allowances	(7,670)		(10,747)

Total Net Sales	$549,038	(17.5%)	$665,609

Gross sales in the first quarter of 2007 decreased 18% compared to the first quarter of 2006. We estimate that our unit sales decreased by 8% and overall selling prices decreased by an estimated 10% comparing the two periods. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”), since our pricing practices are designed to pass these costs along to our customers. (See “Impact of the Lumber Market on our Operating Results.”)
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 9% in the first quarter of 2007 compared to 2006 primarily due to a decline in selling prices due to the Lumber Market combined with a 2% decrease in overall unit sales. Unit sales increased 8% as a result of our acquisitions of GeoMatrix and Aljoma, while sales out of existing facilities decreased by 10%. Our decline in sales out of existing facilities was primarily due to unusually severe weather conditions in several regions of the country and a decline in sales to certain retail customers whose sales are impacted by housing starts.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Site-Built Construction:
Gross sales to the site-built construction market decreased 35% in the first quarter of 2007 compared to 2006. We estimate that our unit sales out of existing facilities decreased by 18% and our decision to exit the Las Vegas, NV framing market resulted in a unit sales decrease of 4%, resulting in a total unit sales decline of 22%. We continue to be negatively impacted by difficult housing market conditions, particularly in regional markets, such as Southern California and Colorado. National single family housing starts through February 2007 are down approximately 34% compared to the same prior year period.
Industrial:
Gross sales to the industrial market decreased 5% in the first quarter of 2007 compared to the same period of 2006, due to a 6% decrease in selling prices, offset slightly by a 1% increase in unit sales. Our unit sales growth to this market slowed this quarter, reflecting a decline in sales of packaging products to certain customers that are also impacted by the housing market. However, we have added manufacturing capacity in several new locations and our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization continue to provide us with strong opportunities for continued growth in the market.
Manufactured Housing:
Gross sales to the manufactured housing market decreased 17% in the first quarter of 2007 compared to the same period of 2006, due to a 5% decrease in unit sales combined with a 12% decrease in overall selling prices due to the Lumber Market. Our acquisition of Banks contributed unit sales growth of 25% for the quarter, while unit sales from existing facilities decreased 30%. Our decline in unit sales from existing facilities was a result of a decline in industry production. The industry most recently reported declines in production of HUD code homes of 39%.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Value-Added	62.4%	62.8%
Commodity-Based	37.6%	37.2%

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Note:	In the first quarter of 2007, we reviewed the classification of our product codes and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Value-added sales decreased 18% in the first quarter of 2007 compared to 2006, primarily due to a decrease in unit sales of trusses and wall panels. Commodity-based sales decreased 17% comparing the first quarter of 2007 with the same period of 2006, primarily due to a decrease in unit sales of treated lumber and lower prices due to the Lumber Market for SYP.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 13.4% from 14.2%, while gross profit dollars decreased 22% comparing the first quarter of 2007 with the same period of 2006. The decline in profitability was primarily due to a combination of:
•	A change in sales mix whereby engineered wood components sold to site-built customers comprised a lower percentage of our sales this quarter.

•	Cost inefficiencies as a result of the impact of decreased unit sales out of existing facilities and fixed manufacturing costs.

•	Increased pricing pressure on sales to the site-built construction market due to the overall decline in market demand.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately 2% in the first quarter of 2007 compared to the same period of 2006. The decrease was less than the 8% decrease in unit sales. Existing facilities and operations we closed this year decreased SG&A expenses approximately $5.7 million, while business acquisitions added $4.6 million in SG&A expenses. The decreases in SG&A expenses at our existing facilities were primarily due to decreases in accrued sales incentive compensation and bonus expense, which is tied to operating profits and return on investment.
STOCK-BASED COMPENSATION
See Notes to Consolidated Condensed Financial Statements, Note G, “Stock-Based Comepensation.”
INTEREST, NET
Net interest costs were higher in the first quarter of 2007 compared to the same period of 2006 due to an increase in borrowings on the revolving credit facility as a result of acquisitions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 32.7% in the first quarter of 2007 from 36.9% in the same period of 2006. The decrease in the effective rate was primarily due to a tax benefit we realized as a result of our decision to exit the framing market in Las Vegas, NV.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
See Notes to Consolidated Condensed Financial Statements, Note I, "Accounting for Uncertainty in Income Taxes".
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	March 31,	April 1,
	2007	2006
Cash from operating activities	$(27,568)	$4,245
Cash from investing activities	(62,929)	(8,526)
Cash from financing activities	83,413	(2,326)

Net change in cash and cash equivalents	(7,084)	(6,607)
Cash and cash equivalents, beginning of period	51,108	46,215

Cash and cash equivalents, end of period	$44,024	$39,608

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the April 1, 2006 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 51 days in the first quarter of 2007 from 43 days in the first quarter of 2006, due to a 7 day increase in our days of supply of inventory due to adverse weather and market conditions and a 1 day increase in our receivables cycle.
Cash flow from operating activities decreased by $32 million comparing the first quarter of 2007 with the same period of 2006, primarily due to the following:
•	A decline in net earnings of approximately $12 million.

•	The impact of our sale of receivables program in the first quarter of 2007 compared to the prior period. Specifically, during the first quarter of 2006 we entered into a new sale of receivables program and had approximately $50 million of net receivables sold and outstanding at the end of the first quarter of 2006. At the end of fiscal 2006, we had approximately $27 million sold and outstanding, which was increased to approximately $49 million of net receivables sold and outstanding at the end of the first quarter of 2007. Therefore, in the first quarter of 2007 we generated approximately $22 million of positive cash flow from our sale of receivables program compared to $50 million of positive cash flow in the prior year period.
Cash used for investing activities increased by $54 million in the first quarter of 2007 compared to the same period of 2006, which was primarily due to a $52.7 million increase in amounts spent for business acquisitions, consisting of approximately $53.5 million used to acquire Aljoma and $1.3 million used to acquire Perfection.
We currently plan to spend approximately $40 million on capital expenditures in 2007, which includes outstanding purchase commitments on existing capital projects totaling approximately $10.5 million on March 31, 2007. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
Cash provided by financing activities increased by $86 million in the first quarter of 2007 primarily to fund seasonal working capital requirements and the purchase of Aljoma.
On March 31, 2007, we had $124.0 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $36.7 million on March 31, 2007. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on March 31, 2007.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note H, “Commitments, Contingencies, and Guarantees.”
CRITICAL ACCOUNTING POLICIES
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 30, 2006.

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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 31, 2007 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the first quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 31, 2006 — February 3, 2007(1)				1,499,976
February 4, 2007 — March 3, 2007				1,499,976
March 4, 2007 — March 31, 2007	1,737	$49.14	1,737	1,498,239

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of March 31, 2007, cumulative total authorized shares available for repurchase is 1.5 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 5. Other Information.
In the first quarter of 2007, the Audit Committee approved $286,000 of non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: April 26, 2007	By:	/s/ Michael B. Glenn
Michael B. Glenn
Its: Chief Executive Officer

Date: April 26, 2007	By:	/s/ Michael R. Cole
Michael R. Cole
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).