Form 10-Q
period 2007-06-30
UNIVERSAL FOREST PRODUCTS INC
filed 2007-08-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2007

Common stock, no par value	19,024,641

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at June 30, 2007, December 30, 2006, and July 1, 2006	3

	Consolidated Condensed Statements of Earnings for the Three and Six Months Ended June 30, 2007 and July 1, 2006	4

	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2007 and July 1, 2006	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and July 1, 2006	6-7

	Notes to Consolidated Condensed Financial Statements	8-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings — NONE

Item 1A.	Risk Factors — NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities — NONE

Item 4.	Submission of Matters to a Vote of Security Holders	35-36

Item 5.	Other Information	36

Item 6.	Exhibits	37
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 30,	July 1,
(in thousands, except share data)	2007	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,697	$51,108	$43,309
Accounts receivable, net	233,067	148,242	242,829
Inventories:
Raw materials	153,924	128,621	139,250
Finished goods	120,471	116,497	107,560

	274,395	245,118	246,810
Other current assets	22,339	30,667	22,495

TOTAL CURRENT ASSETS	572,498	475,135	555,443

OTHER ASSETS	7,691	7,404	8,003
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	152,170	155,177	134,928
OTHER INTANGIBLE ASSETS, net	33,132	25,390	12,973
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	518,407	466,021	430,933
Land held for sale	17,115
Accumulated depreciation and amortization	(231,969)	(215,686)	(202,938)

PROPERTY, PLANT AND EQUIPMENT, NET	303,553	250,335	227,995

TOTAL ASSETS	$1,069,044	$913,441	$939,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$147,614	$94,441	$146,409
Accrued liabilities:
Compensation and benefits	56,553	71,990	66,750
Other	25,879	25,111	34,365
Current portion of long-term debt and capital lease obligations	3,611	680	902

TOTAL CURRENT LIABILITIES	233,657	192,222	248,426

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	243,833	169,417	170,192
DEFERRED INCOME TAXES	24,196	12,697	13,067
MINORITY INTEREST	10,218	10,819	8,908
OTHER LIABILITIES	15,795	13,544	11,075

TOTAL LIABILITIES	527,699	398,699	451,668

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,024,641 18,858,892 and 18,836,034	$19,025	$18,859	$18,836
Additional paid-in capital	121,785	113,754	112,488
Retained earnings	398,509	380,931	355,023
Accumulated other comprehensive earnings	3,654	2,451	2,593

	542,973	515,995	488,940
Employee stock notes receivable	(1,628)	(1,253)	(1,266)

TOTAL SHAREHOLDERS’ EQUITY	541,345	514,742	487,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,069,044	$913,441	$939,342

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
NET SALES	$773,105	$826,847	$1,322,143	$1,492,456

COST OF GOODS SOLD	671,400	706,429	1,146,918	1,277,727

GROSS PROFIT	101,705	120,418	175,225	214,729

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,382	70,773	133,840	135,302

EARNINGS FROM OPERATIONS	31,323	49,645	41,385	79,427

OTHER EXPENSE (INCOME):
Interest expense	4,766	3,744	9,090	7,543
Interest income	(558)	(352)	(1,140)	(781)
Net (gain) loss on sale of real estate	(333)	(63)	(333)	(63)

	3,875	3,329	7,617	6,699

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	27,448	46,316	33,768	72,728

INCOME TAXES	10,182	17,885	12,250	27,641

EARNINGS BEFORE MINORITY INTEREST	17,266	28,431	21,518	45,087

MINORITY INTEREST	(466)	(1,117)	(832)	(1,907)

NET EARNINGS	$16,800	$27,314	$20,686	$43,180

EARNINGS PER SHARE — BASIC	$0.88	$1.45	$1.09	$2.31

EARNINGS PER SHARE — DILUTED	$0.86	$1.41	$1.06	$2.23

WEIGHTED AVERAGE SHARES OUTSTANDING	19,127	18,851	19,056	18,729

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,487	19,432	19,448	19,355
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

						Accumulat-
			Deferred	Deferred		ed Other
		Additional	Stock	Compensa-		Comprehen-	Employees
	Common	Paid-In	Compensa-	tion Rabbi	Retained	sive	Stock Notes
	Stock	Capital	tion	Trust	Earnings	Earnings	Receivable	Total
Balance at December 31, 2005	$18,403	$97,372	$4,212	$(2,117)	$312,878	$2,408	$(1,304)	$431,852
Comprehensive earnings:
Net earnings					43,180
Foreign currency translation adjustment						185
Total comprehensive earnings								43,365
Cash dividends — $.055 per share					(1,035)			(1,035)
Reversal of deferred compensation upon adoption of SFAS 123(R)		2,095	(4,212)	2,117				—
Issuance of 327,195 shares under employee stock plans	327	5,151						5,478
Issuance of 3,058 shares under stock grant programs	3	173						176
Issuance of 101,278 shares under deferred compensation plans	101	(101)						—
Received 1,367 shares for the exercise of stock options	(1)	(89)						(90)
Tax benefits from non-qualified stock options exercised		4,247						4,247
Expense associated with share-based compensation arrangements		522						522
Accrued expense under deferred compensation plans		2,917						2,917
Issuance of 3,222 shares in exchange for employee stock notes receivable	3	201					(204)	—
Payments received on employee stock notes receivable							242	242

Balance at July 1, 2006	$18,836	$112,488	$—	$—	$355,023	$2,593	$(1,266)	$487,674

Balance at December 30, 2006	$18,859	$113,754	$—	$—	$380,931	$2,451	$(1,253)	$514,742
Comprehensive earnings:
Net earnings					20,686
Foreign currency translation adjustment						1,203
Total comprehensive earnings								21,889
Cash dividends — $.055 per share					(1,047)			(1,047)
Issuance of 187,870 shares under employee stock plans	188	3,038						3,226
Issuance of 3,130 shares under stock grant programs	3	143						146
Issuance of 25,583 shares under deferred compensation plans	26	(26)						—
Repurchase of 45,100 shares	(45)				(2,061)			(2,106)
Received 15,866 shares for the exercise of stock options	(16)	(766)						(782)
Tax benefits from non-qualified stock options exercised		1,453						1,453
Expense associated with share-based compensation arrangements		258						258
Accrued expense under deferred compensation plans		3,439						3,439
Issuance of 10,132 shares in exchange for employee stock notes receivable	10	492					(502)	—
Payments received on employee stock notes receivable							127	127

Balance at June 30, 2007	$19,025	$121,785	$—	$—	$398,509	$3,654	$(1,628)	$541,345

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,686	$43,180
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	19,013	16,730
Amortization of intangibles	4,633	2,151
Expense associated with share-based compensation arrangements	258	522
Expense associated with stock grant plans	146	177
Deferred income taxes	(89)	(867)
Minority interest	832	1,907
Gain on sale of interest in subsidiary	(140)
Net gain on sale or impairment of property, plant and equipment	(131)	(183)
Changes in:
Accounts receivable	(72,549)	(57,246)
Inventories	(11,354)	7,768
Accounts payable	54,581	39,426
Accrued liabilities and other	(158)	8,237
Excess tax benefits from share-based compensation arrangements	(679)	(3,866)

NET CASH FROM OPERATING ACTIVITIES	15,049	57,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,653)	(16,234)
Acquisitions, net of cash received	(56,209)	(11,298)
Proceeds from sale of interest in subsidiary	400
Proceeds from sale of property, plant and equipment	2,686	565
Collections of notes receivable	137	1,600
Advances on notes receivable		(2,473)
Other, net	(16)	38

NET CASH FROM INVESTING ACTIVITIES	(71,655)	(27,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	74,318	(40,000)
Repayment of long-term debt	(25,417)	(325)
Proceeds from issuance of common stock	2,862	5,389
Distributions to minority shareholders	(825)	(930)
Dividends paid to shareholders	(1,047)	(1,035)
Repurchase of common stock	(2,106)
Excess tax benefits from share-based compensation arrangements	679	3,866
Other, net	(269)	(5)

NET CASH FROM FINANCING ACTIVITIES	48,195	(33,040)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,411)	(2,906)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,108	46,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,697	$43,309

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$9,014	$8,292
Income taxes	(2,261)	24,824

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Six Months Ended
	June 30,	July 1,
	2007	2006
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable		$431
Deferred purchase price of acquisition exchanged for current payable		53
Deferred purchase price of acquisition exchanged for long-term liability		721

NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment exchanged for debt		$1,303
Stock acquired through employees’ stock notes receivable	$502	204

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$3,439	$2,917
Stock received for the exercise of stock options, net	418

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table presents the balances of percentage-of-completion accounts which are included in other current assets and accrued liabilities: other, respectively (in thousands):

	June 30,	July 1,
	2007	2006
Cost and Earnings in Excess of Billings	$4,249	$7,454
Billings in Excess of Cost and Earnings	3,857	8,412
C.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 06/30/07			Three Months Ended 07/01/06
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$16,800			$27,314

EPS — Basic
Income available to common stockholders	16,800	19,127	$0.88	27,314	18,851	$1.45

Effect of dilutive securities
Options		360			581

EPS — Diluted
Income available to common stockholders and assumed options exercised	$16,800	19,487	$0.86	$27,314	19,432	$1.41

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Six Months Ended 06/30/07			Six Months Ended 07/01/06
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$20,686			$43,180

EPS — Basic
Income available to common stockholders	20,686	19,056	$1.09	43,180	18,729	$2.31

Effect of dilutive securities
Options		392			626

EPS — Diluted
Income available to common stockholders and assumed options exercised	$20,686	19,448	$1.06	$43,180	19,355	$2.23

No outstanding options were excluded from the computation of diluted EPS for the quarters and six months ended June 30, 2007 or July 1, 2006.

D.	SALE OF ACCOUNTS RECEIVABLE

On March 8, 2006 we entered into a new accounts receivable sale agreement with a bank. Under the terms of this agreement:
•	We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

•	We service the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.

•	We receive an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

•	The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement is $50 million.
On June 30, 2007 $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. On July 1, 2006, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. A summary of the transactions we completed for the first six months of 2007 and 2006 are presented below (in thousands).

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Six Months Ended	Six Months Ended
	June 30, 2007	July 1, 2006
Accounts receivable sold	$306,738	$270,474
Retained interest in receivables	(1,982)	(4,054)
Expense from sale	(1,389)	(1,190)
Servicing fee received	111	99

Net cash received from sale	$303,478	$265,329

E.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	June 30, 2007		July 1, 2006
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$36,648	($10,863)	$15,511	($7,401)
Licensing agreements			2,510	(2,223)
Customer relationships	10,950	(3,603)	5,927	(1,380)
Backlog	49	(49)	644	(615)

Total	$47,647	($14,515)	$24,592	($11,619)

The estimated amortization expense for intangible assets as of June 30, 2007 for each of the five succeeding fiscal years is as follows (in thousands):

2007	$4,732
2008	9,131
2009	7,244
2010	6,261
2011	4,426
Thereafter	1,338
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

		Indefinite-
		Lived
		Intangible
	Goodwill	Assets
Balance as of December 30, 2006	$152,837	$2,340
Acquisitions	1,517
Preliminary purchase price allocations	(5,000)
Other, net	476

Balance as of June 30, 2007	$149,830	$2,340

Balance as of December 31, 2005	$131,556	$0
Acquisitions	6,701	2,340
Final purchase price allocation of DecKorators	(5,925)
Other, net	256

Balance as of July 1, 2006	$132,588	$2,340

F.	EMPLOYEE STOCK NOTES RECEIVABLE

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

We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Janesville, WI; Medley, FL; and Ponce, PR wood preservation facilities. In addition, a reserve was established for our Thornton, CA property to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

Including amounts from our wholly owned captive insurance company, we have reserved approximately $4.1 million on June 30, 2007 and $1.7 million on July 1, 2006, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ, borates or ProWood® Micro. In March 2005, one facility began using CCA to treat certain marine products and panel goods for which the alternative preservatives are not suitable.

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

We have been requested by a customer to defend it from purported class action lawsuits. To date, none of these cases have been certified as class action. One such purported class action lawsuit pending in Illinois seeks unspecified damages from this customer, based on generalized claims under a purported theory of violation of individual state Consumer Protection Act statutes. The Illinois case was previously dismissed without prejudice. The claim was then restated and filed with no allegations of personal injury or property damage. The judge in the case denied class certification for this case in December 2005, and the appellate court denied the plaintiff’s appeal in June of 2007. As previously stated, our vendors believe and scientific studies support the fact that CCA treated lumber poses no unreasonable risks, and we intend to vigorously defend this position. While our customer has charged us for certain costs incurred in the defense of these claims and we have expensed them accordingly, we have not formally

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
accepted liability of these costs.

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

In addition, on June 30, 2007, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 30, 2007, we had outstanding purchase commitments on capital projects of approximately $3.9 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of June 30, 2007, we had approximately $27.9 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $15.4 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $2.5 million.

Under our sale of accounts receivable agreement, we guarantee that a subsidiary, as accounts servicer, will remit collections on receivables sold to the bank. (See Note D, “Sale of Accounts Receivable.”)

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On June 30, 2007, we had outstanding letters of credit totaling $41.2 million, primarily related to certain insurance contracts, industrial development revenue bonds and commercial trade, as further described below.

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

We are required to provide irrevocable commercial letters of credit in favor of certain import vendors to guarantee our payment upon their performance under certain import purchase orders. We currently have irrevocable commercial letters of credit outstanding totaling approximately $2.1 million related to pending import purchase orders.

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

Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $465,000. As a result, this amount is recorded in other long-term liabilities on June 30, 2007.

We did not enter into any new guarantee arrangements during the second quarter of 2007 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As of the beginning of fiscal year 2007, we had unrecognized tax benefits of $6.5 million including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the second quarter and six months ending June 30, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits, which are included in Income Taxes. Interest and penalties accrued as of June 30, 2007 are insignificant. Interest and penalties recorded during the quarter ended June 30, 2007 were not considered significant.

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western divisions into one reporting segment. Our Consumer Products Division, which was formed in 2006, is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first six months of 2007 and 2006 are presented below (in thousands).

	Six Months Ended 6/30/07			Six Months Ended 7/1/06
	Eastern			Eastern
	and			and
	Western	All		Western	All
	Divisions	Other	Total	Divisions	Other	Total
Net sales to outside customers	$1,253,147	$68,996	$1,322,143	$1,446,800	$45,656	$1,492,456
Intersegment net sales	0	15,169	15,169	0	11,045	11,045
Segment operating profit	35,573	5,812	41,385	72,613	6,814	79,427

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
OVERVIEW
Our results for the second quarter of 2007 were impacted by the following:
•	Our overall unit sales increased 1%, as sales out of existing facilities and operations we closed decreased by 9% this quarter and we experienced a 10% increase in unit sales as a result of acquisitions and new operations.

•	Lumber prices were 15% lower compared to the same period of 2006, impacting our overall selling prices (see “Impact of the Lumber Market on Our Operating Results” below) and sales dollars.

•	We faced challenging industry conditions in our site-built construction, manufactured housing and DIY/retail markets, which impacted our unit sales. We were able to partially mitigate the impact of these adverse conditions by the market share we believe we gained in each of our four markets, highlighted by acquisition and organic growth in sales to our “big box” retail and industrial customers.

•	Single-family housing starts fell approximately 24% in second quarter 2007 compared to 2006 as a result of an excess supply of homes and an increase in foreclosures associated with sub-prime lending practices.

•	We believe consumer spending for large repair/remodel projects has decreased due to a combination of an increase in home equity loans, concerns over home values due to housing market conditions, and a greater use of adjustable rate mortgages in recent years that are beginning to reset at higher rates resulting in higher monthly payments.

•	Production of HUD code manufactured homes and modular homes has continued to decline due, in part, to an excess supply of site-built homes in certain key regions and continued tight credit conditions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
•	Our gross profits decreased almost 16% compared to the same period of 2006 due to a combination of lower unit sales out of existing facilities and fixed manufacturing costs and greater pricing pressure in the site-built market.

•	Our cash flows from operating activities decreased $42.9 million in the first six months of 2007 compared to the same period of 2006 due to a 52% decrease in our year- to-date net earnings, a 5 day increase in our days supply of inventory, and the impact of our sale of receivables program (see “Liquidity and Capital Resources” below).

•	An increase in interest-bearing debt to $247.4 million from $171.1 million last year primarily due to business acquisitions.
Outlook
Our initial targets for 2007 were based, in part, on assumptions that haven’t materialized. Therefore, we are revising our targets to annual net sales of $2.375 billion to $2.425 billion and annual net earnings of $40.0 million to $42.0 million in 2007. This implies the following six-month targets for the remainder of 2007: net sales of $1.053 billion to $1.103 billion and net earnings of $19.3 million to $21.3 million. By comparison, net sales and net earnings (excluding certain non-recurring tax adjustments) were $1.172 billion and $23.5 million, respectively, for the last six months of 2006. The revised targets are based on the following assumptions:
•	Continued challenging conditions in the DIY/retail, site-built construction, and manufactured housing markets. Housing starts are expected to show little, if any, improvement for the remainder of 2007 and will not begin a recovery until mid to late 2008; DIY/retail sales will continue to be adversely impacted by the reluctance of homeowners to undertake large home improvement projects.

•	The Company will continue to achieve market share gains in the DIY/retail, industrial, and site-built markets;

•	Plant consolidation or closures will be temporary in nature, resulting in no asset impairment charges;

•	The lumber market will continue to be depressed for the balance of the year; and

•	The Company will incur incentive compensation expense as a percentage of operating profits consistent with historical experience.
(In addition, please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the six months ended June 30, 2007 and July 1, 2006:

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

	Random Lengths Composite
	Average $/MBF
	2007	2006
January	$292	$382
February	289	377
March	280	368
April	286	369
May	288	341
June	306	326

Second quarter average	$293	$345
Year-to-date average	$290	$361

Second quarter percentage change from 2006	(15.1%)
Year-to-date percentage change from 2006	(19.7%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2007	2006
January	$414	$496
February	405	503
March	396	514
April	397	510
May	390	488
June	410	444

Second quarter average	$399	$481
Year-to-date average	$402	$493

Second quarter percentage change from 2006	(17.0%)
Year-to-date percentage Change from 2006	(18.5%)

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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Shawnlee Construction, LLC (“Shawnlee”) 2007 Purchase price: $1.4 million 2006 Purchase price: $0.8 million	April 2, 2007 April 3, 2006	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased an additional 5% membership interest each in 2007 & 2006. We currently own an 85% membership interest.

Perfection Trusses, Inc. (“Perfection”)	March 5, 2007	Manufacture and distribute roof and floor trusses to the Eastern Florida market. The company is located in Vero Beach, FL.

Purchase price: $1.3 million 2006 sales: $3.9 million

Aljoma Lumber Company (“Aljoma”) Purchase price: $53.5 million 2006 sales: $225 million	February 12, 2007	Manufacture, treat and distribute various wood products, building materials and specialty hardwoods. The company is located in Medley, FL. They serve Florida, the Eastern United States and the Caribbean islands. Aljoma has one of the largest treating facilities in the country.

Banks Lumber (“Banks”) Purchase price: $46.7 million 2006 sales: $147.0 million	November 17, 2006	Manufactures roof trusses and cut-to-size structural lumber for manufactured housing and recreational vehicle (RV) manufacturers nationwide. The company currently has continuing operations in Elkhart, IN, Edwardsburg, MI, Morristown, TN, Auburndale, FL and Hillsboro, TX.

GeoMatrix, Inc. (“GeoMatrix”) Purchase price: $11.5 million 2005 sales: $19.0 million	August 18, 2006	A developer and distributor of plastic lattice products and other proprietary plastic products located in Troy, MI.

United Lumber & Reman, LLC (“United”) Purchase price: $4.9 million 2005 sales: $26.0 million	July 10, 2006	An industrial wood manufacturing plant located in Muscle Shoals, AL. Acquired a 50% membership interest.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Dura-Bilt Mfg. Co. (“Dura-Bilt”) Purchase price: $9.2 million 2005 sales: $16.0 million	June 5, 2006	Designs and manufactures roof and floor trusses for site-built construction. The company is located in Riverbank, CA.

Classic Truss Company, Inc. (“Classic”) Purchase price: $2.1 million 2005 sales: $6.0 million	January 9, 2006	Manufactures and distributes engineered wood components for site-built construction. The company is located in Fort Pierce, FL.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.8	85.4	86.7	85.6

Gross profit	13.2	14.6	13.3	14.4
Selling, general, and administrative expenses	9.1	8.6	10.1	9.1

Earnings from operations	4.1	6.0	3.2	5.3

Interest, net	0.6	0.4	0.6	0.4
Net gain on sale of real estate	(0.0)	(0.0)	(0.0)	(0.0)

	0.6	0.4	0.6	0.4

Earnings before income taxes and minority interest	3.5	5.6	2.6	4.9
Income taxes	1.3	2.2	0.9	1.9

Earnings before minority interest	2.2	3.4	1.7	3.0
Minority interest	(0.1)	(0.1)	(0.1)	(0.1)

Net earnings	2.2%	3.3%	1.6%	2.9%

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
GROSS SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, industrial, and manufactured housing markets. Our strategic sales objectives include:
•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users.

•	Expanding geographically in our core businesses.

•	Increasing sales of “value-added” products and framing services. Value-added product sales primarily consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Six Months Ended
	June 30,	%	July 1,	June 30,	%	July 1,
Market Classification	2007	Change	2006	2007	Change	2006
DIY/Retail	$360,881	1.7%	$354,838	$557,017	(2.5%)	$571,304
Site-Built Construction	161,969	(30.0)	231,298	300,811	(32.3)	444,430
Industrial	162,442	7.1	151,638	295,894	1.4	291,592
Manufactured Housing	105,223	3.5	101,659	193,501	(7.2)	208,463

Total Gross Sales	$790,515	(5.8)	$839,433	$1,347,223	(11.1)	$1,515,789
Sales allowances	(17,410)	38.3	(12,586)	(25,080)	7.5	(23,333)

Total Net Sales	$773,105	(6.5%)	$826,847	$1,322,143	(11.4%)	$1,492,456

Gross sales in the second quarter of 2007 decreased 6% compared to the second quarter of 2006. We estimate that our unit sales increased by 1% and overall selling prices decreased by an estimated 7% comparing the two periods. We estimate that our unit sales increased 10% as a result of acquisitions, while unit sales from existing and closed facilities decreased 9%. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”), since our pricing practices are designed to pass these costs along to our customers. (See “Impact of the Lumber Market on our Operating Results.”)
Gross sales in the first six months of 2007 decreased 11% compared to the first six months of 2006 resulting from an estimated decrease in units shipped of approximately 3%, while overall selling

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
prices decreased by 8%. We estimate that our unit sales increased 10% as a result of business acquisitions and new plants, while our unit sales out of existing facilities decreased by 13%.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market increased 2% in the second quarter of 2007 compared to 2006 primarily due to a 7% decline in selling prices due to the Lumber Market and a 9% increase in overall unit sales. Unit sales growth was the result of our acquisitions of GeoMatrix and Aljoma, while sales out of existing facilities were flat in spite of challenging market conditions. This was primarily the result of significant market share gains we realized with “big box” retail customers. Our sales to these customers increased 10% (units increased an estimated 13%) for the quarter while our sales to other retailers whose business is more closely correlated with housing starts was off 19%. Our increase in sales to “big box” customers was less than expected, however, which we believe was caused by a decline in consumer spending on large home improvement projects.
Gross sales to the DIY/retail market decreased 3% in the first six months of 2007 compared to 2006, as a result of a 5% increase in units shipped and an 8% decrease in overall selling prices. We estimate that our unit sales increased 9% as a result of acquisitions, while unit sales from existing and closed facilities decreased 4%.
Site-Built Construction:
Gross sales to the site-built construction market decreased 30% in the second quarter of 2007 compared to 2006 due to an 18% decrease in unit sales out of existing plants, a 4% decline due to our decision to exit the Las Vegas framing market, and an 8% decrease in our average selling prices. We continue to be negatively impacted by difficult housing market conditions, particularly in regional markets such as Southern California, Colorado and the Midwest. National single family housing starts were off a reported 24% from March through May of 2007.
Gross sales to the site-built construction market decreased 32% in the first six months of 2007 compared to 2006, due to an estimated 22% decrease in unit sales and an estimated 10% decrease in selling prices. Single-family housing starts have fallen approximately 28% in 2007 compared to 2006 as a result of an excess supply of homes and an increase in foreclosures associated with sub-prime lending practices.
Industrial:
Gross sales to the industrial market increased 7% in the second quarter of 2007 compared to the same period of 2006, due to a 3% decrease in selling prices, offset by a 10% increase in unit sales. Our unit sales growth was a result of continuing to add many new customers, which helped offset the

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
impact of a decline in our sales to certain customers that supply products to builders. Our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization continue to provide us with strong opportunities for continued growth in the market.
Gross sales to the industrial market increased 1% in the first six months of 2007 compared to the same period of 2006, due to an estimated 6% increase in units shipped offset by a 5% decline in selling prices. Unit sales increased for the reasons mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market increased 4% in the second quarter of 2007 compared to the same period of 2006, due to a 14% increase in unit sales offset by a 10% decrease in overall selling prices due to the Lumber Market. Our acquisition of Banks contributed unit sales growth of 35% for the quarter, while unit sales from existing facilities decreased 21%. Our decline in unit sales from existing facilities was a result of a decline in industry production. The industry most recently reported a decrease in HUD code production of approximately 19% in April and May. The modular market originally forecasted a flat year but the first quarter results reported the market was off 20% and we believe this trend continued into the second quarter.
Gross sales to the manufactured housing market decreased 7% in the first six months of 2007 compared to the same period of 2006. This decrease resulted from a 4% increase in unit sales offset by an 11% decrease in selling prices. We estimate that our unit sales increased 30% as a result of acquisitions, while unit sales from existing and closed facilities decreased 26%. The industry most recently reported a decrease in HUD code production of approximately 30%.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Value-Added	60.9%	61.5%	62.4%	62.6%
Commodity-Based	39.1%	38.5%	37.6%	37.4%

Note:	In the second quarter of 2007, we reviewed the classification of our product codes and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
Value-added sales decreased 8% in the second quarter of 2007 compared to 2006, primarily due to decreased sales of engineered wood components and framing services to the site-built construction market. Commodity-based sales decreased 2% comparing the second quarter of 2007 with the same period of 2006, primarily due to a decrease in unit sales of panelized lumber products and lower prices due to the Lumber Market for SYP.
Value-added sales decreased 13% in the first six months of 2007 compared to 2006, primarily due to decreased sales of engineered wood components and framing services to the site-built construction market. Commodity-based sales decreased approximately 8% during the first six months of 2007 due to a decrease in selling prices due to the Lumber Market.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 13.2% from 14.6% and gross profit dollars decreased 16% comparing the second quarter of 2007 with the same period of 2006. The decline in our profitability was primarily due to a combination of:
•	A change in sales mix whereby historically higher margin engineered wood components sold to site-built customers comprised a lower percentage of our sales this quarter.

•	Cost inefficiencies as a result of the impact of decreased unit sales out of existing facilities and fixed manufacturing costs.

•	Increased pricing pressure on sales to the site-built construction market due to the overall decline in market demand and excess capacity of suppliers.
Our gross profit percentage decreased to 13.3% from 14.4% and gross profit dollars decreased approximately 18% comparing the first six months of 2007 with the same period of 2006. Our decline in profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $400,000 ,or 1%, in the second quarter of 2007 compared to the same period of 2006 in spite of a 1% increase in unit sales. Existing facilities and operations we closed this year decreased SG&A expenses approximately $4.9 million, while business acquisitions added $4.5 million in SG&A expenses. The decreases in SG&A expenses at our existing facilities were primarily due to decreases in accrued sales incentive compensation and bonus expense, which is tied to operating profits and return on investment.
SG&A expenses decreased by 1% in the first six months of 2007 compared to the same period of 2006, primarily due to the same factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
INTEREST, NET
Net interest costs were higher in the second quarter of 2007 compared to the same period of 2006 due to an increase in borrowings on the revolving credit facility as a result of acquisitions.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 37.1% in the second quarter of 2007 from 38.6% in the same period of 2006. The decrease in the effective rate was primarily due to an increase in the Domestic Manufacturing Deduction allowed in 2007 and the current year benefit of a research and development tax credit.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
See Notes to Consolidated Condensed Financial Statements, Note I, “Accounting for Uncertainty in Income Taxes.”
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	June 30,	July 1,
	2007	2006
Cash from operating activities	$15,049	$57,936
Cash from investing activities	(71,655)	(27,802)
Cash from financing activities	48,195	(33,040)

Net change in cash and cash equivalents	(8,411)	(2,906)
Cash and cash equivalents, beginning of period	51,108	46,215

Cash and cash equivalents, end of period	$42,697	$43,309

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the July 1, 2006 balances in the accompanying un-audited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 39 days in the first six months of 2007 from 34 days in the first six months of 2006, due to a 5 day increase in our days of supply of inventory. Our days supply of inventory primarily increased because we planned for higher sales volumes in 2007 than has occurred due to market conditions.
Cash flow from operating activities decreased by $43 million in the first six months of 2007 compared with the same period of 2006, primarily due to the following:
•	A decline in net earnings of approximately $22 million.

•	The impact of our sale of receivables program in the first six months of 2007 compared to the prior period. Specifically, during the first quarter of 2006 we entered into a new sale of receivables program and had approximately $50 million of net receivables sold and outstanding at the end of the second quarter of 2006. At the end of fiscal 2006, we had approximately $27 million sold and outstanding, which was increased to approximately $50 million of net receivables sold and outstanding at the end of the second quarter of 2007. Therefore, in the first six months of 2007 we generated approximately $23 million of positive cash flow from our sales of receivables program compared to $50 million of positive cash flow in the prior year period.

•	An increase in our days supply of inventory.
Cash used for investing activities increased by $44 million in the first six months of 2007 compared to the same period of 2006, which was primarily due to a $45 million increase in amounts spent for business acquisitions (see “Business Combinations”).
We currently plan to spend approximately $40 million on capital expenditures in 2007, which includes outstanding purchase commitments on existing capital projects totaling approximately $3.9

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — CONTINUED
million on June 30, 2007. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
Cash provided by financing activities increased by $81 million in the first six months of 2007 primarily due to the purchase of Aljoma and retire its mortgage obligation.
On June 30, 2007, we had $93 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $37 million on June 30, 2007. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on June 30, 2007.
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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 30, 2007 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the second quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
April 1, 2007 – May 5, 2007(1)	18,429	$48.69	18,429	1,479,810
May 6, 2007 – June 2, 2007	25,300	$46.84	25,300	1,454,510
June 3, 2007 – June 30, 2007	15,500	$46.50	15,500	1,439,010

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of June 30, 2007, cumulative total authorized shares available for repurchase is 1.4 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(1)	The following matters were voted upon at our Annual Meeting of Shareholders on April 18, 2007:

(a) Ratification of the appointment of Ernst & Young LLP as independent public accountants for fiscal 2007:

For	Withheld	Abstain
9,156,303	5,901,682	5,871
(b) Election of the following Director for a two year term expiring in 2009:

	For	Withheld
Louis A. Smith	10,369,145	4,694,711
Election of the following Directors for three year terms expiring in 2010:

William G. Currie	14,690,121	373,735
John M. Engler	14,885,845	178,011
Michael B. Glenn	14,722,833	341,023
Other Directors whose terms of office continued after the meeting are as follows:
Dan M. Dutton
John W. Garside
Gary F. Goode
Mark A. Murray
Peter F. Secchia
(c) Amendment to the Director Retainer Stock Plan.

For	Withheld	Abstain
12,944,931	299,689	10,159
(2) Clarification of Proxy Disclosure.

In its Proxy Statement, dated March 21, 2007, for its 2007 Annual Meeting of Shareholders held on April 18, 2007, the Company incorrectly included a statement that the Company had entered into a severance agreement with its Executive Chairman of the Board of Directors, William G. Currie. In fact, the Company has yet to enter into any such agreement. Rather, the date of the agreement referenced in the Proxy Statement was the date the Compensation Committee met and authorized the general economic terms of a severance package for Mr. Currie. Amounts disclosed in the Proxy Statement which showed potential value transfer to Mr. Currie upon retirement, voluntary termination, termination for cause and termination without cause should all be listed as zero until and unless altered by a final agreement. The Company is still in the process of establishing various terms and conditions of such an agreement, including the conditions to be satisfied as a right to the referenced severance benefits.

Subject to and conditioned upon the establishment of the contractual terms and conditions, as well as the execution of, such a severance agreement, the Company will make all required disclosures of that agreement, including those required under Item 5.02 of Form 8-K.
Item 5. Other Information.
In the second quarter of 2007, the Audit Committee approved no non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: August 1, 2007	By:	/s/ Michael B. Glenn

Michael B. Glenn
Its: Chief Executive Officer

Date: August 1, 2007	By:	/s/ Michael R. Cole

Michael R. Cole
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.
(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certifications.
(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.