Form 10-Q
period 2007-09-29
UNIVERSAL FOREST PRODUCTS INC
filed 2007-10-25
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 29, 2007

Common stock, no par value	19,009,416

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 29, 2007, December 30, 2006, and September 30, 2006.	3

	Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 29, 2007 and September 30, 2006.	4

	Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 29, 2007 and September 30, 2006.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 29, 2007 and September 30, 2006.	6-7

	Notes to Consolidated Condensed Financial Statements.	8-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	33

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings - NONE.

Item 1A.	Risk Factors - NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities - NONE.

Item 4.	Submission of Matters to a Vote of Security Holders - NONE.

Item 5.	Other Information.	34

Item 6.	Exhibits.	35

Exhibit 31.A
Exhibit 31.B
Exhibit 32.A
Exhibit 32.B

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 29,	December 30,	September 30,
	2007	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,747	$51,108	$46,184
Accounts receivable, net	191,023	148,242	227,428
Inventories:
Raw materials	122,431	128,621	121,324
Finished goods	106,368	116,497	111,560

	228,799	245,118	232,884
Assets held for sale	25,411
Other current assets	31,669	30,667	24,752

TOTAL CURRENT ASSETS	523,649	475,135	531,248

OTHER ASSETS	7,744	7,404	7,762
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	152,041	155,177	146,602
OTHER INTANGIBLE ASSETS, net	28,133	25,390	11,947
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	524,118	466,021	443,751
Accumulated depreciation and amortization	(240,939)	(215,686)	(211,323)

PROPERTY, PLANT AND EQUIPMENT, NET	283,179	250,335	232,428

TOTAL ASSETS	$994,746	$913,441	$929,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$105,938	$94,441	$109,581
Accrued liabilities:
Compensation and benefits	52,961	71,990	73,551
Other	33,036	25,111	32,809
Current portion of long-term debt and capital lease obligations	1,086	680	697

TOTAL CURRENT LIABILITIES	193,021	192,222	216,638

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	197,435	169,417	171,009
DEFERRED INCOME TAXES	27,010	12,697	13,089
MINORITY INTEREST	10,343	10,819	11,922
OTHER LIABILITIES	15,815	13,544	10,926

TOTAL LIABILITIES	443,624	398,699	423,584

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,009,416, 18,858,892 and 18,851,040	$19,009	$18,859	$18,851
Additional paid-in capital	122,560	113,754	113,157
Retained earnings	406,761	380,931	372,728
Accumulated other comprehensive earnings	4,407	2,451	2,920

	552,737	515,995	507,656
Employee stock notes receivable	(1,615)	(1,253)	(1,253)

TOTAL SHAREHOLDERS’ EQUITY	551,122	514,742	506,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$994,746	$913,441	$929,987

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

NET SALES	$678,398	$672,873	$2,000,541	$2,165,329

COST OF GOODS SOLD	596,233	574,048	1,743,151	1,851,775

GROSS PROFIT	82,165	98,825	257,390	313,554

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	58,783	65,970	192,623	201,272

EARNINGS FROM OPERATIONS	23,382	32,855	64,767	112,282

OTHER EXPENSE (INCOME):
Interest expense	4,367	3,214	13,457	10,757
Interest income	(494)	(875)	(1,634)	(1,656)
Net (gain) loss on sale of real estate	9	—	(324)	(63)

	3,882	2,339	11,499	9,038

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	19,500	30,516	53,268	103,244

INCOME TAXES	7,383	11,322	19,633	38,963

EARNINGS BEFORE MINORITY INTEREST	12,117	19,194	33,635	64,281

MINORITY INTEREST	(778)	(1,489)	(1,610)	(3,396)

NET EARNINGS	$11,339	$17,705	$32,025	$60,885

EARNINGS PER SHARE — BASIC	$0.59	$0.94	$1.68	$3.24

EARNINGS PER SHARE — DILUTED	$0.59	$0.91	$1.65	$3.14

WEIGHTED AVERAGE SHARES OUTSTANDING	19,097	18,906	19,070	18,788

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,361	19,394	19,419	19,368
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Deferred		Accumulated	Employees
		Additional	Deferred	Compensation		Other	Stock
	Common	Paid-In	Stock	Rabbi	Retained	Comprehensive	Notes
	Stock	Capital	Compensation	Trust	Earnings	Earnings	Receivable	Total
Balance at December 31, 2005	$18,403	$97,372	$4,212	$(2,117)	$312,878	$2,408	$(1,304)	$431,852
Comprehensive earnings:
Net earnings					60,885
Foreign currency translation adjustment						512
Total comprehensive earnings								61,397
Cash dividends — $.055 per share					(1,035)			(1,035)
Reversal of deferred compensation upon adoption of SFAS 123(R)		2,095	(4,212)	2,117				—
Issuance of 341,921 shares under employee stock plans	342	5,459						5,801
Issuance of 3,338 shares under stock grant programs	3	188						191
Issuance of 101,278 shares under deferred compensation plans	101	(101)						—
Received 1,367 shares for the exercise of stock options	(1)	(89)						(90)
Tax benefits from non-qualified stock options exercised		4,357						4,357
Expense associated with share-based compensation arrangements		691						691
Accrued expense under deferred compensation plans		2,984						2,984
Issuance of 3,222 shares in exchange for employee stock notes receivable	3	201					(204)	—
Payments received on employee stock notes receivable							255	255

Balance at September 30, 2006	$18,851	$113,157	$—	$—	$372,728	$2,920	$(1,253)	$506,403

Balance at December 30, 2006	$18,859	$113,754	$—	$—	$380,931	$2,451	$(1,253)	$514,742
Comprehensive earnings:
Net earnings					32,025
Foreign currency translation adjustment						1,956
Total comprehensive earnings								33,981
Cash dividends — $.055 per share					(1,047)			(1,047)
Issuance of 210,495 shares under employee stock plans	211	3,475						3,686
Issuance of 3,490 shares under stock grant programs	3	157						160
Issuance of 67,373 shares under deferred compensation plans	67	(67)						—
Repurchase of 125,100 shares	(125)				(5,148)			(5,273)
Received 15,866 shares for the exercise of stock options	(16)	(766)						(782)
Tax benefits from non-qualified stock options exercised		1,537						1,537
Expense associated with share-based compensation arrangements		391						391
Accrued expense under deferred compensation plans		3,587						3,587
Issuance of 10,132 shares in exchange for employee stock notes receivable	10	492					(502)	—
Payments received on employee stock notes receivable							140	140

Balance at September 29, 2007	$19,009	$122,560	$—	$—	$406,761	$4,407	$(1,615)	$551,122

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32,025	$60,885
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	29,105	25,558
Amortization of intangibles	6,402	3,953
Expense associated with share-based compensation arrangements	391	691
Expense associated with stock grant plans	160	191
Deferred income taxes	(255)	(871)
Minority interest	1,610	3,396
Gain on sale of interest in subsidiary	(140)
Net gain on sale or impairment of property, plant and equipment	32	206
Changes in:
Accounts receivable	(30,298)	(37,947)
Inventories	34,736	23,693
Accounts payable	12,874	771
Accrued liabilities and other	(5,483)	11,326
Excess tax benefits from share-based compensation arrangements	(745)	(3,959)

NET CASH FROM OPERATING ACTIVITIES	80,414	87,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,909)	(27,600)
Acquisitions, net of cash received	(57,087)	(27,137)
Proceeds from sale of interest in subsidiary	400
Proceeds from sale of property, plant and equipment	3,551	506
Collections of notes receivable	151	1,612
Advances on notes receivable	(122)	(2,473)
Other, net	(6)	44

NET CASH FROM INVESTING ACTIVITIES	(80,022)	(55,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	27,204	(38,725)
Repayment of long-term debt	(28,200)	(1,201)
Proceeds from issuance of common stock	3,321	5,711
Distributions to minority shareholders	(1,225)	(1,569)
Dividends paid to shareholders	(1,047)	(1,035)
Repurchase of common stock	(5,273)
Excess tax benefits from share-based compensation arrangements	745	3,959
Other, net	(278)	(16)

NET CASH FROM FINANCING ACTIVITIES	(4,753)	(32,876)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,361)	(31)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,108	46,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,747	$46,184

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$11,357	$9,309
Income taxes	9,875	44,448

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS —
(CONTINUED)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
NON-CASH OPERATING ACTIVITIES:
Accounts receivable exchanged for note receivable		$431
Deferred purchase price of acquisition exchanged for current payable		53
Deferred purchase price of acquisition exchanged for long-term liability		721

NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment exchanged for debt		$1,379
Stock acquired through employees’ stock notes receivable	$502	204

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$3,588	$2,984
Stock received for the exercise of stock options, net	418
See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION

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

Earnings on construction contracts are reflected in operations using either percentage-of-completion accounting, which includes the cost to cost and units of delivery methods, or completed contract accounting, depending on the nature of the business at individual operations. Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Under the completed contract method, revenues and related earnings are recorded when the contracted work is complete and losses are charged to operations in their entirety when such losses becomes apparent.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table presents the balances of percentage-of-completion accounts which are included in other current assets and accrued liabilities: other, respectively (in thousands):

	September 29,	September 30,
	2007	2006

Cost and Earnings in Excess of Billings	$8,114	$6,203
Billings in Excess of Cost and Earnings	6,910	5,733
C.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 09/29/07			Three Months Ended 09/30/06
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$11,339			$17,705

EPS — Basic
Income available to common stockholders	11,339	19,097	$0.59	17,705	18,906	$0.94

Effect of dilutive securities
Options		264			488

EPS — Diluted
Income available to common stockholders and assumed options exercised	$11,339	19,361	$0.59	$17,705	19,394	$0.91

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Nine Months Ended 09/29/07			Nine Months Ended 09/30/06
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$32,025			$60,885

EPS — Basic
Income available to common stockholders	32,025	19,070	$1.68	60,885	18,788	$3.24

Effect of dilutive securities
Options		349			580

EPS — Diluted
Income available to common stockholders and assumed options exercised	$32,025	19,419	$1.65	$60,885	19,368	$3.14

No outstanding options were excluded from the computation of diluted EPS for the quarters and nine months ended September 29, 2007 or September 30, 2006.
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
On September 29, 2007 $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. On September 30, 2006, no receivables were sold and outstanding. A summary of the transactions we completed for the first nine months of 2007 and 2006 are presented below (in thousands).

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Nine Months Ended	Nine Months Ended
	September 29, 2007	September 30, 2006

Accounts receivable sold	$495,247	$342,898
Retained interest in receivables	(1,982)
Expense from sale	(2,182)	(1,519)
Servicing fee received	174	124

Net cash received from sale	$491,257	$341,503

E.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	September 29, 2007		September 30, 2006
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization

Non-compete agreements	$26,505	($10,718)	$16,177	($8,640)
Licensing agreements			2,510	(2,295)
Customer relationships	14,883	(5,006)	5,988	(1,831)
Patents	2,980	(511)
Backlog			694	(656)

Total	$44,368	($16,235)	$25,369	($13,422)

The estimated amortization expense for intangible assets as of September 29, 2007 for each of the five succeeding fiscal years is as follows (in thousands):

2007 remaining	$2,526
2008	8,646
2009	6,718
2010	5,696
2011	3,611
Thereafter	936

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the nine months ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

		Indefinite-
		Lived
		Intangible
	Goodwill	Assets
Balance as of December 30, 2006	$152,837	$2,340
Acquisitions	1,408
Final or Preliminary purchase price allocations	(5,422)
Other, net	878

Balance as of September 29, 2007	$149,701	$2,340

Balance as of December 31, 2005	$131,556	$0
Acquisitions	18,863	2,340
Final purchase price allocation of DecKorators	(5,925)
Other, net	(232)

Balance as of September 30, 2006	$144,262	$2,340

F.	EMPLOYEE STOCK NOTES RECEIVABLE

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

We are self-insured for environmental impairment liability through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our affiliates’ facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Janesville, WI; Medley, FL; and Ponce, PR wood preservation facilities. In addition, a reserve was established for our affiliate’s facility in Thornton, CA to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Including amounts from our wholly owned captive insurance company, we have reserved approximately $4.0 million on September 29, 2007 and $1.7 million on September 30, 2006, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.
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
In addition, on September 29, 2007, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On September 29, 2007, we had outstanding purchase commitments on capital projects of approximately $3.6 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of September 29, 2007, we had approximately $32.2 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $6.4 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
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
On September 29, 2007, we had outstanding letters of credit totaling $36.8 million, primarily related to certain insurance contracts, industrial development revenue bonds and commercial trade, as further described below.
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
We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $16.1 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
We are required to provide irrevocable commercial letters of credit in favor of certain import vendors to guarantee our payment upon their performance under certain import purchase orders. We currently have irrevocable commercial letters of credit outstanding totaling approximately $0.1 million related to pending import purchase orders.
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
Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount is recorded in other long-term liabilities on September 29, 2007.
We did not enter into any new guarantee arrangements during the third quarter of 2007 which would require us to recognize a liability on our balance sheet.
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

As of the beginning of fiscal year 2007, we had unrecognized tax benefits of $6.5 million including accrued interest and penalties. During the third quarter and nine months ending September 29, 2007, we had additional unrecognized tax benefits of $0.9 million. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
We recognize interest and penalties related to unrecognized tax benefits, which are included in Income Taxes. Interest and penalties accrued as of September 29, 2007 are insignificant. Interest and penalties recorded during the quarter ended September 29, 2007 were not considered significant.
We are subject to periodic audits by domestic and foreign tax authorities. Currently, we are undergoing routine periodic audits in domestic jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.1 million to $3.6 million.
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

Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division, which was formed in 2006, is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first nine months of 2007 and 2006 are presented below (in thousands).

	Nine Months Ended 09/29/07			Nine Months Ended 09/30/06
	Eastern and			Eastern and
	Western	All		Western	All
	Divisions	Other	Total	Divisions	Other	Total
Net sales to Outside customers	$1,905,482	$95,059	$2,000,541	$2,098,667	$66,662	$2,165,329
Intersegment Net sales	0	21,308	21,308	0	16,254	16,254
Segment Operating profit	56,692	8,075	64,767	103,991	8,291	112,282

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
K.	ASSETS HELD FOR SALE

We acquired vacant land as part of the acquisition of Aljoma Lumber Company. When we acquired Banks Lumber, we closed one of their operations and consolidated it with one of our existing operations. A letter of intent has been signed for both properties and we expect to complete each sale within the next twelve months. Based on preliminary estimates of fair market value, we expect the net selling prices to be approximately $24.0 million and $1.4 million, respectively, and to receive payment in cash.

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
OVERVIEW
Our results for the third quarter of 2007 were impacted by the following:
•
Our overall unit sales increased 4%, as sales out of existing facilities and operations we closed decreased by 6% this quarter and we experienced a 10% increase in unit sales as a result of acquisitions and new operations.

•	Lumber prices were 4% lower compared to the same period of 2006, impacting our overall selling prices (see “Impact of the Lumber Market on Our Operating Results” below) and sales dollars.

•
We saw double-digit sales increases in our manufactured housing, DIY/retail and industrial markets as we gained market share in all of these markets primarily due to recent acquisitions. These sales increases were offset by the steep decline in sales to our site-built customers.

•
Single-family housing starts fell approximately 28% comparing July through September 2007 to the same period of 2006 as a result of an excess supply of homes, tighter credit conditions, and an increase in foreclosures associated with sub-prime lending practices.

•
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

•
Our gross profits decreased almost 17% compared to the same period of 2006 due to a combination of lower unit sales out of existing facilities and fixed manufacturing costs and intense pricing pressure in the site-built market.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
•	In spite of difficult market conditions, we generated over $80 million in operating cash flow in the first nine months of 2007 which was used to fund acquisitions and capital expenditures.
Outlook
With the continued impact of the weak housing market on many sectors of the economy and our prediction that recovery in housing market conditions won’t begin until 2009, and based on current economic conditions, we are revising our annual net sales target to a range of $2.48 billion to $2.52 billion and our net earnings target to a range of $32.0 million to $35.0 million in 2007. This implies the following targets for the fourth quarter of 2007: net sales of $480.0 million to $520.0 million and net earnings of break-even to $3.0 million. By comparison, net sales and net earnings for the fourth quarter of 2006 were $499.2 million and $9.2 million, respectively. Excluding certain nonrecurring tax adjustments1, net earnings were approximately $5.8 million in the fourth quarter of 2006.
1In the fourth quarter of 2006, we recognized a $4.5 million estimated benefit from federal research & development tax credits for 2001 — 2006, partially offset by a $1.1 million expense to establish a valuation allowance against net operating loss carry forward from our Canadian subsidiary. Net of these two nonrecurring tax adjustments, we would have recorded net earnings of $5.8 million.
These targets are based on the following assumptions:
•	Continued challenging conditions in site-built construction;

•	Manufactured housing production remains stable for the remainder of the year;

•	We continue to achieve market share gains in DIY/retail, industrial, and site-built;

•	Weak consumer spending continues to challenge the DIY/retail market;

•	No events occur that result in asset impairment charges; and

•	The lumber market continues at present levels for the balance of the year.
(In addition, please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the nine months ended September 29, 2007 and September 30, 2006:

	Random Lengths Composite
	Average $/MBF
	2007		2006

January	$292		$382
February	289		377
March	280		368
April	286		369
May	288		341
June	306		326
July	299		309
August	290		296
September	276		292

Third quarter average	$288		$299
Year-to-date average	$290		$340

Third quarter percentage change from 2006	(3.7.	%)
Year-to-date percentage change from 2006	(14.7%)

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2007	2006

January	$414	$496
February	405	503
March	396	514
April	397	510
May	390	488
June	410	444
July	412	409
August	374	394
September	347	387

Third quarter average	$378	$397
Year-to-date average	$394	$461

Third quarter percentage change from 2006	(4.8%)
Year-to-date percentage Change from 2006	(14.5%)

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
BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2007 and fiscal 2006, which were accounted for using the purchase method.

Company Name	Acquisition Date	Business Description
Deck Images Purchase price: $0.9 million 2006 sales: $1.9 million	July 10, 2007	Manufacture and distribute aluminum railing systems. Located in Hastings, MN.
Shawnlee Construction, LLC (“Shawnlee”) 2007 Purchase price: $1.4 million 2006 Purchase price: $0.8 million	April 2, 2007 April 3, 2006	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased an additional 5% membership interest each in 2007 & 2006. We currently own an 85% membership interest.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Company Name	Acquisition Date	Business Description
Perfection Trusses, Inc. (“Perfection”) Purchase price: $1.3 million 2006 sales: $3.9 million	March 5, 2007	Manufacture and distribute roof and floor trusses to the Eastern Florida market. The company is located in Vero Beach, FL.
Aljoma Lumber Company (“Aljoma”) Purchase price: $53.5 million 2006 sales: $225 million	February 12, 2007	Manufacture, treat and distribute various wood products, building materials and specialty hardwoods. The company is located in Medley, FL. They serve Florida, the Eastern United States and the Caribbean islands. Aljoma has one of the largest treating facilities in the country.
Banks Lumber (“Banks”) Purchase price: $46.7 million 2006 sales: $147.0 million	November 17, 2006	Manufactures roof trusses and cut-to-size structural lumber for manufactured housing and recreational vehicle (RV) manufacturers nationwide. The company currently has continuing operations in Elkhart, IN, Edwardsburg, MI, Morristown, TN, Auburndale, FL and Hillsboro, TX.
GeoMatrix, Inc. (“GeoMatrix”) Purchase price: $11.5 million 2005 sales: $19.0 million	August 18, 2006	A developer and distributor of plastic lattice products and other proprietary plastic products located in Troy, MI.
United Lumber & Reman, LLC (“United”) Purchase price: $4.9 million 2005 sales: $26.0 million	July 10, 2006	An industrial wood manufacturing plant located in Muscle Shoals, AL. Acquired a 50% membership interest.
Dura-Bilt Mfg. Co. (“Dura-Bilt”) Purchase price: $9.2 million 2005 sales: $16.0 million	June 5, 2006	Designs and manufactures roof and floor trusses for site-built construction. The company is located in Riverbank, CA.
Classic Truss Company, Inc. (“Classic”) Purchase price: $2.1 million 2005 sales: $6.0 million	January 9, 2006	Manufactures and distributes engineered wood components for site-built construction. The company is located in Fort Pierce, FL.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.9	85.3	87.1	85.5

Gross profit	12.1	14.7	12.9	14.5
Selling, general, and administrative expenses	8.7	9.8	9.6	9.3

Earnings from operations	3.4	4.9	3.3	5.2

Interest, net	0.5	0.4	0.6	0.4
Net gain on sale of real estate	(0.0)	0.0	(0.0)	0.0

	0.5	0.4	0.6	0.4

Earnings before income taxes and minority interest	2.9	4.5	2.7	4.8
Income taxes	1.1	1.7	1.0	1.8

Earnings before minority interest	1.8	2.8	1.7	3.0
Minority interest	(0.1)	(0.2)	(0.1)	(0.2)

Net earnings	1.7%	2.6%	1.6%	2.8%

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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 29,	%	Sept. 30,	Sept. 29,	%	Sept. 30,
Market Classification	2007	Change	2006	2007	Change	2006

DIY/Retail	$268,023	11.2%	$241,034	$825,041	1.6%	$812,338
Site-Built Construction	158,940	(24.0)	209,015	459,751	(29.6)	653,445
Industrial	156,549	10.2	142,009	452,442	4.3	433,601
Manufactured Housing	109,656	18.2	92,778	303,157	0.6	301,241

Total Gross Sales	$693,168	1.2	$684,836	$2,040,391	(7.3)	$2,200,625
Sales allowances	(14,770)	23.5	(11,963)	(39,850)	12.9	(35,296)

Total Net Sales	$678,398	0.8%	$672,873	$2,000,541	(7.6%)	$2,165,329

Gross sales in the third quarter of 2007 increased 1% compared to the third quarter of 2006. We estimate that our unit sales increased by 4% and overall selling prices decreased by an estimated 3% comparing the two periods. We estimate that our unit sales increased 10% as a result of acquisitions, while unit sales from existing and closed facilities decreased 6%. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”) and were negatively impacted by pricing pressure in the site-built market.
Gross sales in the first nine months of 2007 decreased 7% compared to the first nine months of 2006 resulting from an estimated decrease in units shipped of approximately 1%, while overall selling prices decreased by 6%. We estimate that our unit sales increased 9% as a result of business acquisitions and new plants, while our unit sales out of existing and closed facilities decreased by 10%.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market increased 11% in the third quarter of 2007 compared to 2006 primarily due to a 10% increase in overall unit sales. Unit sales growth was the result of our acquisition of Aljoma, while sales out of existing facilities and closed operations were relatively flat in spite of challenging market conditions. This was primarily the result of significant market share gains we realized with “big box” retail customers. Our sales to these customers increased 19% (8% due to acquisitions and 11% due to existing facilities) for the quarter while our sales to other retailers whose business is more closely correlated with housing starts was off 6%. Our increase in sales to “big box” customers was less than expected, however, which we believe was caused by a decline in consumer spending on large home improvement projects.
Gross sales to the DIY/retail market increased 2% in the first nine months of 2007 compared to 2006, as a result of a 6% increase in units shipped and a 4% decrease in overall selling prices. We estimate that our unit sales increased 9% as a result of acquisitions, while unit sales from existing and closed facilities decreased 3%. As discussed above, we achieved market share gains with “big box” retail customers. Our sales to these customers increased 11% for the first nine month of 2007 while our sales to other retailers whose business is more closely correlated with housing starts were off 20%.
Site-Built Construction:
Gross sales to the site-built construction market decreased 24% in the third quarter of 2007 compared to 2006 due to an 8% decrease in unit sales out of existing plants, a 4% decline due to our decision to exit the Las Vegas framing market, and a 12% decrease in our average selling prices primarily due to intense pricing pressure with other suppliers. We continue to be negatively impacted by difficult housing market conditions, particularly in regional markets such as Southern California, Colorado and Florida. National single family housing starts were off a reported 28% from July through September of 2007.
Gross sales to the site-built construction market decreased 30% in the first nine months of 2007 compared to 2006, due to an estimated 16% decrease in unit sales out of existing plants, a 4% decline due to our decision to exit the Las Vegas framing market, and an estimated 11% decrease in selling prices primarily due to intense pricing pressure. Single-family housing starts have fallen approximately 28% in 2007 compared to 2006 as a result of an excess supply of homes, tighter credit conditions, and an increase in foreclosures associated with sub-prime lending practices.
Industrial:
Gross sales to the industrial market increased 10% in the third quarter of 2007 compared to the same period of 2006, due to an 8% increase in unit sales and a 2% increase in selling prices. Acquisitions and our continued focus on adding new customers, including concrete forming, helped us mitigate the effect of a decline in sales to certain of our customers that supply the housing market.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Gross sales to the industrial market increased 4% in the first nine months of 2007 compared to the same period of 2006, due to an estimated 7% increase in units shipped offset by a 3% decline in selling prices. Unit sales increased for the reasons mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market increased 18% in the third quarter of 2007 compared to the same period of 2006, due to a 20% increase in unit sales offset by a 2% decrease in overall selling prices due to the Lumber Market. Our acquisition of Banks contributed unit sales growth of 29% for the quarter, while unit sales from existing facilities decreased 9%. Our decline in unit sales from existing facilities was a result of a decline in industry production. The industry most recently reported a decrease in HUD code production of approximately 8% in July and August. The modular market originally forecasted a flat year, but the second quarter results reported a decline in production of 18% and we believe this trend continued into the third quarter.
Gross sales to the manufactured housing market increased 1% in the first nine months of 2007 compared to the same period of 2006. This increase resulted from a 9% increase in unit sales offset by an 8% decrease in selling prices. We estimate that our unit sales increased 23% as a result of acquisitions, while unit sales from existing and closed facilities decreased 14% due to the continued decline in industry production.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006

Value-Added	59.4%	62.3%	60.7%	62.5%
Commodity-Based	40.6%	37.7%	39.3%	37.5%

Note:	In the third quarter of 2007, we reviewed the classification of our product codes and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Value-added sales decreased 3.5% in the third quarter of 2007 compared to 2006, primarily due to decreased sales of engineered wood components to the site-built construction market. Commodity-based sales increased 9% comparing the third quarter of 2007 with the same period of 2006, primarily due to an increase in unit sales of treated lumber and panelized lumber products resulting from market share gains with “big box” retail customers and our acquisition of Aljoma.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Value-added sales decreased 10% in the first nine months of 2007 compared to 2006, primarily due to decreased sales of engineered wood components and lumber packages to the site-built construction market, offset partially by increased sales of fencing, decking, lattice and other specialty products sold to the DIY/retail market. Commodity-based sales decreased approximately 3% during the first nine months of 2007 primarily due to a decrease in selling prices due to the Lumber Market.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 12.1% from 14.7% and gross profit dollars decreased almost 17% comparing the third quarter of 2007 with the same period of 2006. The decline in our profitability was primarily due to a combination of:
•	A change in sales mix whereby historically higher margin engineered wood components sold to site-built customers comprised a lower percentage of our sales this quarter.

•	Cost inefficiencies as a result of the impact of decreased unit sales out of existing facilities and fixed manufacturing costs.

•	Sales incentives offered to customers to gain market share.

•	Increased pricing pressure on sales to the site-built construction market due to the overall decline in market demand and excess capacity of suppliers.
Our gross profit percentage decreased to 12.9% from 14.5%, and gross profit dollars decreased approximately 18% comparing the first nine months of 2007 with the same period of 2006. Our decline in profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $7 million, or 11%, in the third quarter of 2007 compared to the same period of 2006 in spite of a 4% increase in unit sales. Existing facilities and operations we closed this year decreased SG&A expenses approximately $10.7 million, while business acquisitions added $3.7 million in SG&A expenses. The decreases in SG&A expenses at our existing facilities were primarily due to decreases in accrued bonus expense, which is tied to operating profits and return on investment, a decline in wages due to a reduction in headcount, and a decrease in amortization expense related to intangible assets.
SG&A expenses decreased by 4% in the first nine months of 2007 compared to the same period of 2006, primarily due to a reduction in accrued bonus expense, offset by SG&A expenses of acquired operations.
INTEREST, NET
Net interest costs were higher in the third quarter and first nine months of 2007 compared to the same period of 2006 due to an increase in borrowings on the revolving credit facility as a result of acquisitions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 37.9% in the third quarter of 2007 from 37.1% in the same period of 2006. The increase in the effective rate was primarily due to an adjustment in September of 2006 to lower our estimated tax provision for the year.
Our effective tax rate decreased to 36.9% in the first nine months of 2007 from 37.7% in the same period of 2006 primarily due to an increase in the U.S. manufacturing deduction allowed, a research and development tax credit and a permanent tax difference resulting from one of our joint ventures, offset by a valuation allowance provided on a deferred tax asset of one of our foreign subsidiaries.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
See Notes to Consolidated Condensed Financial Statements, Note I, “Accounting for Uncertainty in Income Taxes.”
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Sept. 29,	Sept. 30,
	2007	2006

Cash from operating activities	$80,414	$87,893
Cash from investing activities	(80,022)	(55,048)
Cash from financing activities	(4,753)	(32,876)

Net change in cash and cash equivalents	(4,361)	(31)
Cash and cash equivalents, beginning of period	51,108	46,215

Cash and cash equivalents, end of period	$46,747	$46,184

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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 30, 2006 balances in the accompanying un-audited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 43 days in the first nine months of 2007 from 38 days in the first nine months of 2006, due to a 4 day increase in our days supply of inventory and a 1 day increase in our days of sales outstanding. Our days supply of inventory primarily increased because we planned for higher sales volumes in the first and second quarter 2007 than has occurred due to market conditions, but we significantly improved our days supply of inventory in the third quarter.
Our cash flow from operating activities was approximately $80 million in the first nine months of 2007 in spite of difficult market conditions due, in part, to a $25 million increase in our sale of receivables program. We used our cash flow from operations to fund capital expenditures and business acquisitions in the first nine months of 2007.
Cash used for investing activities increased by $25 million in the first nine months of 2007 compared to the same period of 2006, which was primarily due to a $30 million increase in amounts spent for business acquisitions (see “Business Combinations”).
We currently plan to spend approximately $40 million on capital expenditures in 2007, which includes outstanding purchase commitments on existing capital projects totaling approximately $4 million on September 29, 2007. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
Cash used in financing activities was almost $5 million in the first nine months of 2007 primarily due to purchases we made of our common stock. We have authorization from our Board of Directors to purchase up to 1.4 million additional shares.
On September 29, 2007, we had $47 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $34 million on September 29, 2007. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on September 29, 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 29, 2007 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the third quarter ended September 29, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

July 1, 2007 — August 4, 2007(1)	35,000	$41.45	35,000	1,404,010
August 5, 2007 — September 1, 2007	45,000	$38.13	45,000	1,359,010
September 2, 2007 — September 29, 2007				1,359,910

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of September 29, 2007, cumulative total authorized shares available for repurchase is 1.4 million shares.

Item 5. Other Information.
In the third quarter of 2007, the Audit Committee approved no non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 25, 2007	By:	/s/ Michael B. Glenn

Michael B. Glenn
	Its:	Chief Executive Officer

Date: October 25, 2007	By:	/s/ Michael R. Cole

Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).