Form 10-K
period 2007-12-29
UNIVERSAL FOREST PRODUCTS INC
filed 2008-02-26
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 29, 2007.
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
          Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.
          Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.)
          Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 30, 2007 was $661,771,865 computed at the closing price of $42.26 on that date.
As of February 2, 2008, 18,922,136 shares of the registrant’s common stock, no par value, were outstanding.
Documents incorporated by reference:
(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 29, 2007 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
December 29, 2007

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
Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 29, 2007 (“2007 Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Selected portions of the 2007 Annual Report are filed as Exhibit 13 with this Form 10-K Report.
Financial Information About Segments.
Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. We have aggregated our Eastern and Western divisions into one reporting segment, consistent with SFAS 131. Our Consumer Products Division, which was formed in 2006, is included in “All Other.” Separate Financial information about industry segments is incorporated by reference from Note O of the Consolidated Financial Statements presented under Item 8 herein.
Narrative Description of Business.
We presently engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Each of these markets is discussed in the paragraphs which follow.
DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 26% of our total net sales for fiscal 2007, 22% for 2006, and 22% for 2005.

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
Site-Built Construction Market. We entered the site-built construction market through strategic business acquisitions. The residential housing customers comprising this market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and commercial construction. Generally, terms of sale and pricing are determined based on quotes for each order.
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
Our principal competitive advantages include our customer relationships, product knowledge, the strength of our engineering support services, the close proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. These factors have enabled us to accumulate significant market share in the products we supply.
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
On December 29, 2007 and December 30, 2006, we estimate that backlog orders associated with the site-built construction business approximated $101.6 million and $119.8 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the current fiscal year, however, it is possible that some orders could be canceled.
Environmental. Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.
Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”
Employees. On December 29, 2007, we had approximately 8,400 employees.
Financial Information About Geographic Areas.
The dominant portion of our operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note O of the Consolidated Financial Statements presented under Item 8 herein.

Available Information.
Our Internet address is www.ufpi.com. Through our Internet website under “Financial Information” in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under “Corporate Governance” in the Investor Relations section is our Code of Ethics for Senior Financial Officers.
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
Our ability to achieve sales and margin goals, particularly on sales to the site-built construction market, is impacted by housing starts. If housing starts decline significantly, our financial results could be negatively impacted. Single-family housing starts fell approximately 29% in 2007 compared to 2006.
We are witnessing consolidation by our customers in each of the markets we serve. These consolidations will result in a larger portion of our sales being made to some customers and may limit the customer base we are able to serve.

A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 26% of our total sales in 2007, 22% in 2006, and 22% in 2005.
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

New preservatives will be developed to treat our products. The manufacturers of preservatives continue to develop new preservatives. All of our wood preservation facilities utilize either Amine Copper Quaternary (“ACQ”), ProWood® Micro or borates. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, consumer acceptance may be impacted which would in turn affect our future operating results. In addition, new preservatives could increase our cost of treating products in the future.
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
Additional Item: Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2008. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
William G. Currie	60	Executive Chairman, Universal Forest Products, Inc.
Michael B. Glenn	56	President and Chief Executive Officer, Universal Forest Products, Inc.
C. Scott Greene	52	President, Universal Forest Products Eastern Division, Inc.
Patrick M. Webster	48	President, Universal Forest Products Western Division, Inc.
Robert D. Coleman	53	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad	47	Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole	41	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Ronald G. Klyn	50	Chief Information Officer, Universal Forest Products, Inc.
Joseph F. Granger	42	Executive Vice President of Sales and Marketing, Universal Forest Products, Inc.
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
Michael B. Glenn joined us in 1974. In June of 1989, Mr. Glenn was elected Senior Vice President of our Southwest Operations, and on December 1, 1997, became President of Universal Forest Products Western Division, Inc. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer. On July 1, 2006, Mr. Glenn became Chief Executive Officer.
C. Scott Greene joined us in 1991. In November of 1996 he became General Manager of Operations for our Florida Region, and in January of 1999 became Vice President of Marketing for Universal Forest Products, Inc. During early 2000, Mr. Greene became President of Universal Forest Products Eastern Division, Inc.
Patrick M. Webster joined us in 1985. He has held various sales, purchasing and management positions throughout his career with us. Mr. Webster became Vice President of the Far West Region in 1999, and on July 1, 2007, became President of Universal Forest Products Western Division, Inc.

Robert D. Coleman, joined us in 1979. Mr. Coleman was promoted to Senior Vice President of our Midwest Operations in September 1993. On December 1, 1997, Mr. Coleman became the Executive Vice President of Manufacturing of the Universal Forest Products Eastern Division, Inc. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing.
Matthew J. Missad joined us in 1985. Mr. Missad has served as General Counsel and Secretary since December 1, 1987, and Vice President Corporate Compliance since August 1989. In February 1996, Mr. Missad was promoted to Executive Vice President.
Michael R. Cole, CPA, CMA, joined us in 1993. In January of 1997, Mr. Cole was promoted to Director of Finance, and on January 1, 2000 was made Vice President of Finance and Treasurer. On July 19, 2000, Mr. Cole became Chief Financial Officer.
Ronald G. Klyn joined us in 1993 as Information Services Manager. In October of 1999, Mr. Klyn was promoted to Chief Information Officer.
Joseph F. Granger joined us in 1988.  In 1997 he became Vice President of the Atlantic Region, in 2002 he became Regional Vice President of the Southeast Region, and on January 1, 2007, he became Executive Vice President of Sales and Marketing.
PART II
The following information items in this Part II, which are contained in the 2007 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2007 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(a)	The information relating to market, holders and dividends is incorporated by reference from the 2007 Annual Report under the caption “Price Range of Common Stock and Dividends.”

There were no recent sales of unregistered securities.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 30 – November 3, 2007(1)	60,300	$31.24	60,300	1,298,710
November 4 – December 1, 2007	42,000	$30.39	42,000	1,256,710
December 2 – 29, 2007	12,000	$28.68	12,000	1,244,710

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of December 29, 2007, the cumulative total of authorized shares available for repurchase is 1.2 million shares.

Item 6. Selected Financial Data.
The information required by this Item is incorporated by reference from the 2007 Annual Report under the caption “Selected Financial Data.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference from the 2007 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On December 29, 2007, the estimated fair value of our long-term debt, including the current portion, was $207.6 million, which was $1.5 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)		$15,000			$118,500		$133,500
Average interest rate		5.63%			6.70%
Variable Rate ($US)	$945	$317	$271	$254	$54,884	$15,900	$72,571
Average interest rate(1)	5.71%

(1)	Average of rates at December 29, 2007.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is incorporated by reference from the 2007 Annual Report under the following captions:

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
“Consolidated Statements of Shareholders’ Equity”
“Consolidated Statements of Cash Flows”
“Notes to Consolidated Financial Statements”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(1)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 29, 2007 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2007 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2007 Annual Report in the caption “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls. During the fourth quarter ended December 29, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 29, 2007 for the 2008 Annual Meeting of Shareholders, as filed with the Commission (“2008 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.
Item 11. Executive Compensation.
Information relating to director and executive compensation is incorporated by reference from the 2008 Proxy Statement under the caption “Executive Compensation.” The “Compensation Committee Report” included in the 2008 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2008 Proxy Statement under the captions “Ownership of Common Stock” and “Securities Ownership of Management.”

Information relating to securities authorized for issuance under equity compensation plans as of December 29, 2007, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	796,477	$20.92	987,603
Equity compensation plans not approved by security holders	none
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2008 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”
Item 14. Principal Accounting Fees and Services.
Information relating to the types of services rendered by our Independent Auditors and the fees paid for these services is incorporated by reference from our 2008 Proxy Statement under the caption “Independent Public Accountants — Fees and Services.”
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2007 Annual Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
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

Dated: February 26, 2008	UNIVERSAL FOREST PRODUCTS, INC.
	By:	/s/ Michael B. Glenn
Michael B. Glenn, Chief Executive Officer

and

/s/ Michael R. Cole
Michael R. Cole, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2008, by the following persons on behalf of us and in the capacities indicated.
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

	*(a)(7)	Consulting and Non-Compete Agreement with William G. Currie, dated December 17, 2007.

E-1

Exhibit #	Description

	*(a)(8)	Employment, Consulting (and Non-Competition) Agreement with Robert K. Hill, dated June 15, 2007.

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

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 29, 2007.

E-2

Exhibit #	Description

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

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