Form 10-Q
period 2008-03-29
UNIVERSAL FOREST PRODUCTS INC
filed 2008-04-24
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 29, 2008
Common stock, no par value	18,940,741

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at March 29, 2008, December 29, 2007, and March 31, 2007	3

Consolidated Condensed Statements of Earnings for the Three Months Ended March 29, 2008 and March 31, 2007	4

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 29, 2008 and March 31, 2007	5

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 29, 2008 and March 31, 2007	6-7

Notes to Consolidated Condensed Financial Statements	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities — NONE

Item 4. Submission of Matters to a Vote of Security Holders — NONE

Item 5. Other Information	30

Item 6. Exhibits	31

Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 29,	December 29,	March 31,
	2008	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,584	$43,605	$44,024
Accounts receivable, net	161,896	142,562	195,617
Inventories:
Raw materials	135,767	120,805	152,645
Finished goods	124,525	115,063	133,108

	260,292	235,868	285,753
Assets held for sale	10,412	33,624	17,115
Prepaid income taxes	7,799	15,077	4,002
Other current assets	30,204	29,789	18,190

TOTAL CURRENT ASSETS	504,187	500,525	564,701

OTHER ASSETS	7,747	8,094	7,881
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	155,053	150,272	147,514
OTHER INTANGIBLE ASSETS, net	27,407	23,849	38,844
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	509,716	513,003	511,396
Accumulated depreciation and amortization	(242,668)	(238,743)	(223,906)

PROPERTY, PLANT AND EQUIPMENT, NET	267,048	274,260	287,490

TOTAL ASSETS	$961,442	$957,000	$1,046,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,198	$83,505	$119,006
Accrued liabilities:
Compensation and benefits	47,864	49,558	46,427
Other	29,412	28,717	26,035
Current portion of long-term debt and capital lease obligations	1,012	945	1,223

TOTAL CURRENT LIABILITIES	181,486	162,725	192,691

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	194,277	205,126	278,198
DEFERRED INCOME TAXES	24,469	24,536	24,202
MINORITY INTEREST	10,837	10,376	10,743
OTHER LIABILITIES	17,376	17,569	16,254

TOTAL LIABILITIES	428,445	420,332	522,088

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,940,741, 18,907,841 and 18,968,009	$18,941	$18,908	$18,968
Additional paid-in capital	124,457	123,368	119,311
Retained earnings	386,677	391,253	384,817
Accumulated other comprehensive earnings	4,460	4,704	2,395

	534,535	538,233	525,491
Employee stock notes receivable	(1,538)	(1,565)	(1,149)

TOTAL SHAREHOLDERS’ EQUITY	532,997	536,668	524,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$961,442	$957,000	$1,046,430

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 29,	March 31,
	2008	2007

NET SALES	$489,512	$549,038

COST OF GOODS SOLD	434,692	475,518

GROSS PROFIT	54,820	73,520

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	59,351	63,458

EARNINGS (LOSS) FROM OPERATIONS	(4,531)	10,062

INTEREST EXPENSE	3,594	4,324
INTEREST INCOME	(373)	(582)

	3,221	3,742

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(7,752)	6,320

INCOME TAXES	(3,350)	2,068

EARNINGS (LOSS) BEFORE MINORITY INTEREST	(4,402)	4,252

MINORITY INTEREST	(174)	(366)

NET EARNINGS (LOSS)	$(4,576)	$3,886

EARNINGS (LOSS) PER SHARE — BASIC	$(0.24)	$0.20

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.24)	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC EARNINGS (LOSS)	18,996	18,985

WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED EARNINGS (LOSS)	18,996	19,409
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Accumulated
				Other	Employees
		Additional Paid-	Retained	Comprehensive	Stock Notes
	Common Stock	In Capital	Earnings	Earnings	Receivable	Total
Balance at December 30, 2006	$18,859	$113,754	$380,931	$2,451	$(1,253)	$514,742
Comprehensive earnings:
Net earnings			3,886
Foreign currency translation adjustment				(56)
Total comprehensive earnings						3,830
Issuance of 84,477 shares under employee stock plans	84	1,650				1,734
Issuance of 2,622 shares under stock grant programs	3	119				122
Issuance of 23,755 shares under deferred compensation plans	24	(24)				—
Received 1,737 shares for the exercise of stock options	(2)	(83)				(85)
Tax benefits from non-qualified stock options exercised		484				484
Expense associated with share-based compensation arrangements		127				127
Accrued expense under deferred compensation plans		3,284				3,284
Payments received on employee stock notes receivable					104	104

Balance at March 31, 2007	$18,968	$119,311	$384,817	$2,395	$(1,149)	$524,342

Balance at December 29, 2007	$18,908	$123,368	$391,253	$4,704	$(1,565)	$536,668
Comprehensive earnings:
Net loss			(4,576)
Foreign currency translation adjustment				(244)
Total comprehensive loss						(4,820)
Issuance of 20,476 shares under employee stock plans	21	368				389
Issuance of 2,444 shares under stock grant programs	2	65				67
Issuance of 9,980 shares under deferred compensation plans	10	(10)				—
Tax benefits from non-qualified stock options exercised		43				43
Expense associated with share-based compensation arrangements		250				250
Accrued expense under deferred compensation plans		373				373
Payments received on employee stock notes receivable					27	27

Balance at March 29, 2008	$18,941	$124,457	$386,677	$4,460	$(1,538)	$532,997

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(4,576)	$3,886
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	9,601	9,146
Amortization of intangibles	2,280	2,367
Expense associated with share-based compensation arrangements	250	127
Expense associated with stock grant plans	67	122
Deferred income taxes	(85)	(50)
Minority interest	174	366
Net loss on sale or impairment of property, plant and equipment	262	23
Changes in:
Accounts receivable	(17,053)	(33,439)
Inventories	(21,954)	(23,321)
Accounts payable	18,600	24,891
Accrued liabilities and other	7,077	(11,249)
Excess tax benefits from share-based compensation arrangements	(26)	(437)

NET CASH FROM OPERATING ACTIVITIES	(5,383)	(27,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,612)	(8,638)
Acquisitions, net of cash received	(14,100)	(54,770)
Proceeds from sale of property, plant and equipment	26,660	267
Collections of notes receivable	332	109
Advances on notes receivable	(815)	—
Other, net	16	103

NET CASH FROM INVESTING ACTIVITIES	6,481	(62,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	(11,271)	106,488
Repayment of long-term debt	(104)	(24,525)
Proceeds from issuance of common stock	389	1,649
Distributions to minority shareholders	(146)	(371)
Excess tax benefits from share-based compensation arrangements	26	437
Other, net	(13)	(265)

NET CASH FROM FINANCING ACTIVITIES	(11,119)	83,413

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,021)	(7,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,605	51,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,584	$44,024

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$1,436	$1,779
Income taxes	(10,521)	(9,952)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
(CONTINUED)

	Three Months Ended
	March 29,	March 31,
	2008	2007
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$289	$1,283
See notes to unaudited consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 29, 2007.

Certain reclassifications have been made to the Financial Statements for 2007 to conform to the classifications used in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. We adopted this new accounting guidance at the beginning of the fiscal year ending December 27, 2008. The adoption has not had a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. We adopted this new accounting guidance at the beginning of the fiscal year ending December 27, 2008. The adoption has not had a material impact on our consolidated financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
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

The following table presents the balances of percentage-of-completion accounts which are included in other current assets and accrued liabilities: other, respectively (in thousands):

	March 29,	March 31,
	2008	2007

Cost and Earnings in Excess of Billings	$12,225	$3,490
Billings in Excess of Cost and Earnings	8,421	4,489
C.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 03/29/08			Three Months Ended 03/31/07
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$(4,576)			$3,886

EPS — Basic
Income available to common stockholders	(4,576)	18,996	$(0.24)	3,886	18,985	$0.20

Effect of dilutive securities
Options					424

EPS — Diluted
Income available to common stockholders and assumed options exercised	$(4,576)	18,996	$(0.24)	$3,886	19,409	$0.20

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Options to purchase shares and certain other shares of common stock were not included in the computation of diluted EPS because they were antidilutive given the net loss for the quarter ended March 29, 2008.

No outstanding options were excluded from the computation of diluted EPS for the quarter ended March 31, 2007.

D.	SALE OF ACCOUNTS RECEIVABLE

On March 8, 2006 we entered into an accounts receivable sale arrangement with a bank. Under the terms of this arrangement:
•	We sell specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.

•	We service the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.

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

On March 29, 2008 $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. On March 31, 2007, $52.8 million of receivables were sold and outstanding, and we recorded $4.0 million of retained interest in other current assets. A summary of the transactions we completed for the first three months of 2008 and 2007 are presented below (in thousands).

	Three Months Ended	Three Months Ended
	March 29, 2008	March 31, 2007
Accounts receivable sold	$111,940	$119,538
Retained interest in receivables	(2,432)	(1,887)
Expense from sale	(372)	(596)
Servicing fee received	47	47

Net cash received from sale	$109,183	$117,102

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
E.	ASSETS HELD FOR SALE

Included in assets held for sale is certain property, plant and equipment totaling $10.4 million at March 29, 2008 and $17.1 million at March 31, 2007. We evaluated certain property, plant and equipment under the requirements of SFAS No. 144. The held for sale assets consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on the appraisals or recent offers to acquire the assets and are included in our Eastern and Western operating segments.

F.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	March 29, 2008		March 31, 2007
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$26,710	$(12,000)	$38,641	$(11,288)
Licensing agreements	4,050	(1,181)	2,510	(2,495)
Customer relationships	13,814	(6,336)	14,587	(3,123)
Patents	2,980	(630)
Backlog			693	(681)

Total	$47,554	$(20,147)	$56,431	$(17,587)

The estimated amortization expense for intangible assets as of March 29, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

2008	$7,050
2009	7,439
2010	6,473
2011	4,211
2012	1,604
Thereafter	630

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the three months ended March 29, 2008 and March 31, 2007 are as follows (in thousands):

		Indefinite-
		Lived
		Intangible
	Goodwill	Assets
Balance as of December 29, 2007	$147,932	$2,340
Acquisitions	5,029
Other, net	(248)

Balance as of March 29, 2008	$152,713	$2,340

Balance as of December 30, 2006	$152,837	$2,340
Acquisitions	1,327
Preliminary purchase price allocations	(9,000)
Other, net	10

Balance as of March 31, 2007	$145,174	$2,340

G.	STOCK-BASED COMPENSATION

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

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Insurance reserves, calculated with no discount rate, have been established to cover remediation activities at our affiliates’ facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Janesville, WI; Medley, FL; and Ponce, PR wood preservation facilities. In addition, a reserve was established for our affiliate’s facility in Thornton, CA to remove asbestos and certain lead containing materials which existed on the property at the time of purchase.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

On a consolidated basis, we have reserved approximately $4.4 million on March 29, 2008 and $4.1 million on March 31, 2007, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ, borates or ProWood® Micro.

In November 2003, the EPA published its report on the risks associated with the use of CCA in children’s playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The results of the EPA study are consistent with a prior Consumer Products Safety Commission (CPSC) study which reached a similar conclusion. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. The EPA was expected to issue a final report at the end of 2007.

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

In addition, on March 29, 2008, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 29, 2008, we had outstanding purchase commitments on capital projects of approximately $3.3 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  Historically, we have not had any claims for indemnity from our sureties.  As of March 29, 2008, we had approximately $29.0 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $19.3 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

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

On March 29, 2008, we had outstanding letters of credit totaling $34.1 million, primarily related to certain insurance contracts, industrial development revenue bonds and commercial trade, as further described below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $17.4 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We are required to provide irrevocable commercial letters of credit in favor of certain import vendors to guarantee our payment upon their performance under certain import purchase orders. We currently have irrevocable commercial letters of credit outstanding totaling approximately $0.4 million related to pending import purchase orders.

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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.4 million. As a result, this amount is recorded in other long-term liabilities on March 29, 2008.

We did not enter into any new guarantee arrangements during the first quarter of 2008 which would require us to recognize a liability on our balance sheet.

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

As of the beginning of fiscal year 2008, we had unrecognized tax benefits of $8.7 million including accrued interest and penalties. There have been no significant changes in the unrecognized tax benefits during the first quarter ending March 29, 2008. If recognized, the effective tax rate would be affected by the unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits, which are included in Income Taxes. Interest and penalties accrued as of March 29, 2008 are insignificant. Interest and penalties recorded during the quarter ended March 29, 2008 were not considered significant.

We are subject to periodic audits by domestic and foreign tax authorities. Currently, we are undergoing routine periodic audits in domestic jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from $0.1 million to $5.5 million.

For the majority of tax jurisdictions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
J.	SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first three months of 2008 and 2007 are presented below (in thousands).

	Three Months Ended 03/29/08			Three Months Ended 03/31/07
	Eastern			Eastern
	and			and
	Western			Western
	Divisions	All Other	Total	Divisions	All Other	Total
Net sales to outside customers	$474,255	$15,257	$489,512	$529,188	$19,850	$549,038
Intersegment net sales	0	4,949	4,949	0	4,376	4,376
Segment operating profit	(3,475)	(1,056)	(4,531)	9,227	835	10,062
K.	SUBSEQUENT EVENT

On April 18, 2008 we announced a semi-annual dividend of $0.06 per share, payable June 15, 2008 to shareholders of record on June 1, 2008. The dividend was approved our Board of Directors at their April 16, 2008 meeting.

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
OVERVIEW
Our results for the first quarter of 2008 were impacted by the following:
•
Our overall unit sales decreased 5%, as sales out of existing facilities and operations we closed decreased by 8% this quarter and we experienced a 3% increase in unit sales as a result of acquisitions.

•
Lumber prices were 15% lower compared to the same period of 2007, impacting our overall selling prices (see “Impact of the Lumber Market on Our Operating Results” below), sales dollars and working capital.

•	We saw double-digit sales decreases in our site-built, manufactured housing, and DIY/retail markets, while we experienced a sales increase in the industrial market.

•
Single-family housing starts fell approximately 39% comparing January through March 2008 to the same period of 2007 as a result of an excess supply of homes, tighter credit conditions, and an increase in foreclosures.

•
Consumer spending for large repair/remodel projects has decreased as many homeowners have lost equity in devalued homes and have less disposable income as a result of higher costs for necessities such as food, fuel and utilities.

•	Production of HUD code manufactured homes increased slightly in the first quarter while sales of modular homes has continued to decline due, in part, to an excess supply of site-built homes.

•
Our gross profits decreased more than 25% compared to the same period of 2007 due to a combination of lower unit sales out of existing facilities and fixed manufacturing costs, intense pricing pressure, particularly in the site-built market, and higher transportation costs.

UNIVERSAL FOREST PRODUCTS, INC.
Outlook
In February, the Company announced the following 2008 targets based on a number of assumptions about markets and economic conditions: net sales of between $2.45 billion and $2.55 billion, and net earnings of between $22 million and $27 million. The Company considers and re-evaluates its targets and assumptions following the end of each quarter in relation to the current business climate, prevailing market conditions, and other relevant factors. Following such a review after the first quarter, the Company did not change its annual targets.
(In addition, please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the three months ended March 29, 2008 and March 31, 2007:

	Random Lengths Composite
	Average $/MBF
	2008	2007

January	$249	$292
February	244	289
March	240	280

First quarter average	$244	$287

First quarter percentage change from 2007	(15.0%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2008	2007

January	$337	$414
February	330	405
March	331	396

First quarter average	$333	$405

First quarter percentage change from 2007	(17.8%)

UNIVERSAL FOREST PRODUCTS, INC.
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

UNIVERSAL FOREST PRODUCTS, INC.
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

UNIVERSAL FOREST PRODUCTS, INC.
BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2008 and fiscal 2007, which were accounted for using the purchase method.

Company Name	Acquisition Date	Purchase Price	Business Description

International Wood Industries, Inc. (“IWI”)	February 4, 2008	$14.0 million (stock purchase)	Manufactures and distributes industrial products, including specialty boxes, crates, pallets and skids. Headquartered in Turlock, CA with distribution sites in Hawaii and Alaska. 2007 sales were $40.0 million.

Deck Images	July 10, 2007	$0.9 million (asset purchase)	Manufactures and distributes aluminum railing systems. Located in Hastings, MN. 2006 sales were $1.9 million.

Shawnlee Construction, LLC (“Shawnlee”)	April 2, 2007	$1.4 million	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased an additional 5% membership. We currently own an 85% membership interest.
	April 3, 2006	$0.8 million	Purchased an additional 5% membership interest.
	June 27, 2005	$3.5 million	Purchased an additional 25% membership interest.
Perfection Trusses, Inc. (“Perfection”)	March 5, 2007	$1.3 million (asset purchase)	Manufactures and distributes roof and floor trusses to the Eastern Florida market. The company is located in Vero Beach, FL. 2006 sales were $3.9 million.

Aljoma Lumber Company (“Aljoma”)	February 12, 2007	$53.5 million (stock purchase)	Manufactures, treats and distributes various wood products, building materials and specialty hardwoods. The company is located in Medley, FL. They serve Florida, the Eastern United States and the Caribbean islands. Aljoma has one of the largest treating facilities in the country. 2006 sales were $225.0 million.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended
	March 29,	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of goods sold	88.8	86.6

Gross profit	11.2	13.4
Selling, general, and administrative expenses	12.1	11.6

Earnings (loss) from operations	(0.9)	1.8
Interest, net	0.7	0.7

Earnings (loss) before income taxes and minority interest	(1.6)	1.1
Income taxes	(0.7)	0.3

Earnings (loss) before minority interest	(0.9)	0.8
Minority interest	(0.0)	(0.1)

Net earnings (loss)	(0.9%)	0.7%

UNIVERSAL FOREST PRODUCTS, INC.
GROSS SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, industrial, and manufactured housing markets. Our strategic sales objectives include:
•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, penetrating the concrete forms market and increasing our sales of engineered wood components for multi- family and light commercial construction.

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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended
	March 29,	%	March 31,
Market Classification	2008	Change	2007

DIY/Retail	$172,646	(11.7)	$195,601
Site-Built Construction	108,899	(21.3)	138,419
Industrial	140,657	5.1	133,790
Manufactured Housing	76,315	(14.2)	88,898
Total Gross Sales	$498,517	(10.4)	$556,708
Sales Allowances	(9,005)		(7,670)
Total Net Sales	$489,512	(10.8)	$549,038

Note:	In the first quarter of 2008, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the first quarter of 2008 decreased 10% compared to the first quarter of 2007. We estimate that our unit sales decreased by 5% and overall selling prices decreased by 5% comparing the two periods. We estimate that our unit sales increased 3% as a result of acquisitions, while unit sales from existing and closed facilities decreased 8%. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”) and were negatively impacted by pricing pressure in the site-built market.

UNIVERSAL FOREST PRODUCTS, INC.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 12% in the first quarter of 2008 compared to 2007 primarily due to a 10% decrease in overall unit sales and a 2% decrease in overall selling prices. Unit sales declined due, in part, to the impact of the housing market. In addition, we believe unfavorable weather and our customer’s efforts to operate with lower inventory levels contributed to our decline in unit sales. These factors may cause demand for our products to shift to the second quarter, but we are cautious in our outlook for the economy and consumer spending.
Site-Built Construction:
Gross sales to the site-built construction market decreased 21% in the first quarter of 2008 compared to 2007 due to a 12% decrease in unit sales out of existing plants and a 9% decrease in our average selling prices primarily due to intense pricing pressure with other suppliers and a soft Lumber Market. National single-family housing starts were off a reported 39% from January through March of 2008 compared to the same period of 2007. We were able to mitigate the decrease in the single-family market by pursuing multi-family and light commercial business and increasing our turn-key framing activities.
Industrial:
Gross sales to the industrial market increased 5% in the first quarter of 2008 compared to the same period of 2008, due to a 12% increase in unit sales, partially offset by a 7% decrease in selling prices. Acquisitions and our continued focus on adding new customers, including concrete forming, helped us mitigate the effect of a decline in sales to certain of our customers that supply the housing market.
Manufactured Housing:
Gross sales to the manufactured housing market decreased 14% in the first quarter of 2008 compared to the same period of 2007, primarily due to a decrease in unit sales combined with a decrease in selling prices due to the Lumber Market. Our decline in unit sales from existing facilities was the result of an overall decline in industry production. While the industry most recently reported a slight increase in HUD code production for the quarter, we believe the modular market has experienced a decline in production consistent with the single-family site-built construction market.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended
	March 29,	March 31,
	2008	2007
Value-Added	60.9%	62.3%
Commodity-Based	39.1%	37.7%

Note:	In the third quarter of 2007, we reviewed the classification of our product codes and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

UNIVERSAL FOREST PRODUCTS, INC.
Value-added sales decreased 12% in the first quarter of 2008 compared to 2007, primarily due to decreased sales of trusses, wall panels, decking and railing, and engineered wood products, offset partially by increases in industrial packaging and related components and turn-key framing (i.e, installed) sales to site-built customers. Commodity-based sales decreased 7% comparing the first quarter of 2008 with the same period of 2007, primarily due to decreased sales of non-manufactured brite and other lumber.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 11.2% from 13.4% and gross profit dollars decreased more than 25% comparing the first quarter of 2008 with the same period of 2007. The decline in our profitability was primarily due to a combination of:
•	Price pressure in all of our markets but particularly in our site-built market, which reported a significant decline in gross margin.

•	A combination of lower unit sales out of existing facilities and fixed manufacturing costs.

•	Increased fuel costs.

•	A change in sales mix whereby historically higher margin engineered wood components sold to site-built customers comprised a lower percentage of our sales this quarter.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $4 million, or 6%, in the first quarter of 2008 compared to the same period of 2007, while we reported a 5% decrease in unit sales. Existing facilities and operations we closed in 2007 decreased SG&A expenses by approximately $5 million, while business acquisitions added $1 million in SG&A expenses. The decreases in SG&A expenses at our existing facilities were primarily due to a decline in wages due to a reduction in headcount and a decrease in accrued bonus expense, which is tied to operating profits and return on investment. These decreases were partially offset by increases in legal fees and severance costs.
INTEREST, NET
Net interest costs were lower in the first quarter of 2008 compared to the same period of 2007 due to lower debt balances combined with a decrease in short-term interest rates.

UNIVERSAL FOREST PRODUCTS, INC.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was a 43.2% credit in the first quarter of 2008. This year’s tax rate was impacted by the research & development tax credit which is still awaiting legislative approval for 2007 and a tax benefit from foreclosing on a note receivable from a joint venture.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
See Notes to Consolidated Condensed Financial Statements, Note I, “Accounting for Uncertainty in Income Taxes.”
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	March 29, 2008	March 31, 2007

Cash from operating activities	$(5,383)	$(27,568)
Cash from investing activities	6,481	(62,929)
Cash from financing activities	(11,119)	83,413

Net change in cash and cash equivalents	(10,021)	(7,084)
Cash and cash equivalents, beginning of period	43,605	51,108

Cash and cash equivalents, end of period	$33,584	$44,024

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 31, 2007 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 55 days in the first three months of 2008 from 51 days in the first three months of 2007, due to a 2 day increase in our days of sales outstanding, a 1 day increase in our days supply of inventory, and a 1 day decrease in our days payables outstanding. The increase in our days of sales outstanding was primarily due to slower payments with certain site-built customers and a change in sales mix whereby the industrial market, which has a comparatively longer receivables cycle, comprises a higher percentage of our sales. Additionally, our inventory levels were higher than required due to the soft sales experienced during the quarter.
Cash used in operating activities was approximately $5 million in the first three months of 2008. Our net loss of $4.6 million included $12.5 million of non-cash expenses, which were offset by a $13.3 million increase in working capital. Working capital increases were primarily due to the increase in our receivables cycle and seasonal increases and our receivables and inventory.
We currently plan to spend up to $25 million on capital expenditures in 2008, which includes outstanding purchase commitments on existing capital projects totaling approximately $3.3 million on March 29, 2008. We intend to fund capital expenditures and purchase commitments through a combination of operating cash flows and availability under our revolving credit facility.
On March 29, 2008, we had approximately $44 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $31 million on March 29, 2008. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on March 29, 2008.

UNIVERSAL FOREST PRODUCTS, INC.
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note H, “Commitments, Contingencies, and Guarantees.”
CRITICAL ACCOUNTING POLICIES
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 29, 2007.

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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended March 29, 2008 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the first quarter ended March 29, 2008, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

December 30, 2007 – February 2, 2008(1)	—	—	—	1,244,710
February 3, 2008 – March 1, 2008	—	—	—	1,244,710
March 2 – 29, 2008	—	—	—	1,244,710

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of March 29, 2008, cumulative total authorized shares available for repurchase is 1.2 million shares.

Item 5. Other Information.
In the first quarter of 2008, the Audit Committee approved $197,000 of non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2008.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: April 24, 2008	By:	/s/ Michael B. Glenn
Michael B. Glenn
Its: Chief Executive Officer

Date: April 24, 2008	By:	/s/ Michael R. Cole
Michael R. Cole
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

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