Form 10-Q
period 2008-06-28
UNIVERSAL FOREST PRODUCTS INC
filed 2008-07-24
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐            Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 28, 2008

Common stock, no par value	18,989,644

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at June 28, 2008, December 29, 2007, and June 30, 2007	3

Consolidated Condensed Statements of Earnings for the Three and Six Months Ended June 28, 2008 and June 30, 2007	4

Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 28, 2008 and June 30, 2007	5

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 28, 2008 and June 30, 2007	6-7

Notes to Consolidated Condensed Financial Statements	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - NONE

Item 1A. Risk Factors - NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	34

Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 28,	December 29,	June 30,
	2008	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,483	$43,605	$42,697
Accounts receivable, net	227,963	142,562	233,067
Inventories:
Raw materials	122,262	120,805	153,924
Finished goods	100,675	115,063	120,471

	222,937	235,868	274,395
Assets held for sale	10,334	33,624	17,115
Prepaid income taxes	489	15,077	2,543
Other current assets	34,339	29,789	19,796

TOTAL CURRENT ASSETS	528,545	500,525	589,613

OTHER ASSETS	7,657	8,094	7,691
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	158,287	150,272	152,170
OTHER INTANGIBLE ASSETS, net	28,377	23,849	33,132
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	514,347	513,003	518,407
Accumulated depreciation and amortization	(250,712)	(238,743)	(231,969)

PROPERTY, PLANT AND EQUIPMENT, NET	263,635	274,260	286,438

TOTAL ASSETS	$986,501	$957,000	$1,069,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,345	$83,505	$147,614
Accrued liabilities:
Compensation and benefits	53,327	49,558	56,553
Other	35,766	28,717	25,879
Current portion of long-term debt and capital lease obligations	945	945	3,611

TOTAL CURRENT LIABILITIES	212,383	162,725	233,657

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	177,063	205,126	243,833
DEFERRED INCOME TAXES	24,491	24,536	24,196
MINORITY INTEREST	10,524	10,376	10,218
OTHER LIABILITIES	17,746	17,569	15,795

TOTAL LIABILITIES	442,207	420,332	527,699

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 18,989,644, 18,907,841 and 19,024,641	$18,990	$18,908	$19,025
Additional paid-in capital	125,225	123,368	121,785
Retained earnings	397,201	391,253	398,509
Accumulated other comprehensive earnings	4,653	4,704	3,654

	546,069	538,233	542,973
Employee stock notes receivable	(1,775)	(1,565)	(1,628)

TOTAL SHAREHOLDERS’ EQUITY	544,294	536,668	541,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$986,501	$957,000	$1,069,044

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

NET SALES	$708,485	$773,105	$1,197,997	$1,322,143

COST OF GOODS SOLD	623,607	671,400	1,058,299	1,146,918

GROSS PROFIT	84,878	101,705	139,698	175,225

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	62,120	70,049	121,471	133,507

EARNINGS FROM OPERATIONS	22,758	31,656	18,227	41,718

INTEREST EXPENSE	3,290	4,766	6,884	9,090
INTEREST INCOME	(179)	(558)	(552)	(1,140)

	3,111	4,208	6,332	7,950

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	19,647	27,448	11,895	33,768

INCOME TAXES	7,470	10,182	4,120	12,250

EARNINGS BEFORE MINORITY INTEREST	12,177	17,266	7,775	21,518

MINORITY INTEREST	(514)	(466)	(688)	(832)

NET EARNINGS	$11,663	$16,800	$7,087	$20,686

EARNINGS PER SHARE - BASIC	$0.61	$0.88	$0.37	$1.09

EARNINGS PER SHARE - DILUTED	$0.61	$0.86	$0.37	$1.06

WEIGHTED AVERAGE SHARES OUTSTANDING	19,048	19,127	19,022	19,056

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,267	19,487	19,224	19,448
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Accumulated Other
		Additional Paid-In		Comprehensive	Employees Stock
	Common Stock	Capital	Retained Earnings	Earnings	Notes Receivable	Total
Balance at December 30, 2006	$18,859	$113,754	$380,931	$2,451	$(1,253)	$514,742
Comprehensive earnings:
Net earnings			20,686
Foreign currency translation adjustment				1,203
Total comprehensive earnings						21,889
Cash dividends - $.055 per share			(1,047)			(1,047)
Issuance of 187,870 shares under employee stock plans	188	3,038				3,226
Issuance of 3,130 shares under stock grant programs	3	143				146
Issuance of 25,583 shares under deferred compensation plans	26	(26)				—
Repurchase of 45,100 shares	(45)		(2,061)			(2,106)
Received 15,866 shares for the exercise of stock options	(16)	(766)				(782)
Tax benefits from non-qualified stock options exercised		1,453				1,453
Expense associated with share-based compensation arrangements		258				258
Accrued expense under deferred compensation plans		3,439				3,439
Issuance of 10,132 shares in exchange for employee stock notes receivable	10	492			(502)	—
Payments received on employee stock notes receivable					127	127

Balance at June 30, 2007	$19,025	$121,785	$398,509	$3,654	$(1,628)	$541,345

Balance at December 29, 2007	$18,908	$123,368	$391,253	$4,704	$(1,565)	$536,668
Comprehensive earnings:
Net earnings			7,087
Foreign currency translation adjustment				(51)
Total comprehensive loss						7,036
Cash dividends - $.060 per share			(1,139)			(1,139)
Issuance of 77,325 shares under employee stock plans	77	956				1,033
Issuance of 2,965 shares under stock grant programs	3	82				85
Issuance of 11,535 shares under deferred compensation plans	12	(12)				—
Received 17,396 shares for the exercise of stock options	(17)	(563)				(580)
Tax benefits from non-qualified stock options exercised		106				106
Expense associated with share-based compensation arrangements		564				564
Accrued expense under deferred compensation plans		494				494
Issuance of 7,374 shares in exchange for employee stock notes receivable	7	230			(237)	—
Payments received on employee stock notes receivable					27	27

Balance at June 28, 2008	$18,990	$125,225	$397,201	$4,653	$(1,775)	$544,294

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,087	$20,686
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	19,331	19,013
Amortization of intangibles	4,778	4,633
Expense associated with share-based compensation arrangements	564	258
Expense associated with stock grant plans	85	146
Deferred income taxes	(212)	(89)
Minority interest	687	832
Gain on sale of interest in subsidiary		(140)
Net loss (gain) on sale or impairment of property, plant and equipment	573	(131)
Changes in:
Accounts receivable	(83,169)	(72,549)
Inventories	16,043	(11,354)
Accounts payable	37,659	54,581
Accrued liabilities and other	22,171	(158)
Excess tax benefits from share-based compensation arrangements	(42)	(679)

NET CASH FROM OPERATING ACTIVITIES	25,555	15,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,469)	(18,653)
Acquisitions, net of cash received	(23,338)	(56,209)
Proceeds from sale of interest in subsidiary		400
Proceeds from sale of property, plant and equipment	26,827	2,686
Advances on notes receivable	(997)
Collections of notes receivable	448	137
Other, net	(97)	(16)

NET CASH FROM INVESTING ACTIVITIES	(7,626)	(71,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	(28,295)	74,318
Repayment of long-term debt	(492)	(25,417)
Proceeds from issuance of common stock	805	2,862
Distributions to minority shareholder	(378)	(825)
Investment received from minority shareholder	419
Dividends paid to shareholders	(1,139)	(1,047)
Repurchase of common stock		(2,106)
Excess tax benefits from share-based compensation arrangements	42	679
Other, net	(13)	(269)

NET CASH FROM FINANCING ACTIVITIES	(29,051)	48,195

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,122)	(8,411)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,605	51,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,483	$42,697

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$6,977	$9,014
Income taxes	(10,330)	(2,261)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
(CONTINUED)

	Six Months Ended
	June 28,	June 30,
	2008	2007

NON-CASH INVESTING ACTIVITIES:
Stock acquired through employees’ stock notes receivable	$237	$502

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$331	$3,439
Stock received for the exercise of stock options, net	352	418
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

Effective at the beginning of the fiscal year ending December 27, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption has not had a material impact on our consolidated financial statements. SFAS No. 157 requires fair value measurements be classified and disclosed in one of three categories.

The following table summarizes the valuation of our financial instruments as of June 28, 2008. These instruments are classified as Level 1 which are financial instruments with unadjusted, quoted prices listed on active market exchanges.

		Quoted Prices in
		Active Markets
(in millions)	Total	(Level 1)
Assets:
Cash and cash equivalents	$32.5	$32.5
Trading marketable securities	4.6	4.6

	$37.1	$37.1

Liabilities:
Deferred compensation arrangements	$4.6	$4.6

	$4.6	$4.6

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Effective at the beginning of the fiscal year ending December 27, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.

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

The following table presents the balances of percentage-of-completion accounts which are included in other current assets and accrued liabilities: other, respectively (in thousands):

	June 28,	June 30,
	2008	2007

Cost and Earnings in Excess of Billings	$15,155	$4,249
Billings in Excess of Cost and Earnings	13,124	3,857

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
C.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 06/28/08			Three Months Ended 06/30/07
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$11,663			$16,800

EPS - Basic
Income available to common stockholders	11,663	19,048	$0.61	16,800	19,127	$0.88

Effect of dilutive securities
Options		219			360

EPS - Diluted
Income available to common stockholders and assumed options exercised	$11,663	19,267	$0.61	$16,800	19,487	$0.86

	Six Months Ended 06/28/08			Six Months Ended 06/30/07
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$7,087			$20,686

EPS - Basic
Income available to common stockholders	7,087	19,022	$0.37	20,686	19,056	$1.09

Effect of dilutive securities
Options		202			392

EPS - Diluted
Income available to common stockholders and assumed options exercised	$7,087	19,224	$0.37	$20,686	19,448	$1.06

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Options to purchase 10,000 shares of common stock at an exercise price of $36.01 were outstanding as of June 28, 2008, but were not included in the computation of diluted EPS for the quarter and six months ended June 28, 2008 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

No outstanding options were excluded from the computation of diluted EPS for the quarter and six months ended June 30, 2007.

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
On June 28, 2008, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. On June 30, 2007, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. A summary of the transactions we completed for the first six months of 2008 and 2007 are presented below (in thousands).

	Six Months Ended	Six Months Ended
	June 28, 2008	June 30, 2007
Accounts receivable sold	$295,800	$306,738
Retained interest in receivables	(2,432)	(1,982)
Expense from sale	(818)	(1,389)
Servicing fee received	111	111

Net cash received from sale	$292,661	$303,478

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
E.	ASSETS HELD FOR SALE

Included in assets held for sale is certain property, plant and equipment totaling $10.3 million at June 28, 2008 and $17.1 million at June 30, 2007. These assets were evaluated based on the requirements of SFAS No. 144. The held for sale assets consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets and are included in our Eastern and Western operating segments. On January 24, 2008 we sold the vacant land we acquired as part of our acquisition of Aljoma. The net sales price was approximately $24.2 million. On March 18, 2008 we sold certain real estate in Thorndale, Ontario. The net sales price was approximately $2.6 million.

F.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following amounts were included in other intangible assets, net (in thousands):

	June 28, 2008		June 30, 2007
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$27,573	$(11,132)	$36,648	$(10,863)
Customer relationships	14,191	(7,165)	10,950	(3,603)
Licensing agreements	4,050	(1,277)
Patents	2,980	(843)
Backlog			49	(49)

Total	$48,794	$(20,417)	$47,647	$(14,515)

The estimated amortization expense for intangible assets as of June 28, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

2008	$5,088
2009	8,328
2010	7,069
2011	4,815
2012	2,129
Thereafter	948

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the six months ended June 28, 2008 and June 30, 2007 are as follows (in thousands):

		Indefinite-
		Lived
		Intangible
	Goodwill	Assets
Balance as of December 29, 2007	$147,932	$2,340
Acquisitions	8,263
Other, net	(248)

Balance as of June 28, 2008	$155,947	$2,340

Balance as of December 30, 2006	$152,837	$2,340
Acquisitions	1,517
Purchase price allocations	(5,000)
Other, net	476

Balance as of June 30, 2007	$149,830	$2,340

G.	STOCK-BASED COMPENSATION

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

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company. We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Environmental reserves, calculated with no discount rate, have been established to cover remediation activities at our affiliates’ wood preservation facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Gordon, Pa; Janesville, WI; Medley, FL; and Ponce, PR. In addition, a reserve was established for our affiliate’s facility in Thornton, CA to remove certain lead containing materials which existed on the property at the time of purchase.

On a consolidated basis, we have reserved approximately $4.4 million on June 28, 2008 and $4.1 million on June 30, 2007, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
The manufacturers of CCA preservative voluntarily discontinued the registration of CCA for certain residential applications as of December 31, 2003. Our wood preservation facilities have been converted to alternate preservatives, either ACQ, borates or ProWood® Micro.
In November 2003, the EPA published its report on the risks associated with the use of CCA in children’s playsets. While the study observed that the range of potential exposure to CCA increased by the continuous use of playsets, the EPA concluded that the risks were not sufficient to require removal or replacement of any CCA treated structures. The results of the EPA study are consistent with a prior Consumer Products Safety Commission (CPSC) study which reached a similar conclusion. The EPA did refer a question on the use of sealants to a scientific advisory panel. The panel issued a report which provides guidance to the EPA on the use of various sealants but does not mandate their use. In its final report issued on April 30, 2008, the EPA does not require removal or replacement of CCA-treated structures, including decks and playground equipment, and is not recommending that surrounding soils be removed or replaced.
From time to time, various special interest environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products. The wood preservation industry trade groups are working with the individual states and their regulatory agencies to provide an accurate, factual background which demonstrates that the present method of uses and disposal is scientifically supported.
We have not accrued for any potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change.
In addition, on June 28, 2008, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On June 28, 2008, we had outstanding purchase commitments on capital projects of approximately $3.1 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. Historically, we have not had any claims for indemnity from our sureties. As of June 28, 2008, we had approximately $32 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $15 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
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
On June 28, 2008, we had outstanding letters of credit totaling $33.7 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.
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
Our treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.4 million. As a result, this amount is recorded in other long-term liabilities on June 28, 2008.
We did not enter into any new guarantee arrangements during the second quarter of 2008 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
I.	SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first six months of 2008 and 2007 are presented below (in thousands).

	Six Months Ended 06/28/08			Six Months Ended 06/30/07
	Eastern			Eastern
	and			and
	Western			Western
	Divisions	All Other	Total	Divisions	All Other	Total
Net sales to outside customers	$1,152,132	$45,865	$1,197,997	$1,253,147	$68,996	$1,322,143
Intersegment net sales	0	16,015	16,015	0	15,169	15,169
Segment operating profit	16,238	1,989	18,227	35,906	5,812	41,718

UNIVERSAL FOREST PRODUCTS, INC.
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
OVERVIEW
Our results for the second quarter of 2008 were impacted by the following:
•
Our overall unit sales decreased 6%, as sales out of existing facilities and operations we closed decreased by 8% this quarter and we experienced a 2% increase in unit sales as a result of acquisitions.

•
We experienced sales decreases in our site-built, manufactured housing, and DIY/retail markets, while we continued to grow sales to the industrial market. We believe we have gained additional share in each of the markets we serve except manufactured housing. We currently have a commanding share of the manufactured housing market.

•	Single-family housing starts fell approximately 43% in the second quarter of 2008 compared to 2007 as a result of an excess supply of homes, tighter credit conditions, and an increase in foreclosures.

•
Consumer spending for large repair/remodel projects has decreased as many homeowners have lost equity in devalued homes and have less disposable income as a result of higher costs for necessities such as food, fuel and utilities. Consumer Confidence Index has fallen from 87.3 at the beginning of the year to 50.4 currently.

•
Shipments of HUD code manufactured homes were down 8% in April and May and sales of modular homes have also continued to decline due, in part, to an excess supply of site-built homes and tight credit conditions.

•
The industrial market is declining due to the general weakening of the U.S. economy. We gained additional share and increased sales to this market due to acquisitions and adding new concrete forming business.

•
Our gross profits decreased almost 17% compared to the same period of 2007 due to a combination of lower unit sales out of existing facilities and fixed manufacturing costs; intense pricing pressure, particularly in the site-built market; and higher transportation costs primarily due to the rapid increase in diesel fuel prices and a decline in the number of available carriers.

UNIVERSAL FOREST PRODUCTS, INC.
Outlook
In February, we announced 2008 targets based on assumptions about markets, economic conditions and other relevant factors; however, some of those assumptions have not held: Diminished consumer spending impacted DIY/retail more than anticipated; the over-supply of affordable site-built homes and the lack of conventional financing options have both hampered manufactured housing; and the industrial market slowed with the weakening economy and will be negatively impacted by any ongoing economic downturn. In addition, rising fuel prices are significantly impacting transportation costs in all of our markets.
Based on these factors, we have adjusted our annual targets for 2008 as follows: net sales of between $2.3 billion and $2.35 billion (from the previous target of $2.45 billion to $2.55 billion), and net earnings of between $12 million and $15 million (from $22 million to $27 million). These targets are based on the following additional key assumptions:
•	We will maintain strong market share in each of our markets, and will grow market share in DIY/retail, industrial and site-built construction.

•	Margins will continue to be negatively impacted by price pressure and by rising fuel costs.

•	Lumber mill closures may better align supply and demand, but weak demand overall will keep the lumber market depressed for the balance of the year, affecting our selling prices.

•
Any asset impairment, severance or other charges incurred as a result of plant closures, consolidations or the downsizing of a Company operation are not reflected in our sales or earnings targets. If we take such actions, our ability to meet the stated targets will be diminished.

(In addition, please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
Growth & Opportunity 2010 Goals
Since we announced our Growth & Opportunity 2010 Goals in our annual report on form 10-K for the period ended December 30, 2006, industry and general economic conditions have significantly deteriorated. We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The Lumber Market has declined from an average of $388/mbf in 2005 to an average of $256/mbf in 2008, a 34% decline from when we first announced these goals, which has adversely impacted our sales. We are currently reviewing these long-term goals and expect to modify them when market conditions stabilize so new targets can be set using more current data and assumptions.

UNIVERSAL FOREST PRODUCTS, INC.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the six months ended June 28, 2008 and June 30, 2007:

	Random Lengths Composite
	Average $/MBF
	2008	2007

January	$249	$292
February	244	289
March	240	280
April	255	286
May	281	288
June	268	306

Second quarter average	$268	$293
Year-to-date average	$256	$290

Second quarter percentage change from 2007	(8.5%)
Year-to-date percentage change from 2007	(11.7%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2008	2007

January	$337	$414
February	330	405
March	331	396
April	345	397
May	421	390
June	427	410

Second quarter average	$398	$399
Year-to-date average	$365	$402

Second quarter percentage change from 2007	(0.3%)
Year-to-date percentage change from 2007	(9.2%)

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

UNIVERSAL FOREST PRODUCTS, INC.
BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2008 and fiscal 2007, which were accounted for using the purchase method.

Company Name	Acquisition Date	Purchase Price	Business Description

D-Stake Mill and Manufacturing Country	June 9, 2008	$7.1 million (asset purchase)	Manufactures kiln stickers, lath, stakes, decking, and pallets and pallet components for a variety of industries including manufacturing, retail and agriculture. Plants are located in McMinnville, OR and Independence, OR. Combined 2007 sales were $18.5 million.

Shawnlee Construction, LLC (“Shawnlee”)	April 1, 2008	$1.8 million	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased an additional 5% membership interest. We currently own a 90% membership interest.

	April 2, 2007	$1.4 million	Purchased an additional 5% membership interest.

International Wood Industries, Inc. (“IWI”)	February 4, 2008	$14.0 million (stock purchase)	Manufactures and distributes industrial products, including specialty boxes, crates, pallets and skids. Headquartered in Turlock, CA with distribution sites in Hawaii and Alaska. 2007 sales were $40.0 million.

Deck Images	July 10, 2007	$0.9 million (asset purchase)	Manufactures and distributes aluminum railing systems. Located in Hastings, MN. 2006 sales were $1.9 million.

Perfection Trusses, Inc. (“Perfection”)	March 5, 2007	$1.3 million (asset purchase)	Manufactures and distributes roof and floor trusses to the Eastern Florida market. The company is located in Vero Beach, FL. 2006 sales were $3.9 million.

Aljoma Lumber Company (“Aljoma”)	February 12, 2007	$53.5 million (stock purchase)	Manufactures, treats and distributes various wood products, building materials and specialty hardwoods. The company is located in Medley, FL. They serve Florida, the Eastern United States and the Caribbean islands. Aljoma has one of the largest treating facilities in the country. 2006 sales were $225.0 million.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.0	86.8	88.4	86.7

Gross profit	12.0	13.2	11.6	13.3
Selling, general, and administrative expenses	8.8	9.1	10.1	10.1

Earnings from operations	3.2	4.1	1.5	3.2
Interest, net	0.4	0.6	0.5	0.6

Earnings before income taxes and minority interest	2.8	3.5	1.0	2.6
Income taxes	1.1	1.3	0.3	0.9

Earnings before minority interest	1.7	2.2	0.7	1.7
Minority interest	(0.1)	(0.1)	(0.1)	(0.1)

Net earnings	1.6%	2.2%	0.6%	1.6%

UNIVERSAL FOREST PRODUCTS, INC.
GROSS SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, industrial, and manufactured housing markets. Our strategic long-term sales objectives include:
•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, penetrating the concrete forms market and increasing our sales of engineered wood components for custom homes, multi- family and light commercial construction.

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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Six Months Ended
	June 28,	%	June 30,	June 28,	%	June 30,
Market Classification	2008	Change	2007	2008	Change	2007
DIY/Retail	$334,694	(7.1)	$360,281	$507,339	(8.7)	$555,883
Site-Built Construction	132,758	(17.7)	161,209	241,657	(19.4)	299,628
Industrial	173,962	6.4	163,503	314,620	5.8	297,293
Manufactured Housing	84,184	(20.2)	105,522	160,499	(17.4)	194,419

Total Gross Sales	725,598	(8.2)	790,515	1,224,115	(9.1)	1,347,223
Sales Allowances	(17,113)		(17,410)	(26,118)		(25,080)

Total Net Sales	$708,485	(8.4)	$773,105	$1,197,997	(9.4)	$1,322,143

Note:	In the first quarter of 2008, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the second quarter of 2008 decreased 8% compared to the second quarter of 2007. We estimate that our unit sales decreased by 6% and overall selling prices decreased by 2% comparing the two periods. We estimate that our unit sales increased 2% as a result of business acquisitions, while unit sales from existing and closed facilities decreased 8%. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”) and were negatively impacted by pricing pressure in the site-built market.

UNIVERSAL FOREST PRODUCTS, INC.
Gross sales in the first six months of 2008 decreased 9% compared to the first six months of 2007 resulting from an estimated decrease in units shipped of approximately 6%, while overall selling prices decreased by 3%. We estimate that our unit sales increased 2% as a result of business acquisitions and new plants, while our unit sales from existing and closed facilities decreased by 8%.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 7% in the second quarter of 2008 compared to 2007 primarily due to an estimated 9% decrease in overall unit sales and an estimated 2% increase in overall selling prices. Unit sales declined due to the impact of the housing market on our retail customers whose business is more closely correlated with single-family housing starts and a decline in consumer spending as evidenced by a decline in same store sales of our “big box” customers.
Gross sales to the DIY/retail market decreased 9% in the first six months of 2008 compared to 2007 due to a decrease in units shipped. We estimate that our unit sales increased 2% as a result of acquisitions, while unit sales from existing and closed facilities decreased 11%. The decrease in unit sales is primarily due to the same factors mentioned in the paragraph above.
Site-Built Construction:
Gross sales to the site-built construction market decreased 18% in the second quarter of 2008 compared to 2007 due to an estimated 10% decrease in unit sales out of existing plants and an estimated 8% decrease in our average selling prices primarily due to intense pricing pressure with other suppliers and a soft Lumber Market. National single-family housing starts were off a reported 43% from April through June of 2008 compared to the same period of 2007. We were able to mitigate the decrease in the single-family market by pursuing multi-family and light commercial business and increasing our turnkey framing activities.
Gross sales to the site-built construction market decreased 19% in the first six months of 2008 compared to 2007, due to an estimated 11% decrease in unit sales and an estimated 8% decrease in selling prices. Single-family housing starts have fallen approximately 40% in 2008 compared to 2007.

UNIVERSAL FOREST PRODUCTS, INC.
Industrial:
Gross sales to the industrial market increased 6% in the second quarter of 2008 compared to the same period of 2007, due to an estimated 9% increase in unit sales, partially offset by an estimated 3% decrease in selling prices. Acquisitions and our continued focus on adding new customers, including concrete forming, helped us mitigate the effect of a decline in sales to certain of our customers that supply the housing market or have been impacted by the weakening U.S. economy.
Gross sales to the industrial market increased 6% in the first six months of 2008 compared to the same period of 2007, due to an estimated 10% increase in units shipped offset by an estimated 4% decrease in selling prices. Unit sales increased for the reasons mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market decreased 20% in the second quarter of 2008 compared to the same period of 2007, primarily due to an estimated 18% decrease in unit sales combined with an estimated 2% decrease in selling prices due to the Lumber Market. Our decline in unit sales from existing facilities was the result of an overall decline in industry production. The industry most recently reported an 8% decrease in HUD code production in April and May, and modular production was down 27% in the first quarter of 2008 and we believe this trend continued through the second quarter of 2008.
Gross sales to the manufactured housing market decreased 17% in the first six months of 2008 compared to the same period of 2007. This decrease resulted from an estimated 15% decrease in unit sales combined with an estimated 2% decrease in selling prices. The industry most recently reported a 5% decrease in HUD code production over the first five months of 2008 compared to the same period in 2007.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Value-Added	61.4%	60.9%	61.2%	61.5%
Commodity-Based	38.6%	39.1%	38.8%	38.5%

Note:	In the third quarter of 2007, we reviewed the classification of our product codes and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Value-added sales decreased 7% in the second quarter of 2008 compared to 2007, primarily due to decreased sales of trusses, wall panels, and engineered wood products, offset partially by increases in industrial packaging and related components and turn-key framing and installed sales to site-built customers. Commodity-based sales decreased 9% comparing the second quarter of 2008 with the same period of 2007, primarily due to decreased sales of non-manufactured brite and other lumber and non-manufactured treated lumber.

UNIVERSAL FOREST PRODUCTS, INC.
Value-added sales decreased 10% in the first six months of 2008 compared to 2007, primarily due to decreased sales of trusses, wall panels, decking and railing and engineered wood products, offset partially by increases in industrial packaging and related components and turn-key framing and installed sales to site-built customers. Commodity-based sales decreased 9% comparing the first six months of 2008 with the same period of 2007, primarily due to decreased sales of non-manufactured brite and other lumber and non-manufactured treated lumber.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 12.0% from 13.2% and gross profit dollars decreased almost 17% comparing the second quarter of 2008 with the same period of 2007. The decline in our profitability was primarily due to a combination of:
•	Price pressure in all of our markets but particularly in our site-built market, which reported a significant decline in gross margin.

•	A combination of lower unit sales out of existing facilities and fixed manufacturing costs.

•	A significant increase in fuel and other transportation costs.
Our gross profit percentage decreased to 11.6% from 13.3% and gross profit dollars decreased more than 20% comparing the first six months of 2008 with the same period of 2007. Our decline in profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by over $7.9 million, or 11%, in the second quarter of 2008 compared to the same period of 2007, while we reported a 6% decrease in unit sales. Existing operations decreased $6.1 million, operations we closed in 2007 decreased $3.2 million, while business acquisitions added $1.4 million in SG&A expenses. The decreases in SG&A expenses at our existing facilities were primarily due to a decline in wages due to a reduction in headcount and a decrease in accrued bonus expense and sales incentive compensation. These decreases were partially offset by smaller increases in several other areas, including bad debt expense.
Selling, general and administrative (“SG&A”) expenses decreased by approximately $12.0 million, or 9%, in the first six months of 2008 compared to the same period of 2007, and we reported a 6% decrease in unit sales. Existing facilities and operations we closed in 2007 decreased SG&A expenses by approximately $14.0 million, while business acquisitions added $2.0 million in SG&A expenses. These decreases were primarily due to the same factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
INTEREST, NET
Net interest costs were lower in the second quarter and first six months of 2008 compared to the same period of 2007 due to lower debt balances combined with a decrease in short-term interest rates.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 38.0% in the second quarter of 2008 from 37.1% in the same period of 2007. This year’s tax rate was impacted by the research & development tax credit which is still awaiting legislative approval for 2007 and non-deductible amortization expense associated with recent acquisitions.
Our effective tax rate decreased to 34.6% in the first six months of 2008 from 36.3% in the same period of 2007. This year’s tax rate was impacted by the same factors discussed above but was offset by a tax benefit from foreclosing on a note receivable from a joint venture.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	June 28, 2008	June 30, 2007

Cash from operating activities	$25,555	$15,049
Cash from investing activities	(7,626)	(71,655)
Cash from financing activities	(29,051)	48,195

Net change in cash and cash equivalents	(11,122)	(8,411)
Cash and cash equivalents, beginning of period	43,605	51,108

Cash and cash equivalents, end of period	$32,483	$42,697

UNIVERSAL FOREST PRODUCTS, INC.
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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 30, 2007 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 45.9 days in the first six months of 2008 from 44.1 days in the first six months of 2007, due to a 1 day increase in our days of sales outstanding and a 1 day decrease in days payables outstanding. The increase in our days of sales outstanding was primarily due to slower payments with certain site-built customers and a change in sales mix whereby the industrial market, which has a comparatively longer receivables cycle, comprises a higher percentage of our sales.
Cash from operating activities was approximately $25.5 million in the first six months of 2008. Our net earnings of $7.1 million included $25.8 million of non-cash expenses, which were offset by a $7.3 million increase in working capital. Working capital increases were primarily due to the increase in our receivables cycle and seasonal increases in our receivables.
We currently plan to spend approximately $20 million on capital expenditures in 2008, which includes outstanding purchase commitments on existing capital projects totaling approximately $3.1 million on June 28, 2008. We intend to fund capital expenditures and purchase commitments through our operating cash flows.
On June 28, 2008, we had approximately $26.8 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $31.3 million on June 28, 2008. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on June 28, 2008.

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

UNIVERSAL FOREST PRODUCTS, INC.
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended June 28, 2008 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the second quarter ended June 28, 2008, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

March 30, 2008 - May 3, 2008(1)	17,396	$33.34	17,396	1,227,314
May 4 - 31, 2008				1,227,314
June 1 - 28, 2008				1,227,314

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of June 28, 2008, cumulative total authorized shares available for repurchase is 1.2 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at our Annual Meeting of Shareholders on April 16, 2008:
(a)	Election of three Directors for three year terms expiring in 2011:

	For	Withheld
John W. Garside	15,795,576	218,124
Gary F. Goode	15,807,038	206,662
Mark A. Murray	15,807,431	206,269
Other Directors whose terms of office continued after the meeting are as follows:
William G. Currie
Dan M. Dutton
John M. Engler
Michael B. Glenn
Peter F. Secchia
Louis A. Smith
(b)	Amendment to our Employee Stock Purchase Plan:

For	Withheld	Abstain
14,237,384	75,752	5,575
(c)	Ratification of the appointment of Ernst & Young LLP as independent public accountants for fiscal 2008:

For	Withheld	Abstain
15,699,701	310,339	3,659
Item 5. Other Information.
In the second quarter of 2008, the Audit Committee did not approve any non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2008.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: July 24, 2008	By:	/s/ Michael B. Glenn
Michael B. Glenn
Its: Chief Executive Officer

Date: July 24, 2008	By:	/s/ Michael R. Cole
Michael R. Cole
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).