Form 10-Q
period 2008-09-27
UNIVERSAL FOREST PRODUCTS INC
filed 2008-10-31
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 27, 2008

Common stock, no par value	19,075,475

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at September 27, 2008 December 29, 2007, and September 29, 2007	3

Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 27, 2008 and September 29, 2007	4

Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 27, 2008 and September 29, 2007	5

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 27, 2008 and September 29, 2007	6-7

Notes to Consolidated Condensed Financial Statements	8-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities — NONE

Item 4. Submission of Matters to a Vote of Security Holders — NONE

Item 5. Other Information	32

Item 6. Exhibits	33

Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 27,	December 29,	September 29,
	2008	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,459	$43,605	$46,747
Accounts receivable, net	230,106	142,562	191,023
Inventories:
Raw materials	112,150	120,805	122,431
Finished goods	85,693	115,063	106,368

	197,843	235,868	228,799
Assets held for sale	11,950	33,624	25,411
Other current assets	46,247	44,866	31,669

TOTAL CURRENT ASSETS	517,605	500,525	523,649

OTHER ASSETS	7,587	8,094	7,744
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	158,287	150,272	152,041
OTHER INTANGIBLE ASSETS, net	25,225	23,849	28,133
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	505,296	513,003	524,118
Accumulated depreciation and amortization	(255,218)	(238,743)	(240,939)

PROPERTY, PLANT AND EQUIPMENT, NET	250,078	274,260	283,179

TOTAL ASSETS	$958,782	$957,000	$994,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,430	$83,505	$105,938
Accrued liabilities:
Compensation and benefits	53,631	49,558	52,961
Other	38,827	28,717	33,036
Current portion of long-term debt and capital lease obligations	445	945	1,086

TOTAL CURRENT LIABILITIES	194,333	162,725	193,021

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	166,713	205,126	197,435
DEFERRED INCOME TAXES	24,519	24,536	27,010
MINORITY INTEREST	9,875	10,376	10,343
OTHER LIABILITIES	17,952	17,569	15,815

TOTAL LIABILITIES	413,392	420,332	443,624

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,075,475, 18,907,841 and 19,009,416	$19,075	$18,908	$19,009
Additional paid-in capital	128,271	123,368	122,560
Retained earnings	395,250	391,253	406,761
Accumulated other comprehensive earnings	4,557	4,704	4,407

	547,153	538,233	552,737
Employee stock notes receivable	(1,763)	(1,565)	(1,615)

TOTAL SHAREHOLDERS’ EQUITY	545,390	536,668	551,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$958,782	$957,000	$994,746

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

NET SALES	$610,744	$678,398	$1,808,741	$2,000,541

COST OF GOODS SOLD	545,222	596,233	1,603,521	1,743,151

GROSS PROFIT	65,522	82,165	205,220	257,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	58,046	58,792	178,302	192,299
NET LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	6,211	—	7,426	—

EARNINGS FROM OPERATIONS	1,265	23,373	19,492	65,091

INTEREST EXPENSE	2,705	4,367	9,589	13,457
INTEREST INCOME	(211)	(494)	(763)	(1,634)

	2,494	3,873	8,826	11,823

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(1,229)	19,500	10,666	53,268

INCOME TAXES	535	7,383	4,655	19,633

EARNINGS (LOSS) BEFORE MINORITY INTEREST	(1,764)	12,117	6,011	33,635

MINORITY INTEREST	(187)	(778)	(875)	(1,610)

NET EARNINGS (LOSS)	$(1,951)	$11,339	$5,136	$32,025

EARNINGS (LOSS) PER SHARE — BASIC	$(0.10)	$0.59	$0.27	$1.68

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.10)	$0.59	$0.27	$1.65

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC EARNINGS (LOSS)	19,092	19,097	19,045	19,070

WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED EARNINGS (LOSS)	19,092	19,361	19,233	19,419
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

				Accumulated
				Other	Employees
		Additional Paid-	Retained	Comprehensive	Stock Notes
	Common Stock	In Capital	Earnings	Earnings	Receivable	Total
Balance at December 30, 2006	$18,859	$113,754	$380,931	$2,451	$(1,253)	$514,742
Comprehensive earnings:
Net earnings			32,025
Foreign currency translation adjustment				1,956
Total comprehensive earnings						33,981
Cash dividends — $.055 per share			(1,047)			(1,047)
Issuance of 210,495 shares under employee stock plans	211	3,475				3,686
Issuance of 3,130 shares under stock grant programs	3	157				160
Issuance of 67,373 shares under deferred compensation plans	67	(67)				—
Repurchase of 125,100 shares	(125)		(5,148)			(5,273)
Received 15,866 shares for the exercise of stock options	(16)	(766)				(782)
Tax benefits from non-qualified stock options exercised		1,537				1,537
Expense associated with share-based compensation arrangements		391				391
Accrued expense under deferred compensation plans		3,587				3,587
Issuance of 10,132 shares in exchange for employee stock notes receivable	10	492			(502)	—
Payments received on employee stock notes receivable					140	140

Balance at September 29, 2007	$19,009	$122,560	$406,761	$4,407	$(1,615)	$551,122

Balance at December 29, 2007	$18,908	$123,368	$391,253	$4,704	$(1,565)	$536,668
Comprehensive earnings:
Net earnings			5,136
Foreign currency translation adjustment				(147)
Total comprehensive earnings						4,989
Cash dividends — $.060 per share			(1,139)			(1,139)
Issuance of 161,104 shares under employee stock plans	161	2,830				2,991
Issuance of 3,310 shares under stock grant programs	3	92				95
Issuance of 13,242 shares under deferred compensation plans	13	(13)				—
Received 17,396 shares for the exercise of stock options	(17)	(563)				(580)
Tax benefits from non-qualified stock options exercised		841				841
Expense associated with share-based compensation arrangements		875				875
Accrued expense under deferred compensation plans		611				611
Issuance of 7,374 shares in exchange for employee stock notes receivable	7	230			(237)	—
Payments received on employee stock notes receivable					39	39

Balance at September 27, 2008	$19,075	$128,271	$395,250	$4,557	$(1,763)	$545,390

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,136	$32,025
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	28,929	29,105
Amortization of intangibles	7,322	6,402
Expense associated with share-based compensation arrangements	875	391
Expense associated with stock grant plans	95	160
Deferred income taxes	(137)	(255)
Minority interest	875	1,610
Gain on sale of interest in subsidiary		(140)
Net loss on disposition of assets and other impairment and exit charges	6,165	32
Changes in:
Accounts receivable	(85,884)	(30,298)
Inventories	40,113	34,736
Accounts payable	16,395	12,874
Accrued liabilities and other	13,592	(5,483)
Excess tax benefits from share-based compensation arrangements	(162)	(745)

NET CASH FROM OPERATING ACTIVITIES	33,314	80,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,959)	(26,909)
Acquisitions, net of cash received	(23,338)	(57,087)
Proceeds from sale of interest in subsidiary		400
Proceeds from sale of property, plant and equipment	30,152	3,551
Advances on notes receivable	(997)	(122)
Collections of notes receivable	500	151
Other, net	(52)	(6)

NET CASH FROM INVESTING ACTIVITIES	(7,694)	(80,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	(36,657)	27,204
Repayment of long-term debt	(2,332)	(28,200)
Proceeds from issuance of common stock	2,762	3,321
Distributions to minority shareholder	(961)	(1,225)
Investment received from minority shareholder	419
Dividends paid to shareholders	(1,139)	(1,047)
Repurchase of common stock		(5,273)
Excess tax benefits from share-based compensation arrangements	162	745
Other, net	(20)	(278)

NET CASH FROM FINANCING ACTIVITIES	(37,766)	(4,753)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,146)	(4,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,605	51,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,459	$46,747

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,572	$11,357
Income taxes	805	9,875

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS —
(CONTINUED)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

NON-CASH INVESTING ACTIVITIES:
Stock acquired through employees’ stock notes receivable	$237	$502

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$262	$3,588
Stock received for the exercise of stock options, net	352	418
See notes to unaudited consolidated condensed financial statements.

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
The following table summarizes the valuation of our financial instruments as of September 27, 2008. These instruments are classified as Level 1 which are financial instruments with unadjusted, quoted prices listed on active market exchanges.

		Quoted Prices in
		Active Markets
(in millions)	Total	(Level 1)
Assets:
Cash and cash equivalents	$31.5	$31.5
Trading marketable securities	4.5	4.5

	$36.0	$36.0

Liabilities:
Deferred compensation arrangements	$4.5	$4.5

	$4.5	$4.5

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
The following table presents the balances of percentage-of-completion accounts which are included in other current assets and accrued liabilities: other, respectively (in thousands):

	September 27,	September 29,
	2008	2007

Cost and Earnings in Excess of Billings	$20,755	$8,114
Billings in Excess of Cost and Earnings	13,752	6,910

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
C.	EARNINGS PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended 09/27/08			Three Months Ended 09/29/07
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$(1,951)			$11,339

EPS — Basic
Income available to common stockholders	(1,951)	19,092	$(0.10)	11,339	19,097	$0.59

Effect of dilutive securities
Options					264

EPS — Diluted
Income available to common stockholders and assumed options exercised	$(1,951)	19,092	$(0.10)	$11,339	19,361	$0.59

	Nine Months Ended 09/27/08			Nine Months Ended 09/29/07
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$5,136			$32,025

EPS — Basic
Income available to common stockholders	5,136	19,045	$0.27	32,025	19,070	$1.68

Effect of dilutive securities
Options		188			349

EPS — Diluted
Income available to common stockholders and assumed options exercised	$5,136	19,233	$0.27	$32,025	19,419	$1.65

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
Options to purchase shares and certain other shares of common stock were not included in the computation of diluted EPS because they were antidilutive given the net loss for the quarter ended September 27, 2008. Options to purchase 30,000 shares of common stock at exercise prices ranging from $31.11 to $36.01 were outstanding as of September 27, 2008, but were not included in the computation of diluted EPS for the nine months ended September 27, 2008 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.
No outstanding options were excluded from the computation of diluted EPS for the quarter and nine months ended September 29, 2007.
D.	SALE OF ACCOUNTS RECEIVABLE
On March 8, 2006 we entered into an accounts receivable sale arrangement with a bank that was terminated on September 26, 2008. Under the terms of this arrangement:
•	We sold specific receivables to the bank at an agreed-upon price at terms ranging from one month to one year.
•	We serviced the receivables sold and outstanding on behalf of the bank at a rate of 0.50% per annum.
•
We received an incentive servicing fee, which we account for as a retained interest in the receivables sold. Our retained interest is determined based on the fair market value of anticipated collections in excess of the Agreed Base Value of the receivables sold. Appropriate valuation allowances are recorded against the retained interest.

•	The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement is $50 million.
No receivables were sold and outstanding as of September 27, 2008. On September 29, 2007, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in other current assets. A summary of the transactions we completed for the first nine months of 2008 and 2007 are presented below (in thousands).

	Nine Months Ended	Nine Months Ended
	September 27, 2008	September 29, 2007
Accounts receivable sold	$369,242	$495,247
Retained interest in receivables	(2,432)	(1,982)
Expense from sale	(882)	(2,182)
Servicing fee received	118	174

Net cash received from sale	$366,046	$491,257

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
E.	ASSETS HELD FOR SALE
Included in assets held for sale is certain property, plant and equipment totaling $11.9 million on September 27, 2008 and $25.4 million on September 29, 2007. These and other idle assets were evaluated based on the requirements of SFAS No. 144, which resulted in an impairment charge totaling approximately $6.2 million included in net loss on disposition of assets and other impairment and exit charges in our Eastern and Western operating segments for the nine months ended September 27, 2008. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets and are included in our Eastern and Western operating segments. The changes in assets held for sale are as follows (in millions):

	Net Book		Net Sales
Description	Value	Date of Sale	Price
Assets held for sale as of December 29, 2007	$33.6
Additions	8.0
Sale of vacant land acquired as part of acquisition of Aljoma	(24.5)	Jan 24, 2008	$24.2
Sale of certain real estate in Thorndale, Ontario	(2.7)	Mar 18, 2008	2.6
Sale of certain real estate in Fishersville, Virginia	(1.5)	Jul 23, 2008	1.9
Sale of certain real estate in Hohenwald, Tennessee	(1.0)	Aug 11, 2008	1.0

Assets held for sale as of September 27, 2008	$11.9

We incurred $1.2 million of severance expense associated with idled facilities for the nine months ended September 27, 2008.
F.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following amounts were included in other intangible assets, net (in thousands):

	September 27, 2008		September 29, 2007
		Accumulated		Accumulated
	Assets	Amortization	Assets	Amortization
Non-compete agreements	$26,899	$(12,120)	$26,505	$(10,718)
Customer relationships	17,734	(9,319)	14,883	(5,006)
Patents	2,980	(949)	2,980	(511)

Total	$47,613	$(22,388)	$44,368	$(16,235)

The estimated amortization expense for intangible assets as of September 27, 2008 for each of the five succeeding fiscal years is as follows (in thousands):

2008	$2,148
2009	8,265
2010	7,006
2011	4,753
2012	2,106
Thereafter	947

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
The changes in the net carrying amount of goodwill and indefinite-lived intangible assets for the nine months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

		Indefinite-
		Lived
		Intangible
	Goodwill	Assets
Balance as of December 29, 2007	$147,932	$2,340
Acquisitions	8,263
Other, net	(248)

Balance as of September 27, 2008	$155,947	$2,340

Balance as of December 30, 2006	$152,837	$2,340
Acquisitions	1,408
Purchase price allocations	(5,422)
Other, net	878

Balance as of September 29, 2007	$149,701	$2,340

G.	STOCK-BASED COMPENSATION
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

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
On a consolidated basis, we have reserved approximately $4.4 million on September 27, 2008 and $4.0 million on September 29, 2007, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.
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
In addition, on September 27, 2008, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
On September 27, 2008, we had outstanding purchase commitments on capital projects of approximately $2.0 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we jointly bid on contracts with framing companies to supply building materials to site-built construction projects. In some of these instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of September 27, 2008, we had approximately $39 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $8 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
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
On September 27, 2008, we had outstanding letters of credit totaling $32.2 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.
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
We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $14.8 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
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
Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer used to manage hazardous waste. Closure involves identification and disposal of contamination which requires removal from the wood treating operations. The ultimate cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contamination, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.4 million. As a result, this amount is recorded in other long-term liabilities on September 27, 2008.
We did not enter into any new guarantee arrangements during the third quarter of 2008 which would require us to recognize a liability on our balance sheet.
I.	BUSINESS COMBINATIONS
We completed the following business combinations in fiscal 2008 and fiscal 2007, which were accounted for using the purchase method.

				(in millions)
		(in millions)	(in millions)	Net
		Purchase	Intangible	Tangible
Company Name	Acquisition Date	Price	Assets	Assets	Business Description
D-Stake Mill and Manufacturing Country	June 9, 2008	$7.1 (asset purchase)	$5.1	$2.0	Manufactures kiln stickers, lath, stakes, decking, and pallets and pallet components for a variety of industries including manufacturing, retail and agriculture. Plants are located in McMinnville, OR and Independence, OR. Combined 2007 sales were $18.5 million.
Shawnlee Construction, LLC (“Shawnlee”)	April 1, 2008	$1.8 (asset purchase)	$1.0	$0.8	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. Purchased an additional 5% membership interest. We currently own a 90% membership interest.
	April 2, 2007	$1.4 (asset purchase)	$0.9	$0.5	Purchased an additional 5% membership interest.
International Wood Industries, Inc. (“IWI”)	February 4, 2008	$14.0 (stock purchase)	$10.6	$3.4	Manufactures and distributes industrial products, including specialty boxes, crates, pallets and skids. Headquartered in Turlock, CA with distribution sites in Hawaii and Alaska. 2007 sales were $40.0 million.
Deck Images	July 10, 2007	$0.9 (asset purchase)	$0.6	$0.3	Manufactures and distributes aluminum railing systems. Located in Hastings, MN. 2006 sales were $1.9 million.
Perfection Trusses, Inc. (“Perfection”)	March 5, 2007	$1.3 (asset purchase)	$0.8	$0.5	Manufactures and distributes roof and floor trusses to the Eastern Florida market. The company is located in Vero Beach, FL. 2006 sales were $3.9 million.
Aljoma Lumber Company (“Aljoma”)	February 12, 2007	$53.5 (stock purchase)	$0.4	$53.1	Manufactures, treats and distributes various wood products, building materials and specialty hardwoods. The company is located in Medley, FL. They serve Florida, the Eastern United States and the Caribbean islands. Aljoma has one of the largest treating facilities in the country. 2006 sales were $225.0 million.
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
Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first nine months of 2008 and 2007 are presented below (in thousands).

	Nine Months Ended 09/27/08			Nine Months Ended 09/29/07
	Eastern			Eastern
	and			and
	Western			Western
	Divisions	All Other	Total	Divisions	All Other	Total
Net sales to outside customers	$1,740,037	$68,704	$1,808,741	$1,905,482	$95,059	$2,000,541
Intersegment net sales	0	24,510	24,510	0	21,308	21,308
Segment operating profit	17,980	1,512	19,492	57,016	8,075	65,091
K.	INCOME TAXES
Our effective tax rate is almost 44% for the year to date, which resulted in tax expense for the quarter despite reporting a book loss. This is primarily due to the impact of non-deductible permanent tax differences and the fact that the federal research and development tax credit was not granted legislative approval until October of 2008.

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
OVERVIEW
Our results for the third quarter of 2008 were impacted by the following:
•
Our overall unit sales decreased 8%, as sales out of existing facilities and operations we closed decreased by 11% this quarter and we experienced a 3% increase in unit sales as a result of acquisitions.

•
We experienced sales decreases in our site-built, manufactured housing, and DIY/retail markets, while we continued to grow sales to the industrial market. We believe we have gained additional share in each of the markets we serve except manufactured housing. We have been able to maintain our significant market share of manufactured housing business.

•
Single-family housing starts decreased approximately 39% in the third quarter of 2008 compared to 2007 as a result of an excess supply of homes, tighter credit conditions, and an increase in foreclosures. In addition, tight credit conditions have recently resulted in a decline in multi-family and light commercial construction activity.

•
Consumer spending for large repair/remodel projects has decreased as many homeowners have lost equity in devalued homes and have less disposable income as a result of higher costs for necessities such as food, fuel and utilities. The Consumer Confidence Index has fallen from 87.3 at the beginning of the year to 38.0 at the end of October.

•
Shipments of HUD code manufactured homes were down 17% in July and August and industry sales of modular homes have also continued to decline due, in part, to an excess supply of site-built homes and tight credit conditions.

•
The industrial market is declining due to the general weakening of the U.S. economy. We gained additional share and increased sales to this market due, in part, to acquisitions and adding new concrete forming business.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•
Our gross profits decreased more than 20% compared to the same period of 2007 due to a combination of lower unit sales out of existing facilities and fixed manufacturing costs; intense pricing pressure, particularly in the site-built market; and higher transportation costs primarily due to an increase in diesel fuel prices and a decline in the number of available carriers.

•
We recorded a $6.2 million expense for asset impairments and other exit costs associated with facilities and equipment we made a decision to idle in the third quarter of 2008. The plants we closed had annual sales of approximately $45 million and annual incremental operating losses of over $6 million.

•
Since the beginning of this difficult economic cycle, we have focused on cash flow and working capital management. We are pleased to have reduced our debt by approximately $39 million and our sale of receivables program by almost $27 million for the first nine months of 2008.

Outlook
Due to unprecedented and prevailing uncertainties throughout the capital markets, which have a direct and material impact on the markets Universal serves, we do not believe our previous sales and net earnings targets for 2008, disclosed in our second quarter 10-Q, are achievable. In addition, we believe that current economic conditions limit our ability to provide meaningful guidance for the ranges of likely financial performance; therefore, we will not provide guidance for the foreseeable future.
Growth & Opportunity 2010 Goals
Since we announced our Growth & Opportunity 2010 Goals in our annual report on form 10-K for the period ended December 30, 2006, industry and general economic conditions have significantly deteriorated. We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The Lumber Market has declined from an average of $388/mbf in 2005 to an average of $262/mbf in 2008; a 32% decline from when we first announced our goals, which has adversely impacted our sales. We are currently reviewing these long-term goals and expect to modify them when market conditions stabilize so new targets can be set using more current data and assumptions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the nine months ended September 27, 2008 and September 29, 2007:

	Random Lengths Composite
	Average $/MBF
	2008	2007

January	$249	$292
February	244	289
March	240	280
April	255	286
May	281	288
June	268	306
July	267	299
August	282	290
September	272	276

Third quarter average	$274	$288
Year-to-date average	$262	$290

Third quarter percentage change from 2007	(4.9%)
Year-to-date percentage change from 2007	(9.7%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2008	2007

January	$337	$414
February	330	405
March	331	396
April	345	397
May	421	390
June	427	410
July	406	412
August	401	374
September	388	347

Third quarter average	$398	$378
Year-to-date average	$376	$394

Third quarter percentage change from 2007	5.3%
Year-to-date percentage change from 2007	(4.6%)

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
BUSINESS COMBINATIONS
See Notes to Consolidated Condensed Financial Statements, Note I, “Business Combinations.”

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.3	87.9	88.7	87.1

Gross profit	10.7	12.1	11.3	12.9
Selling, general, and administrative expenses	9.5	8.7	9.9	9.6
Net loss on disposition of assets and other impairment and exit charges	1.0		0.4

Earnings from operations	0.2	3.4	1.0	3.3
Interest, net	0.4	0.5	0.4	0.6

Earnings (loss) before income taxes and minority interest	(0.2)	2.9	0.6	2.7
Income taxes	0.1	1.1	0.3	1.0

Earnings before minority interest	(0.3)	1.8	0.3	1.7
Minority interest	(0.0)	(0.1)	(0.0)	(0.1)

Net earnings (loss)	(0.3)%	1.7%	0.3%	1.6%

GROSS SALES
We engineer, manufacture, treat, distribute and install lumber, composite wood, plastic, and other building products for the DIY/retail, site-built construction, industrial, and manufactured housing markets. Our strategic long-term sales objectives include:
•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, penetrating the concrete forms market, and increasing our sales of engineered wood components for custom homes, multi- family and light commercial construction.

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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 27,	%	Sept. 29,	Sept. 27,	%	Sept. 29,
Market Classification	2008	Change	2007	2008	Change	2007
DIY/Retail	$251,559	(5.9)	$267,291	$758,898	(7.8)	$823,173
Site-Built Construction	119,772	(24.2)	158,035	361,430	(21.0)	457,663
Industrial	166,327	5. 4	157,836	480,947	5.7	455,129
Manufactured Housing	85,215	(22.5)	110,006	245,713	(19.3)	304,426

Total Gross Sales	622,873	(10.1)	693,168	1,846,988	(9.5)	2,040,391
Sales Allowances	(12,129)		(14,770)	(38,247)		(39,850)

Total Net Sales	$610,744	(10.0)	$678,398	$1,808,741	(9.6)	$2,000,541

Note:	In the first quarter of 2008, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the third quarter of 2008 decreased 10% compared to the third quarter of 2007. We estimate that our unit sales decreased by 8% and overall selling prices decreased by 2% comparing the two periods. We estimate that our unit sales increased 3% as a result of business acquisitions, while unit sales from existing and closed facilities decreased 11%. Our overall selling prices fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”) and were negatively impacted by pricing pressure primarily in the site-built market.
Gross sales in the first nine months of 2008 decreased 9% compared to the first nine months of 2007 resulting from an estimated decrease in units shipped of approximately 7%, while overall selling prices decreased by 2%. We estimate that our unit sales increased 3% as a result of business acquisitions and new plants, while our unit sales from existing and closed facilities decreased by 10%.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 6% in the third quarter of 2008 compared to 2007 primarily due to an estimated 4% decrease in overall unit sales and an estimated 2% decrease in overall selling prices. We estimate that our unit sales increased 2% as a result of acquisitions, while unit sales from existing and closed facilities decreased 6%. Unit sales declined due to the impact of the housing market on our retail customers whose business is closely correlated with single-family housing starts and a decline in consumer spending as evidenced by a decline in same store sales of our “big box” customers.
Gross sales to the DIY/retail market decreased 8% in the first nine months of 2008 compared to 2007 primarily due to an estimated 7% decrease in overall units shipped and an estimated 1% decrease in overall selling prices. We estimate that our unit sales increased 2% as a result of acquisitions, while unit sales from existing and closed facilities decreased 9%. The decrease in unit sales is primarily due to the same factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Site-Built Construction:
Gross sales to the site-built construction market decreased 24% in the third quarter of 2008 compared to 2007 due to an estimated 18% decrease in unit sales out of existing plants and an estimated 6% decrease in our average selling prices primarily due to intense pricing pressure and a soft Lumber Market. National single-family housing starts were off a reported 39% from July through September of 2008 compared to the same period of 2007. We were able to mitigate some of the decrease in the single-family market by pursuing multi-family and light commercial business and increasing our turn-key framing activities. However, these markets are currently being impacted by tight credit conditions.
Gross sales to the site-built construction market decreased 21% in the first nine months of 2008 compared to 2007, due to an estimated 13% decrease in unit sales and an estimated 8% decrease in selling prices. Single-family housing starts have fallen approximately 40% in 2008 compared to 2007.
Industrial:
Gross sales to the industrial market increased 5% in the third quarter of 2008 compared to the same period of 2007, due to an estimated 3% increase in unit sales and an estimated 2% increase in selling prices. Acquisitions and our continued focus on adding new customers, including concrete forming, helped us mitigate the effect of a decline in sales to certain of our customers that supply the housing market or have been impacted by the weakening U.S. economy.
Gross sales to the industrial market increased 6% in the first nine months of 2008 compared to the same period of 2007, due to an estimated 8% increase in units shipped offset by an estimated 2% decrease in selling prices. Unit sales increased for the reasons mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market decreased 23% in the third quarter of 2008 compared to the same period of 2007, primarily due to an estimated 21% decrease in unit sales combined with an estimated 2% decrease in selling prices due to the Lumber Market. Our decline in unit sales from existing facilities was the result of an overall decline in industry production. The industry most recently reported a 17% decrease in HUD code production in July and August, and industry production of modular homes was down 34% in the second quarter of 2008. We believe these trends continued through the third quarter of 2008.
Gross sales to the manufactured housing market decreased 19% in the first nine months of 2008 compared to the same period of 2007. This decrease resulted from an estimated 17% decrease in unit sales combined with an estimated 2% decrease in selling prices. The industry most recently reported a 10% decrease in HUD code production in the first eight months of 2008 compared to the same period in 2007.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007

Value-Added	59.6%	59.4%	60.7%	60.8%
Commodity-Based	40.4%	40.6%	39.3%	39.2%

Note:	In the third quarter of 2007, we reviewed the classification of our product codes and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Value-added sales decreased 10% in the third quarter of 2008 compared to 2007, primarily due to decreased sales of trusses, engineered wood products, and wall panels, offset partially by increases in industrial packaging and related components. Commodity-based sales decreased 11% comparing the third quarter of 2008 with the same period of 2007, primarily due to decreased sales of non-manufactured brite and other lumber and non-manufactured treated lumber.
Value-added sales decreased 10% in the first nine months of 2008 compared to 2007, primarily due to decreased sales of trusses, wall panels, engineered wood products and fencing, offset partially by increases in industrial packaging and related components and turn-key framing and installed sales to site-built customers. Commodity-based sales decreased 9% comparing the first nine months of 2008 with the same period of 2007, primarily due to decreased sales of non-manufactured brite and other lumber and non-manufactured treated lumber.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 10.7% from 12.1% and gross profit dollars decreased more than 20% comparing the third quarter of 2008 with the same period of 2007. The decline in our profitability was primarily due to a combination of:
•	Price pressure in all of our markets but particularly in our site-built market, which reported a significant decline in gross margin.
•	A significant increase in fuel and other transportation costs.
•	Missed buying opportunities as a result of stocking lower levels of lumber inventory.
•	Lower volumes combined with fixed manufacturing costs.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our gross profit percentage decreased to 11.3% from 12.9% and gross profit dollars decreased more than 20% comparing the first nine months of 2008 with the same period of 2007. Our decline in profitability comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by over $0.7 million, or 1.3%, in the third quarter of 2008 compared to the same period of 2007, while we reported an 8% decrease in unit sales. Existing operations increased $2.3 million, operations we closed decreased $4.6 million, and business acquisitions added $1.6 million in SG&A expenses. The increase in SG&A expenses at our existing operations was primarily due to an increase in bad debt expense and bonus expense, partially offset by a decline in wages and related costs due to a reduction in headcount. Approximately $1 million of the increase in bad debt expense was due to an adjustment we recorded in the third quarter of 2007 as a result of a favorable ruling we received on a preference claim. The increase in bonus expense was due to an adjustment we recorded in the third quarter of 2007 to reduce our year to date bonus accrual when we felt several of our profit centers would not achieve our minimum return on investment hurdle to be eligible for bonus.
Selling, general and administrative (“SG&A”) expenses decreased by approximately $14.0 million, or 7.3%, in the first nine months of 2008 compared to the same period of 2007, and we reported a 7% decrease in unit sales. Existing operations decreased SG&A expenses by approximately $2.3 million, operations we closed decreased SG&A expenses $14.9 million, and business acquisitions added $3.2 million in SG&A expenses. The decrease in SG&A expenses at existing operations was primarily due to a decline in wages and related benefits due to a reduction in headcount and a reduction in bonus and other performance related compensation. These decreases were partially offset by an increase in bad debt expense.
We believe our cost reduction efforts will continue to drive down our costs and will have a more significant impact in future reporting periods.
NET LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $6.2 million and $7.4 million of asset impairments and other costs associated with idled facilities and down-sizing efforts in the third quarter and first nine months of 2008, respectively. The plants we closed had annual sales of approximately $45 million and annual incremental operating losses of over $6 million.
INTEREST, NET
Net interest costs were lower in the third quarter and first nine months of 2008 compared to the same period of 2007 due to lower debt balances combined with a decrease in short-term interest rates.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 43.6% in the first nine months of 2008, compared to 36.9% in the first nine months of 2007. This year’s tax rate was negatively impacted by the research & development tax credit for fiscal 2008 which was not granted legislative approval until October 2008, an increase in non-deductible amortization expense associated with recent acquisitions, and the effect of permanent tax differences on lower pre-tax income.
We recorded tax expense of $0.5 million in the third quarter of 2008 on a pre-tax loss of $1.2 million due to the factors discussed above.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007

Cash from operating activities	$33,314	$80,414
Cash from investing activities	(7,694)	(80,022)
Cash from financing activities	(37,766)	(4,753)

Net change in cash and cash equivalents	(12,146)	(4,361)
Cash and cash equivalents, beginning of period	43,605	51,108

Cash and cash equivalents, end of period	$31,459	$46,747

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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 27, 2007 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 44 days in the first nine months of 2008 from 43 days in the first nine months of 2007, due to a one day increase in our days of sales outstanding as a one day decrease in our days of inventory outstanding was offset by a one day decrease in our days of payables outstanding. The increase in our days of sales outstanding was primarily due to slower payments with certain site-built customers and a change in sales mix whereby the industrial market, which has a comparatively longer receivables cycle, comprises a higher percentage of our sales.
Cash from operating activities was approximately $33 million in the first nine months of 2008. Our net earnings of $5.1 million included $44.1 million of non-cash expenses, which were offset by a $15.9 million increase in working capital. Working capital increased primarily due to an increase in accounts receivable due to the termination of our sales of receivables program at the end of September 2008. Terminating this program resulted in $27 million more in accounts receivable at the end of the third quarter 2008 compared to year-end 2007 and $50 million more in accounts receivable at the end of the third quarter 2008 compared to the same period of the prior year.
Our sale of receivables program was terminated on September 26, 2008, due to the downgrade of the credit rating of certain customers whose receivables were part of this program. This downgrade triggered a re-pricing of the program under the terms of the agreement which made this program a less favorable source of liquidity.
We have curtailed our capital expenditures and currently plan to spend approximately $20 million in 2008, which includes outstanding purchase commitments on existing capital projects totaling approximately $2 million on September 27, 2008. We intend to fund capital expenditures and purchase commitments through our operating cash flows.
On September 27, 2008, we had approximately $18 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $30 million on September 27, 2008. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on September 27, 2008. Continued losses may adversely impact our ability to meet certain of these loan covenants in the future without further action on our part. Management will evaluate what, if any, action or actions may be available to resolve any future non-compliance. A possible consequence of non-compliance may include an adjustment to increase our interest rates to reflect current market conditions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Series 1998-A Senior Notes totaling $78.5 million are due on December 21, 2008 and we intend to re-pay them utilizing available cash flow and our revolving credit facility.
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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 27, 2008 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the third quarter ended September 27, 2008, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 29, 2008 – August 2, 2008(1)				1,227,314
August 3 – 30, 2008				1,227,314
August 31 – September 27, 2008				1,227,314

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of September 27, 2008, cumulative total authorized shares available for repurchase is 1.2 million shares.

Item 5. Other Information.
In the third quarter of 2008, the Audit Committee did not approve any non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2008.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: October 31, 2008	By:	/s/ Michael B. Glenn
Michael B. Glenn
Its: Chief Executive Officer

Date: October 31, 2008	By:	/s/ Michael R. Cole
Michael R. Cole
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

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