Form 10-K
period 2008-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 2009-02-25
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 27, 2008.
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.) Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 28, 2008 was $504,439,465 computed at the closing price of $31.06 on that date.
As of January 31, 2009, 19,121,770 shares of the registrant’s common stock, no par value, were outstanding.
Documents incorporated by reference:
(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 27, 2008 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 27, 2008

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
Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 27, 2008 (“2008 Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Selected portions of the 2008 Annual Report are filed as Exhibit 13 with this Form 10-K Report.
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
DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 27% of our total net sales in fiscal 2008, 26% in 2007, and 22% in 2006.

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
We currently supply customers in this market from manufacturing facilities located in many different states and Ontario, Canada. These facilities manufacture various engineered wood components used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000®, I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

We also provide framing services for customers in certain regional markets, in which we erect the wood structure. We believe that providing a comprehensive framing package, including installation, provides a competitive advantage. Terms of sale are based on a construction contract.
Competition in this market is primarily fragmented, but we do compete with a small number of national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components. Our long-term objective is to continue to increase our manufacturing capacity and framing capabilities for this market in certain regions we do not currently serve in order to expand our a national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, purchasing and manufacturing expertise, product quality and timeliness of delivery.
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
Suppliers. We are one of the largest domestic buyers of solid sawn soft wood lumber from primary producers (lumber mills). We use primarily Southern Yellow Pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include “spruce-pine-fir” from various provinces in Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output, (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain programs such as consigned inventory. We believe this represents a competitive advantage.

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
On December 27, 2008 and December 29, 2007, we estimate that backlog orders associated with the site-built construction business approximated $57.7 million and $101.6 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the current fiscal year, however, it is possible that some orders could be canceled.
Environmental. Information required for environmental disclosures is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.
Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”
Employees. On December 27, 2008, we had approximately 6,200 employees.
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
Enforceability of Civil Liabilities Against Foreign Persons.
Not applicable.
Item 1A. Risk Factors.
We are subject to regional, national and global economic conditions. The unprecedented decline in economics throughout the United States could depress demand for our products further.
A sustained downturn in our markets could adversely impact our credit agreements. As of December 27, 2008, excluding various industrial revenue bond and lease obligations, we had approximately $85 million of outstanding indebtedness, all of which are unsecured, comprised of the following:
•	$15 million senior notes due December 2009
•	$40 million senior notes due December 2012
•	$30 million revolving credit facility due February 2012
In addition, we had approximately $32.2 million outstanding under letters of credit, which principally relate to certain insurance contracts and industrial revenue bond obligations. Amounts outstanding under such letters reduced the availability under our $300 million revolving credit facility due February 2012.
As noted elsewhere in this report, we have been experiencing a significant deterioration in the various markets in which we compete. A sustained and continued, significant deterioration in these markets may adversely impact our ability to meet certain of our covenants under one or more of our existing obligations. Management continues to evaluate what, if any, action or actions may be available or necessary to maintain compliance with these various covenants or, if necessary, refinance or replace these obligations.

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
Our ability to achieve sales and margin goals, particularly on sales to the site-built construction market, is impacted by housing starts. If housing starts decline significantly, our financial results could be negatively impacted. Single-family housing starts fell approximately 41% in 2008 compared to 2007. Single-family housing starts are predicted to decline even further in 2009. The manufactured housing market is constricted due in part to lack of available long-term financing and lack of credit-worth buyers. While current government initiatives are designed to improve the flow of capital to this market, the availability and restrictions of its use could lead to further depressed demand.
We are witnessing consolidation by our customers in each of the markets we serve. These consolidations will result in a larger portion of our sales being made to some customers and may limit the customer base we are able to serve.
A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 27% of our total sales in 2008, 26% in 2007, and 22% in 2006.
Current economic and credit market conditions have increased the risk that we may not collect a greater percentage of our receivables. Economic and credit conditions may significantly impact our bad debt expense. We continue to monitor our customer’s credit profiles carefully and make changes in our terms when necessary in response to this heightened risk.
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

We may be adversely affected by the impact of environmental and safety regulations. We are subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted in the future, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. If laws regarding carbon emission, more expensive energy choices, or taxes and fees on resource use are enacted, it could significantly increase our costs of operation, raise costs to our customers, and create a further barrier to demand for United States manufactured products.
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
Inbound and outbound transportation costs represent a significant part of our cost structure. A rapid and prolonged increase in fuel prices will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases.
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 85 facilities located throughout the United States, Canada, and Mexico. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.
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
Additional Item: Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2009. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
William G. Currie	61	Executive Chairman, Universal Forest Products, Inc.
Michael B. Glenn	57	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	49	President and Chief Operating Officer, Universal Forest Products, Inc.
C. Scott Greene	53	President, Universal Forest Products Eastern Division, Inc.
Richard C. Frazier	66	President, Universal Forest Products Western Division, Inc.
Robert D. Coleman	54	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad	48	Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole	42	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Ronald G. Klyn	51	Chief Information Officer, Universal Forest Products, Inc.
Joseph F. Granger	43	Executive Vice President of Sales and Marketing, Universal Forest Products, Inc.

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
Patrick M. Webster joined us in 1985.  He has held various sales, purchasing and management positions throughout his career with us.  Mr. Webster became Vice President of the Far West Region in 1999, on July 1, 2007, became President of Universal Forest Products Western Division, Inc., and on January 1, 2009 became our President and Chief Operating Officer.
C. Scott Greene joined us in 1991. In November of 1996 he became General Manager of Operations for our Florida Region, and in January of 1999 became Vice President of Marketing for Universal Forest Products, Inc. During early 2000, Mr. Greene became President of Universal Forest Products Eastern Division, Inc.
Richard C. Frazier joined us in 1985 as Vice President of our Southwest Region.  He held this position until January 1, 2008, when he took on a new position to work on special projects throughout Company.  On January 1, 2009, Mr. Frazier became President of the Universal Forest Products Western Division, Inc.
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

PART II
The following information items in this Part II, which are contained in the 2008 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2008 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(a)	The information relating to market, holders and dividends is incorporated by reference from the 2008 Annual Report under the caption “Price Range of Common Stock and Dividends.”

There were no recent sales of unregistered securities.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)

September 28 – November 1, 2008(1)				1,227,314
November 2 – 29, 2008				1,227,314
November 30 – December 27, 2008	2,461	$25.25	2,461	1,224,853

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of December 27, 2008, the cumulative total of authorized shares available for repurchase is 1.2 million shares.

Item 6. Selected Financial Data.
The information required by this Item is incorporated by reference from the 2008 Annual Report under the caption “Selected Financial Data.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference from the 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On December 27, 2008, the estimated fair value of our long-term debt, including the current portion, was $101.7 million, which was $0.5 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.
Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalents, in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$15,000			$40,000			$55,000
Average interest rate	5.63%			6.16%
Variable Rate ($US)	$490	$303	$254	$30,527		$14,600	$46,174
Average interest rate(1)	6.2%

(1)	Average of rates at December 27, 2008.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item is incorporated by reference from the 2008 Annual Report under the following captions:
“Management’s Annual Report on Internal Control Over Financial Reporting”
“Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting”
“Report of Independent Registered Public Accounting Firm On Financial Statements”
“Consolidated Balance Sheets”
“Consolidated Statements of Earnings”
“Consolidated Statements of Shareholders’ Equity”
“Consolidated Statements of Cash Flows”
“Notes to Consolidated Financial Statements”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(1)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 27, 2008 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2008 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2008 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls. During the fourth quarter ended December 27, 2008, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 27, 2008 for the 2009 Annual Meeting of Shareholders, as filed with the Commission (“2009 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.
Item 11. Executive Compensation.
Information relating to director and executive compensation is incorporated by reference from the 2009 Proxy Statement under the caption “Executive Compensation.” The “Personnel and Compensation Committee Report” included in the 2009 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2009 Proxy Statement under the captions “Ownership of Common Stock” and “Securities Ownership of Management.”
Information relating to securities authorized for issuance under equity compensation plans as of December 27, 2008, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,047	$22.16	1,031,979
Equity compensation plans not approved by security holders	none

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2009 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”
Item 14. Principal Accountant Fees and Services.
Information relating to the types of services rendered by our Independent Auditors and the fees paid for these services is incorporated by reference from our 2009 Proxy Statement under the caption “Independent Public Accountants – Disclosure of Fees.”
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2008 Annual Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm On Financial Statements
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

Dated: February 25, 2009	UNIVERSAL FOREST PRODUCTS, INC.
	By:	/s/ Michael B. Glenn
Michael B. Glenn, Chief Executive Officer
and

/s/ Michael R. Cole
Michael R. Cole, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February, 2009, by the following persons on behalf of us and in the capacities indicated.
Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Peter F. Secchia	/s/ William G. Currie

Peter F. Secchia, Director	William G. Currie, Director

/s/ Dan M. Dutton	/s/ John M. Engler

Dan M. Dutton, Director	John M. Engler, Director

/s/ John W. Garside	/s/ Michael B. Glenn

John W. Garside, Director	Michael B. Glenn, Director

/s/ Gary F. Goode	/s/ Mark A. Murray

Gary F. Goode, Director	Mark A. Murray, Director

/s/ William R. Payne	/s/ Louis A. Smith

William R. Payne, Director	Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description
3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant’s Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

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

*(a)(7)
Consulting and Non-Compete Agreement with William G. Currie, dated December 17, 2007 was filed as Exhibit 10(a)(7) to a Form 10-K, Annual Report for the year ended December 29, 2007 and the same is incorporated herein by reference.

E-1

Exhibit #	Description

*(a)(8)
Employment, Consulting (and Non-Competition) Agreement with Robert K. Hill, dated June 15, 2007 was filed as Exhibit 10(a)(8) to a Form 10-K, Annual Report for the year ended December 29, 2007 and the same is incorporated herein by reference.

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

E-2

Exhibit #	Description

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 27, 2008.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

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