Form 10-K/A
period 2008-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 2009-03-06
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 27, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period of                      to                     .
Commission File No.: 0-22684
UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (616) 364-6161
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class None	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(b) of the Act:
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
Exhibit Index located on page E-1.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Annual Report on Form 10-K filed by Universal Forest Products, Inc. (the “Company”) is to correct Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. The Annual Report on Form 10-K originally filed by the Company on February 25, 2009 (the “Original Annual Report”) contained an incorrect number of securities remaining available for future issuance under equity compensation plans. The Company has made no other changes to the Original Annual Report.

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
Information relating to securities authorized for issuance under equity compensation plans as of December 27, 2008, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,047	$22.16	1,632,247
Equity compensation plans not approved by security holders	none

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2009	UNIVERSAL FOREST PRODUCTS, INC.
	By:	/s/ Michael B. Glenn
Michael B. Glenn, Chief Executive Officer

and
/s/ Michael R. Cole
Michael R. Cole, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 5th day of March, 2009, by the following persons on behalf of us and in the capacities indicated.

/s/ Peter F. Secchia	/s/ William G. Currie

Peter F. Secchia, Director*	William G. Currie, Director*

/s/ Dan M. Dutton	/s/ John M. Engler

Dan M. Dutton, Director*	John M. Engler, Director*

/s/ John W. Garside	/s/ Michael B. Glenn

John W. Garside, Director*	Michael B. Glenn, Director*

/s/ Gary F. Goode	/s/ Mark A. Murray

Gary F. Goode, Director*	Mark A. Murray, Director*

/s/ William R. Payne	/s/ Louis A. Smith

William R. Payne, Director*	Louis A. Smith, Director*

*By:	/s/ Michael R. Cole
Michael R. Cole, Attorney-in-Fact

EXHIBIT INDEX

Exhibit #	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.