Form 10-Q
period 2009-03-28
UNIVERSAL FOREST PRODUCTS INC
filed 2009-04-23
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2009

Common stock, no par value	19,178,761

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at March 28, 2009 December 27, 2008, and March 29, 2008	3

Consolidated Condensed Statements of Earnings for the Three Months Ended March 28, 2009 and March 29, 2008	4

Consolidated Statements of Equity for the Three Months Ended March 28, 2009 and March 29, 2008	5

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 28, 2009 and March 29, 2008	6

Notes to Consolidated Condensed Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities — NONE

Item 4. Submission of Matters to a Vote of Security Holders — NONE

Item 5. Other Information	28

Item 6. Exhibits	29

Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
 (Unaudited)
(in thousands, except share data)

	March 28,	December 27,	March 29,
	2009	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,427	$13,337	$33,584
Accounts receivable, net	180,021	138,043	161,896
Inventories:
Raw materials	108,982	109,942	135,767
Finished goods	81,819	83,554	124,525

	190,801	193,496	260,292
Assets held for sale	5,490	8,296	10,412
Refundable income taxes	366	6,283	7,799
Other current assets	17,513	21,453	30,204

TOTAL CURRENT ASSETS	403,618	380,908	504,187

OTHER ASSETS	3,522	5,927	7,747
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	156,937	159,263	155,053
OTHER INTANGIBLE ASSETS, net	22,723	22,751	27,407
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	503,393	505,177	509,716
Accumulated depreciation and amortization	(263,144)	(258,007)	(242,668)

PROPERTY, PLANT AND EQUIPMENT, NET	240,249	247,170	267,048

TOTAL ASSETS	$827,049	$816,019	$961,442

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,345	$63,184	$103,198
Accrued liabilities:
Compensation and benefits	41,160	49,306	47,864
Other	21,888	22,620	29,412
Current portion of long-term debt and capital lease obligations	16,223	15,490	1,012

TOTAL CURRENT LIABILITIES	153,616	150,600	181,486

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	96,235	85,684	194,277
DEFERRED INCOME TAXES	17,708	17,056	24,469
OTHER LIABILITIES	12,153	14,453	17,376

TOTAL LIABILITIES	279,712	267,793	417,608

EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,178,761, 19,088,880 and 18,940,741	$19,179	$19,089	$18,941
Additional paid-in capital	129,558	128,830	124,457
Retained earnings	392,105	393,312	386,677
Accumulated other comprehensive earnings	2,106	2,353	4,460

	542,948	543,584	534,535
Employee stock notes receivable	(1,672)	(1,701)	(1,538)

	541,276	541,883	532,997
Noncontrolling interest	6,061	6,343	10,837

TOTAL EQUITY	547,337	548,226	543,834

TOTAL LIABILITIES AND EQUITY	$827,049	$816,019	$961,442

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
 (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 28,	March 29,
	2009	2008

NET SALES	$361,722	$489,512

COST OF GOODS SOLD	314,901	434,692

GROSS PROFIT	46,821	54,820

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	49,092	58,544
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	(1,136)	807

LOSS FROM OPERATIONS	(1,135)	(4,531)

INTEREST EXPENSE	1,074	3,594
INTEREST INCOME	(83)	(373)

	991	3,221

LOSS BEFORE INCOME TAXES	(2,126)	(7,752)

INCOME TAX BENEFIT	(963)	(3,350)

NET LOSS	(1,163)	(4,402)

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(44)	(174)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(1,207)	$(4,576)

LOSS PER SHARE — BASIC	$(0.06)	$(0.24)

LOSS PER SHARE — DILUTED	$(0.06)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC LOSS	19,184	18,996

WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED LOSS	19,184	18,996
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
 (Unaudited)
(in thousands, except share and per share data)

	Controlling Interest Shareholders’ Equity
				Accumulated
				Other	Employees
		Additional Paid-	Retained	Comprehensive	Stock Notes	Noncontrolling
	Common Stock	In Capital	Earnings	Earnings	Receivable	Interest	Total
Balance at December 29, 2007	$18,908	$123,368	$391,253	$4,704	$(1,565)	$10,376	$547,044
Comprehensive loss:
Net loss			(4,576)			174
Foreign currency translation adjustment				(244)		64
Total comprehensive loss							(4,582)
Capital contribution from noncontrolling interest						369	368
Distributions to noncontrolling interest						(146)	(145)
Issuance of 20,476 shares under employee stock plans	21	368					389
Issuance of 2,444 shares under stock grant programs	2	65					67
Issuance of 9,980 shares under deferred compensation plans	10	(10)					—
Tax benefits from non-qualified stock options exercised		43					43
Expense associated with share-based compensation arrangements		250					250
Accrued expense under deferred compensation plans		373					373
Payments received on employee stock notes receivable					27		27

Balance at March 29, 2008	$18,941	$124,457	$386,677	$4,460	$(1,538)	$10,837	$543,834

Balance at December 27, 2008	$19,089	$128,830	$393,312	$2,353	$(1,701)	$6,343	$548,226
Comprehensive loss:
Net loss			(1,207)			44
Foreign currency translation adjustment				(247)		(256)
Total comprehensive loss							(1,666)
Distributions to noncontrolling interest						(70)	(70)
Issuance of 15,602 shares under employee stock plans	16	301					317
Issuance of 3,630 shares under stock grant programs	4	74					78
Issuance of 72,179 shares under deferred compensation plans	72	(72)					—
Received 1,530 shares for the exercise of stock options	(2)	(30)					(32)
Tax benefits from non-qualified stock options exercised		6					6
Change in deferred tax asset		(518)					(518)
Expense associated with share-based compensation arrangements		637					637
Accrued expense under deferred compensation plans		330					330
Payments received on employee stock notes receivable					29		29

Balance at March 28, 2009	$19,179	$129,558	$392,105	$2,106	$(1,672)	$6,061	$547,337

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(1,207)	$(4,576)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	8,417	9,601
Amortization of intangibles	2,563	2,280
Expense associated with share-based compensation arrangements	637	250
Excess tax benefits from share-based compensation arrangements	—	(26)
Expense associated with stock grant plans	78	67
Deferred income taxes	214	(85)
Net earnings attributable to noncontrolling interest	44	174
Net (gain) loss on disposition of assets and other impairment and exit charges	(1,599)	219
Changes in:
Accounts receivable	(41,760)	(17,053)
Inventories	2,353	(21,954)
Accounts payable	11,231	18,600
Accrued liabilities and other	972	7,077

NET CASH FROM OPERATING ACTIVITIES	(18,057)	(5,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,217)	(5,612)
Acquisitions, net of cash received	—	(14,100)
Proceeds from sale of property, plant and equipment	5,575	26,703
Advances on notes receivable	(14)	(815)
Collections of notes receivable	30	332
Insurance proceeds	242	—
Other, net	9	16

NET CASH FROM INVESTING ACTIVITIES	2,625	6,524

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	10,577	(11,271)
Repayment of long-term debt	(93)	(104)
Borrowings of long-term debt	800	—
Proceeds from issuance of common stock	317	389
Distributions to noncontrolling interest	(70)	(146)
Excess tax benefits from share-based compensation arrangements	—	26
Other, net	(9)	(13)

NET CASH FROM FINANCING ACTIVITIES	11,522	(11,119)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,910)	(10,021)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,337	43,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,427	$33,584

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$444	$1,436
Income taxes	(7,138)	(10,521)

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$2,351	$289
Stock received for the exercise of stock options, net	32	—
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
In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 2008.
Effective at the beginning of the fiscal year ending December 26, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.
B.	FAIR VALUE
Effective at the beginning of the fiscal year ended December 27, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption has not had a material impact on our consolidated financial statements. SFAS 157 requires fair value measurements be classified and disclosed in one of three categories.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Effective at the beginning of the fiscal year ended December 26, 2009, we adopted the nonfinancial asset and liability provisions of SFAS 157 as previously deferred by FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).
The following table summarizes the valuation of our financial instruments.

	March 28, 2009			March 29, 2008
		Quoted	Prices		Quoted	Prices
		Prices in	with Other		Prices in	with Other
		Active	Observable		Active	Observable
		Markets	Inputs		Markets	Inputs
(in millions)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$9.4	$9.4		$33.6	$33.6
Trading marketable securities	0.6	0.6		4.6	4.6
Assets held for sale	1.0		$1.0
Property, plant and equipment	0.2		0.2	0.9		$0.9

	$11.2	$10.0	$1.2	$39.1	$38.2	$0.9

Effective at the beginning of the fiscal year ended December 27, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.
C.	REVENUE RECOGNITION
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
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 28,	December 27,	March 29,
	2009	2008	2008

Cost and Earnings in Excess of Billings	$4,200	$7,934	$12,225
Billings in Excess of Cost and Earnings	4,640	5,882	8,421
D.	LOSS PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended March 28, 2009			Three Months Ended March 29, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Loss Attributable to Controlling Interest	$(1,207)			$(4,576)

EPS – Basic
Income available to common stockholders	(1,207)	19,184	$(0.06)	(4,576)	18,996	$(0.24)

Effect of dilutive securities
Options		0			0

EPS — Diluted
Income available to common stockholders and assumed options exercised	$(1,207)	19,184	$(0.06)	$(4,576)	18,996	$(0.24)

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Options to purchase shares and certain other shares of common stock were not included in the computation of diluted EPS because they were antidilutive given the net loss for the quarters ended March 28, 2009 and March 29, 2008.
E.	SALE OF ACCOUNTS RECEIVABLE
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

•	The maximum amount of receivables, net of retained interest, which may be sold and outstanding at any point in time under this arrangement was $50 million.
No receivables were outstanding as of March 28, 2009. On March 29, 2008, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in “Other current assets”. A summary of the transactions we completed for the first three months of 2008 are presented below (in thousands).

Three Months Ended
March 29, 2008
Accounts receivable sold	$111,940
Retained interest in receivables	(2,432)
Expense from sale	(372)
Servicing fee received	47

Net cash received from sale	$109,183

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
F.	ASSETS HELD FOR SALE AND NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENTS AND EXIT CHARGES
Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $5.5 million on March 28, 2009 and $10.4 million on March 29, 2008. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets. These and other idle assets were evaluated based on the requirements of SFAS 144, which resulted in certain impairment and other exit charges. “Net (gain) loss on disposition of assets and other impairment and exit charges” consists of the following amounts, separated by reporting segment, for the periods presented below (in millions):

	March 28, 2009		March 29, 2008
	Eastern and		Eastern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$0.5		$0.6
Fixed assets	0.8		0.2
Gain on sale of real estate	(2.4)
The changes in assets held for sale in 2009 are as follows (in millions):

	Net Book		Net Sale
Description	Value	Date of Sale	Price
Assets held for sale as of December 27, 2008	$8.3
Sale of certain real estate in Woodburn, Oregon	(2.8)	February 6, 2009	$5.2

Assets held for sale as of March 28, 2009	$5.5

G.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES
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
On a consolidated basis, we have reserved approximately $4.3 million on March 28, 2009 and $4.4 million on March 29, 2008, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
From time to time, various special interest environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products. The wood preservation industry trade groups are working with the individual states and their regulatory agencies to provide an accurate, factual background which demonstrates that the present method of uses and disposal is scientifically supported. We market a modest amount of CCA treated products for permitted, non-residential applications.
We have not accrued for any potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change.
In addition, on March 28, 2009, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On March 28, 2009, we had outstanding purchase commitments on capital projects of approximately $1.5 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 28, 2009, we had approximately $23.4 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $26.9 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
We have entered into operating leases for certain personal property assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $2.0 million.
On March 28, 2009, we had outstanding letters of credit totaling $32.2 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the Series 2002-A Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.
Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.4 million. As a result, this amount is recorded in other long-term liabilities on March 28, 2009.
We did not enter into any new guarantee arrangements during the first quarter of 2009 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
H.	BUSINESS COMBINATIONS
No business combinations were completed in fiscal 2009. We completed the following business combinations in fiscal 2008, which were accounted for using the purchase method (in millions).

				Net
Company	Acquisition	Purchase	Intangible	Tangible	Reportable
Name	Date	Price	Assets	Assets	Segment	Business Description
D-Stake Mill and Manufacturing Country (“D-Stake”)	June 9, 2008	$7.1 (asset purchase)	$5.1	$2.0	Western Division
Manufactures kiln stickers, lath, stakes, decking, and pallets and pallet components for a variety of industries including manufacturing, retail and agriculture. Plants are located in McMinnville, OR and Independence, OR. Combined 2007 sales were $18.5 million.

						Purchased 100% of the inventory, property, plant and equipment, and intangibles
Shawnlee Construction, LLC (“Shawnlee”)	April 1, 2008	$1.8 (asset purchase)	$1.0	$0.8	Eastern Division	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. We currently own a 90% membership interest and have purchased and additional 5% interest each year.
Romano Construction Company, Ltd. (“Romano”	March 15, 2008	$0.4 (asset purchase)	$0.2	$0.2	Eastern Division	Provides framing services and is located in Middletown, NY. Purchased 100% of the property, plant and equipment and intangibles
International Wood Industries, Inc. (“IWI”)	February 4, 2008	$14.0 (stock purchase)	$10.6	$3.4	Western Division
Manufactures and distributes industrial products, including specialty boxes, crates, pallets and skids. Headquartered in Turlock, CA with distribution sites in Hawaii and Alaska. 2007 sales were $40.0 million.

						Purchased 100% voting interest
The purchase price allocation for D-Stake is preliminary and will be revised as final estimates of intangible asset values are made. The purchase price allocation for IWI was finalized during the period. The amounts assigned to major intangible classes for business combinations mentioned above are as follows (in millions):

				Goodwill –
	Non-compete	Customer	Goodwill –	Tax
	agreements	Relationships	Total	Deductible
D-Stake	$2.6		$2.5	$2.5
Shawnlee	0.3	$0.4	0.3	0.3

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The purchase price allocation for IWI was finalized during the period as follows (in millions).

				Goodwill –
	Non-compete	Customer	Goodwill –	Tax
	agreements	Relationships	Total	Deductible
IWI — preliminary	5.4		5.2
Final purchase price allocations	(3.0)	5.6	(2.6)
IWI — final	2.4	5.6	2.6	0.0
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
Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first three months of 2009 and 2008 are presented below (in thousands).

	March 28, 2009			March 29, 2008
	Eastern			Eastern
	and			and
	Western			Western
	Divisions	All Other	Total	Divisions	All Other	Total
Net sales to outside customers	$341,877	$19,845	$361,722	$474,255	$15,257	$489,512
Intersegment net sales	0	6,052	6,052	0	4,949	4,949
Segment operating profit (loss)	391	(1,526)	(1,135)	(3,475)	(1,056)	(4,531)
J.	SUBSEQUENT EVENTS
On April 1, 2009, we purchased an additional 5% interest in Shawnlee Construction, LLC. The purchase price was approximately $1.8 million.
On April 17, 2009, we announced a semi-annual dividend of $0.06 per share, payable June 15, 2009 to the shareholders of record on June 1, 2009. The dividend was approved by our Board of Directors at their April 15, 2009 meeting.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs and assumptions of management, together with information available to us when the statements were made. Future results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below and certain economic and business factors which may be beyond our control. Investors are cautioned that all forward-looking statements involve risks and uncertainty. We also encourage you to read our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. That report includes “Risk Factors” that you should consider in connection with any decision to buy or sell our securities. We are pleased to present this overview of 2008.
OVERVIEW
Our results for the first quarter of 2009 were impacted by the following:
•
We experienced sales decreases in all of our markets, nonetheless, we believe we have gained additional share in each of the markets we serve, except manufactured housing. We have been able to maintain our share of this market.

•
Our overall unit sales decreased 23%, as sales out of existing facilities and operations we closed decreased by 24% this quarter and we experienced a 1% increase in unit sales as a result of acquisitions.

•
Single-family housing starts decreased approximately 53% in January and February of 2009 compared to 2008 as a result of an excess supply of homes, tight credit conditions, and an increase in foreclosures. In addition multi-family and commercial construction has decreased approximately 50% and 23%, respectively, in January and February 2009 compared to the same period of 2008.

•
Consumer spending for large repair/remodel projects has decreased due to general economic conditions, among other factors. The Consumer Confidence Index has fallen from 66 in March of 2008 to 26 in March of 2009, and the same store sales of “big box” home improvement retailers have declined at double-digit rates.

•
Shipments of HUD code manufactured homes were down 46% in January and February and industry sales of modular homes have also continued to decline due, in part, to an excess supply of site-built homes and tight credit conditions.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•	The industrial market is declining due to the general weakening of the U.S. economy. We gained additional share of this market due, in part, to acquisitions and adding new concrete forming business.
•	Our gross margin increased to 12.9% from 11.2% in 2008 primarily due to our improvement in labor costs as a percentage of net sales as a result of plant consolidation and right-sizing efforts in 2008.
•	Our SG&A expenses are down approximately $9.5 million, or 16%, from the first quarter of 2008, due to our right-sizing efforts and plant consolidation actions we took last year.
•
Our interest expense decreased by $2.5 million, or 70%, as our interest-bearing debt and sale of receivables program declined to $112 million at the end of March of 2009 compared to $245 million at the end of March of 2008.

Outlook
We expect the current challenging conditions to prevail throughout 2009; however, our strong financial position, solid business model, diverse business opportunities and ability to adjust appropriately to our opportunities position us well to endure challenging times. We believe that current economic conditions and uncertainties limit our ability to provide meaningful guidance for ranges of likely financial performance; therefore, we will not provide annual sales or net earnings targets for the foreseeable future.
Route 2012
Since we discussed our Growth & Opportunity 2010 (“GO 2010”) goals in our annual report on form 10-K for the period ended December 30, 2006, industry and general economic conditions have significantly deteriorated. In addition, the Lumber Market has declined from an average of $388/mbf in 2005 to an average of $197/mbf in 2009; a 49% decline from when we first set our goals, which has adversely impacted our sales.
In place of our GO 2010 goals, we have a new four-year growth plan titled “Route 2012,” which includes goals to be achieved by the end of our fiscal year 2012 including:
•	Increase sales to $3 billion.
•	Improve productivity by 15%.
•	Improve profitability by three hundred basis points through productivity improvements, cost reductions, and growth.
•	Improve receivables cycles in our industrial, site-built and manufactured housing markets by 10% by reducing the amount of our receivables that are paid past the agreed upon due date.
•	Improve inventory turnover by 10%.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the three months ended March 28, 2009 and March 29, 2008:

	Random Lengths Composite
	Average $/MBF
	2009	2008

January	$198	$249
February	199	244
March	195	240

First quarter average	$197	$244

First quarter percentage change from 2008	(19.3%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2008	2007

January	$328	$337
February	321	330
March	319	331

First quarter average	$323	$333

First quarter percentage change from 2008	(3.0%)
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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
BUSINESS COMBINATIONS
See Notes to Consolidated Condensed Financial Statements, Note H, “Business Combinations.”
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended
	March 28,	March 29,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	87.1	88.8

Gross profit	12.9	11.2
Selling, general, and administrative expenses	13.5	12.0
Net (gain) loss on disposition of assets and other impairment and exit charges	(0.3)	0.1

Loss from operations	(0.3)	(0.9)
Interest, net	0.3	0.7

Loss before income taxes	(0.6)	(1.6)
Income tax benefit	(0.3)	(0.7)

Net loss	(0.3)	(0.9)
Less net earnings attributable to noncontrolling interest	(0.0)	(0.0)

Net loss attributable to controlling interest	(0.3)%	(0.9)%

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
GROSS SALES
We market, manufacture and engineer wood and wood-alternative products for the DIY/retail market, structural lumber products for the manufactured housing market, engineered wood components for the site-built construction market, and specialty wood packaging for various markets. We also provide framing services for the site-built construction market and various forms for concrete construction. Our strategic long-term sales objectives include:
•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forms market, and increasing our sales of engineered wood components for custom home, multi-family and light commercial construction.

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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended
	March 28,	%	March 29,
Market Classification	2009	Change	2008
DIY/Retail	$168,134	(4.2)	$175,460
Site-Built Construction	60,765	(43.2)	107,008
Industrial	103,658	(25.8)	139,608
Manufactured Housing	36,550	(52.2)	76,441

Total Gross Sales	369,107	(26.0)	498,517
Sales Allowances	(7,385)		(9,005)

Total Net Sales	$361,722		$489,512

Note:	In the first quarter of 2009, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Gross sales in the first quarter of 2009 decreased 26% compared to the first quarter of 2008. We estimate that our unit sales decreased by 23% and overall selling prices decreased by 3% comparing the two periods. We estimate that our unit sales increased 1% as a result of business acquisitions, while unit sales from existing and closed facilities decreased 24%. Our overall selling prices may fluctuate as a result of the Lumber Market (see “Historical Lumber Prices) and competitive factors.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 4% in the first quarter of 2009 compared to 2008 primarily due to an estimated 1% decrease in overall unit sales and an estimated 3% decrease in overall selling prices due to the Lumber Market. We estimate that our unit sales increased 2% as a result of acquisitions, while unit sales from existing and closed facilities decreased 3%. Unit sales declined due to the impact of the housing market on our retail customers whose business is closely correlated with single-family housing starts and a decline in consumer spending as evidenced by double-digit declines in same store sales reported by our “big box” customers. We achieved market share gains in 2009 which offset most of the impact of these adverse market conditions.
Site-Built Construction:
Gross sales to the site-built construction market decreased 43% in the first quarter of 2009 compared to 2008 due to an estimated 35% decrease in unit sales out of existing plants and an estimated 8% decrease in our average selling prices primarily due to a soft Lumber Market. National single-family housing starts were off a reported 53% for January and February of 2009 compared to the same period of 2008. Multi-family and commercial construction activity declined approximately 50% and 23%, respectively, in January and February 2009 compared to the same period of 2008.
Industrial:
Gross sales to the industrial market decreased 26% in the first quarter of 2009 compared to the same period of 2008, due to a decrease in unit sales. We continue to experience a decline in sales to certain of our customers that supply the housing market or have been impacted by the weakening U.S. economy. We have been able to offset some of the impact of a decline in demand with market share gains and our continued penetration of the concrete forming market.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Manufactured Housing:
Gross sales to the manufactured housing market decreased 52% in the first quarter of 2009 compared to the same period of 2008, primarily due to an estimated 49% decrease in unit sales combined with an estimated 3% decrease in selling prices due to the Lumber Market. Our decline in unit sales was the result of an overall decline in industry production. The industry most recently reported a 46% decrease in HUD code shipments in January and February of 2009. Industry sales of modular homes have also continued to decline.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended
	March 28,	March 29,
	2009	2008

Value-Added	60.6%	60.9%
Commodity-Based	39.4%	39.1%
Value-added sales decreased 26% in the first quarter of 2009 compared to 2008, primarily due to decreased sales of trusses, turn-key framing and installed sales, engineered wood products, and manufactured component lumber. Commodity-based sales decreased 25% comparing the first quarter of 2009 with the same period of 2008, primarily due to decreased sales of non-manufactured brite and other lumber and panels.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage increased to 12.9% from 11.2%. In addition, our gross profit dollars decreased by almost 15% comparing the first quarter of 2009 with the same period of 2008, which compares favorably with our 23% decrease in unit sales. Our improved gross margin is primarily due to:
•	a reduction in our labor costs as a percentage of net sales due to plant consolidation and right-sizing efforts previously taken

•	a reduction in our material costs as percentage of sales as a result of better inventory management to protect margins and a rebate received from a vendor

•	efforts to rationalize business and receive price increases or turn down business that does not meet minimum margin requirements

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $9.5 million, or 16.1%, in the first quarter of 2009 compared to the same period of 2008, while we reported a 23% decrease in unit sales. Existing operations decreased $6.5 million, operations we closed decreased $3.6 million, and business acquisitions added $0.6 million in SG&A expenses. The decrease in SG&A expenses at our existing operations was primarily due to a decline in wages and related costs due to a reduction in headcount and a decline in many other account categories as a result of efforts to control costs. These decreases were partially offset by an increase in bad debt expense and amortization expense associated with intangible assets we acquired in 2008. Our SG&A expenses increased as a percentage of sales due to a combination of certain fixed costs (e.g. building rent, property insurance, and amortization expense) and bad debt expense.
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $1.3 million of asset impairments and other costs associated with idled facilities and down-sizing efforts in the first quarter of 2009. These costs were offset by a $2.4 million gain on the sale of certain real estate. We believe these actions will improve our cost structure, profitability and cash flow in future reporting periods.
INTEREST, NET
Net interest costs were lower in the first quarter of 2009 compared to the same period of 2008 due to lower debt balances combined with a decrease in short-term interest rates upon which our variable rate debt is based.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate increased to 45.3% in the first three months of 2009, compared to 43.2% in the first three months of 2008 primarily due to the timing of certain permanent tax differences.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008

Cash from operating activities	$(18,057)	$(5,426)
Cash from investing activities	2,625	6,524
Cash from financing activities	11,522	(11,119)

Net change in cash and cash equivalents	(3,910)	(10,021)
Cash and cash equivalents, beginning of period	13,337	43,605

Cash and cash equivalents, end of period	$9,427	$33,584

In general, we financed our growth in the past through a combination of operating cash flows, our revolving credit facility, industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed. We are currently below our internal targets and plan to manage our capital structure conservatively in light of current economic conditions.
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 29, 2008 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 61 days in the first three months of 2009 from 55 days in the first three months of 2008, due to a three day increase in our days supply of inventory, and a two day increase in our days of sales outstanding, and a one day decrease in our days of payables outstanding. The increase in our days supply of inventory was primarily due to a combination of lower than planned sales early in the quarter and inventory positions we have taken to protect margins on future business.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Cash used in operating activities was approximately $18 million in the first three months of 2009. Our net loss of $1.2 million included $10.4 million of non-cash expenses and a $27.2 million increase in working capital. Working capital increased primarily due to an increase in accounts receivable as a result of 47% higher sales in March of 2009 compared to December of 2008. In the prior year, there was approximately $23 million of positive cash flow included in operating activities related to our sale of receivables program. Specifically, at the end of December 2007 and March 2008, we had approximately $27 million and $50 million of receivables sold and outstanding under this program. This program was terminated in September 2008.
We have made the decision to limit our investing activities in 2009 and make debt repayment our first priority for use of our operating cash flows. As a result, we have curtailed our capital expenditures and currently plan to spend approximately $10 million in 2009, which includes outstanding purchase commitments on existing capital projects totaling approximately $1.5 million on March 28, 2009. We intend to fund capital expenditures and purchase commitments through our operating cash flows.
On March 28, 2009, we had approximately $41 million outstanding on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $29.7 million on March 28, 2009. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on March 28, 2009. If our profitability declines in the future, it may adversely impact our ability to meet certain of these loan covenants without further action on our part. Management will evaluate what, if any, action or actions may be available to resolve any future non-compliance. A possible consequence of non-compliance may include an adjustment to increase our interest rates to reflect current market conditions.
Our Series 2002-A Senior Notes totaling $15.0 million are due on December 18, 2009. We intend to re-pay this debt through cash flow generated in 2009.
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note G, “Commitments, Contingencies, and Guarantees.”
CRITICAL ACCOUNTING POLICIES
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 27, 2008.

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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 28, 2009 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the first quarter ended March 28, 2009, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

December 28, 2008 – January 31, 2009(1)				1,224,853
February 1 – 28, 2009				1,224,853
March 1 – 28, 2009	1,530	$20.75	1,530	1,223,323
(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of March 28, 2009, cumulative total authorized shares available for repurchase is 1.2 million shares.

Item 5. Other Information.
In the first quarter of 2009, the Audit Committee approved $186,000 of non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2009.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: April 23, 2009	By:	/s/ Michael B. Glenn

Michael B. Glenn
	Its:	Chief Executive Officer

Date: April 23, 2009	By:	/s/ Michael R. Cole

Michael R. Cole
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).