Form 10-Q
period 2009-06-27
UNIVERSAL FOREST PRODUCTS INC
filed 2009-07-20
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 27, 2009

Common stock, no par value	19,308,699

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at June 27, 2009, December 27, 2008 and June 28, 2008	3

Consolidated Condensed Statements of Earnings for the Three and Six Months Ended June 27, 2009 and June 28, 2008	4

Consolidated Statements of Equity for the Six Months Ended June 27, 2009 and June 28, 2008	5

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 27, 2009 and June 28, 2008	6-7

Notes to Consolidated Condensed Financial Statements	8-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities — NONE

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	35

Exhibit 10(a)(9)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 27,	December 27,	June 28,
(in thousands, except share data)	2009	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,633	$13,337	$32,483
Accounts receivable, net	197,901	138,043	227,963
Inventories:
Raw materials	95,288	109,942	122,262
Finished goods	70,202	83,554	100,675

	165,490	193,496	222,937
Assets held for sale	3,057	8,296	10,334
Refundable income taxes		6,283	489
Other current assets	19,728	21,453	34,339

TOTAL CURRENT ASSETS	418,809	380,908	528,545

OTHER ASSETS	3,456	5,927	7,657
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	156,936	159,263	158,287
OTHER INTANGIBLE ASSETS, net	20,767	22,751	28,377
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	506,519	505,177	514,347
Accumulated depreciation and amortization	(271,010)	(258,007)	(250,712)

PROPERTY, PLANT AND EQUIPMENT, NET	235,509	247,170	263,635

TOTAL ASSETS	$835,477	$816,019	$986,501

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,805	$63,184	$122,345
Accrued liabilities:
Compensation and benefits	50,580	49,306	53,327
Other	34,879	22,620	35,766
Current portion of long-term debt and capital lease obligations	396	15,490	945

TOTAL CURRENT LIABILITIES	184,660	150,600	212,383

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	55,108	85,684	177,063
DEFERRED INCOME TAXES	17,746	17,056	24,491
OTHER LIABILITIES	14,766	14,453	17,746

TOTAL LIABILITIES	272,280	267,793	431,683

EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,308,699, 19,088,880 and 18,989,644	$19,309	$19,089	$18,990
Additional paid-in capital	130,405	128,830	125,225
Retained earnings	407,035	393,312	397,201
Accumulated other comprehensive earnings	2,615	2,353	4,653

	559,364	543,584	546,069
Employee stock notes receivable	(1,797)	(1,701)	(1,775)

	557,567	541,883	544,294
Noncontrolling interest	5,630	6,343	10,524

TOTAL EQUITY	563,197	548,226	554,818

TOTAL LIABILITIES AND EQUITY	$835,477	$816,019	$986,501

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands, except per share data)	2009	2008	2009	2008

NET SALES	$514,945	$708,485	$876,667	$1,197,997

COST OF GOODS SOLD	432,460	623,607	747,361	1,058,299

GROSS PROFIT	82,485	84,878	129,306	139,698

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	56,020	61,712	105,112	120,256
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	(716)	408	(1,852)	1,215

EARNINGS FROM OPERATIONS	27,181	22,758	26,046	18,227

INTEREST EXPENSE	1,429	3,290	2,503	6,884
INTEREST INCOME	(96)	(179)	(179)	(552)

	1,333	3,111	2,324	6,332

EARNINGS BEFORE INCOME TAXES	25,848	19,647	23,722	11,895

INCOME TAXES	9,393	7,470	8,430	4,120

NET EARNINGS	16,455	12,177	15,292	7,775

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(367)	(514)	(411)	(688)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$16,088	$11,663	$14,881	$7,087

EARNINGS PER SHARE — BASIC	$0.84	$0.61	$0.77	$0.37

EARNINGS PER SHARE — DILUTED	$0.83	$0.61	$0.77	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING	19,241	19,048	19,213	19,022

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,459	19,267	19,370	19,224
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Controlling Interest Shareholders’ Equity
				Accumulated
				Other	Employees
		Additional Paid-	Retained	Comprehensive	Stock Notes	Noncontrolling
(in thousands, except share and per share data)	Common Stock	In Capital	Earnings	Earnings	Receivable	Interest	Total
Balance at December 29, 2007	$18,908	$123,368	$391,253	$4,704	$(1,565)	$10,376	$547,044
Comprehensive income:
Net earnings			7,087			688
Foreign currency translation adjustment				(51)		263
Total comprehensive income							7,987
Capital contribution from noncontrolling interest						419	419
Purchase of additional noncontrolling interest						(844)	(844)
Distributions to noncontrolling interest						(378)	(378)
Cash dividends — $0.060 per share			(1,139)				(1,139)
Issuance of 77,325 shares under employee stock plans	77	956					1,033
Issuance of 2,965 shares under stock grant programs	3	82					85
Issuance of 11,525 shares under deferred compensation plans	12	(12)					—
Received 17,396 shares for the exercise of stock options	(17)	(563)					(580)
Tax benefits from non-qualified stock options exercised		106					106
Expense associated with share-based compensation arrangements		564					564
Accrued expense under deferred compensation plans		494					494
Issuance of 7,374 shares in exchange for employee stock notes receivable	7	230			(237)		—
Payments received on employee stock notes receivable					27		27

Balance at June 28, 2008	$18,990	$125,225	$397,201	$4,653	$(1,775)	$10,524	$554,818

Balance at December 27, 2008	$19,089	$128,830	$393,312	$2,353	$(1,701)	$6,343	$548,226
Comprehensive income:
Net earnings			14,881			411
Foreign currency translation adjustment				262		(37)
Total comprehensive income							15,517
Purchase of additional noncontrolling interest		(853)				(917)	(1,770)
Distributions to noncontrolling interest						(170)	(170)
Cash dividends — $0.060 per share			(1,158)				(1,158)
Issuance of 65,933 shares under employee stock plans	66	1,111					1,177
Issuance of 78,706 shares under stock grant programs	79	10					89
Issuance of 72,989 shares under deferred compensation plans	73	(73)					—
Received 1,530 shares for the exercise of stock options	(2)	(30)					(32)
Tax benefits from non-qualified stock options exercised		276					276
Change in deferred tax asset		(518)					(518)
Expense associated with share-based compensation arrangements		1,089					1,089
Accrued expense under deferred compensation plans		442					442
Issuance of 3,721 shares in exchange for employees’ stock notes receivable	4	121			(125)		—
Payments received on employee stock notes receivable					29		29

Balance at June 27, 2009	$19,309	$130,405	$407,035	$2,615	$(1,797)	$5,630	$563,197

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27,	June 28,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$14,881	$7,087
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	16,510	19,331
Amortization of intangibles	4,520	4,778
Expense associated with share-based compensation arrangements	1,089	564
Excess tax benefits from share-based compensation arrangements	(211)	(42)
Expense associated with stock grant plans	89	85
Deferred income taxes	195	(212)
Net earnings attributable to noncontrolling interest	411	688
Net (gain) loss on sale or impairment of property, plant and equipment	(2,457)	573
Changes in:
Accounts receivable	(59,701)	(83,169)
Inventories	27,980	16,043
Accounts payable	35,576	37,659
Accrued liabilities and other	23,798	22,170

NET CASH FROM OPERATING ACTIVITIES	62,680	25,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,279)	(10,469)
Acquisitions, net of cash received	—	(23,338)
Proceeds from sale of property, plant and equipment	10,241	26,827
Advances on notes receivable	(14)	(997)
Collections of notes receivable	68	448
Insurance proceeds	1,023	—
Other, net	11	(97)

NET CASH FROM INVESTING ACTIVITIES	4,050	(7,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	(30,257)	(28,295)
Repayment of long-term debt	(16,213)	(492)
Borrowings of long-term debt	800	—
Proceeds from issuance of common stock	1,177	805
Additional 5% purchase of Shawnlee	(1,770)	—
Distributions to noncontrolling interest	(170)	(378)
Investment received from minority shareholder	—	419
Dividends paid to shareholders	(1,158)	(1,139)
Excess tax benefits from share-based compensation arrangements	211	42
Other, net	(54)	(13)

NET CASH FROM FINANCING ACTIVITIES	(47,434)	(29,051)

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,296	(11,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,337	43,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,633	$32,483

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
(CONTINUED)

	Six Months Ended
	June 27,	June 28,
(in thousands)	2009	2008
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$2,790	$6,977
Income taxes	(6,050)	(10,330)

NON-CASH FINANCING ACTIVITIES:
Stock acquired through employees’ stock notes receivable	$125	$237

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$2,392	$331
Stock received for the exercise of stock options, net	32	352
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION
The accompanying unaudited, interim, consolidated, condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. All intercompany transactions and balances have been eliminated.
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
Effective at the beginning of the fiscal year ending December 26, 2009, we adopted FASB Staff Postion No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-01”). FSP EITF 03-06-01 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method.

UNIVERSAL FOREST PRODUCTS, INC.
The adoption of FSP EITF 03-06-01 impacts our Executive Stock Grant Plan and its related effect on our earnings per share calculation was not significant.
Subsequent events have been evaluated through our filing date.
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
Assets and liabilities measured at fair value are as follows:

	June 27, 2009			June 28, 2008
		Quoted	Prices		Quoted	Prices
		Prices in	with Other		Prices in	with Other
		Active	Observable		Active	Observable
		Markets	Inputs		Markets	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Assets:

Trading marketable securities	$749	$749		$4,562	$4,562
Assets held for sale				410		$410
Property, plant and equipment	1,204		$1,204	1,140		1,140

	$1,953	$749	$1,204	$6,112	$4,562	$1,550

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

UNIVERSAL FOREST PRODUCTS, INC.
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
The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 27, 2009	December 27, 2008	June 28, 2008

Cost and Earnings in Excess of Billings	$7,086	$7,934	$15,155
Billings in Excess of Cost and Earnings	7,728	5,882	13,124

UNIVERSAL FOREST PRODUCTS, INC.
D.	EARNINGS PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended June 27, 2009			Three Months Ended June 28, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$16,088			$11,663

EPS — Basic
Income available to common stockholders	16,088	19,241	$0.84	11,663	19,048	$0.61

Effect of dilutive securities
Options		218			219

EPS — Diluted
Income available to common stockholders and assumed options exercised	$16,088	19,459	$0.83	$11,663	19,267	$0.61

	Six Months Ended June 27, 2009			Six Months Ended June 28, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$14,881			$7,087

EPS — Basic
Income available to common stockholders	14,881	19,213	$0.77	7,087	19,022	$0.37

Effect of dilutive securities
Options		157			202

EPS — Diluted
Income available to common stockholders and assumed options exercised	$14,881	19,370	$0.77	$7,087	19,224	$0.37

UNIVERSAL FOREST PRODUCTS, INC.
Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the quarter ended June 27, 2009 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.
Options to purchase 120,000 shares of common stock were not included in the computation of diluted EPS for the six months ended June 27, 2009 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.
Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the quarter and six months ended June 28, 2008 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.
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
No receivables were outstanding as of June 27, 2009. On June 28, 2008, $54.1 million of receivables were sold and outstanding, and we recorded $4.1 million of retained interest in “Other current assets”. A summary of the transactions we completed for the first six months of 2008 are presented below (in thousands).

Six Months Ended
June 28, 2008
Accounts receivable sold	$295,800
Retained interest in receivables	(2,432)
Expense from sale	(818)
Servicing fee received	111

Net cash received from sale	$292,661

UNIVERSAL FOREST PRODUCTS, INC.
F.	ASSETS HELD FOR SALE AND NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENTS AND EXIT CHARGES
Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $3.1 million on June 27, 2009 and $10.3 million on June 28, 2008. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets. These and other idle assets were evaluated based on the requirements of SFAS 144, which resulted in certain impairment and other exit charges. “Net (gain) loss on disposition of assets and other impairment and exit charges” consists of the following amounts, separated by reporting segment, for the periods presented below (in thousands):

	Three Months Ended June 27, 2009		Three Months Ended June 28, 2008
	Eastern and		Eastern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$142		$97
Property, plant and equipment	273		311
Gain on sale of real estate	(1,131)

	Six Months Ended June 27, 2009		Six Months Ended June 28, 2008
	Eastern and		Eastern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$605		$685
Property, plant and equipment	1,063		573
Gain on sale of real estate	(3,520)		(43)
The changes in assets held for sale in 2009 are as follows (in thousands):

	Net Book		Net Sale
Description	Value	Date of Sale	Price
Assets held for sale as of December 27, 2008	$8,296
Additions	1,030
Sale of certain real estate in Woodburn, Oregon	(2,806)	February 6, 2009	$5.2 million
Sale of certain real estate in Dallas, Texas	(2,433)	May 13, 2009	$3.4 million
Sale of certain real estate in Murrieta, California	(1,030)	June 10, 2009	$0.9 million

Assets held for sale as of June 27, 2009	$3,057

UNIVERSAL FOREST PRODUCTS, INC.
G.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES
We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company.
We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Environmental reserves, calculated with no discount rate, have been established to cover remediation activities at our affiliates’ wood preservation facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Gordon, PA; Janesville, WI; Medley, FL; and Ponce, PR. In addition, a reserve was established for our affiliate’s facility in Thornton, CA to remove certain lead containing materials which existed on the property at the time of purchase. During the second quarter, a subsidiary entered into a consent order with the State of Florida to conduct additional testing at the Auburndale, FL facility. We admitted no liability and the costs are not expected to be material.
On a consolidated basis, we have reserved approximately $4.3 million on June 27, 2009 and $4.4 million on June 28, 2008, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.
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
In addition, on June 27, 2009, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On June 27, 2009, we had outstanding purchase commitments on capital projects of approximately $1.2 million.

UNIVERSAL FOREST PRODUCTS, INC.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of June 27, 2009, we had approximately $16.7 million in outstanding payment and performance bonds, which expire during the next two years. In addition, approximately $24.4 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
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
On June 27, 2009, we had outstanding letters of credit totaling $32.2 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.
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

UNIVERSAL FOREST PRODUCTS, INC.
Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.4 million. As a result, this amount is recorded in other long-term liabilities on June 27, 2009.
We did not enter into any new guarantee arrangements during the second quarter of 2009 which would require us to recognize a liability on our balance sheet.
H.	BUSINESS COMBINATIONS
No business combinations were completed in fiscal 2009. We completed the following business combinations in fiscal 2008 which were accounted for using the purchase method (in millions).

				Net
Company	Acquisition	Purchase	Intangible	Tangible	Reportable
Name	Date	Price	Assets	Assets	Segment	Business Description
D-Stake Mill and Manufacturing Country (“D-Stake”)	June 9, 2008	$7.1 (asset purchase)	$5.1	$2.0	Western Division	Manufactures kiln stickers, lath, stakes, decking, and pallets and pallet components for a variety of industries including manufacturing, retail and agriculture. Plants are located in McMinnville, OR and Independence, OR. Combined 2007 sales were $18.5 million.

						Purchased 100% of the inventory, property, plant and equipment, and intangibles
Shawnlee Construction, LLC (“Shawnlee”)	April 1, 2008	$1.8 (asset purchase)	$1.0	$0.8	Eastern Division	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. As of April 1, 2008 we owned a 90% membership interest and have purchased and additional 5% interest each year.
Romano Construction Company, Ltd. (“Romano”)	March 15, 2008	$0.4 (asset purchase)	$0.2	$0.2	Eastern Division	Provides framing services and is located in Middletown, NY.
						Purchased 100% of the property, plant and equipment and intangibles
International Wood Industries, Inc. (“IWI”)	February 4, 2008	$14.0 (stock purchase)	$10.6	$3.4	Western Division	Manufactures and distributes industrial products, including specialty boxes, crates, pallets and skids. Headquartered in Turlock, CA with distribution sites in Hawaii and Alaska. 2007 sales were $40.0 million.

						Purchased 100% voting interest

UNIVERSAL FOREST PRODUCTS, INC.
The purchase price allocation for D-Stake is final and any adjustments will be recognized in the income statement. The amounts assigned to major intangible classes for business combinations mentioned above are as follows (in millions):

				Goodwill —
	Non-compete	Customer	Goodwill —	Tax
	agreements	Relationships	Total	Deductible
D-Stake	$2.6		$2.5	$2.5
Shawnlee	0.3	$0.4	0.3	0.3
The purchase price allocation for IWI was finalized during the first quarter as follows (in millions).

				Goodwill —
	Non-compete	Customer	Goodwill —	Tax
	agreements	Relationships	Total	Deductible
IWI — preliminary	5.4		5.2
Final purchase price allocations	(3.0)	5.6	(2.6)
IWI — final	2.4	5.6	2.6	0.0
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

UNIVERSAL FOREST PRODUCTS, INC.
Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first six months of 2009 and 2008 are presented below (in thousands).

	Six Months Ended June 27, 2009			Six Months Ended June 28, 2008
	Eastern			Eastern
	and			and
	Western			Western
	Divisions	All Other	Total	Divisions	All Other	Total
Net sales to outside customers	$812,108	$64,559	$876,667	$1,152,132	$45,865	$1,197,997
Intersegment net sales	0	20,950	20,950	0	16,015	16,015
Segment operating profit	21,432	4,614	26,046	16,238	1,989	18,227

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Included in this report are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs and assumptions of management, together with information available to us when the statements were made. Future results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors set forth below and certain economic and business factors which may be beyond our control. Investors are cautioned that all forward-looking statements involve risks and uncertainty. We also encourage you to read our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. That report includes “Risk Factors” that you should consider in connection with any decision to buy or sell our securities. We are pleased to present this overview of 2009.
OVERVIEW
Our results for the second quarter of 2009 were impacted by the following:
•
We experienced sales decreases in all of our markets; nonetheless, we believe we have gained additional share in each of the markets we serve, except manufactured housing. We have been able to maintain our significant share of the manufactured housing market.

•
Our overall unit sales decreased 19%, as sales out of existing facilities and operations we closed decreased by 20% this quarter and we experienced a 1% increase in unit sales as a result of acquisitions.

•
Single-family housing starts decreased approximately 43% in April and May of 2009, compared to the same periods of 2008, as a result of an excess supply of homes, tight credit conditions, and an increase in foreclosures. In addition multi-family and commercial construction has decreased approximately 65% and 34%, respectively, in April and May 2009 compared to the same periods of 2008.

•
Consumer spending for large repair/remodel projects has decreased due to general economic conditions, among other factors. The Consumer Confidence Index has fallen from 51 in June of 2008 to 49 in June of 2009, and the same store sales of “big box” home improvement retailers have declined by low double-digit rates.

•
Shipments of HUD code manufactured homes were down 46% in April and 45% in May of 2009, compared to the same periods of 2008. Industry sales of modular homes have also continued to decline. Weak market conditions are due, in part, to an excess supply of site-built homes and tight credit conditions.

UNIVERSAL FOREST PRODUCTS, INC.
•	The industrial market has declined due to the general weakening of the U.S. economy. We gained additional share of this market due, in part, to acquisitions and adding new concrete forming business.
•	Our gross margin increased to 16.0% from 12.0% in 2008 primarily due to:
•	An improvement in material costs as a percentage of net sales.

•	An improvement in labor and plant overhead as a percentage of net sales.

•	Lower freight costs.

•	The lower level of the Lumber Market.
•
Our SG&A expenses are down approximately $5.7 million, or 9%, from the second quarter of 2008, due to our right-sizing efforts and plant consolidation actions we took last year, offset somewhat by an increase in bad debt and incentive compensation expense.

•
Our net interest costs decreased by $1.8 million, or 57%, as our interest-bearing debt and amounts outstanding under our sale of receivables program declined from $178 million at the end of June of 2008 to $56 million at the end of June of 2009. This decrease was slightly offset by approximately $360,000 of expense related to a make-whole provision we incurred by electing to pay off a $15 million senior unsecured note six months early. We will save approximately $420,000 in the last six months of 2009 because of this pre-payment.

•
We are pleased to report operating and investing cash flows totaling almost $67 million for the first six months of 2009 due to improved profitability, effective working capital management, and reduced working capital requirements due to weak demand.

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
Route 2012
Since we discussed our Growth & Opportunity 2010 (“GO 2010”) goals in our annual report on form 10-K for the period ended December 30, 2006, industry and general economic conditions have significantly deteriorated. In addition, the Lumber Market has declined from an average of $388/mbf in 2005 to an average of $203/mbf in 2009; a 48% decline from when we first set our goals, which has adversely impacted our sales.

UNIVERSAL FOREST PRODUCTS, INC.
In place of our GO 2010 goals, we have a new four-year growth plan titled “Route 2012,” which includes goals to be achieved by the end of our fiscal year 2012 including:
•	Increase sales to $3 billion.
•	Improve productivity by 15% through our Continuous Improvement initiative.
•	Improve profitability by three hundred basis points through productivity improvements, cost reductions, and growth.
•	Improve receivables cycles in our industrial, site-built and manufactured housing markets by 10% by reducing the amount of our receivables that are paid past the agreed upon due date.
•	Improve inventory turnover by 10%.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price for the six months ended June 27, 2009 and June 28, 2008:

	Random Lengths Composite
	Average $/MBF
	2009	2008

January	$198	$249
February	199	244
March	195	240
April	208	255
May	198	281
June	222	268

Second quarter average	$209	$268
Year-to-date average	$203	$256

Second quarter percentage change from 2008	(22.0%)
Year-to-date percentage change from 2008	(20.7%)
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

UNIVERSAL FOREST PRODUCTS, INC.

	Random Lengths SYP
	Average $/MBF
	2009	2008

January	$241	$269
February	233	264
March	232	264
April	241	272
May	231	324
June	236	318

Second quarter average	$236	$285
Year-to-date average	$236	$305

Second quarter percentage change from 2008	(17.2%)
Year-to-date percentage change from 2008	(22.6%)
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

UNIVERSAL FOREST PRODUCTS, INC.
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

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.0	88.0	85.2	88.4

Gross profit	16.0	12.0	14.8	11.6
Selling, general, and administrative expenses	10.9	8.7	12.0	10.0
Net (gain) loss on disposition of assets and other impairment and exit charges	(0.1)	0.1	(0.2)	0.1

Earnings from operations	5.2	3.2	3.0	1.5
Interest, net	0.2	0.4	0.3	0.5

Earnings before income taxes	5.0	2.8	2.7	1.0
Income taxes	1.9	1.1	1.0	0.3

Net earnings	3.1	1.7	1.7	0.7
Less net earnings attributable to noncontrolling interest	(0.0)	(0.1)	(0.0)	(0.1)

Net earnings attributable to controlling interest	3.1%	1.6%	1.7%	0.6%

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

UNIVERSAL FOREST PRODUCTS, INC.
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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Six Months Ended
	June 27,	June 28,	%	June 27,	June 28,	%
Market Classification	2009	2008	Change	2009	2008	Change
DIY/Retail	$291,540	$337,061	(13.5)	$459,674	$512,520	(10.3)
Site-Built Construction	60,830	132,085	(54.0)	121,595	239,093	(49.1)
Industrial	131,281	172,285	(23.8)	234,940	311,893	(24.7)
Manufactured Housing	44,668	84,167	(46.9)	81,218	160,609	(49.4)

Total Gross Sales	528,319	725,598	(27.2)	897,427	1,224,115	(26.7)
Sales Allowances	(13,374)	(17,113)		(20,760)	(26,118)

Total Net Sales	$514,945	$708,485	(27.3)	$876,667	$1,197,997	(26.8)

Note:	In the first quarter of 2009, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the second quarter of 2009 decreased 27% compared to the second quarter of 2008. We estimate that our unit sales decreased by 19% and overall selling prices decreased by 8% comparing the two periods. We estimate that our unit sales increased 1% as a result of business acquisitions, while unit sales from existing and closed facilities decreased 20%. Our overall selling prices may fluctuate as a result of the Lumber Market (see “Historical Lumber Prices) and competitive factors.
Gross sales in the first six months of 2009 decreased 27% compared to the first six months of 2008 resulting from an estimated decrease in units shipped of approximately 20%, while overall selling prices decreased by 7%. We estimate that our unit sales increased 1% as a result of business acquisitions and new plants, while our unit sales from existing and closed facilities decreased by 21%.

UNIVERSAL FOREST PRODUCTS, INC.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 14% in the second quarter of 2009 compared to 2008 primarily due to an estimated 6% decrease in overall unit sales and an estimated 8% decrease in overall selling prices due to the Lumber Market. We estimate that our unit sales increased 1% as a result of acquisitions, while unit sales from existing and closed facilities decreased 7%. Unit sales declined due to the impact of the housing market on our retail customers whose business is closely correlated with single-family housing starts and a decline in consumer spending as evidenced by low double-digit declines in same store sales reported by our “big box” customers. We achieved market share gains in 2009 which offset some of the impact of these adverse market conditions.
Gross sales to the DIY/retail market decreased 10% in the first six months of 2009 compared to 2008 primarily due to an estimated 4% decrease in overall unit sales and an estimated 6% decrease in overall selling prices due to the Lumber Market. We estimate that our unit sales increased 1% as a result of acquisitions, while unit sales from existing and closed facilities decreased 5%. The decrease in unit sales is primarily due to the same factors mentioned in the paragraph above.
Site-Built Construction:
Gross sales to the site-built construction market decreased 54% in the second quarter of 2009 compared to 2008 due to an estimated 42% decrease in unit sales out of existing plants and an estimated 12% decrease in our average selling prices primarily due to the Lumber Market. National single-family housing starts were off a reported 43% for April and May of 2009 compared to the same period of 2008. Multi-family and commercial construction activity declined approximately 65% and 34%, respectively, in April and May 2009 compared to the same period of 2008.
Gross sales to the site-built construction market decreased 49% in the first six months of 2009 compared to 2008, due to an estimated 39% decrease in unit sales and an estimated 10% decrease in selling prices. National single-family housing starts were off a reported 40% through May of 2009 compared to the same period of 2008. Multi-family and commercial construction activity declined approximately 55% and 25%, respectively, through May of 2009 compared to the same period of 2008.
Industrial:
Gross sales to the industrial market decreased 24% in the second quarter of 2009 compared to the same period of 2008, due to an estimated 15% decrease in unit sales and an estimated 9% decrease in selling prices. We continue to experience a decline in sales to certain of our customers that supply the housing market or have been impacted by the weakening U.S. economy. We have been able to offset some of the impact of a decline in demand with market share gains and our continued penetration of the concrete forming market.

UNIVERSAL FOREST PRODUCTS, INC.
Gross sales to the industrial market decreased 25% in the first six months of 2009 compared to the same period of 2008, due to an estimated 20% decrease in units and an estimated 5% decrease in selling prices. Unit sales decreased for the reasons mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market decreased 47% in the second quarter of 2009 compared to the same period of 2008, primarily due to an estimated 41% decrease in unit sales and an estimated 6% decrease in selling prices due to the Lumber Market. Our decline in unit sales was the result of an overall decline in industry production. The industry most recently reported a decrease in HUD code production of 46% in April and 45% in May of 2009 compared to the same period of 2008. Modular home production was similarly down during the period.
Gross sales to the manufactured housing market decreased 49% in the first six months of 2009 compared to the same period of 2008. This decrease resulted from an estimated 45% decrease in unit sales combined with an estimated 4% decrease in selling prices. Industry production of HUD code homes was off a reported 46% through May of 2009 compared to the same period of 2008. Modular home production was similarly down during the period.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Value-Added	61.2%	61.4%	61.0%	61.2%
Commodity-Based	38.8%	38.6%	39.0%	38.8%
Value-added sales decreased 27% in the second quarter of 2009 compared to 2008, primarily due to decreased sales of trusses, turn-key framing and installed sales, engineered wood products, fencing and manufactured component lumber. Commodity-based sales decreased 27% comparing the second quarter of 2009 with the same period of 2008, primarily due to decreased sales of non-manufactured and treated lumber.
Value-added sales decreased 27% in the first six months of 2009 compared to 2008, primarily due to decreased sales of trusses, turn-key framing and installed sales, engineered wood products and manufactured component lumber. Commodity-based sales decreased 27% comparing the first six months of 2009 with the same period of 2008, primarily due to decreased sales of non-manufactured lumber and panels and treated lumber.

UNIVERSAL FOREST PRODUCTS, INC.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage increased to 16.0% from 12.0% comparing the second quarter of 2009 with the same period of 2008. In addition, our gross profit dollars decreased by only 3% comparing the second quarter of 2009 with the same period of 2008, which compares favorably with our 19% decrease in unit sales. Our improved gross margin is primarily due to:
•	An improvement in material costs as a percentage of net sales as a result of better inventory management to protect margins.
•	An improvement in labor and plant overhead as a percentage of net sales due to plant consolidation and right-sizing efforts previously taken.
•	Lower freight costs.
•	The lower level of the Lumber Market.
Our gross profit percentage increased to 14.8% from 11.6% comparing the first six months of 2009 with the same period of 2008. In addition, our gross profit dollars decreased by approximately 7% comparing the first six months of 2009 with the same period of 2008, which compares favorably with our 20% decrease in unit sales. Our improved gross margin comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $5.7 million, or 9.2%, in the second quarter of 2009 compared to the same period of 2008, while we reported a 19% decrease in unit sales. Operations we closed decreased $4.1 million and existing operations decreased $1.6 million. The decrease in SG&A expenses at our existing operations was primarily due to a decline in wages and related costs due to a reduction in headcount and a decline in many other account categories as a result of efforts to control costs. These decreases were partially offset by an increase in accrued bonus and bad debt expense. Our SG&A expenses increased as a percentage of sales primarily due to the lower level of the Lumber Market, accrued bonus, and bad debt expense.
Selling, general and administrative (“SG&A”) expenses decreased by approximately $15.1 million, or 12.6%, in the first six months of 2009 compared to the same period of 2008, while we reported a 20% decrease in unit sales. Operations we closed decreased $9.1 million and existing operations decreased $6.0 million. The decrease in SG&A expenses at our existing operations was primarily due to a decline in wages and related costs due to a reduction in headcount and a decline in many other account categories as a result of efforts to control costs combined with several smaller decreases. These decreases were partially offset by an increase in accrued bonus and bad debt expense. Our SG&A expenses increased as a percentage of sales primarily due to the lower level of the Lumber Market, accrued bonus, and bad debt expense.

UNIVERSAL FOREST PRODUCTS, INC.
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $0.4 million of charges in the second quarter of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. These costs were offset by a $1.1 million gain on the sale of certain real estate in 2009. We believe these actions will improve our cost structure, profitability and cash flow in future reporting periods.
We incurred $1.6 million of charges in the first six months of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. These costs were offset by $3.5 million of gains on the sale of certain real estate in 2009.
INSURANCE PROCEEDS
In May, 2008 our plant in Windsor, Colorado was hit by a tornado. In accordance with Financial Interpretation No. (“FIN”) 30, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, we have written off the net book value of the destroyed inventory and property totaling $0.7 million. The insured value of the property exceeded its net book value, which was recorded as a gain in 2008. In 2008, we collected $0.8 million of the insurance receivable and in 2009 we collected $1.0 million. As of June 27, 2009, there is no remaining insurance receivable.
INTEREST, NET
Net interest costs were lower in the second quarter and first six months of 2009 compared to the same periods of 2008 due to lower debt balances combined with a decrease in short-term interest rates upon which our variable rate debt is based. In addition, in June of 2009 we incurred $360,000 of expense related to a make-whole provision as a result of electing to pay off one of our senior unsecured notes six months early. We will save approximately $420,000 in the last six months of 2009 because of this pre-payment.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate decreased to 36.3% in the second quarter of 2009, compared to 38.0% in the second quarter of 2008 primarily due to the research & development tax credit. In 2008, this credit did not receive legislative approval until October.
Our effective tax rate increased to 35.5% in the first six months of 2009 from 34.6% in the same period of 2008. The year to date rate comparison is impacted by the same factors discussed above and a tax benefit recognized in the first quarter of 2008 as a result of foreclosing on a note receivable from a joint venture.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.

UNIVERSAL FOREST PRODUCTS, INC.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 27, 2009	June 28, 2008

Cash from operating activities	$62,680	$25,555
Cash from investing activities	4,050	(7,626)
Cash from financing activities	(47,434)	(29,051)

Net change in cash and cash equivalents	19,296	(11,122)
Cash and cash equivalents, beginning of period	13,337	43,605

Cash and cash equivalents, end of period	$32,633	$32,483

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 28, 2008 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 47 days in the first six months of 2009 from 46 days in the first six months of 2008, due to a 1 day increase in our days supply of inventory. The increase in our days supply of inventory was primarily due to a combination of lower than planned sales early in the year and inventory positions we have taken to protect margins on future business.

UNIVERSAL FOREST PRODUCTS, INC.
Cash provided by operating activities was approximately $63 million in the first six months of 2009. Our net earnings of $14.9 million included $20.1 million of non-cash expenses and a $27.7 million decrease in working capital. Working capital decreased primarily due to reductions in inventory as we reached our primary selling season, the impact of a lower Lumber Market on our inventory levels, and an increase in accounts payable as purchases and volumes increase. These reductions are offset by an increase in accounts receivable due to higher sales volumes. In addition, through June of 2008, there was approximately $23 million of positive cash flow included in operating activities related to our sale of receivables program. Specifically, at the end of December 2007 and June 2008 we had approximately $27 million and $50 million, respectively, of receivables sold and outstanding under this program. This program was terminated in September 2008.
We have made the decision to limit our investing activities in 2009 and make debt repayment our first priority for use of our operating cash flows. As a result, we have curtailed our capital expenditures and currently plan to spend approximately $13 million in 2009, which includes outstanding purchase commitments on existing capital projects totaling approximately $1.2 million on June 27, 2009. We intend to fund capital expenditures and purchase commitments through our operating cash flows. In addition, we sold certain real estate, for which we had no planned future use, for approximately $10 million.
On June 27, 2009, we had no outstanding balance on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $29.7 million on June 27, 2009. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on June 27, 2009.
Our Series 2002-A Senior Notes totaling $15.0 million, due on December 18, 2009, were pre-paid during the second quarter of 2009.
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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended June 27, 2009 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the quarter ended June 27, 2009, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

March 29, 2009 — May 2, 2009(1)				1,223,323
May 3 — 30, 2009				1,223,323
May 31, 2009 — June 27, 2009				1,223,323

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of June 27, 2009, cumulative total authorized shares available for repurchase is 1.2 million shares.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at our Annual Meeting of Shareholders on April 15, 2009:
(a)	Election of three Directors for three year terms expiring in 2012:

	For	Withheld
Dan M. Dutton	17,864,305	476,081
William R. Payne	17,465,166	875,221
Louis A. Smith	17,205,900	1,134,486
Other Directors whose terms of office continued after the meeting are as follows:

William G. Currie
John M. Engler
John W. Garside
Michael B. Glenn
Gary F. Goode
Mark A. Murray
(b)	Amendment to our 1999 Long Term Stock Incentive Plan:

For	Withheld	Abstain
11,183,701	5,775,517	19,546
(c)	Ratification of the appointment of Ernst & Young LLP as independent public accountants for fiscal 2009:

For	Withheld	Abstain
18,033,868	300,170	6,348
Item 5. Other Information.
In the second quarter of 2009, the Audit Committee approved $2,000 of non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2009.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 6. Exhibits.
The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
10	Material Contracts.

*(a)(9) Amended and restated Consulting and Non-Compete Agreement with William G. Currie, dated Ju1y 10, 2009.
31	Certifications.
(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certifications.
(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.

UNIVERSAL FOREST PRODUCTS, INC.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.
Date: July 20, 2009	By:	/s/ Michael B. Glenn
Michael B. Glenn
Its: Chief Executive Officer

Date: July 20, 2009	By:	/s/ Michael R. Cole
Michael R. Cole
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Material Contracts.

*(a)(9) Amended and restated Consulting and Non-Compete Agreement with William G. Currie, dated July 10, 2009.

31	Certifications.
(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.
(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.