Form 10-Q
period 2009-09-26
UNIVERSAL FOREST PRODUCTS INC
filed 2009-10-21
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 26, 2009

Common stock, no par value	19,355,748

UNIVERSAL FOREST PRODUCTS, INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at September 26, 2009, December 27, 2008 and September 27, 2008	3

Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 26, 2009 and September 27, 2008	4

Consolidated Condensed Statements of Equity for the Nine Months Ended September 26, 2009 and September 27, 2008	5

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 26, 2009 and September 27, 2008	6-7

Notes to Consolidated Condensed Financial Statements	8-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities — NONE

Item 4. Submission of Matters to a Vote of Security Holders — NONE

Item 5. Other Information	32

Item 6. Exhibits	33

Exhibit 10(i)(4)
Exhibit 10(i)(5)
Exhibit 10(j)(2)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 26,	December 27,	September 27,
(in thousands, except share data)	2009	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,976	$13,337	$31,459
Accounts receivable, net	162,875	138,043	230,106
Inventories:
Raw materials	80,326	109,942	112,150
Finished goods	61,774	83,554	85,693

	142,100	193,496	197,843
Assets held for sale	3,057	8,296	11,950
Refundable income taxes		6,283	11,884
Other current assets	23,242	21,453	34,363

TOTAL CURRENT ASSETS	411,250	380,908	517,605

OTHER ASSETS	3,439	5,927	7,587
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	156,936	159,263	158,287
OTHER INTANGIBLE ASSETS, net	18,873	22,751	25,225
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	508,691	505,177	505,296
Accumulated depreciation and amortization	(278,134)	(258,007)	(255,218)

PROPERTY, PLANT AND EQUIPMENT, NET	230,557	247,170	250,078

TOTAL ASSETS	$821,055	$816,019	$958,782

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,817	$63,184	$101,430
Accrued liabilities:
Compensation and benefits	54,585	49,306	53,631
Other	32,048	22,620	38,827
Current portion of long-term debt and capital lease obligations	3,064	15,490	445

TOTAL CURRENT LIABILITIES	160,514	150,600	194,333

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	53,168	85,684	166,713
DEFERRED INCOME TAXES	17,703	17,056	24,519
OTHER LIABILITIES	13,956	14,453	17,952

TOTAL LIABILITIES	245,341	267,793	403,517

EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,355,748, 19,088,880 and 19,075,475	$19,356	$19,089	$19,075
Additional paid-in capital	132,156	128,830	128,271
Retained earnings	416,853	393,312	395,250
Accumulated other comprehensive earnings	3,375	2,353	4,557

	571,740	543,584	547,153
Employee stock notes receivable	(1,780)	(1,701)	(1,763)

	569,960	541,883	545,390
Noncontrolling interest	5,754	6,343	9,875

TOTAL EQUITY	575,714	548,226	555,265

TOTAL LIABILITIES AND EQUITY	$821,055	$816,019	$958,782

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands, except per share data)	2009	2008	2009	2008

NET SALES	$457,768	$610,744	$1,334,435	$1,808,741

COST OF GOODS SOLD	388,505	546,094	1,135,866	1,604,393

GROSS PROFIT	69,263	64,650	198,569	204,348

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	51,198	58,046	156,310	178,302
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	606	5,339	(1,246)	6,554

EARNINGS FROM OPERATIONS	17,459	1,265	43,505	19,492

INTEREST EXPENSE	900	2,705	3,403	9,589
INTEREST INCOME	(79)	(211)	(258)	(763)

	821	2,494	3,145	8,826

EARNINGS (LOSS) BEFORE INCOME TAXES	16,638	(1,229)	40,360	10,666

INCOME TAXES	6,378	535	14,808	4,655

NET EARNINGS (LOSS)	10,260	(1,764)	25,552	6,011

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(206)	(187)	(617)	(875)

NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$10,054	$(1,951)	$24,935	$5,136

EARNINGS (LOSS) PER SHARE — BASIC	$0.52	$(0.10)	$1.30	$0.27

EARNINGS (LOSS) PER SHARE — DILUTED	$0.51	$(0.10)	$1.28	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC EARNINGS (LOSS)	19,307	19,092	19,244	19,045

WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED EARNINGS (LOSS)	19,585	19,092	19,442	19,233
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

	Controlling Interest Shareholders’ Equity
				Accumulated
				Other	Employees
		Additional Paid-In	Retained	Comprehensive	Stock Notes	Noncontrolling
(in thousands, except share and per share data)	Common Stock	Capital	Earnings	Earnings	Receivable	Interest	Total
Balance at December 29, 2007	$18,908	$123,368	$391,253	$4,704	$(1,565)	$10,376	$547,044
Comprehensive income:
Net earnings			5,136			875
Foreign currency translation adjustment				(147)		10
Total comprehensive income							5,874
Capital contribution from noncontrolling interest						419	419
Purchase of additional noncontrolling interest						(844)	(844)
Distributions to noncontrolling interest						(961)	(961)
Cash dividends — $0.060 per share			(1,139)				(1,139)
Issuance of 161,104 shares under employee stock plans	161	2,830					2,991
Issuance of 3,310 shares under stock grant programs	3	92					95
Issuance of 13,242 shares under deferred compensation plans	13	(13)					—
Received 17,396 shares for the exercise of stock options	(17)	(563)					(580)
Tax benefits from non-qualified stock options exercised		841					841
Expense associated with share-based compensation arrangements		875					875
Accrued expense under deferred compensation plans		611					611
Issuance of 7,374 shares in exchange for employee stock notes receivable	7	230			(237)		—
Payments received on employee stock notes receivable					39		39

Balance at September 27, 2008	$19,075	$128,271	$395,250	$4,557	$(1,763)	$9,875	$555,265

Balance at December 27, 2008	$19,089	$128,830	$393,312	$2,353	$(1,701)	$6,343	$548,226
Comprehensive income:
Net earnings			24,935			617
Foreign currency translation adjustment				1,022		(33)
Total comprehensive income							26,541
Capital contribution from noncontrolling interest						14	14
Purchase of additional noncontrolling interest		(853)				(917)	(1,770)
Distributions to noncontrolling interest						(270)	(270)
Cash dividends — $0.060 per share			(1,158)				(1,158)
Issuance of 118,267 shares under employee stock plans	118	1,991					2,109
Issuance of 79,084 shares under stock grant programs	79	24					103
Issuance of 73,611 shares under deferred compensation plans	74	(74)					—
Repurchase of 6,213 shares	(6)		(236)				(242)
Received 1,602 shares for the exercise of stock options	(2)	(33)					(35)
Tax benefits from non-qualified stock options exercised		705					705
Deferred tax asset reversal for deferred compensation plans		(518)					(518)
Expense associated with share-based compensation arrangements		1,417					1,417
Accrued expense under deferred compensation plans		546					546
Issuance of 3,721 shares in exchange for employees’ stock notes receivable	4	121			(125)		—
Payments received on employee stock notes receivable					46		46

Balance at September 26, 2009	$19,356	$132,156	$416,853	$3,375	$(1,780)	$5,754	$575,714

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$24,935	$5,136
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	24,604	28,929
Amortization of intangibles	6,414	7,322
Expense associated with share-based compensation arrangements	1,417	875
Excess tax benefits from share-based compensation arrangements	(302)	(162)
Expense associated with stock grant plans	103	95
Deferred income taxes (credit)	151	(137)
Net earnings attributable to noncontrolling interest	617	875
Net (gain) loss on sale or impairment of assets	(1,892)	5,293
Changes in:
Accounts receivable	(24,342)	(85,884)
Inventories	51,488	40,985
Accounts payable	7,578	16,395
Accrued liabilities and other	21,160	13,592

NET CASH FROM OPERATING ACTIVITIES	111,931	33,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,497)	(13,959)
Acquisitions, net of cash received	—	(23,338)
Proceeds from sale of property, plant and equipment	10,408	30,152
Advances on notes receivable	(14)	(997)
Collections of notes receivable	134	500
Insurance proceeds	1,023	—
Other, net	16	(52)

NET CASH FROM INVESTING ACTIVITIES	2,070	(7,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	(30,257)	(36,657)
Repayment of long-term debt	(16,830)	(2,332)
Borrowings of long-term debt	800	—
Proceeds from issuance of common stock	2,109	2,762
Purchase of additional noncontrolling interest	(1,770)	—
Distributions to noncontrolling interest	(270)	(961)
Investment received from minority shareholder	14	419
Dividends paid to shareholders	(1,158)	(1,139)
Repurchase of common stock	(242)	—
Excess tax benefits from share-based compensation arrangements	302	162
Other, net	(60)	(20)

NET CASH FROM FINANCING ACTIVITIES	(47,362)	(37,766)

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,639	(12,146)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,337	43,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,976	$31,459

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$3,074	$7,572
Income taxes	5,964	805

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
(CONTINUED)

	Nine Months Ended
	September 26,	September 27,
	2009	2008

NON-CASH FINANCING ACTIVITIES:
Stock acquired through employees’ stock notes receivable	$125	$237

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$2,461	$262
Stock received for the exercise of stock options, net	35	352
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
Effective at the beginning of the fiscal year ending December 26, 2009, we adopted Accounting Standards Codification (“ASC”) 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of ASC 810 did not have a material impact on our consolidated financial statements.
Effective at the beginning of the fiscal year ending December 26, 2009, we adopted ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“ASC 260”). ASC 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. The adoption of ASC 260 impacts our Executive Stock Grant Plan and it had no impact on our earnings per share calculation.
Subsequent events have been evaluated through our filing date October 21, 2009.

UNIVERSAL FOREST PRODUCTS, INC.
B.	FAIR VALUE
Effective at the beginning of the fiscal year ended December 27, 2008, we adopted ASC 820, Fair Value Measurements (“ASC 820”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. ASC 820 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption has not had a material impact on our consolidated financial statements.
Effective at the beginning of the fiscal year ended December 26, 2009, we adopted the nonfinancial asset and liability provisions of ASC 820 that were previously deferred by the standard.
Assets and liabilities measured at fair value are as follows:

	September 26, 2009			September 27, 2008
		Quoted	Prices		Quoted	Prices
		Prices in	with Other		Prices in	with Other
		Active	Observable		Active	Observable
		Markets	Inputs		Markets	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Assets:

Trading marketable securities	$813	$813		$4,544	$4,544
Assets held for sale				410		$410
Property, plant and equipment	1,350		$1,350	1,205		1,205

	$2,163	$813	$1,350	$6,159	$4,544	$1,615

Effective at the beginning of the fiscal year ended December 27, 2008, we adopted ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825”). ASC 825 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. We have elected not to apply the fair value option to any of our financial instruments except for those expressly required by U.S. GAAP.

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
The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 26,	December 27,	September 27,
	2009	2008	2008

Cost and Earnings in Excess of Billings	$11,117	$7,934	$20,755
Billings in Excess of Cost and Earnings	7,027	5,882	13,752
D.	EARNINGS PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended September 26, 2009			Three Months Ended September 27, 2008
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings (Loss) Attributable to Controlling Interest	$10,054			$(1,951)

EPS — Basic
Income available to common stockholders	10,054	19,307	$0.52	(1,951)	19,092	$(0.10)

Effect of dilutive securities
Options		278			—

EPS — Diluted
Income available to common stockholders and assumed options exercised	$10,054	19,585	$0.51	$(1,951)	19,092	$(0.10)

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 26, 2009			Nine Months Ended September 27, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$24,935			$5,136

EPS — Basic
Income available to common stockholders	24,935	19,244	$1.30	5,136	19,045	$0.27

Effect of dilutive securities
Options		198			188

EPS — Diluted
Income available to common stockholders and assumed options exercised	$24,935	19,442	$1.28	$5,136	19,233	$0.27

No outstanding options were excluded from the computation of diluted EPS for the quarter ended September 26, 2009.
Options to purchase 10,000 shares of common stock were not included in the computation of diluted EPS for the nine months ended September 26, 2009 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.
Options to purchase shares and certain other shares of common stock were not included in the computation of diluted EPS because they were antidilutive given the net loss for the quarter ended September 27, 2008.
Options to purchase 30,000 shares of common stock were not included in the computation of diluted EPS for the nine months ended September 27, 2008 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

UNIVERSAL FOREST PRODUCTS, INC.
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
No receivables were outstanding as of September 26, 2009 and September 27, 2008. A summary of the transactions we completed for the first nine months of 2008 are presented below (in thousands).

Nine Months Ended
September 27, 2008
Accounts receivable sold	$369,242
Retained interest in receivables	(2,432)
Expense from sale	(882)
Servicing fee received	118

Net cash received from sale	$366,046

F.	ASSETS HELD FOR SALE AND NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENTS AND EXIT CHARGES
Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $3.1 million on September 26, 2009 and $11.9 million on September 27, 2008. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets. These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in certain impairment and other exit charges. “Net (gain) loss on disposition of assets and other impairment and exit charges” consists of the following amounts, separated by reporting segment, for the periods presented below (in millions):

	Three Months Ended September 26, 2009		Three Months Ended September 27, 2008
	Eastern and		Eastern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances			$0.5
Property, plant and equipment	$0.6		1.9	$0.6
Gain on sale of real estate			(0.4)
Notes receivable			1.6
Lease termination			0.5
Other intangibles			0.6

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 26, 2009		Nine Months Ended September 27, 2008
	Eastern and		Eastern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$0.6		$1.2
Property, plant and equipment	1.7		2.4	$0.7
Gain on sale of real estate	(3.5)		(0.4)
Notes receivable			1.6
Lease termination			0.5
Other intangibles			0.6
The changes in assets held for sale in 2009 are as follows (in thousands):

	Net Book		Net Sale
Description	Value	Date of Sale	Price
Assets held for sale as of December 27, 2008	$8,296
Additions	1,030
Sale of certain real estate in Woodburn, Oregon	(2,806)	February 6, 2009	$5.2 million
Sale of certain real estate in Dallas, Texas	(2,433)	May 13, 2009	$3.4 million
Sale of certain real estate in Murrieta, California	(1,030)	June 10, 2009	$0.9 million

Assets held for sale as of September 26, 2009	$3,057

G.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES
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

UNIVERSAL FOREST PRODUCTS, INC.
On a consolidated basis, we have reserved approximately $4.4 million on September 26, 2009 and $4.4 million on September 27, 2008, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.
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
In addition, on September 26, 2009, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On September 26, 2009, we had outstanding purchase commitments on capital projects of approximately $1.6 million.
We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.
In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of September 26, 2009, we had approximately $20.7 million in outstanding payment and performance bonds for projects in progress, which expire during the next two years. In addition, approximately $28.5 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
We have entered into operating leases for certain personal property assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1.6 million.

UNIVERSAL FOREST PRODUCTS, INC.
On September 26, 2009, we had outstanding letters of credit totaling $34.7 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.
In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $19.9 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.
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
Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.3 million. As a result, this amount is recorded in other long-term liabilities on September 26, 2009.
We did not enter into any new guarantee arrangements during the third quarter of 2009 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.
H.	BUSINESS COMBINATIONS
No business combinations were completed in fiscal 2009. We completed the following business combinations in fiscal 2008 which were accounted for using the purchase method (in millions).

				Net
Company	Acquisition	Purchase	Intangible	Tangible	Reportable
Name	Date	Price	Assets	Assets	Segment	Business Description
D-Stake Mill and Manufacturing Country (“D-Stake”)	June 9, 2008	$7.1 (asset purchase)	$5.1	$2.0	Western Division	Manufactures kiln stickers, lath, stakes, decking, and pallets and pallet components for a variety of industries including manufacturing, retail and agriculture. Plants are located in McMinnville, OR and Independence, OR. Combined 2007 sales were $18.5 million.

						Purchased 100% of the inventory, property, plant and equipment, and intangibles.
Shawnlee Construction, LLC (“Shawnlee”)	April 1, 2008	$1.8 (asset purchase)	$1.0	$0.8	Eastern Division	Provides framing services for multi-family construction in the northeast. Located in Plainville, MA. As of April 1, 2008 we owned a 90% membership interest and have purchased and additional 5% interest each year.
Romano Construction Company, Ltd. (“Romano”)	March 15, 2008	$0.4 (asset purchase)	$0.2	$0.2	Eastern Division	Provides framing services and is located in Middletown, NY. Purchased 100% of the property, plant and equipment and intangibles.
International Wood Industries, Inc. (“IWI”)	February 4, 2008	$14.0 (stock purchase)	$10.6	$3.4	Western Division	Manufactures and distributes industrial products, including specialty boxes, crates, pallets and skids. Headquartered in Turlock, CA with distribution sites in Hawaii and Alaska. 2007 sales were $40.0 million.

						Purchased 100% voting interest.
The amounts assigned to major intangible classes for business combinations mentioned above are as follows (in millions):

				Goodwill -
	Non-compete	Customer	Goodwill -	Tax
	agreements	Relationships	Total	Deductible
D-Stake	$2.6		$2.5	$2.5
Shawnlee	0.3	$0.4	0.3	0.3

UNIVERSAL FOREST PRODUCTS, INC.
The purchase price allocation for IWI was finalized during the first quarter of fiscal 2009 as follows (in millions).

				Goodwill -
	Non-compete	Customer	Goodwill -	Tax
	agreements	Relationships	Total	Deductible
IWI — preliminary	5.4		5.2
Final purchase price allocations	(3.0)	5.6	(2.6)
IWI — final	2.4	5.6	2.6	0.0
The business combinations mentioned above were not significant to our operating results individually or in aggregate, and thus pro forma results are not presented.
I.	SEGMENT REPORTING
ASC 280, Disclosures about Segments of an Enterprise and Related Information (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under ASC 280, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on this criteria, we have aggregated our Eastern and Western Divisions into one reporting segment. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first nine months of 2009 and 2008 are presented below (in thousands).

	Nine Months Ended September 26, 2009			Nine Months Ended September 27, 2008
	Eastern and			Eastern and
	Western	All		Western	All
	Divisions	Other	Total	Divisions	Other	Total
Net sales to outside customers	$1,242,119	$92,316	$1,334,435	$1,740,037	$68,704	$1,808,741
Intersegment net sales	0	29,239	29,239	0	24,510	24,510
Segment operating profit	36,845	6,660	43,505	17,980	1,512	19,492
J.	SUBSEQUENT EVENT
On October 19, we announced a semi-annual dividend of $0.20 per share, payable December 15, 2009 to the shareholders of record on December 1, 2009. The dividend was approved by our Board of Directors at their October 15, 2009 meeting.

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
OVERVIEW
Our results for the third quarter of 2009 were impacted by the following:
•
Our overall unit sales decreased 18% due to weak demand in each of our markets. We believe we have gained additional share of the DIY/retail and industrial markets and maintained our share of the manufactured housing and site-built markets.

•
National housing starts decreased approximately 36% in June through August of 2009, compared to the same periods of 2008, as a result of an excess supply of homes, tight credit conditions, and an increase in foreclosures.

•
Consumer spending for large repair/remodel projects has decreased due to general economic conditions, among other factors, including weak home prices and decreased cost recovery for most types of upper-end home improvement projects. Consequently, the same store sales of “big box” home improvement retailers have declined by approximately 10%.

•
Shipments of HUD code manufactured homes were down 37% in July of 2009, compared to the same period of 2008. Industry sales of modular homes have also continued to decline. Weak market conditions are due, in part, to an excess supply of site-built homes and foreclosures and tight credit conditions.

•	The industrial market has declined due to the general weakening of the U.S. economy. We gained additional share of this market due, in part, to adding new concrete forming business.
•	Our gross margin increased to 15.1% from 10.6% in 2008 due to the implementation of various cost reduction initiatives and the lower level of the Lumber Market.

UNIVERSAL FOREST PRODUCTS, INC.
•
Our SG&A expenses are down approximately $6.8 million, or 12%, from the third quarter of 2008, due to our right-sizing efforts and plant consolidation actions we took last year, offset somewhat by an increase in incentive compensation expense.

•	Our net interest costs decreased by $1.7 million, or 67%, as our interest-bearing debt declined from $167 million at the end of September of 2008 to $56 million at the end of September of 2009.
•
We are pleased to report operating and investing cash flows totaling almost $114 million for the first nine months of 2009 due to improved profitability, effective working capital management, and reduced working capital requirements due to weak demand.

Route 2012
Since we discussed our Growth & Opportunity 2010 (“GO 2010”) goals in our annual report on form 10-K for the period ended December 30, 2006, industry and general economic conditions have significantly deteriorated. In addition, the Lumber Market has declined from an average of $388/MBF in 2005 to an average of $215/MBF in 2009; a 45% decline from when we first set our goals, which has adversely impacted our sales.
In place of our GO 2010 goals, we have a new four-year growth plan entitled “Route 2012,” which includes goals to be achieved by the end of our fiscal year 2012 including:
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
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price is presented below:

	Random Lengths Composite
	Average $/MBF
	2009	2008

January	$198	$249
February	199	244
March	195	240
April	208	255
May	198	281
June	222	268
July	238	267
August	239	282
September	236	272

Third quarter average	$238	$274
Year-to-date average	$215	$262

Third quarter percentage change from 2008	(13.1%)
Year-to-date percentage change from 2008	(17.9%)

UNIVERSAL FOREST PRODUCTS, INC.
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2009	2008

January	$241	$269
February	233	264
March	232	264
April	241	272
May	231	324
June	236	318
July	253	303
August	241	304
September	244	309

Third quarter average	$246	$305
Year-to-date average	$239	$292

Third quarter percentage change from 2008	(19.3%)
Year-to-date percentage change from 2008	(18.2%)

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

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.9	89.4	85.1	88.7

Gross profit	15.1	10.6	14.9	11.3
Selling, general, and administrative expenses	11.2	9.5	11.7	9.9
Net (gain) loss on disposition of assets and other impairment and exit charges	0.1	0.9	(0.1)	0.4

Earnings from operations	3.8	0.2	3.3	1.0
Interest, net	0.2	0.4	0.2	0.4

Earnings (loss) before income taxes	3.6	(0.2)	3.1	0.6
Income taxes	1.4	0.1	1.2	0.3

Net earnings (loss)	2.2	(0.3)	1.9	0.3
Less net earnings attributable to noncontrolling interest	(0.0)	(0.0)	(0.0)	(0.0)

Net earnings (loss) attributable to controlling interest	2.2%	(0.3%)	1.9%	0.3%

UNIVERSAL FOREST PRODUCTS, INC.
GROSS SALES
We market, manufacture and engineer wood and wood-alternative products for the DIY/retail market, structural lumber products for the manufactured housing market, engineered wood components for the site-built construction market, and specialty wood packaging for various markets. We also provide framing services for the site-built construction market and various forms for concrete construction. Our strategic long-term sales objectives include:
•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forms market, increasing our sales of engineered wood components for custom home, multi-family and light commercial construction, and expanding our product lines in each of the markets we serve.

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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 26,	Sept. 27,	%	Sept. 26,	Sept. 27,	%
Market Classification	2009	2008	Change	2009	2008	Change
DIY/Retail	$214,719	$253,348	(15.2)	$674,394	$765,868	(11.9)
Site-Built Construction	68,288	119,472	(42.8)	189,882	358,566	(47.0)
Industrial	132,718	164,982	(19.6)	367,657	476,875	(22.9)
Manufactured Housing	53,766	85,071	(36.8)	134,985	245,679	(45.1)

Total Gross Sales	469,491	622,873	(24.6)	1,366,918	1,846,988	(26.0)
Sales Allowances	(11,723)	(12,129)		(32,483)	(38,247)

Total Net Sales	$457,768	$610,744	(25.0)	$1,334,435	$1,808,741	(26.2)

Note:	In the first quarter of 2009, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.

UNIVERSAL FOREST PRODUCTS, INC.
Gross sales in the third quarter of 2009 decreased 25% compared to the third quarter of 2008. We estimate that our unit sales decreased by 18% and overall selling prices decreased by 7% comparing the two periods. We estimate that our unit sales decreased 18% as a result of existing and closed facilities due to a decline in demand in each of the markets we serve. Our overall selling prices may fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”) and competitive factors.
Gross sales in the first nine months of 2009 decreased 26% compared to the first nine months of 2008 resulting from an estimated decrease in units shipped of approximately 20%, while overall selling prices decreased by 6%. We estimate that our unit sales increased 1% as a result of business acquisitions and new plants, while our unit sales from existing and closed facilities decreased by 21% due to a decline in market demand.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 15% in the third quarter of 2009 compared to 2008 primarily due to an estimated 9% decrease in overall unit sales and an estimated 6% decrease in overall selling prices due to the Lumber Market. Unit sales declined due to the impact of the housing market on our retail customers whose business is closely correlated with single-family housing starts and a decline in consumer spending as evidenced by declines in same store sales reported by our “big box” customers. We believe that we achieved market share gains in 2009, which offset some of the impact of these adverse market conditions.
Gross sales to the DIY/retail market decreased 12% in the first nine months of 2009 compared to 2008 primarily due to an estimated 6% decrease in overall unit sales and an estimated 6% decrease in overall selling prices due to the Lumber Market. We estimate that our unit sales increased 1% as a result of acquisitions, while unit sales from existing and closed facilities decreased 7%. The decrease in unit sales is primarily due to the same factors mentioned in the paragraph above.
Site-Built Construction:
Gross sales to the site-built construction market decreased 43% in the third quarter of 2009 compared to 2008 due to an estimated 37% decrease in unit sales out of existing plants and an estimated 6% decrease in our average selling prices primarily due to the Lumber Market. National housing starts were off a reported 36% for June through August of 2009 compared to the same period of 2008.

UNIVERSAL FOREST PRODUCTS, INC.
Gross sales to the site-built construction market decreased 47% in the first nine months of 2009 compared to 2008, due to an estimated 38% decrease in unit sales and an estimated 9% decrease in selling prices. National housing starts were off a reported 44% for the year to date through August of 2009 compared to the same period of 2008.
Industrial:
Gross sales to the industrial market decreased 20% in the third quarter of 2009 compared to the same period of 2008, due to an estimated 12% decrease in unit sales and an estimated 8% decrease in selling prices. We continue to experience a decline in sales to certain of our customers that supply the housing market or have been impacted by the weakening U.S. economy. We have been able to offset some of the impact of a decline in demand with market share gains and our continued penetration of the concrete forming market.
Gross sales to the industrial market decreased 23% in the first nine months of 2009 compared to the same period of 2008, due to an estimated 17% decrease in units and an estimated 6% decrease in selling prices. Unit sales decreased for the reasons mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market decreased 37% in the third quarter of 2009 compared to the same period of 2008, primarily due to an estimated 32% decrease in unit sales and an estimated 5% decrease in selling prices due to the Lumber Market. Our decline in unit sales was the result of an overall decline in industry production. The industry most recently reported a decrease in HUD code production of 37% in July compared to the same period of 2008. Modular home production was similarly down during the period.
Gross sales to the manufactured housing market decreased 45% in the first nine months of 2009 compared to the same period of 2008. This decrease resulted from an estimated 40% decrease in unit sales combined with an estimated 5% decrease in selling prices. Industry production of HUD code homes was off a reported 44% through July of 2009 compared to the same period of 2008. Modular home production was similarly down during the period.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008

Value-Added	58.4%	59.6%	60.1%	60.7%
Commodity-Based	41.6%	40.4%	39.9%	39.3%

UNIVERSAL FOREST PRODUCTS, INC.
Value-added sales decreased 26% in the third quarter of 2009 compared to 2008, primarily due to decreased sales of trusses, turn-key framing and installed sales, fencing and decking and railing. Commodity-based sales decreased 22% comparing the third quarter of 2009 with the same period of 2008, primarily due to decreased sales of non-manufactured and treated lumber.
Value-added sales decreased 27% in the first nine months of 2009 compared to 2008, primarily due to decreased sales of trusses, turn-key framing and installed sales, engineered wood products and manufactured component lumber. Commodity-based sales decreased 25% comparing the first nine months of 2009 with the same period of 2008, primarily due to decreased sales of non-manufactured lumber and panels and treated lumber.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage increased to 15.1% from 10.6% comparing the third quarter of 2009 with the same period of 2008. In addition, our gross profit dollars increased by 7% comparing the third quarter of 2009 with the same period of 2008, which compares favorably with our 18% decrease in unit sales. Our improved gross margin is primarily due to cost reductions consisting of:
•	An improvement in material costs as a percentage of net sales as a result of better buying and inventory management to protect margins.

•	An improvement in labor and plant overhead as a percentage of net sales due to plant consolidation and right-sizing efforts previously taken.

•	Lower freight costs due to fuel prices.
In addition, the lower level of the Lumber Market caused our gross margin to increase. See “Impact of the Lumber Market on Our Operating Results”.
Our gross profit percentage increased to 14.9% from 11.3% comparing the first nine months of 2009 with the same period of 2008. Our gross profit dollars decreased by approximately 3% comparing the first nine months of 2009 with the same period of 2008, which compares favorably with our 20% decrease in unit sales. Our improved gross margin comparing these two periods was primarily due to the factors mentioned in the paragraph above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $6.8 million, or 11.8%, in the third quarter of 2009 compared to the same period of 2008, while we reported an 18% decrease in unit sales. New operations added $0.2 million of expenses, operations we closed decreased expenses by $4.3 million, and existing operations reduced expenses by $2.7 million. The decrease in SG&A expenses at our existing operations was primarily due to a decline in wages and related costs due to a reduction in headcount and a decline in many other account categories as a result of efforts to control costs. These decreases were partially offset by an increase in accrued bonus. Our SG&A expenses increased as a percentage of sales primarily due to the lower level of the Lumber Market and an increase in accrued bonus expense.

UNIVERSAL FOREST PRODUCTS, INC.
Selling, general and administrative (“SG&A”) expenses decreased by approximately $22.0 million, or 12%, in the first nine months of 2009 compared to the same period of 2008, while we reported a 20% decrease in unit sales. New operations added $0.2 million of expenses, operations we closed decreased expenses by $13.4 million, and existing operations reduced expenses by $8.8 million. The decrease in SG&A expenses at our existing operations was primarily due to a decline in wages and related costs due to a reduction in headcount and a decline in many other account categories as a result of efforts to control costs. These decreases were partially offset by an increase in accrued bonus and bad debt expense. Our SG&A expenses increased as a percentage of sales primarily due to the lower level of the Lumber Market, accrued bonus, and bad debt expense.
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $0.6 million of charges in the third quarter of 2009 and $5.7 million in the third quarter of 2008 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. In 2008, these costs were offset by $0.4 million of gains on the sale of certain real estate.
We incurred $2.3 million of charges in the first nine months of 2009 and $7.0 million in the first nine months of 2008 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. These costs were offset by $3.5 million in 2009 and $0.4 million in 2008 of gains on the sale of certain real estate.
We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:
•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management
We currently have 11 operations which are experiencing operating losses and negative cash flow for the first nine months of 2009. The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future in the event a closure action is taken, was $15.8 million at the end of September of 2009. In addition, these operations had future fixed operating lease payments totaling $2.7 million at the end of September of 2009.
INSURANCE PROCEEDS
In May, 2008 our plant in Windsor, CO was hit by a tornado. In accordance with ASC 605, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, we have written off the net book value of the destroyed inventory and property totaling $0.7 million. The insured value of the property exceeded its net book value, which was recorded as a gain in 2008. In 2008, we collected $0.8 million of the insurance receivable and in 2009 we collected $1.0 million. As of September 26, 2009, there is no remaining insurance receivable.

UNIVERSAL FOREST PRODUCTS, INC.
INTEREST, NET
Net interest costs were lower in the third quarter and first nine months of 2009 compared to the same periods of 2008 due to lower debt balances combined with a decrease in short-term interest rates upon which our variable rate debt is based. In addition, in June of 2009 we incurred $360,000 of expense related to a make-whole provision as a result of electing to pay off one of our senior unsecured notes six months early. We saved approximately $210,000 in the third quarter of 2009 and expect to save another $210,000 in the fourth quarter of 2009 because of this pre-payment.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 38.3% and 36.7% for the third quarter and first nine months of 2009. Our effective tax rate differs from the federal statutory rate primarily due to estimated state and local income taxes and certain permanent tax differences.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash from operating activities	$111,931	$33,314
Cash from investing activities	2,070	(7,694)
Cash from financing activities	(47,362)	(37,766)

Net change in cash and cash equivalents	66,639	(12,146)
Cash and cash equivalents, beginning of period	13,337	43,605

Cash and cash equivalents, end of period	$79,976	$31,459

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

UNIVERSAL FOREST PRODUCTS, INC.
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 27, 2008 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle (excluding the impact of our sale of receivables program) increased to 45 days in the first nine months of 2009 from 44 days in the first nine months of 2008, due to a 1 day increase in our days supply of inventory. The increase in our days supply of inventory was primarily due to a combination of lower than planned sales early in the year and inventory positions we have taken to protect margins during the year.
Cash provided by operating activities was approximately $112 million in the first nine months of 2009 including net earnings of $24.9 million, $31.1 million of non-cash expenses and a $55.9 million decrease in working capital since the end of 2008. Working capital decreased primarily due to reductions in inventory as we reached our primary selling season, the impact of a lower Lumber Market on our inventory levels, an increase in accounts payable as purchases and volumes increase compared to December 2008, and an increase in accrued bonus and income taxes due to improved profitability. These reductions were offset by an increase in accounts receivable due to higher sales volumes compared to December 2008. In addition, through September of 2008, there was approximately $27 million of negative cash flow included in operating activities related to our sale of receivables program. Specifically, at the end of December 2007 we had approximately $27 million of receivables sold and outstanding under this program, while no amounts were sold outstanding at the end of September of 2008 because the program was terminated in that month.
We have made the decision to limit our investing activities in 2009 and make debt repayment our first priority for use of our operating cash flows. As a result, we have curtailed our capital expenditures and currently plan to spend approximately $15 million in 2009, which includes outstanding purchase commitments on existing capital projects totaling approximately $1.6 million on September 26, 2009. We intend to fund capital expenditures and purchase commitments through our operating cash flows and cash. In addition, we sold certain real estate, for which we had no planned future use, for approximately $10 million.
On September 26, 2009, we had no outstanding balance on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $32.2 million on September 26, 2009. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on September 26, 2009.
Our Series 2002-A Senior Notes totaling $15.0 million, due on December 18, 2009, were pre-paid during the second quarter of 2009. In addition, in June of 2009 we incurred $360,000 of expense related to a make-whole provision as a result of electing to pay off one of our senior unsecured notes six months early. We saved approximately $210,000 in the third quarter of 2009 and expect to save another $210,000 in the fourth quarter of 2009 because of this pre-payment. In addition, on October 15, 2009 the Board of Directors approved an increase in our semi-annual cash dividend to $0.20 per common share to shareholders of record as of December 1, 2009.

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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 26, 2009 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the quarter ended September 26, 2009, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 28, 2009 — August 1, 2009(1)				1,223,323
August 2 — 29, 2009				1,223,323
August 30 2009 — September 26, 2009	6,285	$38.88	6,285	1,217,038

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of September 26, 2009, cumulative total authorized shares available for repurchase is 1.2 million shares.

Item 5. Other Information.
In the third quarter of 2009, the Audit Committee did not approve any non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2009.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 6. Exhibits.
The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
10	Material Contracts.
(i)(4)
Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

(i)(5)
First Amendment dated February 12, 2007 relating to Series 2004-A, Credit Agreement dated December 20, 2004, was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

(j)(2)
Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: October 21, 2009	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Date: October 21, 2009	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Material Contracts.

	(i)(4)	Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

	(i)(5)	First Amendment dated February 12, 2007 relating to Series 2004-A, Credit Agreement dated December 20, 2004, was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.