Form 10-K
period 2009-12-26
UNIVERSAL FOREST PRODUCTS INC
filed 2010-02-23
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 26, 2009.
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.) Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 27, 2009 was $600,703,561 computed at the closing price of $34.91 on that date.
As of January 30, 2010, 19,293,910 shares of the registrant’s common stock, no par value, were outstanding.
Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 26, 2009 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 26, 2009

PART I
Item 1. Business.
General Development of the Business.
Universal Forest Products, Inc. (“The Company”) was organized as a Michigan corporation in 1955 and is a holding company that provides capital, management and administrative resources to subsidiaries that design, manufacture and market wood and wood-alternative products for DIY/retail home centers and other retailers, structural lumber products for the manufactured housing industry, engineered wood components for the site-built construction market, and specialty wood packaging and components for various industries. The Company’s consumer products subsidiary offers a large portfolio of outdoor living products, including wood composite decking, decorative balusters, post caps and plastic lattice, and its garden group offers an array of products, such as trellises and arches, to retailers nationwide. Our subsidiaries also provide framing services for the site-built market and forming products for concrete construction. The Company is headquartered in Grand Rapids, Michigan, with facilities throughout North America. For more about Universal Forest Products, Inc. go to www.ufpi.com.
Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 26, 2009 (“2009 Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Selected portions of the 2009 Annual Report are filed as Exhibit 13 with this Form 10-K Report.
Financial Information About Segments.
Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Under the definition of a segment, our Eastern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under ASC 280, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. We have aggregated our Eastern and Western divisions into one reporting segment, consistent with ASC 280. Our Consumer Products Division, which was formed in 2006, is included in “All Other.” Separate Financial information about industry segments is incorporated by reference from Note Q of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.
We presently engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Each of these markets is discussed in the paragraphs which follow.
DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 32% of our total net sales in fiscal 2009, 27% in 2008, and 26% in 2007.
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
Competition in this market is primarily fragmented, but we do compete with a small number of national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components. Our long-term objective is to continue to increase our manufacturing capacity and framing capabilities for this market in certain regions we do not currently serve in order to expand our national presence. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, purchasing and manufacturing expertise, product quality and timeliness of delivery.
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

Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). We use primarily Southern Yellow Pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include “spruce-pine-fir” from various provinces in Canada; hemlock, Douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output, (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain programs such as consigned inventory. We believe this represents a competitive advantage.
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
On December 26, 2009 and December 27, 2008, we estimate that backlog orders associated with the site-built construction business approximated $66.4 million and $57.7 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the current fiscal year, however, it is possible that some orders could be canceled.
Environmental. Information required for environmental disclosures is incorporated by reference from Note O of the Consolidated Financial Statements presented under Item 8 herein.
Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”
Employees. On December 26, 2009, we had approximately 4,900 employees.

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
Enforceability of Civil Liabilities Against Foreign Persons.
Not applicable.
Item 1A. Risk Factors.
We are subject to regional, national and global economic conditions. The unprecedented decline in economic conditions throughout the United States could depress demand for our products further.
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

Our ability to achieve sales and margin goals, particularly on sales to the site-built construction market, is impacted by housing starts. If housing starts decline significantly, our financial results could be negatively impacted. National housing starts fell approximately 39% in 2009 compared to 2008 as a result of an excess supply of homes, tight credit conditions, and an increase in foreclosures. The manufactured housing market is constricted due to the excess supply of site-built homes and a lack of available long-term financing and credit-worthy buyers.
A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 32% of our total sales in 2009, 27% in 2008, and 26% in 2007.
Current economic and credit market conditions have increased the risk that we may not collect a greater percentage of our receivables. Economic and credit conditions may significantly impact our bad debt expense. We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this heightened risk.
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
We may be adversely affected by the impact of environmental and safety regulations. We are subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations. There can be no assurance that we are at all times in complete compliance with all of these requirements. We have made and will continue to make capital and other expenditures to comply with environmental regulations. If additional laws and regulations are enacted, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits. If existing laws are interpreted differently, it could also increase our financial costs. Current legislation requiring the use of alternate fuel and energy sources is expected to increase our energy costs by 10 to 25%. If additional laws and regulations regarding carbon emission, mandating the use of more expensive energy choices, cap and trade, or taxes and fees on resource use are enacted, it will significantly increase our costs of operation, raise costs to our customers, and create a further barrier to demand for United States manufactured products.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 60 facilities located throughout the United States, Canada, and Mexico. Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.
We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 19 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

Item 3. Legal Proceedings.
Information regarding our legal proceedings is set forth in Note O of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Additional Item: Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2010. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Michael B. Glenn	58	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	50	President and Chief Operating Officer, Universal Forest Products, Inc.
C. Scott Greene	53	President, UFP Southern Division
Richard C. Frazier	67	President, UFP Western Division
Robert W. Lees	56	President, UFP Northern Division
Robert D. Coleman	55	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad	49	Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole	43	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Ronald G. Klyn	52	Chief Information Officer, Universal Forest Products, Inc.
Joseph F. Granger	44	Executive Vice President of Sales and Marketing, Universal Forest Products, Inc.
Michael F. Mordell	52	Executive Vice President of Purchasing, Universal Forest Products, Inc.
Michael B. Glenn joined us in 1974. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer. On July 1, 2006, Mr. Glenn became Chief Executive Officer.
Patrick M. Webster joined us in 1985. Mr. Webster became Vice President of the Far West Region in 1999, on July 1, 2007, became President of Universal Forest Products Western Division, Inc., and on January 1, 2009 became our President and Chief Operating Officer.
C. Scott Greene joined us in 1991. During early 2000, Mr. Greene became President of Universal Forest Products Eastern Division, Inc. On January 1, 2010, Mr. Greene became President of UFP Southern Division.
Richard C. Frazier joined us in 1985 as Vice President of our Southwest Region. He held this position until January 1, 2008, when he took on a new position to work on special projects throughout Company. On January 1, 2009, Mr. Frazier became President of the UFP Western Division.

Robert W. Lees joined us in 1977. In 1986 he became Regional Vice President of our Northeast Region. On January 1, 2010, Mr. Lees became President of UFP Northern Division.
Robert D. Coleman, joined us in 1979. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing.
Matthew J. Missad joined us in 1985. In February 1996, Mr. Missad was promoted to Executive Vice President.
Michael R. Cole, CPA, CMA, joined us in 1993. On July 19, 2000, Mr. Cole became Chief Financial Officer.
Ronald G. Klyn joined us in 1993. In October of 1999, Mr. Klyn was promoted to Chief Information Officer.
Joseph F. Granger joined us in 1988. In 2002 he became Regional Vice President of the Southeast Region, and on January 1, 2007, he became Executive Vice President of Sales and Marketing.
Michael F. Mordell joined us in 1993. In 1999 he became Executive Vice President of Purchasing of Universal Forest Products Western Division, Inc. In November 2007, he became General Manager of Operations for our facility in Lafayette, CO, and on January 1, 2010, Mr. Mordell became Executive Vice President of Purchasing.
PART II
The following information items in this Part II, which are contained in the 2009 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2009 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(a)
The information relating to market, holders and dividends is incorporated by reference from the 2009 Annual Report under the caption “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no recent sales of unregistered securities.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)

September 27 – October 31, 2009(1)	16,200	$38.86	16,200	1,200,838
November 1 – 28, 2009	41,000	$37.54	41,000	1,159,838
November 29 – December 26, 2009	26,709	$36.29	26,709	1,133,129

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of December 26, 2009, the cumulative total of authorized shares available for repurchase is 1.1 million shares.

Item 6. Selected Financial Data.
The information required by this Item is incorporated by reference from the 2009 Annual Report under the caption “Selected Financial Data.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference from the 2009 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

On December 26, 2009, the estimated fair value of our long-term debt, including the current portion, was $54.7 million, which was $0.8 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.
Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalents, in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$673	$711	$40,270				$41,654
Average interest rate	5.6%	5.6%	6.0%
Variable Rate ($US)						$12,200	12,200
Average interest rate(1)						0.55%

(1)	Average of rates at December 26, 2009.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is incorporated by reference from the 2009 Annual Report under the following captions:
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
“Consolidated Statements of Shareholders’ Equity”
“Consolidated Statements of Cash Flows”
“Notes to Consolidated Financial Statements”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(1)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 26, 2009 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2009 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2009 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls. During the fourth quarter ended December 26, 2009, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 26, 2009 for the 2010 Annual Meeting of Shareholders, as filed with the Commission (“2010 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.
Item 11. Executive Compensation.
Information relating to director and executive compensation is incorporated by reference from the 2010 Proxy Statement under the caption “Executive Compensation.” The “Personnel and Compensation Committee Report” included in the 2010 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2010 Proxy Statement under the captions “Ownership of Common Stock” and “Securities Ownership of Management.”
Information relating to securities authorized for issuance under equity compensation plans as of December 26, 2009, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	473,878	$23.34	2,443,497
Equity compensation plans not approved by security holders	none
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2010 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”
Item 14. Principal Accounting Fees and Services.
Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2010 Proxy Statement under the caption “Independent Registered Public Accounting Firm – Disclosure of Fees.”
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2009 Annual Report:
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

Dated: February 23, 2010	UNIVERSAL FOREST PRODUCTS, INC.
	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of February, 2010, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	/s/ Dan M. Dutton

William G. Currie, Director	Dan M. Dutton, Director

/s/ John M. Engler	/s/ John W. Garside

John M. Engler, Director	John W. Garside, Director

/s/ Michael B. Glenn	/s/ Gary F. Goode

Michael B. Glenn, Director	Gary F. Goode, Director

/s/ Bruce A. Merino	/s/ Mark A. Murray

Bruce A. Merino, Director	Mark A. Murray, Director

/s/ William R. Payne	/s/ Louis A. Smith

William R. Payne, Director	Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant’s Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

	*(a)(4)	Nondisclosure and Non-Compete Agreement with Peter F. Secchia, dated December 31, 2002 was filed as Exhibit 10(a)(4) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	*(a)(5)	Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

	*(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan, was filed as Exhibit 10(a) to a Form 10-Q Quarterly Report for the quarter ended September 25, 2004 and the same is incorporated herein by reference.

	*(a)(7)	Consulting and Non-Compete Agreement with William G. Currie, dated December 17, 2007 was filed as Exhibit 10(a)(7) to a Form 10-K, Annual Report for the year ended December 29, 2007 and the same is incorporated herein by reference.

	*(a)(8)	Employment, Consulting (and Non-Competition) Agreement with Robert K. Hill, dated June 15, 2007 was filed as Exhibit 10(a)(8) to a Form 10-K, Annual Report for the year ended December 29, 2007 and the same is incorporated herein by reference.

E-1

Exhibit #	Description

	(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(2)	Form of Officers’ Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(f)	Salaried Employee Bonus Plan was filed as Exhibit 10(f) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(i)(4)	Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004 and the same is incorporated herein by reference.

	(i)(5)	First Amendment dated February 12, 2007 relating to Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference.

	(j)(1)	Series 1998-A, Senior Note Agreement dated December 21, 1998 was filed as Exhibit 10(j)(1) to a Form 10-K Annual Report for the year ended December 26, 1998, and the same is incorporated herein by reference.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 26, 2009.

E-2

Exhibit #	Description

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2004 and the same is incorporated herein by reference.

	(c)	Code of Ethics for Vice President of Accounting was filed as Exhibit 14(c) to a Form 10-K, Annual Report for the year ended December 31, 2005 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.

E-3