Form 10-Q
period 2010-03-27
UNIVERSAL FOREST PRODUCTS INC
filed 2010-04-21
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by chec kmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 27, 2010

Common stock, no par value	19,361,407

UNIVERSAL FOREST PRODUCTS, INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at March 27, 2010, December 26, 2009 and March 28, 2009	3

Consolidated Condensed Statements of Earnings for the Three Months Ended March 27, 2010 and March 28, 2009	4

Consolidated Condensed Statements of Equity for the Three Months Ended March 27, 2010 and March 28, 2009	5

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 27, 2010 and March 28, 2009	6

Notes to Consolidated Condensed Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities — NONE

Item 4. (Removed and Reserved)

Item 5. Other Information	27

Item 6. Exhibits	28

Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 27,	December 26,	March 28,
	2010	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,346	$82,219	$9,427
Accounts receivable, net	187,625	107,383	180,021
Inventories:
Raw materials	112,004	89,956	108,982
Finished goods	95,782	72,192	81,819

	207,786	162,148	190,801
Assets held for sale	—	—	5,490
Refundable income taxes	—	10,391	366
Other current assets	21,718	21,208	17,513

TOTAL CURRENT ASSETS	431,475	383,349	403,618

OTHER ASSETS	4,311	4,478	3,522
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	156,732	157,058	156,937
OTHER INTANGIBLE ASSETS, net	15,194	16,693	22,723
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	514,687	510,774	503,393
Accumulated depreciation and amortization	(287,418)	(280,675)	(263,144)

PROPERTY, PLANT AND EQUIPMENT, NET	227,269	230,099	240,249

TOTAL ASSETS	$834,981	$791,677	$827,049

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,889	$64,473	$74,345
Accrued liabilities:
Compensation and benefits	38,181	48,340	41,160
Income taxes	919	—	—
Other	23,654	21,698	21,888
Current portion of long-term debt and capital lease obligations	683	673	16,223

TOTAL CURRENT LIABILITIES	160,326	135,184	153,616

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	68,881	53,181	96,235
DEFERRED INCOME TAXES	21,640	21,707	17,708
OTHER LIABILITIES	12,276	12,659	12,153

TOTAL LIABILITIES	263,123	222,731	279,712

EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,361,407, 19,284,587 and 19,178,761	$19,361	$19,285	$19,179
Additional paid-in capital	134,109	132,765	129,558
Retained earnings	409,605	409,278	392,105
Accumulated other comprehensive earnings	4,061	3,633	2,106

	567,136	564,961	542,948
Employee stock notes receivable	(1,771)	(1,743)	(1,672)

	565,365	563,218	541,276
Noncontrolling interest	6,493	5,728	6,061

TOTAL EQUITY	571,858	568,946	547,337

TOTAL LIABILITIES AND EQUITY	$834,981	$791,677	$827,049

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 27,	March 28,
	2010	2009

NET SALES	$392,958	$361,722

COST OF GOODS SOLD	341,324	314,901

GROSS PROFIT	51,634	46,821

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	48,489	49,092
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	172	(1,136)

EARNINGS (LOSS) FROM OPERATIONS	2,973	(1,135)

INTEREST EXPENSE	886	1,074
INTEREST INCOME	(120)	(83)

	766	991

EARNINGS (LOSS) BEFORE INCOME TAXES	2,207	(2,126)

INCOME TAXES (BENEFIT)	487	(963)

NET EARNINGS (LOSS)	1,720	(1,163)

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(733)	(44)

NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$987	$(1,207)

EARNINGS (LOSS) PER SHARE — BASIC	$0.05	$(0.06)

EARNINGS (LOSS) PER SHARE — DILUTED	$0.05	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC EARNINGS (LOSS)	19,258	19,184

WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED EARNINGS (LOSS)	19,517	19,184
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Controlling Interest Shareholders’ Equity
				Accumulated
				Other	Employees
		Additional Paid-	Retained	Comprehensive	Stock Notes	Noncontrolling
	Common Stock	In Capital	Earnings	Earnings	Receivable	Interest	Total
Balance at December 27, 2008	$19,089	$128,830	$393,312	$2,353	$(1,701)	$6,343	$548,226
Comprehensive income:
Net earnings			(1,207)			44
Foreign currency translation adjustment				(247)		(256)
Total comprehensive loss							(1,666)
Distributions to noncontrolling interest						(70)	(70)
Issuance of 15,602 shares under employee stock plans	16	301					317
Issuance of 3,630 shares under stock grant programs	4	74					78
Issuance of 72,179 shares under deferred compensation plans	72	(72)					—
Received 1,530 shares for the exercise of stock options	(2)	(30)					(32)
Tax benefits from non-qualified stock options exercised		6					6
Deferred income tax asset reversal for deferred compensation plans		(518)					(518)
Expense associated with share-based compensation arrangements		637					637
Accrued expense under deferred compensation plans		330					330
Payments received on employee stock notes receivable					29		29

Balance at March 28, 2009	$19,179	$129,558	$392,105	$2,106	$(1,672)	$6,061	$547,337

Balance at December 26, 2009	$19,285	$132,765	$409,278	$3,633	$(1,743)	$5,728	$568,946
Comprehensive income:
Net earnings			987			733
Foreign currency translation adjustment				428		122
Total comprehensive earnings							2,270
Distributions to noncontrolling interest						(90)	(90)
Issuance of 14,945 shares under employee stock plans	15	264					279
Issuance of 76,045 shares under stock grant programs	76	37					113
Issuance of 5,830 shares under deferred compensation plans	5	(5)					—
Repurchase of 20,000 shares	(20)		(660)				(680)
Tax benefits from non-qualified stock options exercised		79					79
Expense associated with share-based compensation arrangements		660					660
Accrued expense under deferred compensation plans		327					327
Notes receivable adjustment		(18)			(37)		(55)
Payments received on employee stock notes receivable					9		9

Balance at March 27, 2010	$19,361	$134,109	$409,605	$4,061	$(1,771)	$6,493	$571,858

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 27,	March 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$987	$(1,207)
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	7,630	8,417
Amortization of intangibles	1,825	2,563
Expense associated with share-based compensation arrangements	660	637
Excess tax benefits from share-based compensation arrangements	(63)	—
Expense associated with stock grant plans	113	78
Deferred income taxes (credit)	(96)	214
Net earnings attributable to noncontrolling interest	733	44
Net (gain) loss on sale or impairment of property, plant and equipment	(40)	(1,599)
Changes in:
Accounts receivable	(80,239)	(41,760)
Inventories	(45,022)	2,353
Accounts payable	32,340	11,231
Accrued liabilities and other	3,066	972

NET CASH FROM OPERATING ACTIVITIES	(78,106)	(18,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,622)	(3,217)
Acquisitions, net of cash received	(634)	—
Proceeds from sale of property, plant and equipment	189	5,575
Advances on notes receivable	—	(14)
Collections of notes receivable	15	30
Insurance proceeds	—	242
Other, net	13	9

NET CASH FROM INVESTING ACTIVITIES	(5,039)	2,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	15,686	10,577
Repayment of long-term debt	—	(93)
Borrowings of long-term debt	—	800
Proceeds from issuance of common stock	279	317
Distributions to noncontrolling interest	(90)	(70)
Repurchase of common stock	(680)	—
Excess tax benefits from share-based compensation arrangements	63	—
Other, net	14	(9)

NET CASH FROM FINANCING ACTIVITIES	15,272	11,522

NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,873)	(3,910)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	82,219	13,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,346	$9,427

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$256	$444
Income taxes	(10,789)	(7,138)

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$204	$2,351
Stock received for the exercise of stock options, net	—	32

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 26, 2009.

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

UNIVERSAL FOREST PRODUCTS, INC.
Assets and liabilities measured at fair value are as follows:

	March 27, 2010			March 28, 2009
		Quoted	Prices		Quoted	Prices
		Prices in	with Other		Prices in	with Other
		Active	Observable		Active	Observable
		Markets	Inputs		Markets	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Assets:

Trading marketable securities	$1,010	$1,010		$633	$633
Assets held for sale				1,000		$1,000
Property, plant and equipment				154		154

	$1,010	$1,010		$1,787	$633	$1,154

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

UNIVERSAL FOREST PRODUCTS, INC.
The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 27,	December 26,	March 28,
	2010	2009	2009

Cost and Earnings in Excess of Billings	$9,355	$9,998	$4,200
Billings in Excess of Cost and Earnings	8,297	8,954	7,101
D.	EARNINGS (LOSS) PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended March 27, 2010			Three Months Ended March 28, 2009
	Income	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings (Loss) Attributable to Controlling Interest	$987			$(1,207)

EPS — Basic
Income available to common stockholders	987	19,258	$0.05	(1,207)	19,184	$(0.06)

Effect of dilutive securities
Options		259			—

EPS — Diluted
Income available to common stockholders and assumed options exercised	$987	19,517	$0.05	$(1,207)	19,184	$(0.06)

No options were excluded from the computation of diluted EPS for the quarter ended March 27, 2010.

Options to purchase shares and certain other shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive given the net loss for the quarter ended March 28, 2009.

UNIVERSAL FOREST PRODUCTS, INC.
E.	ASSETS HELD FOR SALE AND NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENTS AND EXIT CHARGES

Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $5.5 million on March 28, 2009. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets. These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in certain impairment and other exit charges. “Net (gain) loss on disposition of assets and other impairment and exit charges” consists of the following amounts, separated by reporting segment, for the periods presented below (in millions):

	Three Months Ended March 27, 2010		Three Months Ended March 28, 2009
	Northern,		Northern,
	Southern and		Southern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$0.2		$0.5
Property, plant and equipment			0.8
Gain on sale of real estate			(2.4)
F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES
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

On a consolidated basis, we have reserved approximately $4.2 million on March 27, 2010 and $4.3 million on March 28, 2009, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

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

UNIVERSAL FOREST PRODUCTS, INC.
We have not accrued for any potential loss related to the contingencies above. However, potential liabilities of this nature are not conducive to precise estimates and are subject to change.

In addition, on March 27, 2010, we were parties either as plaintiff or a defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 27, 2010, we had outstanding purchase commitments on capital projects of approximately $3.0 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material. We distribute products manufactured by other companies, some of which are no longer in business. While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no longer exists or has the ability to pay. Historically these costs have not had a material affect on our consolidated financial statements.

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of March 27, 2010, we had approximately $16.0 million in outstanding payment and performance bonds for projects in progress, which expire during the next two years. In addition, approximately $27.1 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

We have entered into operating leases for certain personal property assets that include a guarantee of a portion of the residual value of the leased assets. If at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall. These operating leases will expire periodically over the next five years. The estimated maximum aggregate exposure of these guarantees is approximately $1.3 million.

On March 27, 2010, we had outstanding letters of credit totaling $32.3 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.

UNIVERSAL FOREST PRODUCTS, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $19.3 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $12.4 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

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

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.3 million. As a result, this amount is recorded in other long-term liabilities on March 27, 2010.

We did not enter into any new guarantee arrangements during the first quarter of 2010 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.
G.	BUSINESS COMBINATIONS
No business combinations were completed in fiscal 2009. We completed the following business combinations in fiscal 2010 which were accounted for using the purchase method (in millions).

				Net
Company	Acquisition	Purchase	Intangible	Tangible	Reportable
Name	Date	Price	Assets	Assets	Segment	Business Description
Service Supply Distribution, Inc. (“Service Supply”)	March 8, 2010	$0.6 (asset purchase)	$0.0	$0.6	Southern Division	Distributes products to the manufactured housing market including certain plumbing, electrical, adhesives, flooring paint and other manufactured housing products. Headquartered in Cordele, Georgia, it has distribution centers and capabilities throughout the United States.

The purchase price allocation for D-Stake Mill and Manufacturing Company (“D-Stake”) was adjusted as follows (in millions) during the first quarter of fiscal 2010 as a result of a change in the valuation of the intangible assets acquired. The impact of the adjustment on earnings was negligible.

				Goodwill -
	Non-compete	Customer	Goodwill -	Tax
	agreements	Relationships	Total	Deductible
D-Stake	$2.6		$2.5	$2.5
Purchase price allocation adjustments	(1.6)	1.9	(0.3)	(0.3)
D-Stake — final	1.0	1.9	2.2	2.2
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

Beginning January 1, 2010, our Eastern Division was divided into two divisions: a Northern Division and a Southern Division. This change was made in order to drive faster growth by allowing field leadership to concentrate on a smaller entity, thereby having a bigger impact on growth. The presentation of the reportable segment amounts was not impacted.

UNIVERSAL FOREST PRODUCTS, INC.

Under the definition of a segment, our Northern, Southern, Western and Consumer Products Divisions may be considered an operating segment of our business. Under ASC 280, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on these criteria, we have aggregated our Northern, Southern and Western Divisions into one reporting segment, which have the same totals as our former Easter and Western Divisions. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the first three months of 2010 and 2009 are presented below (in thousands).

	Three Months Ended March 27, 2010			Three Months Ended March 28, 2009
	Northern,			Northern,
	Southern and			Southern and
	Western	All		Western	All
	Divisions	Other	Total	Divisions	Other	Total
Net sales to outside customers	$361,016	$31,942	$392,958	$341,877	$19,845	$361,722
Intersegment net sales	0	14,201	14,201	0	6,052	6,052
Segment operating profit (loss)	1,736	1,237	2,973	391	(1,526)	(1,135)
I.	INCOME TAXES

Our effective tax rate was 22.1% for the first quarter 2010, which is well below our statutory rate, primarily due to the profits of our Canadian subsidiary and a partnership in which we own a 50% interest and present on a consolidated basis in our financial statements. These entities comprised over half of our pre-tax profits for the quarter. Since our Canadian subsidiary has a net operating loss carry-forward and we have a full valuation allowance against this deferred tax asset, these profits had no related income tax expense in the first quarter of 2010.

J.	SUBSEQUENT EVENT
On April 1, 2010, we purchased the remaining 5% interest in Shawnlee Construction, LLC. The purchase price was approximately $1.2 million.
On April 14, 2010, our Board approved a semi-annual dividend of $0.20 per share, payable on June 15, 2010 to shareholders of record on June 1, 2010.

UNIVERSAL FOREST PRODUCTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the markets we serve, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: Fluctuations in the price of lumber; adverse or unusual weather conditions; adverse conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. We also encourage you to read our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. That report includes “Risk Factors” that you should consider in connection with any decision to buy or sell our securities. We are pleased to present this overview of 2010.
OVERVIEW
Our results for the first quarter of 2010 were impacted by the following:
•
Our overall unit sales increased 3% primarily due to our manufactured housing and industrial markets. We believe we have gained additional share of the DIY/retail and industrial markets and maintained our share of the manufactured housing market. We recently closed several plants that supply the site-built housing market in order to achieve profitability and cash flow goals; consequently, we believe that these actions may temporarily cause us to lose some market share.

•
The Leading Indicator for Remodeling Activity, released by Harvard’s Joint Center for Housing Studies, released its’ report for the first quarter of 2010 and indicated that spending on homeowner remodeling improvements declined 12% for the period, which impacts our DIY/retail market. Consumer spending for large repair/remodel projects has decreased due to general economic conditions, among other factors, including weak home prices and decreased cost recovery for most types of upper-end home improvement projects. Consequently, the same store sales of “big box” home improvement retailers have declined.

•
National housing starts increased approximately 9% in January and February of 2010, compared to the same periods of 2009. However, within these amounts, multi-family starts declined approximately 47% in January and February of 2010 compared to the same period of 2009.

UNIVERSAL FOREST PRODUCTS, INC.
•	Shipments of HUD code manufactured homes were down 17% in January of 2010, compared to the same period of 2009. Industry sales of modular homes are not yet available.
•	The industrial market has improved as the U.S. economy continues to recover. We gained additional share of this market due, in part, to adding new concrete forming business.
•	The Lumber Market was up approximately 50% in the quarter compared to the same period of 2009.
•	Our gross margin increased to 13.1% from 12.9% in 2009 due to the implementation of various cost reduction initiatives.
•
Our selling, general and administrative expenses are down approximately $0.6 million, or 1.2%, from the first quarter of 2009, due to our right-sizing efforts and plant consolidation actions we took last year, offset somewhat by an increase in accrued bonus.

•
Our cash flow used in operating activities was $78 million due to the seasonal working capital requirements of our business. We currently anticipate achieving strong cash flows from operations for the year.

•	Our net interest costs decreased by $0.2 million, or 22.7%, due to a reduction in our interest-bearing debt.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price is presented below:

	Random Lengths Composite
	Average $/MBF
	2010	2009

January	$264	$198
February	312	199
March	310	195

First quarter average	$295	$197

First quarter percentage change from 2009	49.7%

UNIVERSAL FOREST PRODUCTS, INC.
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2010	2009

January	$269	$241
February	331	233
March	337	232

First quarter average	$312	$235

First quarter percentage change from 2009	32.8%
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

Changes in the trend of lumber prices have their greatest impact on the following products:
•
Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 17% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)

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

UNIVERSAL FOREST PRODUCTS, INC.
BUSINESS COMBINATIONS
See Notes to Consolidated Condensed Financial Statements, Note G, “Business Combinations.”
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended
	March 27,	March 28,
	2010	2009

Net sales	100.0%	100.0%
Cost of goods sold	86.9	87.1

Gross profit	13.1	12.9
Selling, general, and administrative expenses	12.3	13.5
Net loss (gain) on disposition of assets and other impairment and exit charges	0.0	(0.3)

Earnings (loss) from operations	0.8	(0.3)
Interest, net	0.2	0.3

Earnings (loss) before income taxes	0.6	(0.6)
Income taxes (benefit)	0.1	(0.3)

Net earnings (loss)	0.5	(0.3)
Less net earnings attributable to noncontrolling interest	(0.2)	(0.0)

Net earnings (loss) attributable to controlling interest	0.3%	(0.3%)

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

•	Maximizing unit sales growth while achieving return on investment goals.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended
	March 27,	March 28,	%
Market Classification	2010	2009	Change
DIY/Retail	$164,407	$167,579	(1.9)
Site-Built Construction	60,889	60,321	0.9
Industrial	125,988	104,636	20.4
Manufactured Housing	48,362	36,571	32.2

Total Gross Sales	399,646	369,107	8.3
Sales Allowances	(6,688)	(7,385)

Total Net Sales	$392,958	$361,722	8.6

Note:	In the first quarter of 2010, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the first quarter of 2010 increased 8% compared to the first quarter of 2009. We estimate that our unit sales increased by 3% and overall selling prices increased by 5% comparing the two periods. We estimate that our unit sales increased 1% as a result of business acquisitions and new plants and increased 2% as a result of existing operations and operations we recently closed. Our overall selling prices may fluctuate as a result of the Lumber Market (see “Historical Lumber Prices”) and competitive factors.
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 2% in the first quarter of 2010 compared to 2009 primarily due to an estimated 6% decrease in overall unit sales offset by an estimated 4% increase in overall selling prices due to the Lumber Market. Unit sales declined due to a decline in consumer spending as evidenced by declines in same store sales reported by our “big box” customers. We believe that we achieved market share gains in 2010, which offset some of the impact of these adverse market conditions.

UNIVERSAL FOREST PRODUCTS, INC.
Site-Built Construction:
Gross sales to the site-built construction market increased 1% in the first quarter of 2010 compared to 2009 due to an estimated 2% decrease in unit sales out of existing plants and an estimated 3% increase in our average selling prices primarily due to the Lumber Market. National housing starts increased approximately 9% in January and February of 2010, compared to the same periods of 2009. We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which has temporarily resulted in a loss of market share.
Industrial:
Gross sales to the industrial market increased 20% in the first quarter of 2010 compared to 2009, due to an estimated 17% increase in unit sales and an estimated 3% increase in selling prices. The industrial market has improved as the U.S. economy continues to recover, and we have been able to continue to gain market share due, in part, to our continued penetration of the concrete forming market and our efforts to introduce new products that we distribute to existing customers.
Manufactured Housing:
Gross sales to the manufactured housing market increased 32% in the first quarter of 2010 compared to 2009, primarily due to an estimated 14% increase in unit sales and an estimated 18% increase in selling prices due to the Lumber Market. Shipments of HUD code manufactured homes were down 17% in January of 2010, compared to the same period of 2009.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended
	March 27,	March 28,
	2010	2009

Value-Added	58.0%	60.6%
Commodity-Based	42.0%	39.4%
Value-added sales increased 4% in the first quarter of 2010 compared to 2009, primarily due to increased sales of engineered wood products and construction and building materials. Commodity-based sales increased 16% comparing the first quarter of 2010 with the same period of 2009, primarily due to increased sales of non-manufactured lumber.

UNIVERSAL FOREST PRODUCTS, INC.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage increased to 13.1% from 12.9% comparing the first quarter of 2010 with the same period of 2009. In addition, our gross profit dollars increased by 10% comparing the first quarter of 2010 with the same period of 2009, which compares favorably with our 3% increase in unit sales. Our improved gross margin is primarily due to cost reductions consisting of an improvement in labor and plant overhead costs as a percentage of net sales due to plant consolidation and right-sizing efforts previously taken. Our cost efficiencies were slightly offset by the impact of the higher level of the Lumber Market, which causes a decrease in our gross margin. See “Impact of the Lumber Market on Our Operating Results”.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $0.6 million, or 1.2%, in the first quarter of 2010 compared to the same period of 2009, while we reported a 3% increase in unit sales. New operations added $0.5 million of expenses, operations we closed decreased expenses by $3.1 million, and existing operations increased expenses by $2.0 million. The increase in SG&A expenses at our existing operations was primarily due to an increase in accrued bonuses and wages. These increases were partially offset by a decrease in bad debt expense. Our SG&A expenses decreased as a percentage of sales primarily due to efficiencies and our continuing efforts to control costs. The higher level of the Lumber Market also contributed a slight improvement in this ratio.
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $0.2 million of charges in the first quarter of 2010 and $1.3 million in the first quarter of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. In 2009, these costs were offset by $2.4 million gain on the sale of certain real estate.
We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:
•	Current and projected earnings, cash flow and return on investment

•	Current and projected market demand

•	Market share

•	Competitive factors

•	Future growth opportunities

•	Personnel and management
We currently have 20 operations which are experiencing operating losses and negative cash flow for the first quarter months of 2010. The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $11.9 million at the end of March of 2010. In addition, these operations had future fixed operating lease payments totaling $3.9 million at the end of March of 2010.

UNIVERSAL FOREST PRODUCTS, INC.
INSURANCE PROCEEDS
In May, 2008 our plant in Windsor, CO was hit by a tornado. In accordance with ASC 605, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, we have written off the net book value of the destroyed inventory and property totaling $0.7 million. The insured value of the property exceeded its net book value, which was recorded as a gain in 2008. In 2008, we collected $0.8 million of the insurance receivable and in 2009 we collected $1.0 million. As of March 27, 2010, there is no remaining insurance receivable.
INTEREST, NET
Net interest costs were lower in the first quarter 2010 compared to the same periods of 2009 primarily due to lower debt balances in 2010.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 22.1% for the first quarter 2010, which is well below our statutory rate, primarily due to the profits of our Canadian subsidiary and a partnership in which we own a 50% interest and present on a consolidated basis in our financial statements. These entities comprised over half of our pre-tax profits for the quarter. Since our Canadian subsidiary has a net operating loss carry-forward and we have a full valuation allowance against this deferred tax asset, these profits had no related income tax expense in the first quarter of 2010.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	March 27,	March 28,
	2010	2009
Cash from operating activities	$(78,106)	$(18,057)
Cash from investing activities	(5,039)	2,625
Cash from financing activities	15,272	11,522

Net change in cash and cash equivalents	(67,873)	(3,910)
Cash and cash equivalents, beginning of period	82,219	13,337

Cash and cash equivalents, end of period	$14,346	$9,427

UNIVERSAL FOREST PRODUCTS, INC.
In general, we financed our growth in the past through a combination of operating cash flows, our revolving credit facility, industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed. We are currently below our internal targets but plan to manage our capital structure conservatively in light of current economic conditions.
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 28, 2009 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 53 days in the first quarter of 2010 from 61 days in the first quarter of 2009, due to a 4 day decrease in our receivables cycle combined with a 5 day decrease in our days supply of inventory, offset by a 1 day decrease in our payables cycle due to several initiatives to improve our management of receivables and inventory.
Cash used in operating activities was approximately $78 million in the first quarter of 2010 due to a $90 million increase in working capital since the end of 2009, offset by net earnings of $1 million and $11 million of non-cash expenses. Working capital increased primarily due to an increase in accounts receivable as a result of 83% higher sales in March 2010 compared to December 2009. In addition, our inventory increased as we prepare for our primary selling season and the Lumber Market has increased significantly since the end of 2009.
Capital expenditures were only $4.6 million in the first quarter. We still plan to spend approximately $32 million in 2010, which includes outstanding purchase commitments on existing capital projects totaling approximately $3.0 million on March 27, 2010. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

UNIVERSAL FOREST PRODUCTS, INC.
On March 27, 2010, we had approximately $15.7 million outstanding balance on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $32.3 million on March 27, 2010. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on March 27, 2010.
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Consolidated Condensed Financial Statements, Note F, “Commitments, Contingencies, and Guarantees.”
CRITICAL ACCOUNTING POLICIES
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 26, 2009.

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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) as of the quarter ended March 27, 2010 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the quarter ended March 27, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following. Effective January 1, 2010, we implemented new software for processing payroll. This change was a result of our continuous improvement initiatives and was not in response to a deficiency or material weakness.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

December 27, 2009 – January 30, 2010(1)				1,133,129
January 31 – February 27, 2010	20,000	$34.12		1,113,129
February 28 – March 27, 2010				1,113,129

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of March 27, 2010, cumulative total authorized shares available for repurchase is 1.1 million shares.

Item 5. Other Information.
In the first quarter of 2009, the Audit Committee approved $115,000 non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2010.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: April 21, 2010	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Date: April 21, 2010	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Material Contracts.

	(i)(4)	Series 2004-A, Credit Agreement dated December 20, 2004 was filed as Exhibit 10(i) to a Form 8-K Current Report dated December 21, 2004 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

	(i)(5)	First Amendment dated February 12, 2007 relating to Series 2004-A, Credit Agreement dated December 20, 2004, was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002 was filed as Exhibit 10(j)(2) to a Form 10-K Annual Report for the year ended December 28, 2002 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement are filed herewith.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.