Form 10-Q
period 2010-06-26
UNIVERSAL FOREST PRODUCTS INC
filed 2010-07-19
CIK 912767

UNIVERSAL FOREST PRODUCTS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 26, 2010

Common stock, no par value	19,329,922

UNIVERSAL FOREST PRODUCTS, INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at June 26, 2010, December 26, 2009 and June 27, 2009	3

Consolidated Condensed Statements of Earnings for the Three and Six Months Ended June 26, 2010 and June 27, 2009	4

Consolidated Condensed Statements of Equity for the Six Months Ended June 26, 2010 and June 27, 2009	5

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 26, 2010 and June 27, 2009	6

Notes to Consolidated Condensed Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — NONE

Item 1A. Risk Factors — NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities — NONE

Item 4. (Removed and Reserved)

Item 5. Other Information	29

Item 6. Exhibits	30

Exhibit 31A
Exhibit 31B
Exhibit 32A
Exhibit 32B

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 26,	December 26,	June 27,
(in thousands, except share data)	2010	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,246	$82,219	$32,633
Accounts receivable, net	229,199	107,383	197,901
Inventories:
Raw materials	111,670	89,956	95,288
Finished goods	79,899	72,192	70,202

	191,569	162,148	165,490
Assets held for sale	—	—	3,057
Refundable income taxes	—	10,391	—
Other current assets	18,110	21,208	19,728

TOTAL CURRENT ASSETS	460,124	383,349	418,809

OTHER ASSETS	5,300	4,478	3,456
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	158,636	157,058	156,936
OTHER INTANGIBLE ASSETS, net	13,429	16,693	20,767
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	518,816	510,774	506,519
Accumulated depreciation and amortization	(292,390)	(280,675)	(271,010)

PROPERTY, PLANT AND EQUIPMENT, NET	226,426	230,099	235,509

TOTAL ASSETS	$863,915	$791,677	$835,477

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,992	$64,473	$98,805
Accrued liabilities:
Compensation and benefits	48,252	48,340	50,580
Income taxes	6,736	—	7,699
Other	22,995	21,698	27,180
Current portion of long-term debt and capital lease obligations	692	673	396

TOTAL CURRENT LIABILITIES	182,667	135,184	184,660

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	67,932	53,181	55,108
DEFERRED INCOME TAXES	21,539	21,707	17,746
OTHER LIABILITIES	11,929	12,659	14,766

TOTAL LIABILITIES	284,067	222,731	272,280

EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,329,922, 19,284,587 and 19,308,699	$19,330	$19,285	$19,309
Additional paid-in capital	135,710	132,765	130,405
Retained earnings	416,562	409,278	407,035
Accumulated other comprehensive earnings	4,018	3,633	2,615

	575,620	564,961	559,364
Employee stock notes receivable	(1,721)	(1,743)	(1,797)

	573,899	563,218	557,567
Noncontrolling interest	5,949	5,728	5,630

TOTAL EQUITY	579,848	568,946	563,197

TOTAL LIABILITIES AND EQUITY	$863,915	$791,677	$835,477

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
(in thousands, except per share data)	2010	2009	2010	2009

NET SALES	$638,635	$514,945	$1,031,593	$876,667

COST OF GOODS SOLD	560,749	432,460	902,073	747,361

GROSS PROFIT	77,886	82,485	129,520	129,306

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	54,041	56,020	102,530	105,112
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	212	(716)	384	(1,852)

EARNINGS FROM OPERATIONS	23,633	27,181	26,606	26,046

INTEREST EXPENSE	903	1,429	1,789	2,503
INTEREST INCOME	(70)	(96)	(190)	(179)

	833	1,333	1,599	2,324

EARNINGS BEFORE INCOME TAXES	22,800	25,848	25,007	23,722

INCOME TAXES	8,332	9,393	8,819	8,430

NET EARNINGS	14,468	16,455	16,188	15,292

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(752)	(367)	(1,485)	(411)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$13,716	$16,088	$14,703	$14,881

EARNINGS PER SHARE — BASIC	$0.71	$0.84	$0.76	$0.77

EARNINGS PER SHARE — DILUTED	$0.70	$0.83	$0.75	$0.77

WEIGHTED AVERAGE SHARES OUTSTANDING	19,259	19,241	19,258	19,213

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,531	19,459	19,524	19,370
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

	Controlling Interest Shareholders’ Equity
				Accumulated
				Other	Employees
		Additional	Retained	Comprehensive	Stock Notes	Noncontrolling
(in thousands, except share and per share data)	Common Stock	Paid-In Capital	Earnings	Earnings	Receivable	Interest	Total
Balance at December 27, 2008	$19,089	$128,830	$393,312	$2,353	$(1,701)	$6,343	$548,226
Comprehensive income:
Net earnings			14,881			411
Foreign currency translation adjustment				262		(37)
Total comprehensive earnings							15,517
Purchase of additional noncontrolling interest		(853)				(917)	(1,770)
Distributions to noncontrolling interest						(170)	(170)
Cash dividends — $0.060 per share			(1,158)				(1,158)
Issuance of 65,933 shares under employee stock plans	66	1,111					1,177
Issuance of 78,706 shares under stock grant programs	79	10					89
Issuance of 72,989 shares under deferred compensation plans	73	(73)					—
Received 1,530 shares for the exercise of stock options	(2)	(30)					(32)
Tax benefits from non-qualified stock options exercised		276					276
Deferred income tax asset reversal for deferred compensation plans		(518)					(518)
Expense associated with share-based compensation arrangements		1,089					1,089
Accrued expense under deferred compensation plans		442					442
Issuance of 3,721 shares in exchange for employee stock notes receivable	4	121			(125)		—
Payments received on employee stock notes receivable					29		29

Balance at June 27, 2009	$19,309	$130,405	$407,035	$2,615	$(1,797)	$5,630	$563,197

Balance at December 26, 2009	$19,285	$132,765	$409,278	$3,633	$(1,743)	$5,728	$568,946
Comprehensive income:
Net earnings			14,703			1,485
Foreign currency translation adjustment				385		140
Total comprehensive earnings							16,713
Purchase of additional noncontrolling interest		(295)				(932)	(1,227)
Distributions to noncontrolling interest						(472)	(472)
Cash dividends — $0.200 per share			(3,871)				(3,871)
Issuance of 62,029 shares under employee stock plans	62	1,269					1,331
Issuance of 76,143 shares under stock grant programs	76	41					117
Issuance of 6,669 shares under deferred compensation plans	7	(7)					—
Repurchase of 100,300 shares	(100)		(3,548)				(3,648)
Tax benefits from non-qualified stock options exercised		379					379
Expense associated with share-based compensation arrangements		1,078					1,078
Accrued expense under deferred compensation plans		473					473
Issuance of 1,298 shares in exchange for employees’ stock notes receivable	1	49			(50)		—
Notes receivable adjustment	(1)	(42)			(9)		(52)
Payments received on employee stock notes receivable					81		81

Balance at June 26, 2010	$19,330	$135,710	$416,562	$4,018	$(1,721)	$5,949	$579,848

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26,	June 27,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$14,703	$14,881
Adjustments to reconcile net earnings attributable to controlling interest to net cash from operating activities:
Depreciation	15,199	16,510
Amortization of intangibles	3,590	4,520
Expense associated with share-based compensation arrangements	1,078	1,089
Excess tax benefits from share-based compensation arrangements	(265)	(211)
Expense associated with stock grant plans	117	89
Deferred income taxes (credit)	(195)	195
Net earnings attributable to noncontrolling interest	1,485	411
Net loss (gain) on sale or impairment of property, plant and equipment	118	(2,457)
Changes in:
Accounts receivable	(120,961)	(59,701)
Inventories	(26,175)	27,980
Accounts payable	39,466	35,576
Accrued liabilities and other	21,609	23,798

NET CASH FROM OPERATING ACTIVITIES	(50,231)	62,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,551)	(7,279)
Acquisitions, net of cash received	(5,834)	—
Proceeds from sale of property, plant and equipment	382	10,241
Advances on notes receivable	(1,000)	(14)
Collections of notes receivable	103	68
Insurance proceeds	—	1,023
Other, net	21	11

NET CASH FROM INVESTING ACTIVITIES	(17,879)	4,050

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	15,000	(30,257)
Repayment of long-term debt	(255)	(16,213)
Borrowings of long-term debt	—	800
Proceeds from issuance of common stock	1,331	1,177
Purchase of additional noncontrolling interest	(1,227)	(1,770)
Distributions to noncontrolling interest	(472)	(170)
Dividends paid to shareholders	(3,871)	(1,158)
Repurchase of common stock	(3,648)	—
Excess tax benefits from share-based compensation arrangements	265	211
Other, net	14	(54)

NET CASH FROM FINANCING ACTIVITIES	7,137	(47,434)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(60,973)	19,296
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	82,219	13,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,246	$32,633

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$1,777	$2,790
Income taxes	(8,470)	(6,050)

NON-CASH INVESTING ACTIVITIES:
Stock acquired through employees’ stock notes receivable	$50	$125

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$178	$2,392
Stock received for the exercise of stock options, net		32
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.	BASIS OF PRESENTATION
The accompanying unaudited interim consolidated condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all of the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. All intercompany transactions and balances have been eliminated.
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
We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets and liabilities measured at fair value are as follows:

	June 26, 2010			June 27, 2009
	Quoted	Prices with		Quoted	Prices with
	Prices in	Other		Prices in	Other
	Active	Observable		Active	Observable
	Markets	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$64		$64
Mutual funds:				$749		$749
Domestic stock funds	436		436
International stock funds	395		395
Target funds	114		114
Bond funds	49		49

Total mutual funds	994		994	749		749
Property, plant and equipment		$165	165		$1,204	1,204

	$1,058	$165	$1,223	$749	$1,204	$1,953

Mutual funds are valued at prices quoted in an active exchange market.

UNIVERSAL FOREST PRODUCTS, INC.
Property, plant and equipment are valued based on active market prices and other relevant information for sales of similar assets.
We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.
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
The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 26, 2010	December 26, 2009	June 27, 2009

Cost and Earnings in Excess of Billings	$5,333	$9,998	$7,086
Billings in Excess of Cost and Earnings	4,426	8,954	10,304

UNIVERSAL FOREST PRODUCTS, INC.
D.	EARNINGS PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended June 26, 2010			Three Months Ended June 27, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$13,716			$16,088

EPS — Basic
Income available to common stockholders	13,716	19,259	$0.71	16,088	19,241	$0.84

Effect of dilutive securities
Options		272			218

EPS — Diluted
Income available to common stockholders and assumed options exercised	$13,716	19,531	$0.70	$16,088	19,459	$0.83

	Six Months Ended June 26, 2010			Six Months Ended June 27, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$14,703			$14,881

EPS — Basic
Income available to common stockholders	14,703	19,258	$0.76	14,881	19,213	$0.77

Effect of dilutive securities
Options		266			157

EPS — Diluted
Income available to common stockholders and assumed options exercised	$14,703	19,524	$0.75	$14,881	19,370	$0.77

UNIVERSAL FOREST PRODUCTS, INC.
No outstanding options were excluded from the computation of diluted EPS for the quarter and six months ended June 26, 2010.
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
Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $3.1 million on June 27, 2009. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets. These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in certain impairment and other exit charges. “Net loss (gain) on disposition of assets and other impairment and exit charges” consists of the following amounts, separated by reporting segment, for the periods presented below (in millions):

	Three Months Ended June 26, 2010		Three Months Ended June 27, 2009
	Northern,		Northern,
	Southern and		Southern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances			$0.1
Property, plant and equipment	$0.2		0.3
Gain on sale of real estate			(1.1)

	Six Months Ended June 26, 2010		Six Months Ended June 27, 2009
	Northern,		Northern,
	Southern and		Southern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$0.3		$0.6
Property, plant and equipment	0.1		1.0
Gain on sale of real estate			(3.5)

UNIVERSAL FOREST PRODUCTS, INC.
F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES
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
On a consolidated basis, we have reserved approximately $4.2 million on June 26, 2010 and $4.3 million on June 27, 2009, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.
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
In addition, on June 26, 2010, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On June 26, 2010, we had outstanding purchase commitments on capital projects of approximately $2.5 million.
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

UNIVERSAL FOREST PRODUCTS, INC.
In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of June 26, 2010, we had approximately $18.7 million in outstanding payment and performance bonds for projects in progress, which expire during the next two years. In addition, approximately $25.9 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
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
On June 26, 2010, we had outstanding letters of credit totaling $32.3 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.
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
Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.3 million. As a result, this amount is recorded in other long-term liabilities on June 26, 2010.
We did not enter into any new guarantee arrangements during the second quarter of 2010 which would require us to recognize a liability on our balance sheet.
G.	BUSINESS COMBINATIONS
No business combinations were completed in fiscal 2009. We completed the following business combinations in fiscal 2010 which were accounted for using the purchase method (in millions):

				Net
Company	Acquisition	Purchase	Intangible	Tangible	Reportable
Name	Date	Price	Assets	Assets	Segment	Business Description
Shepherd Distribution Co. (“Shepherd”)	April 29, 2010	$5.2 (asset purchase)	$1.9	$3.3	Northern Division	Distributes shingle underlayment, bottom board, house wrap, siding, poly film and other products to manufactured housing and RV customers. Headquartered in Elkhart, Indiana, it has distribution capabilities throughout the United States.
Service Supply Distribution, Inc. (“Service Supply”)	March 8, 2010	$0.6 (asset purchase)	$0.0	$0.6	Southern Division	Distributes certain plumbing, electrical, adhesives, flooring, paint and other products to manufactured housing and RV customers. Headquartered in Cordele, Georgia, it has distribution capabilities throughout the United States.
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

	Non-compete	Customer	Goodwill -	Goodwill - Tax
	agreements	Relationships	Total	Deductible
D-Stake initial purchase price allocation	$2.6		$2.5	$2.5
Adjustments	(1.6)	1.9	(0.3)	(0.3)
D-Stake final purchase price allocation	1.0	1.9	2.2	2.2
H.	SEGMENT REPORTING
ASC 280, Segment Reporting (“ASC 280), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Beginning January 1, 2010, our Eastern Division was divided into two divisions: a Northern Division and a Southern Division. This change was primarily made in order to drive faster growth by allowing field leadership to concentrate on a smaller entity, thereby having a bigger impact on growth. The presentation of the reportable segment amounts was not impacted.
Under the definition of a segment, our Northern, Southern, Western and Consumer Products Divisions may be considered operating segments of our business. Under ASC 280, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on these criteria, we have aggregated our Northern, Southern and Western Divisions into one reporting segment, which have the same totals as our former Eastern and Western Divisions. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results for the six months of 2010 and 2009 are presented below (in thousands).

	Six Months Ended June 26, 2010			Six Months Ended June 27, 2009
	Northern,			Northern,
	Southern and			Southern and
	Western			Western
	Divisions	All Other	Total	Divisions	All Other	Total
Net sales to outside customers	$947,977	$83,616	$1,031,593	$812,108	$64,559	$876,667
Intersegment net sales	0	34,644	34,644	0	20,950	20,950
Segment operating profit (loss)	23,487	3,119	26,606	21,432	4,614	26,046
I.	SUBSEQUENT EVENT
On June 29, 2010, Universal Consumer Products, Inc. (“UCP”) contributed $5.8 million to EoTek LLC (“EoTek”) in exchange for a 98% membership interest. EoTek used these proceeds to purchase new product technology for $5.8 million from an unrelated third party. In addition, in July 2010, UCP and the minority investor contributed capital of $250,000 each to EoTek to fund operating expenses and working capital requirements.

On July 14, 2010, the compensation committee of the board of directors approved a retirement plan for officers whereby we will pay, upon retirement, benefits totaling 150% of the officer’s highest base salary in the three years immediately preceding separation from service plus health care benefits for a specified period of time if certain eligibility requirements are met. We currently anticipate recording approximately $1.8 million of expense in the last six months of 2010 for this plan.

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
OVERVIEW
Our results for the second quarter of 2010 were impacted by the following:
•
Our overall unit sales increased 9% primarily due to our manufactured housing , industrial, and site-built markets. We believe we have gained additional share of the industrial and manufactured housing markets we serve. Share gains in our industrial market have been achieved by adding many new customers while share gains in manufactured housing have been achieved by acquiring distribution operations. We believe we have maintained our share of the DIY/retail market. Finally, we recently closed several plants that supply the site-built housing market in order to achieve profitability and cash flow goals; consequently, we believe that these actions may temporarily cause us to lose some market share.

•
The Lumber Market was approximately 52% higher, on average, in the second quarter of 2010 compared to the same period of 2009, and was unusually volatile during the quarter. The unusual volatility had a significant adverse impact on our gross profits, particularly in the month of June. Specifically, lumber prices increased quickly to a peak at the end of April—so quickly that it was not possible to pass along the increased costs to customers. This negatively affected profits on products sold at a fixed price during the quarter. Then, from late April through late June, lumber prices fell quickly, negatively affecting profits on products we sell at a price that is indexed to the Lumber Market at the time it is shipped to the customer (such as high-volume treated lumber). Consequently, our gross margin decreased to 12.2% in the second quarter of 2010 from 16.0% in the same period of 2009. Since the end of June, lumber prices have stabilized.

UNIVERSAL FOREST PRODUCTS, INC.
•
The Leading Indicator for Remodeling Activity, released by Harvard’s Joint Center for Housing Studies, released its’ report for the second quarter of 2010 and indicated that spending on homeowner remodeling improvements declined 9.7% for the period, which impacts our DIY/retail market. Consumer spending for large repair/remodel projects has decreased due to general economic conditions, among other factors, including weak home prices and high unemployment levels. Consequently, the same store sales of our “big box” home improvement retailers have declined. The Consumer Confidence Index, which had been increasing since February, decreased in June causing concern about the level of consumer spending in future months.

•
National housing starts increased approximately 25% in the period from March through May of 2010 (our sales trail housing starts by about a month), compared to the same period of 2009. However, within these results, multi-family starts declined approximately 6% in April and May of 2010 compared to the same period of 2009.

•	Shipments of HUD code manufactured homes were up 14% in April and May of 2010, compared to the same period of 2009. Industry sales of modular homes were up 5% in the first quarter compared to 2009.
•	Housing starts and shipments of manufactured homes were positively impacted by certain tax credits that have now expired.
•
The industrial market has improved as the U.S. economy slowly recovers. More significantly, we gained additional share of this market due, in part, to adding many new customers and continuing to penetrate the concrete forming business.

•
Our cash flow used in operating activities was $50 million due to the seasonal working capital requirements of our business, which were higher than 2009. We currently anticipate achieving strong cash flows from operations for the year.

UNIVERSAL FOREST PRODUCTS, INC.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2010	2009

January	$264	$198
February	312	199
March	310	195
April	351	208
May	333	198
June	267	222

Second quarter average	$317	$209
Year-to-date average	$306	$203

Second quarter percentage change from 2009	51.7%
Year-to-date percentage change from 2009	50.7%
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2010	2009

January	$269	$241
February	331	233
March	337	232
April	382	241
May	374	231
June	293	236

Second quarter average	$350	$236
Year-to-date average	$331	$236

Second quarter percentage change from 2009	48.3%
Year-to-date percentage change from 2009	40.3%

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
BUSINESS COMBINATIONS
See Notes to Unaudited Consolidated Condensed Financial Statements, Note G, “Business Combinations.”

UNIVERSAL FOREST PRODUCTS, INC.
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.8	84.0	87.4	85.2

Gross profit	12.2	16.0	12.6	14.8
Selling, general, and administrative expenses	8.5	10.9	10.0	12.0
Net loss (gain) on disposition of assets and other impairment and exit charges	0.0	(0.1)	0.0	(0.2)

Earnings from operations	3.7	5.2	2.6	3.0
Interest, net	0.1	0.2	0.2	0.3

Earnings before income taxes	3.6	5.0	2.4	2.7
Income taxes	1.3	1.9	0.9	1.0

Net earnings	2.3	3.1	1.5	1.7
Less net earnings attributable to non-controlling interest	(0.1)	(0.0)	(0.1)	(0.0)

Net earnings attributable to controlling interest	2.2%	3.1%	1.4%	1.7%

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

•	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Six Months Ended
	June 26,	June 27,	%	June 26,	June 27,	%
Market Classification	2010	2009	Change	2010	2009	Change
DIY/Retail	$315,833	$291,184	8.4	$480,240	$458,764	4.7
Site-Built Construction	72,223	60,642	19.1	133,112	120,963	10.0
Industrial	179,240	131,783	36.0	305,228	236,419	29.1
Manufactured Housing	81,616	44,710	82.5	129,978	81,281	59.9

Total Gross Sales	648,912	528,319	22.8	1,048,558	897,427	16.8
Sales Allowances	(10,277)	(13,374)		(16,965)	(20,760)

Total Net Sales	$638,635	$514,945	24.0	$1,031,593	$876,667	17.7

Note:	In the first quarter of 2010, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the second quarter of 2010 increased 23% compared to the second quarter of 2009. We estimate that our unit sales increased by 9% and overall selling prices increased by 14% comparing the two periods. We estimate that our unit sales increased 2% as a result of business acquisitions and new plants, increased 8% as a result of existing operations, and decreased 1% due to operations we recently closed. Our overall selling prices increased as a result of the Lumber Market (see “Historical Lumber Prices”).
Gross sales in the first six months of 2010 increased 17% compared to the same period of 2009. We estimate that our unit sales increased by 6% and overall selling prices increased by 11% comparing the two periods. We estimate that our unit sales increased 2% as a result of business acquisitions and new plants, increased 6% as a result of existing operations, and declined 2% due to operations we recently closed. Our overall selling prices increased as a result of the Lumber Market (see “Historical Lumber Prices”).
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market increased 8% in the second quarter of 2010 compared to 2009 primarily due to an estimated 11% increase in our overall selling prices due to the Lumber Market, offset by an estimated 3% decrease in our overall unit sales. Unit sales declined due to a decrease in consumer spending which is evidenced by a drop in same store sales reported by our “big box” customers.
Gross sales to the DIY/retail market increased 5% in the first six months of 2010 compared to 2009 primarily due to an estimated 9% increase in overall selling prices due to the Lumber Market, offset by an estimated 4% decrease in overall unit sales. Unit sales declined due to the factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
Site-Built Construction:
Gross sales to the site-built construction market increased 19% in the second quarter of 2010 compared to 2009 due to an estimated 20% increase in unit sales out of existing plants and new operations, an estimated 8% increase in selling prices primarily due to the Lumber Market, and a 9% decrease in unit sales as a result of operations we have recently closed. National housing starts increased approximately 25% in the period from March through May of 2010 (our sales trail housing starts by about a month), compared to the same period of 2009. We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.
Gross sales to the site-built construction market increased 10% in the first six months of 2010 compared to 2009 due to an estimated 13% increase in unit sales out of existing plants and new operations, an estimated 5% increase in selling prices primarily due to the Lumber Market, and an 8% decrease in unit sales as a result of operations we have recently closed. National single family and multi-family housing starts increased approximately 39% and decreased approximately 31%, respectively, year-to-date through May of 2010.
Industrial:
Gross sales to the industrial market increased 36% in the second quarter of 2010 compared to 2009, due to an estimated 22% increase in unit sales and an estimated 14% increase in selling prices. The industrial market has improved as the U.S. economy continues to recover, but more significantly, we have been able to continue to gain market share due, in part, to adding many new customers and our continued penetration of the concrete forming market.
Gross sales to the industrial market increased 29% in the first six months of 2010 compared to 2009, due to an estimated 20% increase in unit sales and an estimated 9% increase in selling prices. Unit sales increased due to the factors mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market increased 83% in the second quarter of 2010 compared to 2009, primarily due to an estimated 28% increase in unit sales out of existing plants, a 13% increase in unit sales due to acquisitions, and an estimated 42% increase in selling prices due to the Lumber Market. Shipments of HUD code manufactured homes were up 14% in April and May of 2010, compared to the same period of 2009.
Gross sales to the manufactured housing market increased 60% in the first six months of 2010 compared to 2009, primarily due to an estimated 22% increase in unit sales out of existing plants, a 7% increase in unit sales due to acquisitions, and an estimated 31% increase in selling prices due to the Lumber Market. Shipments of HUD code manufactured homes were up 5% year-to-date through May of 2010, compared to the same period of 2009.

UNIVERSAL FOREST PRODUCTS, INC.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Value-Added	58.8%	61.2%	58.5%	61.0%
Commodity-Based	41.2%	38.8%	41.5%	39.0%
Value-added sales increased 18% in the second quarter of 2010 compared to 2009, primarily due to increased sales of construction and building materials, trusses, decking and railing, turn-key framing, and installed sales. Commodity-based sales increased 31% comparing the second quarter of 2010 with the same period of 2009, primarily due to increased sales of non-manufactured lumber due to higher average lumber prices during the period.
Value-added sales increased 12% in the first six months of 2010 compared to 2009, primarily due to increased sales of construction and building materials, engineered wood products, decking and railing and trusses. Commodity-based sales increased 24% comparing the first six months of 2010 with the same period of 2009, primarily due to increased sales of non-manufactured lumber due to higher average lumber prices during the period.
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 12.2% from 16.0% comparing the second quarter of 2010 with the same period of 2009. In addition, our gross profit dollars decreased by 6% comparing the second quarter of 2010 with the same period of 2009, which compares unfavorably with our 9% increase in unit sales. The Lumber Market was approximately 52% higher, on average, in the second quarter of 2010 compared to the same period of 2009, and was unusually volatile during the quarter. The unusual volatility had a significant adverse impact on our gross profits, particularly in the month of June. Specifically, lumber prices increased quickly to a peak at the end of April—so quickly that it was not possible to pass along the increased costs to customers. This negatively affected profits on products sold at a fixed price during the quarter. Then, from late April through late June, lumber prices fell quickly, negatively affecting profits on products we sell at a price that is indexed to the Lumber Market at the time it is shipped to the customer (such as high-volume treated lumber). Consequently, our material costs as a percentage of sales increased by approximately 5.6 percentage points comparing the second quarter of 2010 with the same period of 2009. This cost increase was offset somewhat by lower labor and overhead costs as a percentage of sales due to the higher overall level of lumber and our selling prices and efficiency gains. Since the end of June, lumber prices have stabilized. See “Impact of the Lumber Market on Our Operating Results”.
Our gross profit percentage decreased to 12.6% from 14.8% comparing the first six months of 2010 with the same period of 2009. In addition, our gross profit dollars were flat comparing the first six months of 2010 with the same period of 2009, which compares unfavorably with our 6% increase in unit sales. Our decline in gross margin was primarily due to the factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $2.0 million, or 3.5%, in the second quarter of 2010 compared to the same period of 2009, while we reported a 9% increase in unit sales. New operations added $1.3 million of expenses, operations we closed decreased expenses by $2.3 million, and existing operations decreased expenses by $1.0 million. The decrease in SG&A expenses at our existing operations was primarily due to decreases in bad debt expense and accrued bonus, offset somewhat by an increase in wages. Our SG&A expenses decreased as a percentage of sales primarily due to the factors above plus efficiencies and our continuing efforts to control costs. The higher level of the Lumber Market also contributed to the improvement in this ratio.
Selling, general and administrative (“SG&A”) expenses decreased by approximately $2.6 million, or 2.5%, in the first six months of 2010 compared to the same period of 2009, while we reported a 6% increase in unit sales. New operations added $1.7 million of expenses, operations we closed decreased expenses by $5.5 million, and existing operations increased expenses by $1.2 million. The increase in SG&A expenses at our existing operations was primarily due to increases in wages and travel expenses. These increases were partially offset by a decrease in bad debt expense. Our SG&A expenses decreased as a percentage of sales primarily due to the factors above plus efficiencies and our continuing efforts to control costs. The higher level of the Lumber Market also contributed to the improvement in this ratio.
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $0.2 million of charges in the second quarter of 2010 and $0.4 million in the second quarter of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. In 2009, these costs were offset by a $1.1 million gain on the sale of certain real estate.
We incurred $0.4 million of charges in the first six months of 2010 and $1.6 million in the first six months of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. In 2009, these costs were offset by a $3.5 million gain on the sale of certain real estate.
We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:
•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

UNIVERSAL FOREST PRODUCTS, INC.
We currently have 12 operations which are experiencing operating losses and negative cash flow for the first six months of 2010. The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $5.2 million at the end of June of 2010. In addition, these operations had future fixed operating lease payments totaling $1.5 million at the end of June of 2010.
INSURANCE PROCEEDS
In May, 2008 our plant in Windsor, CO was hit by a tornado. In accordance with ASC 605, Revenue Recognition, we have written off the net book value of the destroyed inventory and property totaling $0.7 million. The insured value of the property exceeded its net book value, which was recorded as a gain in 2008. In 2008, we collected $0.8 million of the insurance receivable and in 2009 we collected $1.0 million. As of June 27, 2009, there is no remaining insurance receivable.
INTEREST, NET
Net interest costs were lower in the second quarter and first six months of 2010 compared to the same periods of 2009 primarily due to lower debt balances throughout 2010.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 36.5% for the second quarter of 2010 and 36.3% in the same period of 2009. Our effective tax rate decreased to 35.3% in the first six months of 2010 from 35.5% in the same period of 2009.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 26, 2010	June 27, 2009
Cash from operating activities	$(50,231)	$62,680
Cash from investing activities	(17,879)	4,050
Cash from financing activities	7,137	(47,434)

Net change in cash and cash equivalents	(60,973)	19,296
Cash and cash equivalents, beginning of period	82,219	13,337

Cash and cash equivalents, end of period	$21,246	$32,633

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 27, 2009 balances in the accompanying unaudited consolidated condensed balance sheets.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 43 days in the first six months of 2010 from 47 days in the first six months of 2009, due to a 2 day decrease in our receivables cycle combined with a 4 day decrease in our days supply of inventory, offset by a 2 day decrease in our payables cycle, due to several initiatives to improve our management of receivables and inventory.
Cash used in operating activities was approximately $50 million in the first six months of 2010 due to an $86 million increase in working capital since the end of 2009, offset by net earnings of $15 million and $21 million of non-cash expenses. Working capital increased primarily due to the seasonal increase in our business plus the impact of higher lumber prices on inventory and accounts receivable. Based on our historical seasonality impact, we currently anticipate achieving strong cash flows from operations for the year.
Capital expenditures were $11.6 million in the first six months of 2010. We still plan to spend approximately $32 million in 2010, which includes outstanding purchase commitments on existing capital projects totaling approximately $2.5 million on June 26, 2010. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.
Cash flows used in investing activities included $5.8 million spent to acquire assets of certain operations that distribute a wide range of products to the manufactured housing industry. See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”.

UNIVERSAL FOREST PRODUCTS, INC.
Cash flows from financing activities included $3.9 million for dividends and $3.6 million for repurchases of our common stock. Our Board of Directors approved a dividend of $0.20 per share, which was paid in June of 2010. We have remaining authorization from our Board of Directors to repurchase an additional one million shares. Our practice has been to repurchase an appropriate number of shares each year to offset share issuances occurring under certain of our employee benefit plans.
On June 26, 2010, we had approximately $15.0 million outstanding on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $32.3 million on June 26, 2010. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on June 26, 2010.
ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS
See Notes to Unaudited Consolidated Condensed Financial Statements, Note F, “Commitments, Contingencies, and Guarantees.”
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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended June 26, 2010 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the quarter ended June 26, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

March 28, 2010 – May 1, 2010(1)				1,113,129
May 2 – May 29, 2010	60,300	$37.46		1,052,829
May 30 – June 26, 2010	20,000	$35.46		1,032,829

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. As of June 26, 2010, cumulative total authorized shares available for repurchase is 1.0 million shares.

Item 5. Other Information.
In the second quarter of 2010, the Audit Committee did not approve any non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2010.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: July 19, 2010	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Date: July 19, 2010	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.