Form 10-Q
period 2010-09-25
UNIVERSAL FOREST PRODUCTS INC
filed 2010-10-20
CIK 912767

UNIVERSAL FOREST PRODUCTS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 25, 2010
Common stock, no par value	19,291,486

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 25,	December 26,	September 26,
	2010	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,072	$82,219	$79,976
Accounts receivable, net	166,369	107,383	162,875
Inventories:
Raw materials	104,736	89,956	80,326
Finished goods	67,721	72,192	61,774

	172,457	162,148	142,100
Assets held for sale	—	—	3,057
Refundable income taxes	—	10,391	—
Other current assets	18,759	21,208	23,242

TOTAL CURRENT ASSETS	415,657	383,349	411,250

OTHER ASSETS	6,069	4,478	3,439
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS	159,332	157,058	156,936
OTHER INTANGIBLE ASSETS, net	15,719	16,693	18,873
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	516,337	510,774	508,691
Accumulated depreciation and amortization	(294,498)	(280,675)	(278,134)

PROPERTY, PLANT AND EQUIPMENT, NET	221,839	230,099	230,557

TOTAL ASSETS	$818,616	$791,677	$821,055

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,683	$64,473	$70,817
Accrued liabilities:
Compensation and benefits	47,023	48,340	54,585
Income taxes	1,793	—	1,673
Other	21,485	21,698	30,375
Current portion of long-term debt and capital lease obligations	702	673	3,064

TOTAL CURRENT LIABILITIES	149,686	135,184	160,514

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	52,465	53,181	53,168
DEFERRED INCOME TAXES	21,492	21,707	17,703
OTHER LIABILITIES	12,884	12,659	13,956

TOTAL LIABILITIES	236,527	222,731	245,341

EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,291,486, 19,284,587 and 19,355,748	$19,291	$19,285	$19,356
Additional paid-in capital	136,400	132,765	132,156
Retained earnings	417,842	409,278	416,853
Accumulated other comprehensive earnings	3,998	3,633	3,375

	577,531	564,961	571,740
Employee stock notes receivable	(1,721)	(1,743)	(1,780)

	575,810	563,218	569,960
Noncontrolling interest	6,279	5,728	5,754

TOTAL EQUITY	582,089	568,946	575,714

TOTAL LIABILITIES AND EQUITY	$818,616	$791,677	$821,055

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

NET SALES	$480,574	$457,768	$1,512,166	$1,334,435

COST OF GOODS SOLD	426,159	388,505	1,328,232	1,135,866

GROSS PROFIT	54,415	69,263	183,934	198,569

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	47,286	51,198	149,815	156,310
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	1,137	606	1,521	(1,246)

EARNINGS FROM OPERATIONS	5,992	17,459	32,598	43,505

INTEREST EXPENSE	888	900	2,677	3,403
INTEREST INCOME	(111)	(79)	(301)	(258)

	777	821	2,376	3,145

EARNINGS BEFORE INCOME TAXES	5,215	16,638	30,222	40,360

INCOME TAXES	2,017	6,378	10,836	14,808

NET EARNINGS	3,198	10,260	19,386	25,552

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(614)	(206)	(2,099)	(617)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$2,584	$10,054	$17,287	$24,935

EARNINGS PER SHARE — BASIC	$0.13	$0.52	$0.90	$1.30

EARNINGS PER SHARE — DILUTED	$0.13	$0.51	$0.89	$1.28

WEIGHTED AVERAGE SHARES OUTSTANDING	19,201	19,307	19,239	19,244

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,416	19,585	19,488	19,442
See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Controlling Interest Shareholders’ Equity
				Accumulated
				Other	Employees
		Additional Paid-	Retained	Comprehensive	Stock Notes	Noncontrolling
	Common Stock	In Capital	Earnings	Earnings	Receivable	Interest	Total
Balance at December 27, 2008	$19,089	$128,830	$393,312	$2,353	$(1,701)	$6,343	$548,226
Comprehensive income:
Net earnings			24,935			617
Foreign currency translation adjustment				1,022		(33)
Total comprehensive earnings							26,541
Capital contribution from noncontrolling interest						14	14
Purchase of additional noncontrolling interest		(853)				(917)	(1,770)
Distributions to noncontrolling interest						(270)	(270)
Cash dividends — $0.060 per share			(1,158)				(1,158)
Issuance of 118,267 shares under employee stock plans	118	1,991					2,109
Issuance of 79,084 shares under stock grant programs	79	24					103
Issuance of 73,611 shares under deferred compensation plans	74	(74)					—
Repurchase of 6,213 shares	(6)		(236)				(242)
Received 1,602 shares for the exercise of stock options	(2)	(33)					(35)
Tax benefits from non-qualified stock options exercised		705					705
Deferred income tax asset reversal for deferred compensation plans		(518)					(518)
Expense associated with share-based compensation arrangements		1,417					1,417
Accrued expense under deferred compensation plans		546					546
Issuance of 3,721 shares in exchange for employee stock notes receivable	4	121			(125)		—
Payments received on employee stock notes receivable					46		46

Balance at September 26, 2009	$19,356	$132,156	$416,853	$3,375	$(1,780)	$5,754	$575,714

Balance at December 26, 2009	$19,285	$132,765	$409,278	$3,633	$(1,743)	$5,728	$568,946
Comprehensive income:
Net earnings			17,287			2,099
Foreign currency translation adjustment				365		78
Total comprehensive earnings							19,829
Capital contribution from noncontrolling interest						250	250
Purchase of additional noncontrolling interest		(295)				(932)	(1,227)
Distributions to noncontrolling interest						(944)	(944)
Cash dividends — $0.200 per share			(3,869)				(3,869)
Issuance of 66,384 shares under employee stock plans	66	1,373					1,439
Issuance of 76,710 shares under stock grant programs	77	57					134
Issuance of 7,911 shares under deferred compensation plans	8	(8)					—
Repurchase of 144,900 shares	(145)		(4,854)				(4,999)
Tax benefits from non-qualified stock options exercised		379					379
Expense associated with share-based compensation arrangements		1,495					1,495
Accrued expense under deferred compensation plans		627					627
Issuance of 1,298 shares in exchange for employees’ stock notes receivable	1	49			(50)		—
Notes receivable adjustment	(1)	(42)			(9)		(52)
Payments received on employee stock notes receivable					81		81

Balance at September 25, 2010	$19,291	$136,400	$417,842	$3,998	$(1,721)	$6,279	$582,089

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 25,	September 26,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$17,287	$24,935
Adjustments to reconcile net earnings attributable to controlling interest to net cash from operating activities:
Depreciation	22,305	24,604
Amortization of intangibles	5,243	6,414
Expense associated with share-based compensation arrangements	1,495	1,417
Excess tax benefits from share-based compensation arrangements	(265)	(302)
Expense associated with stock grant plans	134	103
Deferred income taxes (credit)	(228)	151
Net earnings attributable to noncontrolling interest	2,099	617
Net loss (gain) on sale or impairment of property, plant and equipment	1,053	(1,892)
Changes in:
Accounts receivable	(58,151)	(24,342)
Inventories	(7,103)	51,488
Accounts payable	14,127	7,578
Accrued liabilities and other	14,740	21,160

NET CASH FROM OPERATING ACTIVITIES	12,736	111,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,679)	(9,497)
Acquisitions, net of cash received	(6,529)	—
Proceeds from sale of property, plant and equipment	540	10,408
Purchase of product technology and non-compete agreement	(4,589)
Advances on notes receivable	(1,000)	(14)
Collections of notes receivable	143	134
Insurance proceeds	—	1,023
Other, net	17	16

NET CASH FROM INVESTING ACTIVITIES	(27,097)	2,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	—	(30,257)
Repayment of long-term debt	(719)	(16,830)
Borrowings of long-term debt	—	800
Proceeds from issuance of common stock	1,439	2,109
Purchase of additional noncontrolling interest	(1,227)	(1,770)
Distributions to noncontrolling interest	(944)	(270)
Capital contribution from noncontrolling interest	250	14
Dividends paid to shareholders	(3,869)	(1,158)
Repurchase of common stock	(4,999)	(242)
Excess tax benefits from share-based compensation arrangements	265	302
Other, net	18	(60)

NET CASH FROM FINANCING ACTIVITIES	(9,786)	(47,362)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,147)	66,639
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	82,219	13,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,072	$79,976

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$2,058	$3,074
Income taxes	(1,488)	5,964

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
(CONTINUED)

	Nine Months Ended
	September 25,	September 26,
	2010	2009
NON-CASH INVESTING ACTIVITIES:
Stock acquired through employees’ stock notes receivable	$50	$125

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$337	$2,461
Stock received for the exercise of stock options, net		35
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
We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	September 25, 2010			September 26, 2009
	Quoted	Prices with		Quoted	Prices with
	Prices in	Other		Prices in	Other
	Active	Observable		Active	Observable
	Markets	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Recurring:
Money market funds	$66		$66
Mutual funds:				$813		$813
Domestic stock funds	397		397
International stock funds	353		353
Target funds	105		105
Bond funds	51		51

Total mutual funds	972		972	813		813
Non-Recurring:
Property, plant and equipment		$165	165		$1,350	1,350

	$972	$165	$1,137	$813	$1,350	$2,163

UNIVERSAL FOREST PRODUCTS, INC.
Mutual funds are valued at prices quoted in an active exchange market.
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
The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 25,	December 26,	September 26,
	2010	2009	2009

Cost and Earnings in Excess of Billings	$4,602	$9,998	$11,117
Billings in Excess of Cost and Earnings	3,275	8,954	11,185

UNIVERSAL FOREST PRODUCTS, INC.
D.	EARNINGS PER SHARE
A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended September 25, 2010			Three Months Ended September 26, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$2,584			$10,054

EPS — Basic
Income available to common stockholders	2,584	19,201	$0.13	10,054	19,307	$0.52

Effect of dilutive securities
Options		215			278

EPS — Diluted
Income available to common stockholders and assumed options exercised	$2,584	19,416	$0.13	$10,054	19,585	$0.51

	Nine Months Ended September 25, 2010			Nine Months Ended September 26, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings Attributable to Controlling Interest	$17,287			$24,935

EPS — Basic
Income available to common stockholders	17,287	19,239	$0.90	24,935	19,244	$1.30

Effect of dilutive securities
Options		249			198

EPS — Diluted
Income available to common stockholders and assumed options exercised	$17,287	19,488	$0.89	$24,935	19,442	$1.28

UNIVERSAL FOREST PRODUCTS, INC.
Options to purchase 130,000 and 10,000 shares of common stock were not included in the computation of diluted EPS for the quarter and nine months ended September 25, 2010, respectively, because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.
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
Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $3.1 million on September 26, 2009. The assets held for sale consist of certain vacant land and several facilities we closed to better align manufacturing capacity with the current business environment. The fair values were determined based on appraisals or recent offers to acquire the assets. These and other idle assets were evaluated based on the requirements of ASC 360, Property, Plant and Equipment, which resulted in certain impairment and other exit charges. “Net loss (gain) on disposition of assets and other impairment and exit charges” consists of the following amounts, separated by reporting segment, for the periods presented below (in millions):

	Three Months Ended September 25,		Three Months Ended September 26,
	2010		2009
	Northern,		Northern,
	Southern and		Southern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$0.2
Property, plant and equipment	0.2		$0.6
Other intangibles	0.6
Lease termination	0.1

	Nine Months Ended September 25,		Nine Months Ended September 26,
	2010		2009
	Northern,		Northern,
	Southern and		Southern and
	Western	All	Western	All
	Divisions	Other	Divisions	Other
Severances	$0.5		$0.6
Property, plant and equipment	0.3		1.7
Other intangibles	0.6
Lease termination	0.1
Gain on sale of real estate			(3.5)

UNIVERSAL FOREST PRODUCTS, INC.
F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES
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
On a consolidated basis, we have reserved approximately $4.2 million on September 25, 2010 and $4.4 million on September 26, 2009, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.
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
In addition, on September 25, 2010, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.
On September 25, 2010, we had outstanding purchase commitments on capital projects of approximately $2.6 million.
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

UNIVERSAL FOREST PRODUCTS, INC.
In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of September 25, 2010, we had approximately $21.5 million in outstanding payment and performance bonds for projects in progress, which expire during the next two years. In addition, approximately $21.4 million in payment and performance bonds are outstanding for completed projects which are still under warranty.
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
On September 25, 2010, we had outstanding letters of credit totaling $31.9 million, primarily related to certain insurance contracts and industrial development revenue bonds as further described below.
In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $19.0 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.
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

UNIVERSAL FOREST PRODUCTS, INC.
Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the EPA. The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.3 million. As a result, this amount is recorded in other long-term liabilities on September 25, 2010.
We did not enter into any new guarantee arrangements during the second quarter of 2010 which would require us to recognize a liability on our balance sheet.
G.	BUSINESS COMBINATIONS
No business combinations were completed in fiscal 2009. We completed the following business combinations in fiscal 2010 which were accounted for using the purchase method (in millions):

				Net
Company	Acquisition	Purchase	Intangible	Tangible	Operating
Name	Date	Price	Assets	Assets	Segment	Business Description
Shepherd Distribution Co.(“Shepherd”)	April 29, 2010	$5.9 (asset purchase)	$2.6	$3.3	Northern Division	Distributes shingle underlayment, bottom board, house wrap, siding, poly film and other products to manufactured housing and RV customers. Headquartered in Elkhart, Indiana, it has distribution capabilities throughout the United States.
Service Supply Distribution, Inc. (“Service Supply”)	March 8, 2010	$0.6 (asset purchase)	$0.0	$0.6	Southern Division	Distributes certain plumbing, electrical, adhesives, flooring, paint and other products to manufactured housing and RV customers. Headquartered in Cordele, Georgia, it has distribution capabilities throughout the United States.
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
ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Beginning January 1, 2010, our Eastern Division was divided into two divisions: a Northern Division and a Southern Division. This change was primarily made in order to drive faster growth by allowing field leadership to concentrate on a smaller entity, thereby having a bigger impact on growth. The presentation of the reportable segment amounts was not impacted.
Under the definition of a segment, our Northern, Southern, Western and Consumer Products Divisions may be considered operating segments of our business. Under ASC 280, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. Based on these criteria, we have aggregated our Northern, Southern and Western Divisions into one reporting segment, which have the same totals as our former Eastern and Western Divisions. Our Consumer Products Division is included in the “All Other” column in the table below. Our divisions operate manufacturing and treating facilities throughout North America. A summary of results are presented below (in thousands).

	Nine Months Ended September 25, 2010			Nine Months Ended September 26, 2009
	Northern,			Northern,
	Southern and			Southern and
	Western	All		Western	All
	Divisions	Other	Total	Divisions	Other	Total
Net sales to outside customers	$1,401,600	$110,566	$1,512,166	$1,242,119	$92,316	$1,334,435
Intersegment net sales	0	41,716	41,716	0	29,239	29,239
Segment operating profit	31,284	1,314	32,598	36,845	6,660	43,505

UNIVERSAL FOREST PRODUCTS, INC.
I.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
During the quarter, the Internal Revenue Service completed its examinations of our federal returns through 2008. As a result of the completed examinations, our gross unrecognized tax benefits decreased to $1.3 million at September 25, 2010 compared to $10.3 million at December 26, 2009. This decrease did not result in an adjustment to our income tax provision, therefore, our effective tax rate was not impacted by the examinations.
J.	SUBSEQUENT EVENTS
On October 14, 2010, our Board approved a semi-annual dividend of $0.20 per share, payable on December 15, 2010 to shareholders of record on December 1, 2010.
On October 14, 2010, our board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is almost 3 million shares.

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
OVERVIEW
Our results for the third quarter of 2010 were impacted by the following:
•
Our overall unit sales were flat compared to the third quarter of 2009 as increased unit sales to our industrial and manufactured housing customers was substantially offset by a decline in unit sales to our DIY/retail customers. We believe we have gained additional share of the industrial and manufactured housing markets we serve. Share gains in our industrial market have been achieved by adding many new customers while share gains in manufactured housing have been achieved by acquiring distribution operations. We believe we have maintained our share of the DIY/retail market. Finally, we recently closed several plants that supply the site-built housing market in order to achieve profitability and cash flow goals; consequently, we believe that these actions may temporarily cause us to lose some market share.

•
After unusual volatility in the second quarter, the Lumber Market stabilized and was approximately 5% higher, on average, in the third quarter of 2010 compared to the same period of 2009. Consequently, the Lumber Market had the effect of slightly increasing our overall selling prices for the quarter.

UNIVERSAL FOREST PRODUCTS, INC.
•
The Leading Indicator for Remodeling Activity, released by Harvard’s Joint Center for Housing Studies, estimated in its’ most recent report that spending in the third quarter of 2010 on homeowner remodeling improvements declined 4.1% for the period, which impacts our DIY/retail market. Consumer spending for large repair/remodel projects has decreased due to general economic conditions, among other factors, including weak home prices and high unemployment levels. Consequently, the same store sales of our “big box” home improvement retailers have declined. The Consumer Confidence Index recently decreased in September causing concern about the level of consumer spending in future months.

•
National housing starts decreased approximately 6% in the period from June through August of 2010 (our sales trail housing starts by about a month), compared to the same period of 2009, likely due to the expiration of certain government tax credits which shifted customer demand to earlier in the year.

•
Shipments of HUD code manufactured homes were up 3% in July and August of 2010, compared to the same period of 2009. Shipments of manufactured homes were also positively impacted by certain tax credits that have now expired.

•
The industrial market has improved as the U.S. economy slowly recovers. More significantly, we gained additional share of this market due, in part, to adding many new customers and continuing to penetrate the concrete forming business.

•
Our gross margin decreased by 3.8% this quarter compared to the third quarter of 2009. While lumber prices stabilized during the third quarter of 2010, inventories were built earlier in the year—when lumber prices were up as much as 52% over the previous year—in preparation for a solid selling season, which didn’t materialize. At the end of June, our inventory consisted primarily of higher-cost lumber, which adversely affected profits in the third quarter. We have since sold through this higher cost product and, by the end of the third quarter, our inventories comprised lumber purchased at a much lower cost. At the end of September of 2010, our average cost of lumber inventory was approximately 7% higher than our average cost at the end of September of 2009, which approximates the year over year increase in the Lumber Market.

•
Our cash flow from operating activities was only $13 million, reflecting higher inventory levels due to softening demand. We anticipate strong cash flows for the balance of the year as we reduce inventories to a level needed to support current demand.

UNIVERSAL FOREST PRODUCTS, INC.
HISTORICAL LUMBER PRICES
The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2010	2009
January	$264	$198
February	312	199
March	310	195
April	351	208
May	333	198
June	267	222
July	251	238
August	245	239
September	250	236

Third quarter average	$249	$238
Year-to-date average	$287	$215

Third quarter percentage change from 2009	4.6%
Year-to-date percentage change from 2009	33.5%
In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2010	2009

January	$269	$241
February	331	233
March	337	232
April	382	241
May	374	231
June	293	236
July	264	253
August	249	241
September	252	244

Third quarter average	$255	$246
Year-to-date average	$306	$239

Third quarter percentage change from 2009	3.7%
Year-to-date percentage change from 2009	28.0%

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

	For the Three Months Ended		For the Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.7	84.9	87.8	85.1

Gross profit	11.3	15.1	12.2	14.9
Selling, general, and administrative expenses	9.8	11.2	9.9	11.7
Net loss (gain) on disposition of assets and other impairment and exit charges	0.2	0.1	0.1	(0.1)

Earnings from operations	1.2	3.8	2.2	3.3
Interest, net	0.2	0.2	0.2	0.2

Earnings before income taxes	1.1	3.6	2.0	3.0
Income taxes	0.4	1.4	0.7	1.1

Net earnings	0.7	2.2	1.3	1.9
Less net earnings attributable to non-controlling interest	(0.1)	(0.0)	(0.1)	(0.0)

Net earnings attributable to controlling interest	0.5%	2.2%	1.1%	1.9%

Note:	Actual percentages are calculated and may not sum to total due to rounding.
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

•	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.
The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Nine Months Ended
	September 25,	September 26,	%	September 25,	September 26,	%
Market Classification	2010	2009	Change	2010	2009	Change
DIY/Retail	$197,855	$214,299	(7.7)	$678,096	$673,063	0.8
Site-Built Construction	70,115	68,984	1.6	203,227	189,947	7.0
Industrial	158,091	132,532	19.3	463,318	368,951	25.6
Manufactured Housing	63,429	53,676	18.2	193,407	134,957	43.3

Total Gross Sales	489,490	469,491	4.3	1,538,048	1,366,918	12.5
Sales Allowances	(8,916)	(11,723)		(25,882)	(32,483)

Total Net Sales	$480,574	$457,768	5.0	$1,512,166	$1,334,435	13.3

Note:	In the first quarter of 2010, we reviewed the classification of our customers and made certain reclassifications. Prior year information has been restated to reflect these reclassifications.
Gross sales in the third quarter of 2010 increased 4% compared to the same period of 2009. We estimate that our unit sales remained flat and overall selling prices increased by 4% comparing the two periods. Our overall selling prices increased as a result of the Lumber Market (see “Historical Lumber Prices”).
Gross sales in the first nine months of 2010 increased 13% compared to the same period of 2009. We estimate that our unit sales increased by 4% and overall selling prices increased by 9% comparing the two periods. We estimate that our unit sales increased 2% as a result of business acquisitions and new plants, increased 4% as a result of existing operations, and declined 2% due to operations we recently closed. Our overall selling prices increased as a result of the Lumber Market (see “Historical Lumber Prices”).
Changes in our sales by market are discussed below.
DIY/Retail:
Gross sales to the DIY/retail market decreased 8% in the third quarter of 2010 compared to the same period of 2009 primarily due to an estimated 10% decrease in our overall unit sales, offset by an estimated 2% increase in our overall selling prices due to the Lumber Market. Unit sales declined due to a decrease in consumer spending which is evidenced by a drop in same store sales reported by our “big box” customers.
Gross sales to the DIY/retail market increased 1% in the first nine months of 2010 compared to the same period of 2009 primarily due to an estimated 7% increase in overall selling prices due to the Lumber Market, offset by an estimated 6% decrease in overall unit sales. Unit sales declined due to the factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
Site-Built Construction:
Gross sales to the site-built construction market increased 2% in the third quarter of 2010 compared to the same period of 2009 due to an estimated 7% increase in unit sales out of existing plants and an estimated 6% increase in selling prices primarily due to the Lumber Market, offset by an 11% decrease in unit sales as a result of operations we have recently closed. National housing starts decreased approximately 6% in the period from June through August of 2010 (our sales trail housing starts by about a month), compared to the same period of 2009. We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.
Gross sales to the site-built construction market increased 7% in the first nine months of 2010 compared to 2009 due to an estimated 10% increase in unit sales out of existing plants and an estimated 6% increase in selling prices primarily due to the Lumber Market, offset by a 9% decrease in unit sales as a result of operations we have recently closed. National single family and multi-family housing starts decreased approximately 14% and 9%, respectively, for the year-to-date through August of 2010.
Industrial:
Gross sales to the industrial market increased 19% in the third quarter of 2010 compared to the same period of 2009, due to an estimated 12% increase in unit sales and an estimated 7% increase in selling prices. The industrial market has improved as the U.S. economy continues to recover, but more significantly, we have been able to continue to gain market share due, in part, to adding many new customers and our continued penetration of the concrete forming market.
Gross sales to the industrial market increased 26% in the first nine months of 2010 compared to the same period of 2009, due to an estimated 17% increase in unit sales and an estimated 9% increase in selling prices. Unit sales increased due to the factors mentioned in the paragraph above.
Manufactured Housing:
Gross sales to the manufactured housing market increased 18% in the third quarter of 2010 compared to 2009, primarily due to an estimated 12% increase in unit sales resulting from new operations we acquired and an estimated 6% increase in selling prices due to the Lumber Market. Shipments of HUD code manufactured homes were up 3% in July and August of 2010, compared to the same period of 2009.
Gross sales to the manufactured housing market increased 43% in the first nine months of 2010 compared to 2009, primarily due to an estimated 12% increase in unit sales out of existing plants, a 10% increase in unit sales due to acquisitions, and an estimated 21% increase in selling prices due to the Lumber Market. Shipments of HUD code manufactured homes were up 7% for the year-to-date through August of 2010, compared to the same period of 2009.

UNIVERSAL FOREST PRODUCTS, INC.
Value-Added and Commodity-Based Sales:
The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales. Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Value-Added	59.0%	58.4%	58.6%	60.1%
Commodity-Based	41.0%	41.6%	41.4%	39.9%
COST OF GOODS SOLD AND GROSS PROFIT
Our gross profit percentage decreased to 11.3% from 15.1% comparing the third quarter of 2010 with the same period of 2009. In addition, our gross profit dollars decreased by 21% comparing the third quarter of 2010 with the same period of 2009, which compares unfavorably to our trend in unit sales, which were flat. After unusual volatility in the second quarter, the Lumber Market stabilized in the third quarter of 2010 and was approximately 5% higher, on average, than the same period of 2009. While lumber prices stabilized, inventories were built earlier in the year—when lumber prices were up as much as 52% over the previous year—in preparation for a solid selling season, which didn’t materialize. At the end of June, our inventory consisted primarily of higher-cost lumber, which adversely affected profits in the third quarter when this product was shipped. Conversely, Lumber Market conditions in the third quarter of 2009 were more favorable and we were able to take advantage of opportunities in the market to buy at lower costs. As a result of these factors, our material costs as a percentage of sales increased by approximately 4.6 percentage points comparing the third quarter of 2010 with the same period of 2009. We have since sold through this higher cost product and, by the end of the third quarter, our inventories comprised lumber purchased at a much lower cost. At the end of September of 2010, our average cost of lumber inventory was approximately 7% higher than our average cost at the end of September of 2009, which approximates the year over year increase in the Lumber Market. (See “Impact of the Lumber Market on Our Operating Results”.) Additionally, we achieved lower labor and overhead costs as a percentage of sales this quarter due to efficiency gains, which offset some the decline in gross margin discussed above.
Our gross profit percentage decreased to 12.2% from 14.9% comparing the first nine months of 2010 with the same period of 2009. In addition, our gross profit dollars decreased by 4% comparing the first nine months of 2010 with the same period of 2009, which compares unfavorably with our 4% increase in unit sales. Our decline in gross margin was primarily due to the factors mentioned in the paragraph above.

UNIVERSAL FOREST PRODUCTS, INC.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (“SG&A”) expenses decreased by approximately $3.9 million, or 7.6%, in the third quarter of 2010 compared to the same period of 2009, while we reported flat unit sales. New operations added $1.5 million of expenses, operations we closed decreased expenses by $3.4 million, and existing operations decreased expenses by $2.0 million. The decrease in SG&A expenses at our existing operations was primarily due to decreases in bad debt expense and accrued bonus, offset somewhat by an increase in wages and an accrued expense associated with an officer retirement plan approved by our Board of Directors. Our SG&A expenses decreased as a percentage of sales primarily due to the factors above.
Selling, general and administrative (“SG&A”) expenses decreased by approximately $6.5 million, or 4.2%, in the first nine months of 2010 compared to the same period of 2009, while we reported a 4% increase in unit sales. New operations added $2.7 million of expenses, operations we closed decreased expenses by $11.1 million, and existing operations increased expenses by $1.9 million. The increase in SG&A expenses at our existing operations was primarily due to increases in wages, in-store merchandising costs, and accrued expense associated with an officer retirement plan, partially offset by decreases in bad debt expense and accrued bonus. Our SG&A expenses decreased as a percentage of sales primarily due to the factors above plus efficiency gains from our continuing efforts to control costs. The higher level of the Lumber Market also contributed to the improvement in this ratio.
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES
We incurred $1.1 million of charges in the third quarter of 2010 and $0.6 million in the third quarter of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts.
We incurred $1.5 million of charges in the first nine months of 2010 and $2.3 million in the first nine months of 2009 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. In 2009, these costs were offset by a $3.5 million gain on the sale of certain real estate.
We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:
•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management
We currently have 8 operations which are experiencing operating losses and negative cash flow for the first nine months of 2010. The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $3.9 million at the end of September of 2010. In addition, these operations had future fixed operating lease payments totaling $0.7 million at the end of September of 2010.

UNIVERSAL FOREST PRODUCTS, INC.
INTEREST, NET
Net interest costs were generally flat in the third quarter and first nine months of 2010 compared to the same periods of 2009 primarily due to comparable debt balances throughout 2010.
INCOME TAXES
Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 38.7% for the third quarter of 2010 and 38.3% in the same period of 2009. Our effective tax rate was 35.9% in the first nine months of 2010 and 36.7% in the same period of 2009.
OFF-BALANCE SHEET TRANSACTIONS
We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES
The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cash from operating activities	$12,736	$111,931
Cash from investing activities	(27,097)	2,070
Cash from financing activities	(9,786)	(47,362)

Net change in cash and cash equivalents	(24,147)	66,639
Cash and cash equivalents, beginning of period	82,219	13,337

Cash and cash equivalents, end of period	$58,072	$79,976

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
Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 26, 2009 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.
Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 43 days in the first nine months of 2010 from 45 days in the first nine months of 2009, due to a 1 day decrease in our receivables cycle combined with a 1 day decrease in our days supply of inventory, due to several initiatives to improve our management of receivables and inventory. However, customer demand softened during the third quarter which resulted in an increase in our inventory levels at the end of September of 2010 compared to the end of September 2009.
Cash provided by operating activities was $12.7 million in the first nine months of 2010, which was comprised of net earnings of $17.3 million and $31.8 million of non-cash expenses, offset by a $36.4 million increase in working capital since the end of 2009. Working capital increased primarily due to higher inventory levels at the end of September resulting from a softening of customer demand in the third quarter. We anticipate strong cash flows for the balance of the year due to our typical seasonal trend and as we reduce inventories to a level needed to support current demand.
Capital expenditures were $15.7 million in the first nine months of 2010. We currently plan to spend up to $28 million in 2010, which includes outstanding purchase commitments on existing capital projects totaling approximately $2.6 million on September 25, 2010. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.
Cash flows used in investing activities included $6.5 million spent to acquire assets of certain operations that distribute a wide range of products to the manufactured housing industry. See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”. In addition, we purchased certain technology and certain intangibles to produce a new product for approximately $4.6 million.
Cash flows used in financing activities included $3.9 million for dividends. Our Board of Directors approved a dividend of $0.20 per share, which was paid in June of 2010. In addition, we spent approximately $5.0 million for repurchases of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is almost 3 million shares. Our practice has been to repurchase an appropriate number of shares each year to offset share issuances occurring under certain of our employee benefit plans.
On September 25, 2010, we had no outstanding balance on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $31.9 million on September 25, 2010. Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were within all of our lending requirements on September 25, 2010.

UNIVERSAL FOREST PRODUCTS, INC.
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
Item 4. Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 25, 2010 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls. During the quarter ended September 25, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 27, 2010 – July 31, 2010(1)	32,000	$30.40	32,000	1,000,829
August 1 – 28, 2010	12,600	$29.94	12,600	988,229
August 29 – September 25, 2010				988,229

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is almost 3 million shares.

Item 5. Other Information.
In the third quarter of 2010, the Audit Committee approved $120,000 for non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2010.

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

UNIVERSAL FOREST PRODUCTS, INC.
Date: October 20, 2010	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Date: October 20, 2010	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.