Form 10-K
period 2010-12-25
UNIVERSAL FOREST PRODUCTS INC
filed 2011-02-22
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 25, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period of                      to                     .
Commission File No.: 0-22684
UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (616) 364-6161
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.) Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 26, 2010 was $551,897,562 computed at the closing price of $31.90 on that date.
As of January 29, 2011, 19,347,608 shares of the registrant’s common stock, no par value, were outstanding.
Documents incorporated by reference:
(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 25, 2010 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 25, 2010

PART I
Item 1. Business.
General Development of the Business.
Universal Forest Products, Inc. (the “Company”) was organized as a Michigan corporation in 1955 and is a holding company that provides capital, management and administrative resources to subsidiaries that design, manufacture and market wood and wood-alternative products for DIY/retail home centers and other retailers, structural lumber products for the manufactured housing industry, engineered wood components for the site-built construction market, and specialty wood packaging and components for various industries. The Company’s consumer products subsidiary offers a large portfolio of outdoor living products, including wood composite decking, decorative balusters, post caps and plastic lattice, and its garden group offers an array of products, such as trellises and arches, to retailers nationwide. The Company’s subsidiaries also provide framing services for the site-built market and forming products for concrete construction. The Company is headquartered in Grand Rapids, Michigan, and its subsidiaries operate facilities throughout North America. For more about Universal Forest Products, Inc. go to www.ufpi.com.
Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 25, 2010 (“2010 Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Selected portions of the 2010 Annual Report are filed as Exhibit 13 with this Form 10-K Report.
Financial Information About Segments.
Accounting Standards Codification ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
During 2010, we undertook a reorganization of our former Eastern division operating segment that occurred in two stages. The first stage involved a management restructuring whereby the division was divided into Northern and Southern operating segments during the first quarter of fiscal 2010. This realignment was further refined commencing on December 25, 2010 with a reorganization of the Northern and Southern operating segments into newly created Eastern and Atlantic divisions to better align management oversight with strategic growth opportunities and operational initiatives.
Our operating segments consist of the Eastern, Western, Atlantic, Consumer Products and Distribution divisions. In accordance with ASC 280, due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment. The Atlantic division is considered a separate reportable segment. Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements. These operations have been included in the “All Other”. Separate Financial information about industry segments is incorporated by reference from Note P of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.
We presently engineer, manufacture, treat, distribute and install lumber, composite wood, plastic and other building products for the DIY/retail, site-built construction, manufactured housing, and industrial markets. Each of these markets is discussed in the paragraphs which follow.
DIY/Retail Market. The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 28% of our total sales in fiscal 2010, 32% in 2009, and 27% in 2008.
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
We currently supply customers in this market from manufacturing facilities located in many different states. These facilities manufacture various engineered wood components used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000®, I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.
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
Manufactured Housing Market. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles. Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer’s specification, plywood, particle board and dimensional lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. We entered the distribution business through strategic business acquisitions and distribute certain products such as siding, electrical and plumbing to manufactured housing and RV customers.
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

Industrial Market. We define our industrial market as industrial manufacturers and agricultural customers who use pallets, specialty crates and wooden boxes for packaging, shipping and material handling purposes. Also included in this market are customers who use forming products for concrete construction. Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this market with our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.
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

On December 25, 2010 and December 26, 2009, we estimate that backlog orders associated with the site-built construction business approximated $51.2 million and $66.4 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the current fiscal year, however, it is possible that some orders could be canceled.
Environmental. Information required for environmental disclosures is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.
Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”
Employees. On December 25, 2010, we had approximately 5,100 employees.
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
Enforceability of Civil Liabilities Against Foreign Persons.
Not applicable.
Item 1A. Risk Factors.
We are subject to regional, national and global economic conditions. The decline in economic conditions throughout the United States could depress demand for our products further.
We may be impacted by a decline in the value of the U.S. dollar. With unprecedented debt levels in the U.S., it may be difficult for the U.S. to maintain the value of its currency. We purchase a variety of raw materials and finished goods from sources around the world. Our purchase prices could increase if the U.S. dollar declines in value.

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
Our ability to achieve sales and margin goals, particularly on sales to the site-built construction and manufactured housing markets, is impacted by housing starts and industry production of manufactured homes. If housing starts and manufactured housing production declines significantly, our financial results could be negatively impacted.
A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 28% of our total sales in 2010, 32% in 2009, and 27% in 2008.
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

The current version of Health Care legislation will dramatically increase our costs. The Health Care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company.
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
New alternatives may be developed to replace traditional treated wood products. The manufacturers of wood preservatives continue to develop new preservatives. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, new alternatives may impact the sales of treated wood products. In addition, new preservatives could increase our cost of treating products in the future.

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
We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 17 regional facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.
Item 3. Legal Proceedings.
Information regarding our legal proceedings is set forth in Note N of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.
Item 4. (Removed and Reserved).
Not applicable.
Additional Item: Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2011. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Michael B. Glenn	59	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	51	President and Chief Operating Officer, Universal Forest Products, Inc.
C. Scott Greene	54	President, UFP Eastern Division, Inc.
Robert W. Lees	57	President, UFP Atlantic Division, LLC.
Allen T. Peters	43	President, UFP Western Division, Inc.
Robert D. Coleman	56	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
Matthew J. Missad	50	Executive Vice President and Secretary, Universal Forest Products, Inc.
Michael R. Cole	44	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Ronald G. Klyn	53	Chief Information Officer, Universal Forest Products, Inc.
Joseph F. Granger	45	Executive Vice President of Sales and Marketing, Universal Forest Products, Inc.
Michael F. Mordell	53	Executive Vice President of UFP Purchasing, Inc.

Michael B. Glenn joined us in 1974. Effective January 1, 2000, Mr. Glenn was promoted to President and Chief Operating Officer of the Company. On July 1, 2006, Mr. Glenn became Chief Executive Officer of the Company.
Patrick M. Webster joined us in 1985. Mr. Webster became Vice President of the Far West Region in 1999, on July 1, 2007, became President of UFP Western Division, Inc., and on January 1, 2009 became President and Chief Operating Officer of the Company.
C. Scott Greene joined us in 1991. During early 2000, Mr. Greene became President of UFP Eastern Division, Inc. On January 1, 2010, Mr. Greene became President of UFP Northern Division, Inc. which was subsequently realigned and is now UFP Eastern Division, Inc.
Robert W. Lees joined us in 1977. In 1986 he became Regional Vice President of our Northeast Region. On January 1, 2010, Mr. Lees became President of UFP Atlantic Division, LLC.
Allen T. Peters joined us in 1997. In 2004 he became the General Manager of Operations of our plant in Harrisonville, MO and in 2007 became Regional Vice President of our Gulf Region. On January 1, 2011, Mr. Peters became President of UFP Western Division, Inc.
Robert D. Coleman, joined us in 1979. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing of the Company.
Matthew J. Missad joined us in 1985. In February 1996, Mr. Missad was promoted to Executive Vice President of the Company.
Michael R. Cole, CPA, CMA, joined us in 1993. On July 19, 2000, Mr. Cole became Chief Financial Officer of the Company.
Ronald G. Klyn joined us in 1993. In October of 1999, Mr. Klyn was promoted to Chief Information Officer.
Joseph F. Granger joined us in 1988. In 2002 he became Regional Vice President of the Southeast Region, and on January 1, 2007, he became Executive Vice President of Sales and Marketing of the Company.
Michael F. Mordell joined us in 1993. In 1999 he became Executive Vice President of Purchasing of Universal Forest Products Western Division, Inc. In November 2007, he became General Manager of Operations for our facility in Lafayette, CO, and on January 1, 2010, Mr. Mordell became Executive Vice President of UFP Purchasing, Inc.

PART II
The following information items in this Part II, which are contained in the 2010 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2010 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(a)
The information relating to market, holders and dividends is incorporated by reference from the 2010 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no recent sales of unregistered securities.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)

September 26 — October 30, 2010(1)				2,988,229
October 31 — November 27, 2010				2,988,229
November 28 — December 25, 2010				2,988,229

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 6. Selected Financial Data.
The information required by this Item is incorporated by reference from the 2010 Annual Report under the caption “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference from the 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On December 25, 2010, the estimated fair value of our long-term debt, including the current portion, was $55.9 million, which was $0.6 million greater than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.
Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalents, in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$712	$40,270					$40,982
Average interest rate	5.6%	6.2%
Variable Rate ($US)		$2,109				$12,200	$14,309
Average interest rate(1)		1.2%				0.53%

(1)	Average of rates at December 25, 2010.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item is incorporated by reference from the 2010 Annual Report under the following captions:

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
“Consolidated Statements of Shareholders’ Equity”
“Consolidated Statements of Cash Flows”
“Notes to Consolidated Financial Statements”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(1)
Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 25, 2010 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2010 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2010 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls. During the fourth quarter ended December 25, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 25, 2010 for the 2011 Annual Meeting of Shareholders, as filed with the Commission (“2010 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.
Item 11. Executive Compensation.
Information relating to director and executive compensation is incorporated by reference from the 2011 Proxy Statement under the caption “Executive Compensation.” The “Personnel and Compensation Committee Report” included in the 2011 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2011 Proxy Statement under the captions “Ownership of Common Stock” and “Securities Ownership of Management.”
Information relating to securities authorized for issuance under equity compensation plans as of December 25, 2010, is as follows:

Number of shares
remaining
available for future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	359,997	$24.04	2,706,160
Equity compensation plans not approved by security holders	none

(1)
The number of shares remaining available for future issuance under equity compensation plans, excluding options, warrants, or similar rights, as of December 25, 2010, is as follows: 165,383 shares for our 2002 Employee Stock Purchase Plan, 58,501 shares for our Directors’ Retainer Stock Plan, and 2,501 shares for our Employee Stock Gift Program. In addition, of the remaining 2,479,775 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2011 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”
Item 14. Principal Accounting Fees and Services.
Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm — Disclosure of Fees.”
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2010 Annual Report:

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

Dated: February 22, 2011	UNIVERSAL FOREST PRODUCTS, INC.
	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2011, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	/s/ Dan M. Dutton

William G. Currie, Director	Dan M. Dutton, Director

/s/ John M. Engler	/s/ John W. Garside

John M. Engler, Director	John W. Garside, Director

/s/ Michael B. Glenn	/s/ Gary F. Goode

Michael B. Glenn, Director	Gary F. Goode, Director

/s/ Bruce A. Merino	/s/ Mark A. Murray

Bruce A. Merino, Director	Mark A. Murray, Director

/s/ William R. Payne	/s/ Louis A. Smith

William R. Payne, Director	Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant’s Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

	*(a)(5)	Conditional Share Grant Agreement with William G. Currie dated April 17, 2002.

	*(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan.

	*(a)(7)	Consulting and Non-Compete Agreement with William G. Currie, dated December 17, 2007 was filed as Exhibit 10(a)(7) to a Form 10-K, Annual Report for the year ended December 29, 2007 and the same is incorporated herein by reference.

	*(a)(8)	Employment, Consulting (and Non-Competition) Agreement with Robert K. Hill, dated June 15, 2007 was filed as Exhibit 10(a)(8) to a Form 10-K, Annual Report for the year ended December 29, 2007 and the same is incorporated herein by reference.

	(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

E-1

Exhibit #	Description

	*(e)(2)	Form of Officers’ Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(f)	Performance Bonus Plan Summary Plan Description

	*(g)	Universal Forest Products, Inc. Deferred Compensation Plan

	(i)(5)	Series 2004-A, Credit Agreement dated February 12, 2007 was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference. Schedules and Exhibits to such Agreement were filed as Exhibit 10(i)(5) to a Form 10-Q dated September 26, 2009 and the same is incorporated herein by reference.

	(j)(2)	Series 2002-A, Senior Note Agreement dated December 18, 2002. Schedules and Exhibits to such Agreement were filed as Exhibit 10(j)(2) to a Form 10-Q dated September 26, 2009 and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 25, 2010.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory arrangement.

E-2