Form 10-Q
period 2011-03-26
UNIVERSAL FOREST PRODUCTS INC
filed 2011-04-19
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22684

UNIVERSAL FOREST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 East Beltline NE, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

NONE

(Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 26, 2011
Common stock, no par value	19,524,953

UNIVERSAL FOREST PRODUCTS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at March 26, 2011, December 25, 2010 and March 27, 2010.	3

	Consolidated Condensed Statements of Earnings for the Three Months Ended March 26, 2011 and March 27, 2010.	4

	Consolidated Condensed Statements of Equity for the Three Months Ended March 26, 2011 and March 27, 2010.	5

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 26, 2011 and March 27, 2010.	6

	Notes to Consolidated Condensed Financial Statements.	7 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15 -25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings - NONE.

Item 1A.	Risk Factors - NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities - NONE.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	March 26,	December 25,	March 27,
	2011	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$43,363	$-
Accounts receivable, net	182,841	126,780	187,625
Inventories:
Raw materials	146,435	113,049	112,004
Finished goods	97,204	77,341	95,782
	243,639	190,390	207,786
Assets held for sale	7,528	2,446	-
Refundable income taxes	3,379	-	-
Other current assets	18,655	19,020	21,718
TOTAL CURRENT ASSETS	456,042	381,999	417,129

OTHER ASSETS	11,698	11,455	4,311
GOODWILL	154,702	154,702	154,392
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, net	14,492	15,933	15,194
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	516,588	517,793	514,687
Accumulated depreciation and amortization	(299,786)	(295,642)	(287,418)
PROPERTY, PLANT AND EQUIPMENT, NET	216,802	222,151	227,269
TOTAL ASSETS	$856,076	$788,580	$820,635

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,612	$59,481	$82,571
Accrued liabilities:
Compensation and benefits	34,821	43,909	38,153
Income taxes	-	657	919
Other	14,606	15,135	23,654
Current portion of long-term debt and capital lease obligations	74,647	712	683
TOTAL CURRENT LIABILITIES	190,686	119,894	145,980

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	52,474	54,579	68,881
DEFERRED INCOME TAXES	20,506	20,631	21,640
OTHER LIABILITIES	12,512	12,300	12,276
TOTAL LIABILITIES	276,178	207,404	248,777

EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000;issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000;issued and outstanding 19,524,953, 19,333,122 and 19,361,407	$19,525	$19,333	$19,361
Additional paid-in capital	140,083	138,573	134,109
Retained earnings	410,438	414,108	409,605
Accumulated other comprehensive earnings	4,704	4,165	4,061
Employee stock notes receivable	(1,493)	(1,670)	(1,771)
	573,257	574,509	565,365
Noncontrolling interest	6,641	6,667	6,493
TOTAL EQUITY	579,898	581,176	571,858
TOTAL LIABILITIES AND EQUITY	$856,076	$788,580	$820,635

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 26,	March 27,
	2011	2010

NET SALES	$387,233	$392,958

COST OF GOODS SOLD	345,819	341,324

GROSS PROFIT	41,414	51,634

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,488	48,489
NET LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES	7	172

EARNINGS (LOSS) FROM OPERATIONS	(5,081)	2,973

INTEREST EXPENSE	883	886
INTEREST INCOME	(248)	(120)
	635	766

EARNINGS (LOSS) BEFORE INCOME TAXES	(5,716)	2,207

INCOME TAXES (BENEFIT)	(2,287)	487

NET EARNINGS (LOSS)	(3,429)	1,720

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(241)	(733)

NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,670)	$987

EARNINGS (LOSS) PER SHARE - BASIC	$(0.19)	$0.05

EARNINGS (LOSS) PER SHARE - DILUTED	$(0.19)	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING FOR BASIC EARNINGS (LOSS)	19,306	19,258

WEIGHTED AVERAGE SHARES OUTSTANDING FOR DILUTED EARNINGS (LOSS)	19,306	19,517

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 26, 2009	$19,285	$132,765	$409,278	$3,633	$(1,743)	$5,728	$568,946
Comprehensive income:
Net earnings			987			733
Foreign currency translation adjustment				428		122
Total comprehensive earnings							2,270
Distributions to noncontrolling interest						(90)	(90)
Issuance of 14,945 shares under employee stock plans	15	264					279
Issuance of 76,045 shares under stock grant programs	76	37					113
Issuance of 5,830 shares under deferred compensation plans	5	(5)					-
Repurchase of 20,000 shares	(20)		(660)				(680)
Tax benefits from non-qualified stock options exercised		79					79
Expense associated with share-based compensation arrangements		660					660
Accrued expense under deferred compensation plans		327					327
Notes receivable adjustment		(18)			(37)		(55)
Payments received on employee stock notes receivable					9		9
Balance at March 27, 2010	$19,361	$134,109	$409,605	$4,061	$(1,771)	$6,493	$571,858

Balance at December 25, 2010	$19,333	$138,573	$414,108	$4,165	$(1,670)	$6,667	$581,176
Comprehensive income:
Net earnings (loss)			(3,670)			241
Foreign currency translation adjustment				539		188
Total comprehensive loss							(2,702)
Purchase of additional noncontrolling interest						(100)	(100)
Capital contribution from noncontrolling interest						40	40
Distributions to noncontrolling interest						(395)	(395)
Issuance of 24,738 shares under employee stock plans	25	431					456
Issuance of 164,201 shares under stock grant programs	164	(24)					140
Issuance of 3,213 shares under deferred compensation plans	3	(3)					-
Tax benefits from non-qualified stock options exercised		152					152
Expense associated with share-based compensation arrangements		735					735
Accrued expense under deferred compensation plans		231					231
Notes receivable adjustment		(12)			12		-
Payments received on employee stock notes receivable					165		165
Balance at March 26, 2011	$19,525	$140,083	$410,438	$4,704	$(1,493)	$6,641	$579,898

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)
	Three Months Ended
	March 26,	March 27,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) attributable to controlling interest	$(3,670)	$987

Adjustments to reconcile net earnings (loss) attributable to controlling interest to net cash from operating activities:
Depreciation	6,902	7,630
Amortization of intangibles	1,441	1,825
Expense associated with share-based compensation arrangements	875	773
Excess tax benefits from share-based compensation arrangements	(121)	(63)
Deferred income tax credit	(69)	(96)
Net earnings attributable to noncontrolling interest	241	733
Net gain on sale or impairment of property, plant and equipment	(142)	(40)
Changes in:
Accounts receivable	(55,869)	(80,239)
Inventories	(53,007)	(45,022)
Accounts payable	7,035	32,788
Accrued liabilities and other	(13,054)	3,081
NET CASH FROM OPERATING ACTIVITIES	(109,438)	(77,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,309)	(4,622)
Acquisitions, net of cash received	-	(634)
Proceeds from sale of property, plant and equipment	177	189
Collections of notes receivable	243	15
Other, net	25	13
NET CASH FROM INVESTING ACTIVITIES	(5,864)	(5,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	71,817	15,686
Proceeds from issuance of common stock	456	279
Purchase of additional noncontrolling interest	(100)	-
Distributions to noncontrolling interest	(395)	(90)
Capital contribution from noncontrolling interest	40	-
Repurchase of common stock	-	(680)
Excess tax benefits from share-based compensation arrangements	121	63
Other, net	-	14
NET CASH FROM FINANCING ACTIVITIES	71,939	15,272

NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,363)	(67,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,363	67,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$250	$4,905
Income taxes	1,690	12,346

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$109	$203

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 25, 2010.

Certain prior year information has been reclassified to conform to the current year presentation.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	March 26, 2011			March 27, 2010
(in thousands)	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total
Recurring:
Money market funds	$84		$84
Mutual funds:				$1,010		$1,010
Domestic stock funds	528		528
International stock funds	518		518
Target funds	144		144
Bond funds	104		104
Total mutual funds	1,294		1,294	1,010		1,010
	$1,378		$1,378	$1,010		$1,010

UNIVERSAL FOREST PRODUCTS, INC.

Mutual funds are valued at prices quoted in an active exchange market.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We do not maintain any Level 3 assets or liabilities that would be based on significant unobservable inputs.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 26, 2011	December 25, 2010	March 27, 2010

Cost and Earnings in Excess of Billings	$4,927	$3,604	$9,355
Billings in Excess of Cost and Earnings	1,820	2,126	8,297

D.	EARNINGS (LOSS) PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended March 26, 2011			Three Months Ended March 27, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net (Loss) Earnings Attributable to Controlling Interest	$(3,670)			$987

EPS – Basic Income available to common stockholders	(3,670)	19,306	$(0.19)	987	19,258	$0.05

Effect of dilutive securities Options		-			259

EPS - Diluted Income available to common stockholders and assumed options exercised	$(3,670)	19,306	$(0.19)	$987	19,517	$0.05

Options to purchase shares and certain other shares of common stock were not included in the computation of diluted EPS because they were anti-dilutive given the net loss for the quarter ended March 26, 2011.

No options were excluded from the computation of diluted EPS for the quarter ended March 27, 2010.

E.	ASSETS HELD FOR SALE AND NET LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENTS AND EXIT CHARGES

Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $7.5 million on March 26, 2011. The assets held for sale consist of certain vacant land and facilities we closed to better align manufacturing capacity with the current business environment.  The fair values were determined based on appraisals or recent offers to acquire assets.  These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in impairment and other exit charges included in “Net loss on disposition of assets and other impairment and exit charges” for the periods presented below. These amounts include the following, separated by reporting segment (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended March 26, 2011			Three Months Ended March 27, 2010
	Eastern and Western Divisions	Atlantic Division	All Other	Eastern and Western Divisions	Atlantic Division	All Other
Severances	$108	$16	$25	$119	$85	$8
Property, plant and equipment	(99)	(12)	(31)	(21)	(9)	(10)

The changes in assets held for sale are as follows in thousands:

Description	Net Book Value
Assets held for sale as of December 25, 2010	$2,446
Additions	5,082
Assets held for sale as of March 26, 2011	$7,528

F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, UFP Insurance Ltd., a licensed captive insurance company.

We own and operate a number of facilities throughout the United States that chemically treat lumber products.  In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses.  Environmental reserves, calculated with no discount rate, have been established to cover remediation activities at our affiliates’ wood preservation facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Gordon, PA; Janesville, WI; and Medley, FL. In addition, a reserve was established for our affiliate’s facility in Thornton, CA to remove certain lead containing materials which existed on the property at the time of purchase.  During 2009, a subsidiary entered into a consent order with the State of Florida to conduct additional testing at the Auburndale, FL facility. We admitted no liability and the costs are not expected to be material.

On a consolidated basis, we have reserved approximately $3.4 million on March 26, 2011 and $4.2 million on March 27, 2010, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

UNIVERSAL FOREST PRODUCTS, INC.

From time to time, various special interest environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products.  The wood preservation industry trade groups are working with the individual states and their regulatory agencies to provide an accurate, factual background which demonstrates that the present method of uses and disposal is scientifically supported.  Our affiliates market a modest amount of CCA treated products for permitted, non-residential applications.

We have not accrued for any potential loss related to the contingencies above.  However, potential liabilities of this nature are not conducive to precise estimates and are subject to change.

In addition, on March 26, 2011, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 26, 2011, we had outstanding purchase commitments on capital projects of approximately $4.9 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material.  We distribute products manufactured by other companies, some of which are no longer in business.  While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no longer exists or has the ability to pay.  Historically, these costs have not had a material affect on our consolidated financial statements.

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 26, 2011, we had approximately $15.0 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $21.5 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets.  If, at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall.  These operating leases will expire periodically over the next three years.  The estimated maximum aggregate exposure of these guarantees is approximately $0.6 million.

On March 26, 2011, we had outstanding letters of credit totaling $31.6 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

UNIVERSAL FOREST PRODUCTS, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts.  We currently have irrevocable letters of credit outstanding totaling approximately $19.2 million for these types of insurance arrangements.  We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.7 million.  As a result, this amount is recorded in other long-term liabilities on March 26, 2011.

We did not enter into any new guarantee arrangements during the first quarter of 2011 which would require us to recognize a liability on our balance sheet.

G.	BUSINESS COMBINATIONS

No business combinations were completed in fiscal 2011.  We completed the following business combinations in fiscal 2010 which were accounted for using the purchase method (in millions):

UNIVERSAL FOREST PRODUCTS, INC.

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Shepherd Distribution Co. (“Shepherd”)	April 29, 2010	$5.9 (asset purchase)	$2.2	$3.7	Distribution Division
Distributes shingle underlayment, bottom board, house wrap, siding, poly film and other products to manufactured housing and RV customers.  Headquartered in Elkhart, Indiana, it has distribution capabilities throughout the United States.

Service Supply Distribution, Inc. (“Service Supply”)	March 8, 2010	$0.6 (asset purchase)	$0.0	$0.6	Distribution Division
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

Our operating segments consist of Eastern, Western, Atlantic, Consumer Products and Distribution divisions.  In accordance with ASC 280, due to similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Atlantic division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in the “All Other” column of the table below.

	Three Months Ended March 26, 2011
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Total
Net sales to outside customers	$270,283	$86,108	$-	$30,842	$387,233
Intersegment net sales	16,841	9,610	-	8,537	34,988
Segment operating loss	(91)	(3,485)	(13)	(1,492)	(5,081)

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended March 27, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Total
Net sales to outside customers	$276,431	$89,972	$-	$26,555	$392,958
Intersegment net sales	20,160	7,628	-	14,201	41,989
Segment operating profit (loss)	6,131	(1,430)	(3,798)	2,070	2,973

I.	INCOME TAXES

Our effective tax rate was a benefit of 40.0% for the first quarter 2011, which exceeded our statutory rate of 35%, primarily due to permanent tax differences between book and tax income and the effect of the state income taxes. Our effective tax rate was 22.1% for the first quarter 2010, which is well below our statutory rate, primarily due to the profits of our Canadian subsidiary and a partnership in which we own a 50% interest and present on a consolidated basis in our financial statements. These entities comprised over half of our pre-tax profits for the quarter. Since our Canadian subsidiary has a net operating loss carry-forward and we have a full valuation allowance against this deferred tax asset, these profits had no related income tax expense in the first quarter of 2010.

J.	SUBSEQUENT EVENTS

On April 13, 2011, our Board approved a semi-annual dividend of $0.20 per share, payable on June 15, 2011 to shareholders of record on June 1, 2011.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please be aware that: Any statements included in this report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by, and information currently available to, the Company at the time such statements were made. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: adverse lumber market trends, competitive activity, negative economic trends, government regulations and weather. Certain of these risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission.  We are pleased to present this overview of 2011.

OVERVIEW

Our results for the first quarter of 2011 were impacted by the following:

•
Our overall unit sales decreased 1% compared to the first quarter of 2010 due to a decline in sales to our site-built, DIY/retail and manufactured housing markets, offset by a significant increase in unit sales to our industrial market.  We believe we gained additional share of the industrial and manufactured housing markets we serve.  Share gains in our industrial market were achieved by adding many new customers and increased demand of existing customers, while share gains in manufactured housing were achieved by acquiring distribution operations.  We believe we have maintained our share of the DIY/retail market.  Finally, we recently closed several plants that supply the site-built housing market in order to achieve profitability and cash flow goals.  Consequently, we believe that these actions may temporarily cause us to lose some market share.

•	The Lumber Market was up 0.7% in the quarter compared to the same period of 2010. Therefore, lumber prices had a minor impact on the change in our sales comparing the first quarter of 2011 and 2010.

•
National housing starts decreased approximately 10% in the period from December through February of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010, likely due to the expiration of certain government tax credits in 2010.

•
Shipments of HUD code manufactured homes were down 14% in January and February of 2011, compared to the same period of 2010.  Shipments of manufactured homes were also positively impacted by certain tax credits in 2010 that have now expired.

UNIVERSAL FOREST PRODUCTS, INC.

•
Our gross profit percentage decreased to 10.7% from 13.1% comparing the first quarter of 2011 with the same period of 2010.  In addition, our gross profit dollars decreased by 20% comparing the first quarter of 2011 with the same period of 2010, which compares unfavorably to our 1% decrease in unit sales.  The decline in our gross margin and profitability this quarter was due to several factors.  Most notably, gross margins on sales to the DIY/retail market declined 330 basis points for the quarter resulting from an increase in material costs as a percentage of sales to this market.  This was primarily due to the Lumber Market, which was increasing during the first quarter of 2010, and as a result, improved margins on products whose prices were indexed to the current Lumber Market.  Also, competitive pricing pressure  adversely impacted 2011 margins.  In addition, a decline in sales to our DIY/retail, site-built, and manufactured housing markets adversely impacted our margins due to fixed manufacturing costs. Major winter storms in January and February impacted transportation and production in many parts of the country which caused us to lose approximately 219 production days to weather nation-wide during the quarter.  As a result, unfavorable cost variances increased by $3.4 million this year due to lost sales volume and lost production days due to inclement weather.

•
Our cash flow used in operating activities increased to $109 million in the first quarter of 2011 compared to $78 million last year, reflecting much higher inventory levels in 2011.  We currently anticipate achieving strong cash flows from operations for the balance of the year as we move beyond our seasonal peak for working capital requirements.

HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2011	2010

January	$301	$264
February	296	312
March	294	310

First quarter average	$297	$295

First quarter percentage change from 2010	0.7%

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2011	2010

January	$282	$269
February	289	331
March	290	337

First quarter average	$287	$312

First quarter percentage change from 2010	(8.0%)

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market").  We generally try to price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide.  As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs are a significant percentage of our cost of goods sold.

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

•
Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits.  These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry.  For these products, we estimate the customers' needs and carry anticipated levels of inventory.  Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins.  For these products, our margins are exposed to changes in the trend of lumber prices. As a result of the decline in the housing market and our sales to site-built customers, a greater percentage of our sales fall into this general pricing category.  Consequently, we believe our profitability may be impacted to a greater extent to changes in the trend of lumber prices.

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

BUSINESS COMBINATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note G, "Business Combinations."

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Condensed Statements of Earnings as a percentage of net sales.

	For the Three Months Ended
	March 26, 2011	March 27, 2010

Net sales	100.0%	100.0%
Cost of goods sold	89.3	86.9
Gross profit	10.7	13.1
Selling, general, and administrative expenses	12.0	12.3
Net loss on disposition of assets and other impairment and exit charges	0.0	0.0
Earnings (loss) from operations	(1.3)	0.8
Interest, net	0.2	0.2
Earnings (loss) before income taxes	(1.5)	0.6
Income taxes (benefit)	(0.6)	0.1
Net earnings (loss)	(0.9)	0.4
Less net earnings attributable to noncontrolling interest	(0.1)	(0.2)
Net earnings (loss) attributable to controlling interest	(1.0%)	0.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UNIVERSAL FOREST PRODUCTS, INC.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for DIY/retail home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for the site-built construction market, and specialty wood packaging and components and packing materials for various industries.  Our strategic long-term sales objectives include:

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

•
Increasing sales of "value-added" products and framing services. Value-added product sales primarily consist of fencing, decking, lattice, and other specialty products sold to the DIY/retail market, specialty wood packaging, engineered wood components, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended
Market Classification	March 26, 2011	March 27, 2010	% Change
DIY/Retail	$150,004	$164,407	(8.8)
Site-Built Construction	53,991	60,889	(11.3)
Industrial	143,901	125,988	14.2
Manufactured Housing	46,325	48,362	(4.2)
Total Gross Sales	394,221	399,646	(1.4)
Sales Allowances	(6,988)	(6,688)
Total Net Sales	$387,233	$392,958	(1.5)

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales in the first quarter of 2011 decreased 1% compared to the same period of 2010. We estimate that our unit sales decreased by 1%, consisting of a 3% decrease due to plant closures offset by a 1% increase out due to acquisitions and a 1% increase out of existing operations.  Our overall selling prices remained flat comparing the two periods.

Changes in our sales by market are discussed below.

DIY/Retail:

Gross sales to the DIY/retail market decreased 9% in the first quarter of 2011 compared to the same period of 2010, primarily due to an estimated 6% decrease in our overall unit sales and an estimated 3% decrease in our overall selling prices.  Unit sales declined due to a change in timing of certain customers’ orders and re-stocking of their stores for the new season.  In 2010, certain customers built inventories earlier in the year in anticipation of a selling season that didn’t materialize.  This year, customers have not stocked stores in the same manner resulting in a decline in our sales.  However, based upon forecasts from Harvard's Joint Center for Housing Studies and the Home Improvement Research Institute, consumer demand could be more favorable for the remainder of 2011, which may result in improved sales in future quarters.

Site-Built Construction:

Gross sales to the site-built construction market decreased 11% in the first quarter of 2011 compared to the same period of 2010 due to a 17% decrease in unit sales as a result of operations we have recently closed, offset by an estimated 5% increase in unit sales out of existing plants and an estimated 1% increase in selling prices.  National housing starts decreased approximately 10% in the period from December through February of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010.  We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.

Industrial:

Gross sales to the industrial market increased 14% in the first quarter of 2011 compared to the same period of 2010, primarily due to an increase in unit sales.  The industrial market has improved as the U.S. economy continues to recover, and we have been able to continue to gain market share due, in part, to adding many new customers.

Manufactured Housing:

Gross sales to the manufactured housing market decreased 4% in the first quarter of 2011 compared to 2010, primarily due to a 15% decrease in unit sales out of existing operations, offset by an increase in unit sales of new operations we acquired in 2010.  Shipments of HUD code manufactured homes were down 14% in January and February of 2011, compared to the same period of 2010.

UNIVERSAL FOREST PRODUCTS, INC.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended
	March 26, 2011	March 27, 2010

Value-Added	57.7%	58.0%
Commodity-Based	42.3%	42.0%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage decreased to 10.7% from 13.1% comparing the first quarter of 2011 with the same period of 2010.  In addition, our gross profit dollars decreased by 20% comparing the first quarter of 2011 with the same period of 2010, which compares unfavorably to our 1% decrease in unit sales.  The decline in our gross margin and profitability this quarter was due to several factors.  Most notably, gross margins on sales to the DIY/retail market declined 330 basis points for the quarter resulting from an increase in material costs as a percentage of sales to this market.  This was primarily due to the Lumber Market, which was increasing during the first quarter of 2010, and as a result, improved margins on products whose prices were indexed to the current Lumber Market.  Also, competitive pricing pressure  adversely impacted 2011 margins.  In addition, a decline in sales to our DIY/retail, site-built, and manufactured housing markets adversely impacted our margins due to fixed manufacturing costs. Major winter storms in January and February impacted transportation and production in many parts of the country which caused us to lose approximately 219 production days to weather nation-wide during the quarter.  As a result, unfavorable cost variances increased by $3.4 million this year due to lost sales volume and lost production days due to inclement weather.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased by approximately $2.0 million, or 4.1%, in the first quarter of 2011 compared to the same period of 2010, while we reported a 1% decrease in unit sales.  The decline in SG&A was primarily due to a decrease in accrued bonus expense.

NET LOSS ON DISPOSITION OF ASSETS AND OTHER IMPAIRMENT AND EXIT CHARGES

UNIVERSAL FOREST PRODUCTS, INC.

We incurred approximately $149,000 of charges in the first quarter of 2011 and $212,000 in the first quarter of 2010 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. These costs were offset by gains on disposition of property, plant and equipment totaling approximately $141,000 and $40,000 in the first quarter of 2011 and 2010, respectively.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

We currently have 23 operations which are experiencing operating losses and negative cash flow for the first three months of 2011.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $19.4 million at the end of March of 2011.  In addition, these operations had future fixed operating lease payments totaling $2.9 million at the end of March of 2011.

INTEREST, NET

Net interest costs were comparable in the first quarter of 2011 compared to the same period of 2010.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was a benefit of 40.0% in the first quarter of 2011.  Our effective tax rate was 22.1% for the first quarter 2010, which was well below our statutory rate, primarily due to the profits of our Canadian subsidiary and a partnership in which we own a 50% interest and present on a consolidated basis in our financial statements. These entities comprised over half of our pre-tax profits in the first quarter of 2010. Since our Canadian subsidiary had a net operating loss carry-forward and we had a full valuation allowance against this deferred tax asset, these profits had no related income tax expense in the first quarter of 2010.  At the end of 2010, we eliminated the remaining valuation allowance against this deferred tax asset.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

UNIVERSAL FOREST PRODUCTS, INC.

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Cash from operating activities	$(109,438)	$(77,643)
Cash from investing activities	(5,864)	(5,039)
Cash from financing activities	71,939	15,272
Net change in cash and cash equivalents	(43,363)	(67,410)
Cash and cash equivalents, beginning of period	43,363	67,410
Cash and cash equivalents, end of period	$-	$-

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

Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the March 27, 2010 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 64 days in the first three months of 2011 from 53 days in the first three months of 2010, due to a 1 day increase in our receivables cycle combined with a 10 day increase in our days supply of inventory, due to much higher inventory levels this year.  In preparation for the 2011 selling season, we changed our purchasing strategy to buy inventory earlier at opportune times in order to protect margins and avoid buying as much inventory during the peak of the season when lumber prices tend to rise.

Cash used in operating activities was $109.4 million in the three months of 2011, which was comprised of a net loss of $3.7 million and a $114.9 million increase in working capital since the end of 2010, offset by $9.2 million of non-cash expenses.  Working capital increased primarily due to much higher inventory levels at the end of March due to earlier purchases of inventory in 2011 as discussed above.  We currently anticipate achieving strong cash flows from operations for the balance of the year as we move beyond our seasonal peak for working capital requirements.

UNIVERSAL FOREST PRODUCTS, INC.

Capital expenditures were $6.3 million in the first three months of 2011.  We currently plan to spend up to $35 million in 2011, which includes outstanding purchase commitments on existing capital projects totaling approximately $4.9 million on March 26, 2011.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

On March 26, 2011, we had $73.9 million outstanding balance on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $31.6 million on March 26, 2011.  Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were within all of our lending requirements on March 26, 2011.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note F, "Commitments, Contingencies, and Guarantees."

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States.  These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures.  There have been no material changes in our policies or estimates since December 25, 2010.

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

We are subject to fluctuations in the price of lumber.  We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market").  A variety of factors over which we have no control, including government regulations, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices.  While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales volume, our gross margins, and our profitability.  We anticipate that these fluctuations will continue in the future.  (See “Impact of the Lumber Market on Our Operating Results.”)

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 26, 2011 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended March 26, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)           None.

(c)           Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

December 26, 2010 – January 29, 2011(1)				2,988,229
January 30 – February 26, 2011				2,988,229
February 27 – March 26, 2011				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5.  Other Information.

In the first quarter of 2011, the Audit Committee approved $45,000 for non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2011.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date:	April 19, 2011	By:	/s/ Michael B. Glenn
Michael B. Glenn,
Chief Executive Officer and Principal Executive Officer

Date:	April 19, 2011	By:	/s/ Michael R. Cole

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