Form 10-Q
period 2011-06-25
UNIVERSAL FOREST PRODUCTS INC
filed 2011-08-01
CIK 912767

UNIVERSAL FOREST PRODUCTS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 East Beltline NE, Grand Rapids, Michigan 49525	49525
(Address of principal executive offices) (Zip Code)	(Zip Code)

Registrant's telephone number, including area code (616) 364-616

NONE
(Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 25, 2011
Common stock, no par value	19,525,590

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at June 25, 2011,December 25, 2010 and June 26, 2010.	3

	Consolidated Condensed Statements of Earnings for the Three and SixMonths Ended June 25, 2011 and June 26, 2010.	4

	Consolidated Condensed Statements of Equity for the Six Months Ended June 25, 2011 and June 26, 2010.	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 25, 2011 and June 26, 2010.	6

	Notes to Consolidated Condensed Financial Statements.	7 - 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16 - 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings - NONE.

Item 1A.	Risk Factors - NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities - NONE.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.	30

Item 6.	Exhibits.	31

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	June 25,	December 25,	June 26,
	2011	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$43,363	$695
Accounts receivable, net	204,220	126,780	229,199
Inventories:
Raw materials	126,196	113,049	111,670
Finished goods	78,394	77,341	79,899
	204,590	190,390	191,569
Assets held for sale	5,082	2,446	-
Refundable income taxes	2,114	-	-
Other current assets	18,219	19,020	18,110
TOTAL CURRENT ASSETS	434,225	381,999	439,573

OTHER ASSETS	11,453	11,455	5,300
GOODWILL	154,702	154,702	156,296
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, net	13,136	15,933	13,429
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	525,197	517,793	518,816
Accumulated depreciation and amortization	(308,200)	(295,642)	(292,390)
PROPERTY, PLANT AND EQUIPMENT, NET	216,997	222,151	226,426
TOTAL ASSETS	$832,853	$788,580	$843,364

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Cash overdraft	$8,671	$-	$-
Accounts payable	76,521	59,481	83,467
Accrued liabilities:
Compensation and benefits	39,741	43,909	48,226
Income taxes	-	657	6,736
Other	15,573	15,135	22,995
Current portion of long-term debt and capital lease obligations	23,772	712	692
TOTAL CURRENT LIABILITIES	164,278	119,894	162,116

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	52,200	54,579	67,932
DEFERRED INCOME TAXES	20,478	20,631	21,539
OTHER LIABILITIES	15,040	12,300	11,929
TOTAL LIABILITIES	251,996	207,404	263,516

EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000;issued and outstanding 19,525,590, 19,333,122 and 19,329,922	$19,526	$19,333	$19,330
Additional paid-in capital	140,636	138,573	135,710
Retained earnings	410,814	414,108	416,562
Accumulated other comprehensive earnings	4,839	4,165	4,018
Employee stock notes receivable	(1,493)	(1,670)	(1,721)
	574,322	574,509	573,899
Noncontrolling interest	6,535	6,667	5,949
TOTAL EQUITY	580,857	581,176	579,848
TOTAL LIABILITIES AND EQUITY	$832,853	$788,580	$843,364

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

NET SALES	$544,139	$638,635	$931,372	$1,031,593

COST OF GOODS SOLD	487,552	560,749	833,371	902,073

GROSS PROFIT	56,587	77,886	98,001	129,520

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,328	54,041	91,816	102,530
NET LOSS ON DISPOSITION OF ASSETS,EARLY RETIREMENT, AND OTHER IMPAIRMENT AND EXIT CHARGES	3,482	212	3,489	384

EARNINGS FROM OPERATIONS	7,777	23,633	2,696	26,606

INTEREST EXPENSE	929	903	1,812	1,789
INTEREST INCOME	(132)	(70)	(380)	(190)
	797	833	1,432	1,599

EARNINGS BEFORE INCOME TAXES	6,980	22,800	1,264	25,007

INCOME TAXES	2,502	8,332	215	8,819

NET EARNINGS	4,478	14,468	1,049	16,188

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(201)	(752)	(442)	(1,485)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$4,277	$13,716	$607	$14,703

EARNINGS PER SHARE - BASIC	$0.22	$0.71	$0.03	$0.76

EARNINGS PER SHARE - DILUTED	$0.22	$0.70	$0.03	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING	19,413	19,259	19,360	19,258

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,546	19,531	19,513	19,524

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 26, 2009	$19,285	$132,765	$409,278	$3,633	$(1,743)	$5,728	$568,946
Comprehensive income:
Net earnings			14,703			1,485
Foreign currency translation adjustment				385		140
Total comprehensive earnings							16,713
Purchase of additional noncontrolling interest		(295)				(932)	(1,227)
Distributions to noncontrolling interest						(472)	(472)
Cash dividends - $0.200 per share			(3,871)				(3,871)
Issuance of 62,029 shares under employee stock plans	62	1,269					1,331
Issuance of 76,143 shares under stock grant programs	76	41					117
Issuance of 6,669 shares under deferred compensation plans	7	(7)					-
Repurchase of 100,300 shares	(100)		(3,548)				(3,648)
Tax benefits from non-qualified stock options exercised		379					379
Expense associated with share-based compensation arrangements		1,078					1,078
Accrued expense under deferred compensation plans		473					473
Issuance of 1,298 shares in exchange for employees'stock notes receivable	1	49			(50)		-
Notes receivable adjustment	(1)	(42)			(9)		(52)
Payments received on employee stock notes receivable					81		81
Balance at June 26, 2010	$19,330	$135,710	$416,562	$4,018	$(1,721)	$5,949	$579,848

Balance at December 25, 2010	$19,333	$138,573	$414,108	$4,165	$(1,670)	$6,667	$581,176
Comprehensive income:
Net earnings			607			442
Foreign currency translation adjustment				674		281
Total comprehensive earnings							2,004
Purchase of additional noncontrolling interest						(100)	(100)
Capital contribution from noncontrolling interest						80	80
Distributions to noncontrolling interest						(835)	(835)
Cash dividends - $0.200 per share			(3,905)				(3,905)
Issuance of 30,108 shares under employee stock plans	30	545					575
Issuance of 158,436 shares under stock grant programs	159	(13)	4				150
Issuance of 4,245 shares under deferred compensation plans	4	(4)					-
Tax benefits from non-qualified stock options exercised		154					154
Expense associated with share-based compensation arrangements		1,013					1,013
Accrued expense under deferred compensation plans		380					380
Notes receivable adjustment		(12)			12		-
Payments received on employee stock notes receivable					165		165
Balance at June 25, 2011	$19,526	$140,636	$410,814	$4,839	$(1,493)	$6,535	$580,857

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 25,	June 26,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$607	$14,703
Adjustments to reconcile net earnings attributable to controlling interest to net cash from operating activities:
Depreciation	14,452	15,199
Amortization of intangibles	2,873	3,590
Expense associated with share-based compensation arrangements	1,163	1,195
Excess tax benefits from share-based compensation arrangements	(120)	(265)
Deferred income tax credit	(87)	(195)
Net earnings attributable to noncontrolling interest	442	1,485
Net loss on sale or impairment of property, plant and equipment	21	118
Changes in:
Accounts receivable	(77,166)	(120,961)
Inventories	(13,865)	(26,175)
Accounts payable	16,927	33,706
Accrued liabilities and other	(3,158)	21,627
NET CASH FROM OPERATING ACTIVITIES	(57,911)	(55,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,159)	(11,551)
Acquisitions, net of cash received	-	(5,834)
Proceeds from sale of property, plant and equipment	1,197	382
Purchase of product technology	(77)	-
Advances of notes receivable	-	(1,000)
Collections of notes receivable	294	103
Other, net	19	21
NET CASH FROM INVESTING ACTIVITIES	(10,726)	(17,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	20,931	15,000
Repayment of long-term debt	(272)	(255)
Proceeds from issuance of common stock	575	1,331
Purchase of additional noncontrolling interest	(100)	(1,227)
Distributions to noncontrolling interest	(835)	(472)
Capital contribution from noncontrolling interest	80	-
Dividends paid to shareholders	(3,905)	(3,871)
Repurchase of common stock	-	(3,648)
Excess tax benefits from share-based compensation arrangements	120	265
Other, net	9	14
NET CASH FROM FINANCING ACTIVITIES	16,603	7,137

NET CHANGE IN CASH AND CASH EQUIVALENTS	(52,034)	(66,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,363	67,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(8,671)	$695

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,820	$1,777
Income taxes	2,964	(8,470)

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$142	$178

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate consecutive statements.  The amended guidance is effective for financial periods beginning after December 15, 2011.  ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

UNIVERSAL FOREST PRODUCTS, INC.

	June 25, 2011			June 26, 2010
(in thousands)	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total
Recurring:
Money market funds	$84		$84	$64		$64
Mutual funds:
Domestic stock funds	570		570	436		436
International stock funds	539		539	395		395
Target funds	153		153	114		114
Bond funds	105		105	49		49
Total mutual funds	1,367		1,367	994		994
Non-Recurring:
Property, plant and equipment					$165	165
	$1,451		$1,451	$1,058	$165	$1,223

Mutual funds are valued at prices quoted in an active exchange market and are held in “Other Assets”.  Property, plant and equipment are valued based on active market prices and other relevant information for sales of similar assets.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

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

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 25, 2011	December 25, 2010	June 26, 2010

Cost and Earnings in Excess of Billings	$5,716	$3,604	$5,333
Billings in Excess of Cost and Earnings	1,751	2,126	4,426

D.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended June 25, 2011			Three Months Ended June 26, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings Attributable to Controlling Interest	$4,277			$13,716

EPS – Basic Income available to common stockholders	4,277	19,413	$0.22	13,716	19,259	$0.71

Effect of dilutive securities Options		133			272

EPS - Diluted Income available to common stockholders and assumed options exercised	$4,277	19,546	$0.22	$13,716	19,531	$0.70

UNIVERSAL FOREST PRODUCTS, INC.

	Six Months Ended June 25, 2011			Six Months Ended June 26, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings Attributable to Controlling Interest	$607			$14,703

EPS – Basic Income available to common stockholders	607	19,360	$0.03	14,703	19,258	$0.76

Effect of dilutive securities Options		153			266

EPS - Diluted Income available to common stockholders and assumed options exercised	$607	19,513	$0.03	$14,703	19,524	$0.75

Options to purchase 30,000 shares were not included in the computation of diluted EPS for the quarter ended June 25, 2011 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

Options to purchase 10,000 shares were not included in the computation of diluted EPS for the six months ended June 25, 2011 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

No options were excluded from the computation of diluted EPS for the quarter and six months ended June 26, 2010.

E.	ASSETS HELD FOR SALE AND NET LOSS ON DISPOSITION OF ASSETS, EARLY RETIRMENT AND OTHER IMPAIRMENTS AND EXIT CHARGES

Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $5.1 million on June 25, 2011. The assets held for sale consist of certain vacant land and facilities we previously closed to better align manufacturing capacity with the current business environment.  The fair values were determined based on appraisals or recent offers to acquire assets.  These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in impairment and other exit charges included in “Net loss on disposition of assets, early retirement and other impairment and exit charges” for the periods presented below. These amounts include the following, separated by reporting segment (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended June 25, 2011				Three Months Ended June 26, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Eastern and Western Divisions	Atlantic Division	Corporate	All Other
Severances and early retirement	$10		$3,309		$17	$8	$16	$13
Property, plant and equipment	(28)		191		(127)		285

	Six Months Ended June 25, 2011				Six Months Ended June 26, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Eastern and Western Divisions	Atlantic Division	Corporate	All Other
Severances and early retirement	$118	$16	$3,334		$136	$85	$21	$24
Property, plant and equipment	(106)	(33)	158	$2	(145)	(11)	278	(4)

Our chief executive officer resigned on June 20, 2011; on that same date we entered into a consulting and non-competition agreement with him.  Therefore, we accrued for the present value of the future payments to him totaling $2.6 million at the end of June 2011. This amount is included in “severances and early retirement” expenses under Corporate in the table above.

The changes in assets held for sale are as follows (in thousands):

Description	Net Book Value	Date of Sale	Net Sales Price
Assets held for sale as of December 25, 2010	$2,446
Additions	5,082
Transfers to held for use	(1,619)
Sale of certain real estate in Indianapolis, Indiana	(827)	May 17, 2011	$0.7 million
Assets held for sale as of June 25, 2011	$5,082

UNIVERSAL FOREST PRODUCTS, INC.

F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

On a consolidated basis, we have reserved approximately $3.3 million on June 25, 2011 and $4.2 million on June 26, 2010, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

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

In addition, on June 25, 2011, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 25, 2011, we had outstanding purchase commitments on capital projects of approximately $4.9 million.

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

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of June 25, 2011, we had approximately $26.8 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $19.7 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

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

On June 25, 2011, we had outstanding letters of credit totaling $31.3 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts.  We currently have irrevocable letters of credit outstanding totaling approximately $18.9 million for these types of insurance arrangements.  We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

UNIVERSAL FOREST PRODUCTS, INC.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.7 million.  As a result, this amount is recorded in other long-term liabilities on June 25, 2011.

We did not enter into any new guarantee arrangements during the second quarter of 2011 which would require us to recognize a liability on our balance sheet.

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

	Six Months Ended June 25, 2011
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Total
Net sales to outside customers	$634,267	$220,765	$-	$76,340	$931,372
Intersegment net sales	35,010	21,281	-	20,847	77,138
Segment operating profit (loss)	7,193	(4,057)	1,635	(2,075)	2,696

	Six Months Ended June 26, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Total
Net sales to outside customers	$698,847	$254,280	$-	$78,466	$1,031,593
Intersegment net sales	49,590	19,456	-	34,645	103,691
Segment operating profit (loss)	19,753	3,090	(1,530)	5,293	26,606

I.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.8% in the second quarter of 2011 and 36.5% for same period of 2010. Our effective tax rate was 17.0% in the first six months of 2011, which was well below our statutory rate, primarily due to the profits of our non-U.S. subsidiaries, which have a lower tax rate, and our non-wholly owned partnerships that we consolidate, which comprised a greater percentage of our year to date profits than in the prior year period.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. ("the Company") is a holding company that provides capital, management and administrative resources to subsidiaries that design, manufacture and market wood and wood-alternative products for DIY/retail home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for the site-built construction market, and specialty wood packaging and components and packing materials for various industries. The Company’s subsidiaries also provide framing services for the site-built market and forming products for concrete construction. The Company's consumer products subsidiary offers a large portfolio of outdoor living products, including wood composite decking, decorative balusters, post caps and plastic lattice. Its lawn and garden group offers an array of products, such as trellises and arches, to retailers nationwide. The Company is headquartered in Grand Rapids, Michigan, and its subsidiaries operate facilities throughout North America. For more about Universal Forest Products, Inc., go to www.ufpi.com.

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

OVERVIEW

Our results for the second quarter of 2011 were impacted by the following:

•
Our overall unit sales decreased 4% compared to the second quarter of 2010 due to a decline in sales to our retail building materials, residential construction, and manufactured housing markets, offset by increases in unit sales to our commercial construction and concrete forming and industrial markets.  We believe we gained additional share of the commercial construction, concrete forming and industrial markets we serve.  Share gains in our industrial market were achieved by adding many new customers.  We believe we have maintained our share of the retail building materials market based on the number of stores we serve of our customers compared to last year.  Finally, within the last year we closed several plants that supply the site-built construction market in order to achieve profitability and cash flow goals.  Consequently, we believe that these actions may temporarily cause us to lose some market share.

UNIVERSAL FOREST PRODUCTS, INC.

•
The Lumber Market was down 16.4% in the quarter compared to the same period of 2010.  We estimate that lower lumber prices reduced our overall selling prices by approximately 10% comparing the second quarter of 2011 and 2010.

•
National housing starts decreased approximately 11% in the period from March through May of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010, primarily due to the expiration of certain housing-related government tax credits in 2010.

•
Shipments of HUD code manufactured homes were down 14% in April and May of 2011, compared to the same period of 2010.  Shipments of manufactured homes were also positively impacted by certain housing-related tax credits in 2010 that have now expired.

•
Our gross profit percentage decreased to 10.4% from 12.2% comparing the second quarter of 2011 with the same period of 2010.  In addition, our gross profit dollars decreased by 27% comparing the second quarter of 2011 with the same period of 2010, which compares unfavorably to our 4% decrease in unit sales.  The decline in our gross margin and profitability this quarter was due to several factors.

•
Most notably, gross margins on sales to the retail building materials market declined 230 basis points for the quarter resulting primarily from an increase in material costs as a percentage of sales to this market.  This was primarily due to the Lumber Market, which decreased 11 consecutive weeks from the end of March 2011 through the end of May 2011.  As a result, this adversely impacted our gross margins on products whose prices were indexed to the current Lumber Market at the time they are sold.

•
A decline in sales to our retail building materials, residential construction, and manufactured housing markets adversely impacted our margins due to fixed manufacturing costs.  In addition, as these markets have contracted, competitive pricing pressure has become greater and adversely impacted 2011 margins.

•	We recorded a $2 million loss during the second quarter of 2011 on a construction project, which represents the entire loss we believe we will incur on the project.
•	Finally, our freight costs increased as a percentage of sales this quarter primarily due to higher year over year fuel prices.

•
Our chief executive officer resigned on June 20, 2011; on that same date we entered into a consulting and non-competition agreement with him.  Therefore, we accrued for the present value of the future payments to him totaling $2.6 million at the end of June 2011.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2011	2010

January	$301	$264
February	296	312
March	294	310
April	275	351
May	259	333
June	262	267

Second quarter average	$265	$317
Year-to-date average	$281	$306

Second quarter percentagechange from 2010	(16.4%)
Year-to-date percentagechange from 2010	(8.2%)

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2011	2010

January	$282	$269
February	289	331
March	290	337
April	266	382
May	254	374
June	246	293

Second quarter average	$255	$350
Year-to-date average	$271	$331

Second quarter percentage change from 2010	(27.1%)
Year-to-date percentage change from 2010	(18.1%)

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

•
Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits.  These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry.  For these products, we estimate the customers' needs and carry anticipated levels of inventory.  Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins.  For these products, our margins are exposed to changes in the trend of lumber prices.  As a result of the decline in the housing market and our sales to residential and commercial builders, a greater percentage of our sales fall into this general pricing category.  Consequently, we believe our profitability may be impacted to a much greater extent to changes in the trend of lumber prices.

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

	For the Three Months Ended		For the Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.6	87.8	89.5	87.4
Gross profit	10.4	12.2	10.5	12.6
Selling, general, and administrative expenses	8.3	8.5	9.9	10.0
Net loss on disposition of assets, early retirement, and other impairment and exit charges	0.6	0.0	0.4	0.0
Earnings from operations	1.4	3.7	0.3	2.6
Interest, net	0.2	0.1	0.2	0.2
Earnings before income taxes	1.3	3.6	0.1	2.4
Income taxes	0.5	1.3	0.0	0.9
Net earnings	0.8	2.3	0.1	1.5
Less net earnings attributable to noncontrolling interest	(0.0)	(0.1)	(0.0)	(0.1)
Net earnings attributable to controlling interest	0.8%	2.2%	0.1%	1.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forms market, increasing our sales of engineered wood components for custom home, multi-family and light commercial construction, increasing our market share with independent retailers, and expanding our product lines in each of the markets we serve.

•	Expanding geographically in our core businesses.

UNIVERSAL FOREST PRODUCTS, INC.

•
Increasing sales of "value-added" products and framing services. Value-added product sales primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Six Months Ended
Market Classification	June 25, 2011	June 26, 2010	% Change	June 25, 2011	June 26, 2010	% Change
Retail Building Materials	$287,528	$353,060	(18.6)	$462,809	$540,086	(14.3)
Residential Construction	56,655	67,035	(15.5)	104,486	120,739	(13.5)
Commercial Construction and Concrete Forming	20,841	16,914	23.2	35,270	31,302	12.7
Industrial	126,541	129,073	(2.0)	236,186	224,665	5.1
Manufactured Housing and Recreational Vehicles	64,597	82,831	(22.0)	111,633	131,766	(15.3)
Total Gross Sales	556,162	648,913	(14.3)	950,384	1,048,558	(9.4)
Sales Allowances	(12,023)	(10,278)		(19,012)	(16,965)
Total Net Sales	$544,139	$638,635	(14.8)	$931,372	$1,031,593	(9.7)

Note:
In the second quarter of 2011, we made changes to our customer market classifications to improve our reporting by better aligning our customer market designations with available industry reporting and end market research.  Prior year information has been restated to reflect these reclassifications. See also Exhibit 99(a).

Gross sales in the second quarter of 2011 decreased 14% compared to the same period of 2010, primarily due to an estimated 4% decrease in overall unit sales and an estimated 10% decrease in overall selling prices due to the Lumber Market.

Gross sales in the first six months of 2011 decreased 9% compared to the same period of 2010, primarily due to an estimated 3% decrease in overall unit sales and an estimated 6% decrease in overall selling prices due to the Lumber Market.

Changes in our sales by market are discussed below.

UNIVERSAL FOREST PRODUCTS, INC.

Retail Building Materials:

Gross sales to the retail building materials market decreased 19% in the second quarter of 2011 compared to the same period of 2010, primarily due to an estimated 8% decrease in our overall unit sales and an estimated 11% decrease in our overall selling prices.  Unit sales declined primarily due to a decrease in consumer spending for “big ticket” building materials products such as decking and fencing.  As unemployment remains high and housing prices have decreased, we believe many homeowners have delayed plans for these projects.  In the long-term, we believe this business will rebound as the economy improves and housing prices stabilize.  In addition, our sales of composite decking have decreased as we are preparing to launch a new product in 2012.

Gross sales to the retail building materials market decreased 14% in the first six months of 2011 compared to the same period of 2010, primarily due to an estimated 7% decrease in our overall unit sales and an estimated 7% decrease in our overall selling prices.  Unit sales declined due to the same factors mentioned in the paragraph above.

Residential Construction:

Gross sales to the residential construction market decreased 15% in the second quarter of 2011 compared to the same period of 2010 due to a combination of a 15% decrease in unit sales as a result of operations we have recently closed and an estimated 8% decrease in selling prices, offset by an estimated 8% increase in unit sales out of existing plants as we have shifted our focus to the multi-family market.  National housing starts decreased approximately 11% in the period from March through May of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010.  We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.

Gross sales to the residential construction market decreased 13% in the first six months of 2011 compared to the same period of 2010 due to a combination of a 14% decrease in unit sales as a result of operations we have recently closed and an estimated 4% decrease in selling prices, offset by an estimated 5% increase in unit sales out of existing plants.  National housing starts decreased approximately 9% in the period from December through May of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010.  We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 23% in the second quarter of 2011 compared to the same period of 2010, primarily due to an estimated 39% increase in our overall unit sales, offset by an estimated 16% decrease in our overall selling prices.  Volume has increased as a result of adding a few large accounts this quarter.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the commercial construction and concrete forming market increased 13% in the first six months of 2011 compared to the same period of 2010, primarily due to an estimated 20% increase in our overall unit sales, offset by an estimated 7% decrease in our overall selling prices.

Industrial:

Gross sales to the industrial market decreased 2% in the second quarter of 2011 compared to the same period of 2010, primarily due to an estimated 7% increase in unit sales, offset by an estimated 9% decrease in overall selling prices.  Our rate of growth slowed this quarter primarily due to a decline in demand of existing customers, which we believe is a reflection of a slowdown in manufacturing output in the U.S. In addition, we had a decline in sales of our Mexican partnership as changes in exchange rates have made their pricing in the U.S. less competitive resulting in a loss of volume.  We added almost 300 new customers again this quarter which allowed us to continue to add market share and grow unit sales this quarter.

Gross sales to the industrial market increased 5% in the first six months of 2011 compared to the same period of 2010, primarily due to an estimated 10% increase in unit sales, offset by an estimated 5% decrease in overall selling prices.  Unit sales increased due to the same factors mentioned in the paragraph above.

Manufactured Housing and Recreation Vehicles:

Gross sales to the manufactured housing market decreased 22% in the second quarter of 2011 compared to 2010, primarily due to a combination of a 13% decrease in unit sales out of existing operations and an estimated 11% decrease in overall selling prices, offset by a 2% increase in unit sales of new operations we acquired in 2010.  Shipments of HUD code manufactured homes were down 14% in April and May of 2011, compared to the same period of 2010.

Gross sales to the manufactured housing market decreased 15% in the first six months of 2011 compared to 2010, primarily due to a combination of a 14% decrease in unit sales out of existing operations and an estimated 6% decrease in overall selling prices, offset by a 5% increase in unit sales of new operations we acquired in 2010.  Shipments of HUD code manufactured homes were down 14% in January through May of 2011, compared to the same period of 2010.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Value-Added	59.9%	58.8%	59.0%	58.5%
Commodity-Based	40.1%	41.2%	41.0%	41.5%

UNIVERSAL FOREST PRODUCTS, INC.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage decreased to 10.4% from 12.2% comparing the second quarter of 2011 with the same period of 2010.  In addition, our gross profit dollars decreased by 27% comparing the second quarter of 2011 with the same period of 2010, which compares unfavorably to our 4% decrease in unit sales.  The decline in our gross margin and profitability this quarter was due to several factors.

•
Most notably, gross margins on sales to the retail building materials market declined 230 basis points for the quarter resulting primarily from an increase in material costs as a percentage of sales to this market.  This was primarily due to the Lumber Market, which decreased 11 consecutive weeks from the end of March 2011 through the end of May 2011.  As a result, this adversely impacted our gross margins on products whose prices were indexed to the current Lumber Market at the time they are sold.

•
A decline in sales to our retail building materials, residential construction, and manufactured housing markets adversely impacted our margins due to fixed manufacturing costs.  In addition, as these markets have contracted, competitive pricing pressure has become greater and adversely impacted 2011 margins.

•	We recorded a $2 million loss during the second quarter of 2011 on a construction project, which represents the entire loss we believe we will incur on the project.
•	Finally, our freight costs increased as a percentage of sales this quarter primarily due to higher year over year fuel prices.

Our gross profit percentage decreased to 10.5% from 12.6% comparing the first six months of 2011 with the same period of 2010.  In addition, our gross profit dollars decreased by 24% comparing the first six months of 2011 with the same period of 2010, which compares unfavorably to our 3% decrease in unit sales.  The decline in our gross margin and profitability this quarter was primarily due to the same factors discussed above.  In addition, inclement weather in the first quarter resulted in many lost production days and adversely impacted our efficiencies and profitability.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased by approximately $8.7 million, or 16.1%, in the second quarter of 2011 compared to the same period of 2010, while we reported a 4% decrease in unit sales.  The decline in SG&A was primarily due to a decrease in accrued bonus expense, compensation and related expenses, and bad debt expense.  At the end of the second quarter, we reduced our headcount and implemented certain other cost reductions.  We estimate the annual cost savings of these actions to total about $10 million.  Approximately $8 million was completed at the end of the second quarter which should favorably impact the third and fourth quarters.

UNIVERSAL FOREST PRODUCTS, INC.

Selling, general and administrative ("SG&A") expenses decreased by approximately $10.7 million, or 10.4%, in the first six of 2011 compared to the same period of 2010, while we reported a 3% decrease in unit sales.  The decline in SG&A was primarily due to a decrease in accrued bonus expense and compensation and related expenses.

NET LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

We incurred approximately $0.9 million of charges in the first six months of 2011 and $384,000 in the first six months of 2010 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts combined with early retirement expenses. These costs were offset by gains on disposition of property, plant and equipment totaling approximately $47,000 in the first six months of 2011.

Our chief executive officer resigned on June 20, 2011; on that same date we entered into a consulting and non-competition agreement with him.  Therefore, we accrued for the present value of the future payments to him totaling $2.6 million at the end of June 2011.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

We currently have 16 operations which are experiencing operating losses and negative cash flow for the first six months of 2011.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $16.5 million at the end of June of 2011.  In addition, these operations had future fixed operating lease payments totaling $1.3 million at the end of June of 2011.

INTEREST, NET

Net interest costs were comparable in the second quarter and first six months of 2011 compared to the same period of 2010 as there have been no significant changes in our debt structure or borrowing rates.

UNIVERSAL FOREST PRODUCTS, INC.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.8% in the second quarter of 2011 and 36.5% for same period of 2010. Our effective tax rate was 17.0% in the first six months of 2011, which was well below our statutory rate, primarily due to the profits of our non-U.S. subsidiaries, which have a lower tax rate, and our non-wholly owned partnerships that we consolidate, which comprised a greater percentage of our year to date profits.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):
	Six Months Ended
	June 25, 2011	June 26, 2010
Cash from operating activities	$(57,911)	$(55,973)
Cash from investing activities	(10,726)	(17,879)
Cash from financing activities	16,603	7,137
Net change in cash and cash equivalents	(52,034)	(66,715)
Cash and cash equivalents, beginning of period	43,363	67,410
Cash and cash equivalents, end of period	$(8,671)	$695

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

Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 26, 2010 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 53 days in the first six months of 2011 from 43 days in the first six months of 2010, due to a 1 day increase in our receivables cycle combined with a 9 day increase in our days supply of inventory, due to much higher inventory levels this year.  In preparation for the 2011 selling season, we changed our purchasing strategy to buy inventory earlier at opportune times in an attempt to protect margins and avoid buying as much inventory during the peak of the season when lumber prices tend to rise.

Cash used in operating activities was $57.9 million in the first six months of 2011, which was comprised of a $77.3 million increase in working capital since the end of 2010, offset by net earnings of $0.6 million and $18.8 million of non-cash expenses.  Working capital increased primarily due to the usual seasonality of our business combined with higher inventory levels than we expected at the end of June primarily due to weaker sales to the retail building materials market than we planned.  Based on the seasonality of our operations, we currently anticipate achieving strong cash flows from operations for the balance of the year as we move beyond our seasonal peak for working capital requirements and manage our inventories down to a level necessary to support current demand.

Capital expenditures were $12.2 million in the first six months of 2011.  We currently plan to spend up to $35 million in 2011, which includes outstanding purchase commitments on existing capital projects totaling approximately $4.9 million on June 25, 2011.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

On June 25, 2011, we had $23.0 million outstanding on our $300 million revolving credit facility, which matures in February of 2012. The revolving credit facility also supports letters of credit totaling approximately $31.3 million on June 25, 2011.  Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were within all of our lending requirements on June 25, 2011.

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

We are subject to fluctuations in the price of lumber.  We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market").  A variety of factors over which we have no control, including government regulations, transportation, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices.  While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales volume, our gross margins, and our profitability.  We anticipate that these fluctuations will continue in the future.  (See “Impact of the Lumber Market on Our Operating Results.”)

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 25, 2011 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended June 25, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None.

(b)    None.

(c)    Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

March 27, 2011 – April 30, 2011(1)				2,988,229
May 1 – 28, 2011				2,988,229
May 29 – June 25, 2011				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5.  Other Information.

None.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99	Additional Exhibits.

(a)	Summary of historical quarterly sales based on our new market classifications.

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

______________________________________

*  Indicates a compensatory arrangement.

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.

Date:	August 1, 2011	By:	/s/ Matthew J. Missad
Matthew J. Missad
Chief Executive Officer and Principal Executive Officer

Date:	August 1, 2011	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99	Additional Exhibits.

(a)	Summary of historical quarterly sales based on our new market classifications.

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

______________________________________
*  Indicates a compensatory arrangement.