Form 10-Q
period 2011-09-24
UNIVERSAL FOREST PRODUCTS INC
filed 2011-10-24
CIK 912767

UNIVERSAL FOREST PRODUCTS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 24, 2011
Common stock, no par value	19,556,008

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 24, 2011, December 25, 2010 and September 25, 2010.	3

	Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 24, 2011 and September 25, 2010.	4

	Consolidated Condensed Statements of Equity for the Nine Months Ended September 24, 2011 and September 25, 2010.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 24, 2011 and September 25, 2010.	6

	Notes to Consolidated Condensed Financial Statements.	7 - 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17 - 30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	31

Item 4.	Controls and Procedures.	31

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings - NONE.

Item 1A.	Risk Factors - NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults upon Senior Securities - NONE.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.	32

Item 6.	Exhibits.	33

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	September 24,	December 25,	September 25,
	2011	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,649	$43,363	$41,936
Accounts receivable, net	173,965	126,780	166,369
Inventories:
Raw materials	106,769	113,049	104,736
Finished goods	74,113	77,341	67,721
	180,882	190,390	172,457
Assets held for sale	5,082	2,446	-
Refundable income taxes	1,779	816	-
Other current assets	19,714	19,020	18,759
TOTAL CURRENT ASSETS	400,071	382,815	399,521

OTHER ASSETS	11,470	11,455	6,069
GOODWILL	154,702	154,702	156,992
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, net	11,920	15,933	15,719
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	531,431	517,793	516,337
Accumulated depreciation and amortization	(313,511)	(295,642)	(294,498)
PROPERTY, PLANT AND EQUIPMENT, NET	217,920	222,151	221,839
TOTAL ASSETS	$798,423	$789,396	$802,480

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,315	$59,481	$62,621
Accrued liabilities:
Compensation and benefits	39,269	43,909	46,949
Income taxes	-	-	543
Other	17,554	15,135	21,485
Current portion of long-term debt and capital lease obligations	266	712	702
TOTAL CURRENT LIABILITIES	122,404	119,237	132,300

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	52,200	54,579	52,465
DEFERRED INCOME TAXES	20,354	20,631	21,492
OTHER LIABILITIES	17,496	13,773	14,134
TOTAL LIABILITIES	212,454	208,220	220,391

EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,556,008, 19,333,122 and 19,291,486	$19,556	$19,333	$19,291
Additional paid-in capital	141,849	138,573	136,400
Retained earnings	416,433	414,108	417,842
Accumulated other comprehensive earnings	3,844	4,165	3,998
Employee stock notes receivable	(1,439)	(1,670)	(1,721)
	580,243	574,509	575,810
Noncontrolling interest	5,726	6,667	6,279
TOTAL EQUITY	585,969	581,176	582,089
TOTAL LIABILITIES AND EQUITY	$798,423	$789,396	$802,480

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

NET SALES	$468,941	$480,574	$1,400,313	$1,512,166

COST OF GOODS SOLD	414,583	426,159	1,247,954	1,328,232

GROSS PROFIT	54,358	54,415	152,359	183,934

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	44,013	47,286	135,829	149,815
NET LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT, AND OTHER IMPAIRMENT AND EXIT CHARGES	207	1,137	3,696	1,521

EARNINGS FROM OPERATIONS	10,138	5,992	12,834	32,598

INTEREST EXPENSE	926	888	2,738	2,677
INTEREST INCOME	(69)	(111)	(449)	(301)
	857	777	2,289	2,376

EARNINGS BEFORE INCOME TAXES	9,281	5,215	10,545	30,222

INCOME TAXES	3,293	2,017	3,508	10,836

NET EARNINGS	5,988	3,198	7,037	19,386

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(372)	(614)	(814)	(2,099)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$5,616	$2,584	$6,223	$17,287

EARNINGS PER SHARE - BASIC	$0.29	$0.13	$0.32	$0.90

EARNINGS PER SHARE - DILUTED	$0.29	$0.13	$0.32	$0.89

WEIGHTED AVERAGE SHARES OUTSTANDING	19,441	19,201	19,387	19,239

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,546	19,416	19,524	19,488

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 26, 2009	$19,285	$132,765	$409,278	$3,633	$(1,743)	$5,728	$568,946
Comprehensive income:
Net earnings			17,287			2,099
Foreign currency translation adjustment				365		78
Total comprehensive earnings							19,829
Purchase of additional noncontrolling interest		(295)				(932)	(1,227)
Capital contribution from noncontrolling interest						250	250
Distributions to noncontrolling interest						(944)	(944)
Cash dividends - $0.200 per share			(3,869)				(3,869)
Issuance of 66,384 shares under employee stock plans	66	1,373					1,439
Issuance of 76,710 shares under stock grant programs	77	57					134
Issuance of 7,911 shares under deferred compensation plans	8	(8)					-
Repurchase of 144,900 shares	(145)		(4,854)				(4,999)
Tax benefits from non-qualified stock options exercised		379					379
Expense associated with share-based compensation arrangements		1,495					1,495
Accrued expense under deferred compensation plans		627					627
Issuance of 1,298 shares in exchange for employees' stock notes receivable	1	49			(50)		-
Notes receivable adjustment	(1)	(42)			(9)		(52)
Payments received on employee stock notes receivable					81		81
Balance at September 25, 2010	$19,291	$136,400	$417,842	$3,998	$(1,721)	$6,279	$582,089

Balance at December 25, 2010	$19,333	$138,573	$414,108	$4,165	$(1,670)	$6,667	$581,176
Comprehensive income:
Net earnings			6,223			814
Foreign currency translation adjustment				(321)		(220)
Total comprehensive earnings							6,496
Purchase of additional noncontrolling interest						(402)	(402)
Capital contribution from noncontrolling interest						80	80
Distributions to noncontrolling interest						(1,213)	(1,213)
Cash dividends - $0.200 per share			(3,905)				(3,905)
Issuance of 64,989 shares under employee stock plans	65	1,241					1,306
Issuance of 153,999 shares under stock grant programs	154	1	7				162
Issuance of 5,781 shares under deferred compensation plans	5	(5)					-
Tax benefits from non-qualified stock options exercised		240					240
Expense associated with share-based compensation arrangements		1,281					1,281
Accrued expense under deferred compensation plans		579					579
Notes receivable adjustment	(1)	(61)			62		-
Payments received on employee stock notes receivable					169		169
Balance at September 24, 2011	$19,556	$141,849	$416,433	$3,844	$(1,439)	$5,726	$585,969

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Nine Months Ended
	September 24,	September 25,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$6,223	$17,287
Adjustments to reconcile net earnings attributable to controlling interest to net cash from operating activities:
Depreciation	22,260	22,305
Amortization of intangibles	4,129	5,243
Expense associated with share-based compensation arrangements	1,443	1,629
Excess tax benefits from share-based compensation arrangements	(138)	(265)
Deferred income tax credit	(222)	(228)
Net earnings attributable to noncontrolling interest	814	2,099
Net (gain) loss on sale or impairment of property, plant and equipment	(183)	1,053
Changes in:
Accounts receivable	(47,438)	(58,151)
Inventories	9,497	(7,103)
Accounts payable	5,849	12,829
Accrued liabilities and other	(109)	14,711
NET CASH FROM OPERATING ACTIVITIES	2,125	11,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,774)	(15,679)
Acquisitions, net of cash received	-	(6,529)
Proceeds from sale of property, plant and equipment	1,485	540
Purchase of patents	(116)	(4,589)
Advances of notes receivable	-	(1,000)
Collections of notes receivable	308	143
Other, net	100	17
NET CASH FROM INVESTING ACTIVITIES	(19,997)	(27,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facilities	(2,109)	-
Repayment of long-term debt	(745)	(719)
Proceeds from issuance of common stock	1,306	1,439
Purchase of additional noncontrolling interest	(402)	(1,227)
Distributions to noncontrolling interest	(1,213)	(944)
Capital contribution from noncontrolling interest	80	250
Dividends paid to shareholders	(3,905)	(3,869)
Repurchase of common stock	-	(4,999)
Excess tax benefits from share-based compensation arrangements	138	265
Other, net	8	18
NET CASH FROM FINANCING ACTIVITIES	(6,842)	(9,786)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,714)	(25,474)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,363	67,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,649	$41,936

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$2,162	$2,058
Income taxes	3,483	(1,488)

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$185	$337

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

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

UNIVERSAL FOREST PRODUCTS, INC.

	September 24, 2011			September 25, 2010
(in thousands)	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total
Recurring:
Money market funds	$83		$83	$66		$66
Mutual funds:
Domestic stock funds	587		587	397		397
International stock funds	546		546	353		353
Target funds	142		142	105		105
Bond funds	107		107	51		51
Total mutual funds	1,382		1,382	906		906
Non-Recurring:
Property, plant and equipment					$165	165
	$1,465		$1,465	$972	$165	$1,137

Mutual funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  Property, plant and equipment are valued based on active market prices and other relevant information for sales of similar assets.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

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

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 24, 2011	December 25, 2010	September 25, 2010

Cost and Earnings in Excess of Billings	$6,151	$3,604	$4,602
Billings in Excess of Cost and Earnings	3,592	2,126	3,275

D.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended September 24, 2011			Three Months Ended September 25, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings Attributable to Controlling Interest	$5,616			$2,584

EPS – Basic Income available to common stockholders	5,616	19,441	$0.29	2,584	19,201	$0.13

Effect of dilutive securities Options		105			215

EPS - Diluted Income available to common stockholders and assumed options exercised	$5,616	19,546	$0.29	$2,584	19,416	$0.13

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 24, 2011			Nine Months Ended September 25, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings Attributable to Controlling Interest	$6,223			$17,287

EPS – Basic Income available to common stockholders	6,223	19,387	$0.32	17,287	19,239	$0.90

Effect of dilutive securities Options		137			249

EPS - Diluted Income available to common stockholders and assumed options exercised	$6,223	19,524	$0.32	$17,287	19,488	$0.89

Options to purchase 110,000 and 10,000 shares were not included in the computation of diluted EPS for the quarter and nine months ended September 24, 2011 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

Options to purchase 130,000 and 10,000 shares were not included in the computation of diluted EPS for the quarter and nine months ended September 25, 2010 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

E.	ASSETS HELD FOR SALE AND NET LOSS ON DISPOSITION OF ASSETS, EARLY RETIRMENT AND OTHER IMPAIRMENTS AND EXIT CHARGES

Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $5.1 million on September 24, 2011. The assets held for sale consist of certain vacant land and facilities we previously closed to better align manufacturing capacity with the current business environment.  The fair values were determined based on appraisals or recent offers to acquire assets.  These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in impairment and other exit charges included in “Net loss on disposition of assets, early retirement and other impairment and exit charges” for the periods presented below. These amounts include the following, separated by reporting segment (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended September 24, 2011				Three Months Ended September 25, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Eastern and Western Divisions	Atlantic Division	Corporate	All Other
Severances and early retirement	$-	$-	$411	$-	$197	$12	$-	$(7)
Property, plant and equipment	(199)	(26)	21		84	(6)	153
Other intangibles					645
Lease termination					59

	Nine Months Ended September 24, 2011				Nine Months Ended September 25, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Eastern and Western Divisions	Atlantic Division	Corporate	All Other
Severances and early retirement	$118	$16	$3,745	$-	$333	$98	$21	$16
Property, plant and equipment	(305)	(59)	179	2	(61)	(17)	431	(4)
Other intangibles					645
Lease termination					59

Our chief executive officer resigned on June 20, 2011; on that same date we entered into a consulting and non-competition agreement with him.  Therefore, we accrued for the present value of the future payments to him totaling $2.6 million at the end of June 2011. This amount is included in “severances and early retirement” expenses under Corporate in the table above.

UNIVERSAL FOREST PRODUCTS, INC.

The changes in assets held for sale are as follows (in thousands):

Description	Net Book Value	Date of Sale	Net Sales Price
Assets held for sale as of December 25, 2010	$2,446
Additions	5,082
Transfers to held for use	(1,619)
Sale of certain real estate in Indianapolis, Indiana	(827)	May 17, 2011	$0.7 million
Assets held for sale as of September 24, 2011	$5,082

F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., (f/k/a UFP Insurance Ltd.), a licensed captive insurance company.

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

On a consolidated basis, we have reserved approximately $3.2 million on September 24, 2011 and $4.2 million on September 25, 2010, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

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

UNIVERSAL FOREST PRODUCTS, INC.

In addition, on September 24, 2011, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 24, 2011, we had outstanding purchase commitments on capital projects of approximately $11.9 million.

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

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of September 24, 2011, we had approximately $14.6 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $29.0 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

We have entered into operating leases for certain assets that include a guarantee of a portion of the residual value of the leased assets.  If, at the expiration of the initial lease term we do not exercise our option to purchase the leased assets and these assets are sold by the lessor for a price below a predetermined amount, we will reimburse the lessor for a certain portion of the shortfall.  These operating leases will expire periodically over the next three years.  The estimated maximum aggregate exposure of these guarantees is approximately $0.5 million.

On September 24, 2011, we had outstanding letters of credit totaling $31.3 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.7 million.  As a result, this amount is recorded in other long-term liabilities on September 24, 2011.

We did not enter into any new guarantee arrangements during the third quarter of 2011 which would require us to recognize a liability on our balance sheet.

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

Our operating segments consist of Eastern, Western, Atlantic, Consumer Products and Distribution divisions.  In accordance with ASC 280, due to similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Atlantic division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in the “All Other” column of the table below. As a result of returning to two geographical divisions, we are in the process of evaluating changes to our operating segments that will be effective in the fourth quarter.

	Nine Months Ended September 24, 2011
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Total
Net sales to outside customers	$946,779	$338,165	$-	$115,369	$1,400,313
Intersegment net sales	48,999	32,378	-	26,491	107,868
Segment operating profit (loss)	13,144	(2,138)	6,429	(4,601)	12,834

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 25, 2010
	Eastern and Western Divisions	Atlantic Division	Corporate	All Other	Total
Net sales to outside customers	$1,020,118	$373,776	$-	$118,272	$1,512,166
Intersegment net sales	68,247	26,955	-	41,715	136,917
Segment operating profit	19,680	4,317	3,758	4,843	32,598

I.	SUBSEQUENT EVENT

On October 12, 2011, our Board approved a semi-annual dividend of $0.20 per share, payable on December 15, 2011 to shareholders of record on December 1, 2011.

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

OVERVIEW

Our results for the third quarter of 2011 were impacted by the following:

•
Our overall unit sales remained flat compared to the third quarter of 2010 due to a decline in sales to our residential construction and retail building materials markets, offset by increases in unit sales to our commercial construction and concrete forming, industrial and manufactured housing markets.  We believe we gained additional share of the concrete forming and industrial markets we serve.  Share gains in our industrial market were achieved by adding many new customers.  We believe we have maintained our share of the retail building materials market based on the number of stores we serve of our customers compared to last year.  We have also maintained our share of the manufactured housing market in the product lines we offer.  Finally, within the last year we closed several plants that supply the site-built construction market in order to achieve profitability and cash flow goals.  Consequently, we believe that these actions may temporarily cause us to lose some market share.

UNIVERSAL FOREST PRODUCTS, INC.

•
The overall Lumber Market was up 6.4%, while the composite price for Southern Yellow Pine (SYP) declined 1.2% in the quarter compared to the same period of 2010.  We estimate that lower SYP prices (which comprises up to 50% of our sales volume) among other factors, including competitive price pressure, reduced our overall selling prices by approximately 2% comparing the third quarter of 2011 and 2010.

•
The retail building materials market has been adversely impacted by a decline in consumer demand attributed to several factors, including high unemployment rates, tighter credit availability, and home values which continue to decline in many parts of the country.  The primary products we sell to this market include decking, fencing and other outdoor specialty products used in higher cost home improvement projects.

•	National housing starts increased approximately 5% in the period from June through August of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010.

•	Shipments of HUD code manufactured homes were down 3% in July and August of 2011, compared to the same period of 2010.

HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2011	2010

January	$301	$264
February	296	312
March	294	310
April	275	351
May	259	333
June	262	267
July	269	251
August	265	245
September	262	250

Third quarter average	$265	$249
Year-to-date average	$276	$287

Third quarter percentage change from 2010	6.4%
Year-to-date percentage change from 2010	(3.8%)

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2011	2010

January	$282	$269
February	289	331
March	290	337
April	266	382
May	254	374
June	246	293
July	253	264
August	263	249
September	239	252

Third quarter average	$252	$255
Year-to-date average	$265	$306

Third quarter percentage change from 2010	(1.2%)
Year-to-date percentage change from 2010	(13.4%)

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

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.4	88.7	89.1	87.8
Gross profit	11.6	11.3	10.9	12.2
Selling, general, and administrative expenses	9.4	9.8	9.7	9.9
Net loss on disposition of assets, early retirement, and other impairment and exit charges	0.0	0.2	0.3	0.1
Earnings from operations	2.2	1.3	0.9	2.2
Interest, net	0.2	0.2	0.2	0.2
Earnings before income taxes	2.0	1.1	0.8	2.0
Income taxes	0.7	0.5	0.3	0.7
Net earnings	1.3	0.7	0.5	1.3
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	1.2%	0.5%	0.4%	1.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forms market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•
Increasing sales of "value-added" products. Value-added product sales primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

UNIVERSAL FOREST PRODUCTS, INC.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended			For the Nine Months Ended
Market Classification	September 24, 2011	September 25, 2010	% Change	September 24, 2011	September 25, 2010	% Change
Retail Building Materials	$210,912	$222,842	(5.4)	$673,720	$762,929	(11.7)
Residential Construction	52,174	62,857	(17.0)	156,660	183,596	(14.7)
Commercial Construction and Concrete Forming	21,220	19,003	11.7	56,490	50,305	12.3
Industrial	128,267	120,613	6.3	364,453	345,277	5.6
Manufactured Housing	65,718	64,175	2.4	177,351	195,941	(9.5)
Total Gross Sales	478,291	489,490	(2.3)	1,428,674	1,538,048	(7.1)
Sales Allowances	(9,350)	(8,916)		(28,361)	(25,882)
Total Net Sales	$468,941	$480,574	(2.4)	$1,400,313	$1,512,166	(7.4)

Note:
In the second quarter of 2011, we made changes to our customer market classifications to improve our reporting by better aligning our customer market designations with available industry reporting and end market research.  Prior year information has been restated to reflect these reclassifications. See also Exhibit 99(a).

Gross sales in the third quarter of 2011 decreased 2% compared to the same period of 2010, primarily due to an estimated 2% decrease in overall selling prices.

Gross sales in the first nine months of 2011 decreased 7% compared to the same period of 2010, primarily due to an estimated 2% decrease in overall unit sales and an estimated 5% decrease in overall selling prices due to the Lumber Market.

Changes in our sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market decreased 5% in the third quarter of 2011 compared to the same period of 2010, primarily due to an estimated 2% decrease in our overall unit sales and an estimated 3% decrease in our overall selling prices.  Unit sales declined primarily due to a decrease in consumer spending for “big ticket” building materials products such as decking and fencing.  As unemployment remains high and housing prices have decreased, we believe many homeowners have delayed plans for these projects.  In the long-term, we believe this business will rebound as the economy improves and housing prices stabilize.  In addition, our sales of composite decking have decreased as we are preparing to launch a new product in 2012. Selling prices have been impacted by lower prices for SYP and competitive factors.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the retail building materials market decreased 12% in the first nine months of 2011 compared to the same period of 2010, primarily due to an estimated 5% decrease in our overall unit sales and an estimated 7% decrease in our overall selling prices.  Unit sales declined due to the same factors mentioned in the paragraph above.

Residential Construction:

Gross sales to the residential construction market decreased 17% in the third quarter of 2011 compared to the same period of 2010 due to a 16% decrease in unit sales as a result of operations we have recently closed and an estimated 1% decrease in selling prices.  Unit sales of plants that were operating in both comparative periods were flat.  By comparison, national housing starts increased approximately 5% in the period from June through August of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010.  We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.

Gross sales to the residential construction market decreased 15% in the first nine months of 2011 compared to the same period of 2010 due to a combination of a 15% decrease in unit sales as a result of operations we have recently closed and an estimated 4% decrease in selling prices, offset by an estimated 4% increase in unit sales out of plants that were operating in both periods.  By comparison, national housing starts decreased approximately 4% in the period from December through August of 2011 (our sales trail housing starts by about a month), compared to the same period of 2010.  We have taken several recent plant closure actions in order to achieve profitability and cash flow objectives, which may temporarily result in a loss of market share.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 12% in the third quarter of 2011 compared to the same period of 2010.  Volume has increased as a result of adding a few large commercial accounts this quarter and continuing to gain share of the concrete forming market.

Gross sales to the commercial construction and concrete forming market increased 12% in the first nine months of 2011 compared to the same period of 2010, primarily due to continuing to gain share of the concrete forming market.

UNIVERSAL FOREST PRODUCTS, INC.

Industrial:

Gross sales to the industrial market increased 6% in the third quarter of 2011 compared to the same period of 2010, primarily due to an estimated 6% increase in unit sales.  Our rate of growth slowed this quarter primarily due to a decline in demand of existing customers, which we believe is a reflection of a slowdown in manufacturing output in the U.S. In addition, we had a decline in sales of our Mexican partnership as changes in exchange rates have made their pricing in the U.S. less competitive resulting in a loss of volume.  We added almost 150 new customers again this quarter which allowed us to continue to add market share and grow unit sales this quarter.

Gross sales to the industrial market increased 6% in the first nine months of 2011 compared to the same period of 2010, primarily due to an estimated 9% increase in unit sales, offset by an estimated 3% decrease in overall selling prices.  Unit sales increased due to the same factors mentioned in the paragraph above.

Manufactured Housing and Recreation Vehicles:

Gross sales to the manufactured housing market increased 2% in the third quarter of 2011 compared to 2010, primarily due to a combination of a 3% increase in unit sales and an estimated 1% decrease in overall selling prices.  By comparison, shipments of HUD code manufactured homes were down 3% in July and August of 2011, compared to the same period of 2010.

Gross sales to the manufactured housing market decreased 9% in the first nine months of 2011 compared to 2010, primarily due to a combination of a 7% decrease in unit sales out of existing operations and an estimated 5% decrease in overall selling prices, offset by a 3% increase in unit sales of new operations we acquired in 2010.  By comparison, shipments of HUD code manufactured homes were down 10% in January through August of 2011, compared to the same period of 2010.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Value-Added	59.0%	59.0%	59.0%	58.7%
Commodity-Based	41.0%	41.0%	41.0%	41.3%

UNIVERSAL FOREST PRODUCTS, INC.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 11.6% from 11.3% comparing the third quarter of 2011 with the same period of 2010.  Additionally, our gross profit dollars and overall unit sales were flat comparing the two periods.  Our gross profit percentage was impacted by several factors.

•
Material costs as a percentage of sales decreased 1.2% points as our inventory costs for most of the quarter were more in line with the current Lumber Market in 2011 than they were in 2010.  As previously mentioned, the selling prices of the majority of our products are indexed to the current Lumber Market.

•	Labor and overhead costs as a percentage of sales increased 0.2% points due in part to our decline in sales volume to the retail building materials and residential construction markets.

•	Freight costs as a percentage of sales increased 0.7% points due in part to higher fuel costs and transportation rates from carriers.

Our gross profit percentage decreased to 10.9% from 12.2% comparing the first nine months of 2011 with the same period of 2010.  In addition, our gross profit dollars decreased by 17% comparing the first nine months of 2011 with the same period of 2010, which compares unfavorably to our 2% decrease in unit sales.  The decline in our gross margin and profitability for the first nine months of 2011 was due to several factors.

•
Most notably, gross margins on sales to the retail building materials market declined primarily due to an increase in material costs as a percentage of sales to this market.  This was primarily due to the Lumber Market, which decreased 11 consecutive weeks from the end of March 2011 through the end of May 2011.  As a result, this adversely impacted our gross margins on products whose prices were indexed to the current Lumber Market at the time they are sold.  Conversely, we were selling into a rising Lumber Market from January through most of May of 2010, which increased our gross margins on these products.

•
A decline in sales to our retail building materials, residential construction, and manufactured housing markets adversely impacted our margins due to fixed manufacturing costs.  In addition, as these markets have contracted, competitive pricing pressure has become greater and adversely impacted 2011 margins.

•	Freight costs as a percentage of sales increased primarily due to higher year over year fuel prices.

•	We recorded a $2 million loss during the second quarter of 2011 on a construction project, which represents the entire loss we believe we will incur on the project.

•	Finally, inclement weather in the first quarter resulted in many lost production days and adversely impacted our efficiencies and profitability.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased by approximately $3.3 million, or 6.9%, in the third quarter of 2011 compared to the same period of 2010, while we reported flat unit sales.  The decline in SG&A was primarily due to a decrease in compensation and related expenses, executive retirement plan expenses, advertising, merchandising and promotional costs, and depreciation and amortization expense as a result of our continuing cost-cutting initiatives.  These decreases were offset by increases in accrued bonus and bad debt expense.

Selling, general and administrative ("SG&A") expenses decreased by approximately $14.0 million, or 9.3%, in the first nine of 2011 compared to the same period of 2010, while we reported a 2% decrease in unit sales.  The decline in SG&A was primarily due to a decrease in accrued bonus expense and compensation and related expenses.

NET LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

We incurred approximately $1.3 million of charges in the first nine months of 2011 and $1.5 million in the first nine months of 2010 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts combined with early retirement expenses. These costs were offset by gains on disposition of property, plant and equipment totaling approximately $0.2 million in the first nine months of 2011.

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

We currently have 14 operations which are experiencing operating losses and negative cash flow for the first nine months of 2011.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $13.1 million at the end of September of 2011.  In addition, these operations had future fixed operating lease payments totaling $0.3 million at the end of September of 2011.

UNIVERSAL FOREST PRODUCTS, INC.

INTEREST, NET

Net interest costs were comparable in the third quarter and first nine months of 2011 compared to the same period of 2010 as there have been no significant changes in our debt structure or borrowing rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.5% in the third quarter of 2011 and 38.7% for same period of 2010. Our effective tax rate was 33.3% in the first nine months of 2011 and 35.9% for the same period of 2010. These differences were primarily due to the profits of our non-U.S. subsidiaries, which have a lower tax rate, and our non-wholly owned partnerships that we consolidate, which comprised a greater percentage of our year to date profits.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 24, 2011	September 25, 2010
Cash from operating activities	$2,125	$11,409
Cash from investing activities	(19,997)	(27,097)
Cash from financing activities	(6,842)	(9,786)
Net change in cash and cash equivalents	(24,714)	(25,474)
Cash and cash equivalents, beginning of period	43,363	67,410
Cash and cash equivalents, end of period	$18,649	$41,936

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

UNIVERSAL FOREST PRODUCTS, INC.

Seasonality has a significant impact on our working capital from March to August which historically resulted in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the September 25, 2010 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 51 days in the first nine months of 2011 from 43 days in the first nine months of 2010, due to a 1 day increase in our receivables cycle combined with a 7 day increase in our days supply of inventory, due to much higher inventory levels this year.  In preparation for the 2011 selling season, we changed our purchasing strategy to buy inventory earlier at opportune times in an attempt to protect margins and avoid buying as much inventory during the peak of the season when lumber prices tend to rise.

Cash provided by operating activities was $2.1 million in the first nine months of 2011, which was comprised of net earnings of $6.2 million and $28.1 million of non-cash expenses, offset by a $32.2 million increase in working capital since the end of 2010.  Working capital increased primarily due to the usual seasonality of our business combined with higher inventory levels than we expected at the end of September primarily due to weaker sales to the retail building materials market than we planned.  Based on the seasonality of our operations, we currently anticipate achieving strong cash flows from operations for the balance of the year as we move beyond our seasonal peak for working capital requirements and manage our inventories down to a level necessary to support current demand.

Capital expenditures were $21.8 million in the first nine months of 2011.  We currently plan to spend up to $35 million in 2011, which includes outstanding purchase commitments on existing capital projects totaling approximately $11.9 million on September 24, 2011.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

On September 24, 2011, we had no outstanding balance on our $300 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $31.3 million on September 24, 2011.  Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were within all of our lending requirements on September 24, 2011.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 24, 2011 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended September 24, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 26, 2011 – July 30, 2011(1)				2,988,229
July 31 – August 27, 2011				2,988,229
August 28 – September 24, 2011				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date:	October 24, 2011	By:	/s/ Matthew J. Missad
Matthew J. Missad
Chief Executive Officer and Principal Executive Officer

Date:	October 24, 2011	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99	Additional Exhibits.

(a)	Summary of historical quarterly sales based on our new market classifications.

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
______________________________________

*  Indicates a compensatory arrangement.