Form 10-K
period 2011-12-31
UNIVERSAL FOREST PRODUCTS INC
filed 2012-03-14
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                            No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                             No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.
Yes ☒                           No ☐

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act.)
Yes ☐                                  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 26, 2010 was $472,281,629 computed at the closing price of $26.36 on that date.

As of March 3, 2012, 19,708,273 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2011 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2011

PART I

Item 1.  Business.

General Development of the Business.

Universal Forest Products, Inc. (the “Company”) was organized as a Michigan corporation in 1955 and is a holding company that provides capital, management and administrative resources to subsidiaries that design, manufacture and market wood and wood-alternative products for retail building home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for the residential construction market, and specialty wood packaging and components and packing materials for various industries. The Company’s subsidiaries also provide framing services for the residential market and forming products for concrete construction.  The Company's consumer products operations offers a large portfolio of outdoor living products, including wood composite decking, decorative balusters, post caps and plastic lattice. Its lawn and garden group offers an array of products, such as trellises and arches, to retailers nationwide.  The Company is headquartered in Grand Rapids, Michigan, and its subsidiaries operate facilities throughout North America. For more about Universal Forest Products, Inc. go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 31, 2011 ("2011 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2011 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  In the fourth quarter of 2011, we undertook a realignment to separately manage our Site-Built business, which was formerly included in the Atlantic division operating segment. This realignment improves management oversight to more effectively evaluate growth opportunities and other operational decisions.  The remaining component of the former Atlantic division represented core operations and was realigned under Eastern division operating segment management.

Our operating segments consist of the Eastern, Western, Site-Built, Consumer Products and Distribution divisions.  In accordance with ASC 280, due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Site-Built division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in “All Other”.  The Corporate column includes unallocated administrative costs. Separate financial information about industry segments is incorporated by reference from Note O of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for the residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Each of our markets is discussed in the paragraphs which follow.

Retail Building Materials Market.  The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards.  Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 23% of our total sales in fiscal 2011, 28% in 2010 and 32% in 2009.

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

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks.  In addition to our conventional lumber products, we offer composite wood and plastic products.  We also sell engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see "Residential & Commercial Construction Markets" below).

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

Residential & Commercial Construction Markets.  We entered these markets through strategic business acquisitions.  The residential housing customers comprising the residential construction market are primarily large-volume, multi-tract builders and smaller volume custom builders.  We also supply builders engaged in multi-family and commercial construction.  Generally, terms of sale and pricing are determined based on quotes for each order.  In addition, We supply wood forms and related products to set or form concrete for various structures including garages, stadiums and bridges.

We currently supply customers in these markets from manufacturing facilities located in many different states.  These facilities manufacture various engineered wood components used to frame residential or commercial projects, including roof and floor trusses, wall panels, Open Joist 2000®, I-joists and lumber packages.  Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

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

On December 31, 2011 and December 25, 2010, we estimate that backlog orders associated with the site-built construction business approximated $67.2 million and $51.2 million, respectively.  With respect to the former, we expect that these orders will be primarily filled within the current fiscal year, however, it is possible that some orders could be canceled.

Environmental.  Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees.  On December 31, 2011, we had approximately 4,800 employees.

Financial Information About Geographic Areas.

The dominant portion of our operations and sales occur in the United States.  Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note O of the Consolidated Financial Statements presented under Item 8 herein.

Available Information.

Our Internet address is www.ufpi.com.  Through our Internet website under "Financial Information" in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act.  Also available through our Internet website under "Corporate Governance" in the Investor Relations section is our Code of Ethics for Senior Financial Officers.

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

A significant portion of our sales are concentrated with one customer.  Our sales to The Home Depot comprised 23% of our total sales in 2011, 28% in 2010, and 32% in 2009.

Current economic and credit market conditions have increased the risk that we may not collect a greater percentage of our receivables. Economic and credit conditions may significantly impact our bad debt expense.  We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this heightened risk.

We may be impacted by excess capacity among suppliers.  There is significant excess capacity among suppliers in each of the markets we serve.  Our selling prices and gross margins have been impacted by this excess capacity.

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

We may be adversely affected by the impact of environmental and safety regulations.  We are subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations.  There can be no assurance that we are at all times in complete compliance with all of these requirements.  We have made and will continue to make capital and other expenditures to comply with environmental regulations.  If additional laws and regulations are enacted, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits.  If existing laws are interpreted differently, it could also increase our financial costs.  Current legislation requiring the use of alternate fuel and energy sources is expected to increase our energy costs.  If additional laws and regulations regarding carbon emission, mandating the use of more expensive energy choices, cap and trade, or taxes and fees on resource use are enacted, it will significantly increase our costs of operation, raise costs to our customers, and create a further barrier to demand for United States manufactured products.

The current version of federal health care legislation will dramatically increase our costs.  The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company.

Seasonality and weather conditions could adversely affect us.  Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter.  Our treated lumber and outdoor specialty products, such as fencing, decking, and lattice, experience the greatest seasonal effects.  Sales of treated lumber, primarily consisting of southern yellow pine, also experience the greatest Lumber Market risk (see "Historical Lumber Prices" in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is presented under Item 7 of this Form 10-K and is incorporated herein by reference).  Treated lumber sales are generally at their highest levels between April and August.  This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring.  (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.)  Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season.  To mitigate this risk, consignment inventory programs are negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sell price to the customer.  These programs include those materials which are most susceptible to adverse changes in the Lumber Market.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan.  We currently have approximately 75 facilities located throughout the United States, Canada, and Mexico.  Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.  Of these facilities, approximately 20 facilities were closed to better align manufacturing capacity with the current business environment and are currently listed for sale.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 26 regional facilities which are leased.  We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2012.  Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	51	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	52	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	45	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Robert W. Lees	58	President, UFP Eastern Division, Inc.
Allen T. Peters	44	President, UFP Western Division, Inc.
Robert D. Coleman	57	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
Joseph F. Granger	56	Executive Vice President of Universal Consumer Products, Inc. and UFP Distribution, Inc.
C. Scott Greene	55	Executive Vice President of New Business Development
Donald L. James	52	Executive Vice President of National Sales
Michael F. Mordell	54	Executive Vice President of UFP Purchasing, Inc.

Matthew J. Missad joined us in 1985.  In February 1996, Mr. Missad was promoted to Executive Vice President of the Company.  On July 1, 2011, Mr. Missad became Chief Executive Officer of the Company.

Patrick M. Webster joined us in 1985.  Mr. Webster became Vice President of the Far West Region in 1999, on July 1, 2007, became President of UFP Western Division, Inc., and on January 1, 2009 became President and Chief Operating Officer of the Company.

Michael R. Cole, CPA, CMA, joined us in 1993.  On July 19, 2000, Mr. Cole became Chief Financial Officer of the Company.

Robert W. Lees joined us in 1977.  In 1986 he became Regional Vice President of our Northeast Region. On January 1, 2010, Mr. Lees became President of UFP Atlantic Division, LLC.  On October 1, 2011, Mr. Lees became President of UFP Eastern Division, Inc.

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

C. Scott Greene joined us in 1991.  During early 2000, Mr. Greene became President of UFP Eastern Division, Inc.  On January 1, 2010, Mr. Greene became President of UFP Northern Division, Inc., which was subsequently realigned and is now UFP Eastern Division, Inc.  On October 1, 2011, Mr. Greene became Executive Vice President of New Business Development.

Donald L. James joined us in 1998. On October 1, 2011, Mr. James became Executive Vice President of National Sales. Before this, he was Regional Vice President of operations in UFP Eastern Division, Inc.

Michael F. Mordell joined us in 1993.  In 1999 he became Executive Vice President of Purchasing of Universal Forest Products Western Division, Inc.  In November 2007, he became General Manager of Operations for our facility in Lafayette, CO, and on January 1, 2010, Mr. Mordell became Executive Vice President of UFP Purchasing, Inc.

PART II

The following information items in this Part II, which are contained in the 2011 Annual Report, are specifically incorporated by reference into this Form 10-K Report.  These portions of the 2011 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)
The information relating to market, holders and dividends is incorporated by reference from the 2011 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no recent sales of unregistered securities.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)

September 25 – October 29, 2011(1)				2,988,229
October 30 – November 26, 2011				2,988,229
November 27 – December 31, 2011				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the 2011 Annual Report under the caption "Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2011 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 31, 2011, the estimated fair value of our long-term debt, including the current portion, was $54.0 million, which was $1.5 million greater than the carrying value.  The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities.  The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values.

Expected cash flows over the next five years related to debt instruments are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)	$40,270						$40,270
Average interest rate	6.2%
Variable Rate ($US)						$12,200	$12,200
Average interest rate(1)						0.38%

(1)	Average of rates at December 31, 2011.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2011 Annual Report under the following captions:

"Management’s Annual Report on Internal Control Over Financial Reporting"
"Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting"
"Report of Independent Registered Public Accounting Firm On Financial Statements"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 31, 2011 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting.   Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2011 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.  Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2011 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls.  During the fourth quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 31, 2011 for the 2012 Annual Meeting of Shareholders, as filed with the Commission ("2012 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11.  Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2012 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2012 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2012 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2011, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	191,334	$26.06	2,790,618
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding options, warrants, or similar rights, as of December 31, 2011, is as follows: 150,871 shares for our 2002 Employee Stock Purchase Plan, 58,501 shares for our Directors' Retainer Stock Plan, and 1,091 shares for our Employee Stock Gift Program.  In addition, of the remaining 2,580,155 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2012 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14.  Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2012 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2011 Annual Report:

Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm On Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders' Equity
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

Dated: March 14, 2012	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of March, 2012, by the following persons on behalf of us and in the capacities indicated.

By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

By:	/s/ Michael R. Cole
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

/s/ William G. Currie	/s/ Dan M. Dutton
William G. Currie, Director	Dan M. Dutton, Director

/s/ John M. Engler	/s/ John W. Garside
John M. Engler, Director	John W. Garside, Director

/s/ Matthew J. Missad	/s/ Gary F. Goode
Matthew J. Missad, Director	Gary F. Goode, Director

/s/ Bruce A. Merino	/s/ Mark A. Murray
Bruce A. Merino, Director	Mark A. Murray, Director

/s/ William R. Payne	/s/ Louis A. Smith
William R. Payne, Director	Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant's Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

*(a)(5)
Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

*(a)(6)
Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan was filed as Exhibit 10(a)(6) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

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

	*(a)(9)	Consulting and Non-Compete Agreement with Michael B. Glenn, dated June 20, 2011.

(b)
Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(2)	Form of Officers' Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(f)	Performance Bonus Plan Summary Plan Description was filed as Exhibit 10(f) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

	*(g)	Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011.

	*(h)	Executive Stock Grant Program.

(i)(5)
Series 2004-A, Credit Agreement dated February 12, 2007 was filed as Exhibit 10(i) to a Form 8-K Current Report dated February 15, 2007 and the same is incorporated herein by reference.  Schedules and Exhibits to such Agreement were filed as Exhibit 10(i)(5) to a Form 10-Q dated September 26, 2009 and the same is incorporated herein by reference.

	(i)(6)	Credit Agreement dated November 14, 2011 was filed as Exhibit 10(i) to a Form 8-K Current Report dated November 16, 2011 and the same is incorporated herein by reference.

(j)(2)
Series 2002-A, Senior Note Agreement dated December 18, 2002. Schedules and Exhibits to such Agreement were filed as Exhibit 10(j)(2) to a Form 10-Q dated September 26, 2009 and the same is incorporated herein by reference.

13	Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2011.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32		Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Indicates a compensatory arrangement