Form 10-Q
period 2012-03-31
UNIVERSAL FOREST PRODUCTS INC
filed 2012-04-30
CIK 912767

UNIVERSAL FOREST PRODUCTS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2012
Common stock, no par value	19,715,647

UNIVERSAL FOREST PRODUCTS, INC.

.
UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	March 31,	December 31,	March 26,
	2012	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$11,305	$-
Accounts receivable, net	192,427	127,316	176,970
Inventories:
Raw materials	121,595	111,526	146,435
Finished goods	96,958	83,171	97,204
	218,553	194,697	243,639
Assets held for sale	-	-	7,528
Refundable income taxes	2,091	3,482	3,379
Other current assets	21,661	21,394	24,526
TOTAL CURRENT ASSETS	434,732	358,194	456,042

OTHER ASSETS	15,712	15,380	11,698
GOODWILL	154,702	154,702	154,702
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, net	10,200	10,924	14,492
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	540,223	537,208	516,588
Accumulated depreciation and amortization	(318,519)	(314,741)	(299,786)
PROPERTY, PLANT AND EQUIPMENT, NET	221,704	222,467	216,802
TOTAL ASSETS	$839,390	$764,007	$856,076

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Cash overdraft	$4,282	$-	$41
Accounts payable	75,347	49,433	66,571
Accrued liabilities:
Compensation and benefits	32,666	30,920	34,821
Other	15,075	12,172	14,606
Current portion of long-term debt and capital lease obligations	42,774	40,270	74,647
TOTAL CURRENT LIABILITIES	170,144	132,795	190,686

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	43,668	12,200	52,474
DEFERRED INCOME TAXES	19,008	19,049	20,506
OTHER LIABILITIES	16,104	17,364	12,512
TOTAL LIABILITIES	248,924	181,408	276,178

EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000;issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000;issued and outstanding 19,715,647, 19,623,803 and 19,524,953	$19,716	$19,624	$19,525
Additional paid-in capital	146,523	143,988	140,083
Retained earnings	415,003	410,848	410,438
Accumulated other comprehensive earnings	4,234	3,600	4,704
Employee stock notes receivable	(1,080)	(1,255)	(1,493)
	584,396	576,805	573,257
Noncontrolling interest	6,070	5,794	6,641
TOTAL EQUITY	590,466	582,599	579,898
TOTAL LIABILITIES AND EQUITY	$839,390	$764,007	$856,076

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 26,
	2012	2011

NET SALES	$457,111	$387,233

COST OF GOODS SOLD	403,445	345,819

GROSS PROFIT	53,666	41,414

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,778	46,488
NET LOSS ON DISPOSITION OF ASSETS,EARLY RETIREMENT, AND OTHER IMPAIRMENT AND EXIT CHARGES	95	7

EARNINGS (LOSS) FROM OPERATIONS	7,793	(5,081)

INTEREST EXPENSE	1,011	883
INTEREST INCOME	(241)	(248)
EQUITY IN EARNINGS OF INVESTEE	(62)	(17)
	708	618

EARNINGS (LOSS) BEFORE INCOME TAXES	7,085	(5,699)

INCOME TAXES (BENEFIT)	2,699	(2,287)

NET EARNINGS (LOSS)	4,386	(3,412)

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(231)	(258)

NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$4,155	$(3,670)

EARNINGS (LOSS) PER SHARE - BASIC	$0.21	$(0.19)

EARNINGS (LOSS) PER SHARE - DILUTED	$0.21	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,569	19,306

WEIGHTED AVERAGE SHARES OUTSTANDING WITH COMMON STOCK EQUIVALENTS	19,700	19,306

COMPREHENSIVE INCOME (LOSS)	$5,444	$(2,702)

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(655)	(429)

COMPREHENSIVE INCOME (LOSS)ATTRIBUTABLE TO CONTROLLING INTEREST	$4,789	$(3,131)

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total

Balance at December 25, 2010	$19,333	$138,573	$414,108	$4,165	$(1,670)	$6,667	$581,176
Net loss			(3,670)			258	(3,412)
Foreign currency translation adjustment				539		171	710
Purchase of additional noncontrolling interest						(100)	(100)
Capital contribution from noncontrolling interest						40	40
Distributions to noncontrolling interest						(395)	(395)
Issuance of 24,738 shares under employee stock plans	25	431					456
Issuance of 164,201 shares under stock grant programs	164	(24)					140
Issuance of 3,213 shares under deferred compensation plans	3	(3)					-
Tax benefits from non-qualified stock options exercised		152					152
Expense associated with share-based compensation arrangements		735					735
Accrued expense under deferred compensation plans		231					231
Notes receivable adjustment		(12)			12		-
Payments received on employee stock notes receivable					165		165
Balance at March 26, 2011	$19,525	$140,083	$410,438	$4,704	$(1,493)	$6,641	$579,898

Balance at December 31, 2011	$19,624	$143,988	$410,848	$3,600	$(1,255)	$5,794	$582,599
Net earnings			4,155			231	4,386
Foreign currency translation adjustment				634		424	1,058
Distributions to noncontrolling interest						(379)	(379)
Issuance of 42,287 shares under employee stock plans	42	994					1,036
Issuance of 24,335 shares under stock grant programs	25	28					53
Issuance of 25,222 shares under deferred compensation plans	25	(25)					-
Tax benefits from non-qualified stock options exercised		103					103
Expense associated with share-based compensation arrangements		451					451
Accrued expense under deferred compensation plans		984					984
Payments received on employee stock notes receivable					175		175
Balance at March 31, 2012	$19,716	$146,523	$415,003	$4,234	$(1,080)	$6,070	$590,466

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 26,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) attributable to controlling interest	$4,155	$(3,670)
Adjustments to reconcile net earnings (loss) attributable to controlling interest to net cash from operating activities:
Depreciation	7,178	6,902
Amortization of intangibles	745	1,441
Expense associated with share-based compensation arrangements	504	875
Excess tax benefits from share-based compensation arrangements	(12)	(121)
Deferred income tax credit	(50)	(69)
Net earnings attributable to noncontrolling interest	231	258
Equity in earnings of investee	(62)	(17)
Net loss on sale or impairment of property, plant and equipment	(25)	(142)
Changes in:
Accounts receivable	(64,829)	(55,869)
Inventories	(23,392)	(53,007)
Accounts payable	25,585	7,035
Accrued liabilities and other	5,327	(13,095)
NET CASH FROM OPERATING ACTIVITIES	(44,645)	(109,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,860)	(6,309)
Proceeds from sale of property, plant and equipment	2,035	177
Purchase of patents	(21)	-
Collections of notes receivable	647	243
Other, net	(302)	25
NET CASH FROM INVESTING ACTIVITIES	(5,501)	(5,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	33,968	71,817
Debt issuance costs	(81)	-
Proceeds from issuance of common stock	1,036	456
Purchase of additional noncontrolling interest	-	(100)
Distributions to noncontrolling interest	(379)	(395)
Capital contribution from noncontrolling interest	-	40
Excess tax benefits from share-based compensation arrangements	12	121
Other, net	3	-
NET CASH FROM FINANCING ACTIVITIES	34,559	71,939

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,587)	(43,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,305	43,363

CASH OVERDRAFT, END OF PERIOD	$(4,282)	$(41)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$261	$250
Income taxes	3,400	1,690

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$851	$109

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2011.

Certain prior year information has been reclassified to conform to the current year presentation.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate consecutive statements.  We have adopted the provisions of ASU 2011-05 by presenting comprehensive income in a continuous statement of earnings and comprehensive income.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

UNIVERSAL FOREST PRODUCTS, INC.

	March 31, 2012	March 26, 2011
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Recurring:
Money market funds	$99	$84
Mutual funds:
Domestic stock funds	592	528
International stock funds	494	518
Target funds	139	144
Bond funds	110	104
Total mutual funds	1,335	1,294
	$1,434	$1,378

Mutual funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We do not maintain any Level 2 or Level 3 assets or liabilities that would be based on significant observable or unobservable inputs.

C.	REVENUE RECOGNITION

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations.  Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs.  Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units.  Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known.  Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 31, 2012	December 31, 2011	March 26, 2011

Cost and Earnings in Excess of Billings	$2,752	$3,670	$4,927
Billings in Excess of Cost and Earnings	1,235	2,668	1,820

UNIVERSAL FOREST PRODUCTS, INC.

D.	EARNINGS PER SHARE

A reconciliation of the changes in the numerator and the denominator from the calculation of basic EPS to the calculation of diluted EPS follows (in thousands, except per share data):

	Three Months Ended March 31, 2012			Three Months Ended March 26, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings Attributable to Controlling Interest	$4,155			$(3,670)

EPS – Basic Income available to common stockholders	4,155	19,569	$0.21	(3,670)	19,306	$(0.19)

Effect of dilutive securities		131			-

EPS - Diluted Income available to common stockholders and assumed options exercised	$4,155	19,700	$0.21	$(3,670)	19,306	$(0.19)

Options to purchase 10,000 shares were not included in the computation of diluted EPS for the quarter ended March 31, 2012 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

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

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended March 31, 2012				Three Months Ended March 26, 2011
	Eastern and Western	Site- Built	All Other	Total	Eastern and Western	Site- Built	All Other	Total
Severances and early retirement	$84	$2	$34	$120	$115	$9	$24	$148
Property, plant and equipment	(36)	(28)	41	(23)	(107)	(4)	(30)	(141)
Loss (gain) on impairment or sale of real estate	(2)			(2)
Total	$46	$(26)	$75	$95	$8	$5	$(6)	$7

The changes in assets held for sale are as follows (in thousands):

Description	Net Book Value
Assets held for sale as of December 25, 2010	$2,446
Additions	5,082
Assets held for sale as of March 26, 2011	$7,528

F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

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

On a consolidated basis, we have reserved approximately $3.4 million on March 31, 2012 and March 26, 2011, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

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

We have not accrued for any potential loss related to the CCA contingencies above.  However, potential liabilities of this nature are not conducive to precise estimates and are subject to change.

In addition, on March 31, 2012, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 31, 2012, we had outstanding purchase commitments on capital projects of approximately $19.2 million.

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

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 31, 2012, we had approximately $10.0 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $22.6 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On March 31, 2012, we had outstanding letters of credit totaling $31.3 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on March 31, 2012.

We did not enter into any new guarantee arrangements during the first quarter of 2012 which would require us to recognize a liability on our balance sheet.

G.	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

UNIVERSAL FOREST PRODUCTS, INC.

Our operating segments consist of the Eastern, Western, Site-Built, Consumer Products and Distribution divisions.  In accordance with ASC 280, due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Site-Built division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs.

	Three Months Ended March 31, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$366,837	$47,543	$42,731	$-	$457,111
Intersegment net sales	18,141	3,823	4,353	-	26,317
Segment operating profit (loss)	12,513	(593)	(1,475)	(2,652)	7,793

	Three Months Ended March 26, 2011
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$319,949	$36,880	$30,404	$-	$387,233
Intersegment net sales	20,610	5,841	8,537	-	34,988
Segment operating profit (loss)	(727)	(2,849)	(1,492)	(13)	(5,081)

H.	SUBSEQUENT EVENT

On April 18, 2012, our Board approved a semi-annual dividend of $0.20 per share, payable on June 15, 2012 to shareholders of record on June 1, 2012.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. (“the Company”) is a holding company that provides capital, management and administrative resources to subsidiaries that design, manufacture and market wood and wood-alternative products for retail building materials home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for the residential construction market, and specialty wood packaging and components and packing materials for various industries. The Company’s subsidiaries also provide framing services for the residential market and forming products for concrete construction. The Company's consumer products operations offer a large portfolio of outdoor living products, including wood composite decking, decorative balusters, post caps and plastic lattice. Its lawn and garden group offers an array of products, such as trellises and arches, to retailers nationwide. The Company is headquartered in Grand Rapids, Michigan, and its subsidiaries operate facilities throughout North America. For more about Universal Forest Products, Inc., go to www.ufpi.com.

Please be aware that: Any statements included in this report that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by, and information currently available to, the Company at the time such statements were made. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: adverse lumber market trends, competitive activity, negative economic trends, government regulations and weather. Certain of these risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission.  We are pleased to present this overview of 2012.

OVERVIEW

Our results for the first quarter of 2012 were impacted by the following:

•
Our sales increased 18% primarily due to increases in unit sales to all of our markets, primarily due to favorable weather in the first quarter which had a significant impact on our sales in 2012 compared to 2011 when we lost many production days due to inclement weather. In addition, improved customer demand increased sales in all of our markets. During 2012, we believe we gained additional share of the industrial market, achieved in part by adding many new customers.  We lost some market share with a major retail customer, primarily in product lines with lower gross margins, which was offset to some extent by gaining share with other customers in a variety of other product lines.  Due to our focus on profitability and cash flow and the significant excess capacity of suppliers servicing the residential construction market, we have lost share in that market.  We believe we have also maintained our share of the manufactured housing market in the product lines we offer.

UNIVERSAL FOREST PRODUCTS, INC.

•
The retail building materials market which has been adversely impacted by a decline in consumer demand has started to see a trend up as the economy is beginning to improve and consumer confidence rises combined with favorable weather.

•	National housing starts increased approximately 26% in the period of December through February of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.

•	Shipments of HUD code manufactured homes were up 43% in January and February 2012, compared to the same period of 2011.

•	Our gross profit percentage increased to 11.7% from 10.7% comparing 2012 to 2011. In addition, our gross profit dollars increased by 30%, which compares favorably to our 17% increase in unit sales.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2012	2011

January	$281	$301
February	286	296
March	300	294

First quarter average	$289	$297
First quarter percentage change	(2.7%)

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

UNIVERSAL FOREST PRODUCTS, INC.

	Random Lengths SYP
	Average $/MBF
	2012	2011

January	$269	$282
February	278	289
March	300	290

First quarter average	$282	$287

First quarter percentage change	(1.7%)

The Lumber Market had a minor impact on our overall selling prices and gross margins this quarter.

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

Our gross margins are impacted by (1) the relative level of the Lumber Market (i.e. whether prices are higher or lower from comparative periods), and (2) the trend in the market price of lumber (i.e. whether the price of lumber is increasing or decreasing within a period or from period to period). Moreover, as explained below, our products are priced differently.  Some of our products have fixed selling prices, while the selling prices of other products are indexed to the reported Lumber Market with a fixed dollar adder to cover conversion costs and profits.  Consequently, the level and trend of the Lumber Market impact our products differently.

Below is a general description of the primary ways in which our products are priced.

●
Products with fixed selling prices.  These products include value-added products such as decking and fencing sold to retail building materials customers, as well as trusses, wall panels and other components sold to the residential construction market, and most industrial packaging products.  Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity.  In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers for these sales commitments.  Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

UNIVERSAL FOREST PRODUCTS, INC.

●
Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits.  These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry.  For these products, we estimate the customers' needs and we carry anticipated levels of inventory.  Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins.  For these products, our margins are exposed to changes in the trend of lumber prices.  As a result of the decline in the housing market and our sales to residential and commercial builders, a greater percentage of our sales fall into this general pricing category.  Consequently, we believe our profitability may be impacted to a much greater extent to changes in the trend of lumber prices.

Changes in the trend of lumber prices have their greatest impact on the following products:

●
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

●
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

UNIVERSAL FOREST PRODUCTS, INC.

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

	For the Three Months Ended
	March 31, 2012	March 26, 2011

Net sales	100.0%	100.0%
Cost of goods sold	88.3	89.3
Gross profit	11.7	10.7
Selling, general, and administrative expenses	10.0	12.0
Net loss on disposition of assets, early retirement, and other impairment and exit charges	0.0	0.0
Earnings (loss) from operations	1.7	(1.3)
Other expense (revenue)	0.2	0.2
Earnings (loss) before income taxes	1.5	(1.5)
Income taxes (benefit)	0.6	(0.6)
Net earnings	1.0	(0.9)
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)
Net earnings (loss) attributable to controlling interest	0.9%	(1.0%)

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

●
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

UNIVERSAL FOREST PRODUCTS, INC.

●	Expanding geographically in our core businesses, domestically and internationally.

●
Increasing sales of value-added products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and wood alternative products. Wood alternative products consist primarily of composite wood and plastics. Engineered wood components include roof trusses, wall panels, and floor systems.  Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

●	Developing new products and expanding our product offering for existing customers.

●	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	For the Three Months Ended
Market Classification	March 31, 2012	March 26, 2011	% Change
Retail Building Materials	$196,871	$175,265	12.3
Residential Construction	51,926	47,831	8.6
Commercial Construction and Concrete Forming	20,206	14,652	37.9
Industrial	132,307	109,427	20.9
Manufactured Housing	63,039	47,046	34.0
Total Gross Sales	464,349	394,221	17.8
Sales Allowances	(7,238)	(6,988)
Total Net Sales	$457,111	$387,233	18.0

Gross sales in the first quarter of 2012 increased 18% compared to the same period of 2011, primarily due to an increase in unit sales resulting from improved demand in each of our markets and more favorable weather in the first quarter compared to inclement weather in 2011.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market increased 12% in the first quarter of 2012 compared to the same period of 2011, primarily due to an increase in our overall unit sales.  Unit sales increased primarily due to favorable weather and improvements in the economy allowing homeowners to begin projects that had been delayed. Within this market, sales to our big box customers increased 4% and our sales to other retailers increased 25%. We expect to experience the full impact of the loss of certain sales of lower-margin products to a major retail customer during the second quarter of this year, which we expect will be offset, in part, by the sale of other retail building material products to that customer and other retailers.

UNIVERSAL FOREST PRODUCTS, INC.

Residential Construction:

Gross sales to the residential construction market increased 9% in the first quarter of 2012 compared to the same period of 2011 primarily due to an increase in unit sales (plant closures since April of 2011 had the effect of decreasing unit sales by 2%).  By comparison, national housing starts increased approximately 26% in the period of December through February of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  We continue to be selective in the business that we pursue in order to maximize profitability.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 38% in the first quarter of 2012 compared to the same period of 2011.  Within this market, sales to commercial builders increased 33% as a result of our ability to supply “turnkey” (components and framing) services to customers and sales of products used to make concrete forms increased 42% due to our focus on growing our share of this market.

Industrial:

Gross sales to the industrial market increased 21% in the first quarter of 2012 compared to the same period of 2011, primarily due an  increase in unit sales.  We added almost 200 new customers this quarter and our sales to existing customers increased as we gained share with our top customers and demand improved.

Manufactured Housing and Recreation Vehicles:

Gross sales to the manufactured housing market increased 34% in the first quarter of 2012 compared to 2011, primarily due to an increase in unit sales.  Unit sales to this market increased due to a rise in industry production of HUD-code homes related to orders from FEMA and strong demand for temporary housing in some areas of the country related to shale oil and gas development. In addition, we continued to add product lines and expand share in our distribution business. Shipments of HUD-code homes in January and February 2012 were up 43% compared to 2011. Due to our mix of products sold to this market, we believe we have maintained our market share.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended
	March 31, 2012	March 26, 2011

Value-Added	60.0%	59.3%
Commodity-Based	40.0%	40.7%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 11.7% from 10.7% comparing the first quarter of 2012 to the same period of 2011.  In addition, our gross profit dollars increased by 30%, which compares favorably to our 17% increase in unit sales. This improvement is primarily due to our increase in sales and operating leverage we have in our cost structure.  In addition, more favorable weather in the first quarter of 2012 compared to 2011 when we lost many production days due to inclement weather, impacted our production efficiency and improved our gross profit percentage.  The increase was offset to some extent by pricing pressure experienced during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased by approximately $0.7 million, or 1.5%, in the first quarter of 2012 compared to the same period of 2011, while we reported an 17% increase in unit sales.  The decline in SG&A was primarily due to decreases in compensation and related expenses, amortization expense, benefits, bad debt expense and several other expenses as a result of our continuing efforts to reduce our cost structure.  These decreases were offset by substantial increases in accrued bonus and other incentive compensation which is based on operating profits and return on investment.

NET LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

We incurred approximately $120,000 of charges in the first quarter of 2012 and $148,000 in the first quarter of 2011 relating to asset impairments and other costs associated with idled facilities and down-sizing efforts. These costs were offset by gains on disposition of property, plant and equipment totaling approximately $25,000 and $141,000 in the first quarter of 2012 and 2011, respectively.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

UNIVERSAL FOREST PRODUCTS, INC.

We currently have 12 operations which are experiencing operating losses and negative cash flow for the first three months of 2012.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $15.7 million at the end of March of 2012.  In addition, these operations had future fixed operating lease payments totaling $1.0 million at the end of March of 2012.

INTEREST, NET

Net interest costs were comparable in the first quarter  of 2012 compared to the same period of 2011. Our debt levels in 2012 were lower and our borrowing rates were slightly higher compared to 2011.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 38.1% in the first quarter of 2012 compared to a benefit of 40.0% for same period of 2011. Our tax rate was slightly lower this quarter primarily due to the profits of our non-wholly owned partnerships that we consolidate and our non-U. S. subsidiaries, which have a lower tax rate.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Cash from operating activities	$(44,645)	$(109,479)
Cash from investing activities	(5,501)	(5,864)
Cash from financing activities	34,559	71,939
Net change in cash and cash equivalents	(15,587)	(43,404)
Cash and cash equivalents, beginning of period	11,305	43,363
Cash overdraft, end of period	$(4,282)	$(41)

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

UNIVERSAL FOREST PRODUCTS, INC.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the March 26, 2011 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle decreased to 51 days in the first three months of 2012 from 64 days in the first three months of 2011, due to a 1 day increase in our payables cycle combined with a 12 day decrease in our days supply of inventory. In 2012, consumer demand and weather were unexpectedly good resulting in strong sales increases and higher inventory turnover due to much lower inventory levels than last year due to a higher than expected demand.  Conversely, in 2011 demand and weather were poor, resulting in weak sales and higher inventory levels.

Cash used in operating activities was $44.6 million in the first three months of 2012, which was comprised of net earnings of $4.2 million and $8.5 million of non-cash expenses, offset by a $57.3 million increase in working capital since the end of 2011.  Working capital increased primarily due to the usual seasonality of our business.

Capital expenditures were $7.9 million in the first three months of 2012.  We currently plan to spend up to $40 million in 2012, which includes outstanding purchase commitments on existing capital projects totaling approximately $19.2 million on March 31, 2012 primarily for expansion to drive an increase in sales.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

On March 31, 2012, we had $34.0 outstanding on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $31.3 million on March 31, 2012.  Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were within all of our lending requirements on March 31, 2012.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note F, "Commitments, Contingencies, and Guarantees."

UNIVERSAL FOREST PRODUCTS, INC.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States.  These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures.  There have been no material changes in our policies or estimates since December 31, 2011.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 31, 2012 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)           None.

(c)           Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

January 1 – February 4, 2012(1)				2,988,229
February 5 – March 3, 2012				2,988,229
March 4 – March 31, 2012				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock.  On October 14, 2011, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program.  The total number of shares that may be repurchased under the program is almost 3 million shares.

Item 5.  Other Information.

In the first quarter of 2012, the Audit Committee approved $10,000 for non-audit services to be provided by our independent auditors, Ernst & Young LLP, for 2012.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: April 30, 2012	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: April 30, 2012	By:	/s/ Michael R. Cole
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