Form 10-Q
period 2012-06-30
UNIVERSAL FOREST PRODUCTS INC
filed 2012-08-08
CIK 912767

UNIVERSAL FOREST PRODUCTS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2012
Common stock, no par value	19,735,289

UNIVERSAL FOREST PRODUCTS, INC.

		Page No.

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at June 30, 2012, December 31, 2011 and June 25, 2011.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and June 25, 2011.	4

	Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2012 and June 25, 2011.	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 25, 2011.	6

	Notes to Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.	30

Item 6.	Exhibits.	31

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	June 30,	December 31,	June 25,
	2012	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,317	$11,305	$-
Accounts receivable, net	212,038	127,316	200,181
Inventories:
Raw materials	116,895	111,526	126,196
Finished goods	90,661	83,171	78,394
	207,556	194,697	204,590
Assets held for sale	-	-	5,082
Refundable income taxes	-	3,482	3,587
Other current assets	24,105	21,394	22,258
TOTAL CURRENT ASSETS	449,016	358,194	435,698

OTHER ASSETS	16,176	15,380	11,453
GOODWILL	157,836	154,702	154,702
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, net	9,491	10,924	13,136
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	537,273	537,208	525,197
Accumulated depreciation and amortization	(319,495)	(314,741)	(308,200)
PROPERTY, PLANT AND EQUIPMENT, NET	217,778	222,467	216,997
TOTAL ASSETS	$852,637	$764,007	$834,326

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Cash overdraft	$-	$-	$8,671
Accounts payable	81,117	49,433	76,521
Accrued liabilities:
Compensation and benefits	35,592	30,920	39,741
Income taxes	5,401
Other	16,911	12,172	15,573
Current portion of long-term debt and capital lease obligations	40,000	40,270	23,772
TOTAL CURRENT LIABILITIES	179,021	132,795	164,278

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	32,854	12,200	52,200
DEFERRED INCOME TAXES	20,034	19,049	20,478
OTHER LIABILITIES	16,654	17,364	16,513
TOTAL LIABILITIES	248,563	181,408	253,469

EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,735,289, 19,623,803 and 19,525,590	$19,735	$19,624	$19,526
Additional paid-in capital	147,260	143,988	140,636
Retained earnings	428,573	410,848	410,814
Accumulated other comprehensive earnings	3,439	3,600	4,839
Employee stock notes receivable	(1,016)	(1,255)	(1,493)
	597,991	576,805	574,322
Noncontrolling interest	6,083	5,794	6,535
TOTAL EQUITY	604,074	582,599	580,857
TOTAL LIABILITIES AND EQUITY	$852,637	$764,007	$834,326

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011

NET SALES	$593,693	$544,139	$1,050,804	$931,372

COST OF GOODS SOLD	521,946	487,552	925,391	833,371

GROSS PROFIT	71,747	56,587	125,413	98,001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	49,106	45,328	94,884	91,816
NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT, AND OTHER IMPAIRMENT AND EXIT CHARGES	(6,878)	3,482	(6,783)	3,489

EARNINGS FROM OPERATIONS	29,519	7,777	37,312	2,696

INTEREST EXPENSE	1,240	929	2,251	1,812
INTEREST INCOME	(321)	(132)	(562)	(380)
EQUITY IN LOSS (EARNINGS) OF INVESTEE	52	(18)	(10)	(35)
	971	779	1,679	1,397

EARNINGS BEFORE INCOME TAXES	28,548	6,998	35,633	1,299

INCOME TAXES	10,538	2,502	13,237	215

NET EARNINGS	18,010	4,496	22,396	1,084

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(501)	(219)	(732)	(477)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$17,509	$4,277	$21,664	$607

EARNINGS PER SHARE - BASIC	$0.88	$0.22	$1.10	$0.03

EARNINGS PER SHARE - DILUTED	$0.88	$0.22	$1.10	$0.03

COMPREHENSIVE INCOME	$16,777	$4,706	$22,221	$2,004

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(63)	(294)	(718)	(723)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$16,714	$4,412	$21,503	$1,281

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total

Balance at December 25, 2010	$19,333	$138,573	$414,108	$4,165	$(1,670)	$6,667	$581,176
Net earnings			607			477	1,084
Foreign currency translation adjustment				674		246	920

Purchase of additional noncontrolling interest						(100)	(100)
Capital contribution from noncontrolling interest						80	80
Distributions to noncontrolling interest						(835)	(835)
Cash dividends - $0.200 per share			(3,905)				(3,905)
Issuance of 30,108 shares under employee stock plans	30	545					575
Issuance of 158,436 shares under stock grant programs	159	(13)	4				150
Issuance of 4,245 shares under deferred compensation plans	4	(4)					-
Tax benefits from non-qualified stock options exercised		154					154
Expense associated with share-based compensation arrangements		1,013					1,013
Accrued expense under deferred compensation plans		380					380
Notes receivable adjustment		(12)			12		-
Payments received on employee stock notes receivable					165		165
Balance at June 25, 2011	$19,526	$140,636	$410,814	$4,839	$(1,493)	$6,535	$580,857

Balance at December 31, 2011	$19,624	$143,988	$410,848	$3,600	$(1,255)	$5,794	$582,599
Net earnings			21,664			732	22,396
Foreign currency translation adjustment				(161)		(14)	(175)

Distributions to noncontrolling interest						(429)	(429)
Cash dividends - $0.200 per share			(3,946)				(3,946)
Issuance of 49,811 shares under employee stock plans	50	1,184					1,234
Issuance of 33,063 shares under stock grant programs	33	35	7				75
Issuance of 29,356 shares under deferred compensation plans	29	(29)					-
Tax benefits from non-qualified stock options exercised		129					129
Expense associated with share-based compensation arrangements		666					666
Accrued expense under deferred compensation plans		1,311					1,311
Notes receivable written-off	(1)	(24)			25		-
Payments received on employee stock notes receivable					214		214
Balance at June 30, 2012	$19,735	$147,260	$428,573	$3,439	$(1,016)	$6,083	$604,074

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)
	Six Months Ended
	June 30,	June 25,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings attributable to controlling interest	$21,664	$607
Adjustments to reconcile net earnings attributable to controlling interest to net cash from operating activities:
Depreciation	14,430	14,452
Amortization of intangibles	1,506	2,873
Expense associated with share-based compensation arrangements	741	1,163
Excess tax benefits from share-based compensation arrangements	(26)	(120)
Deferred income tax credit	(1,133)	(87)
Net earnings attributable to noncontrolling interest	732	477
Equity in earnings of investee	(10)	(35)
Net (gain) loss on sale or impairment of property, plant and equipment	(6,932)	21
Changes in:
Accounts receivable	(84,649)	(77,166)
Inventories	(12,166)	(13,865)
Accounts payable	31,447	16,927
Accrued liabilities and other	14,684	(3,158)
NET CASH FROM OPERATING ACTIVITIES	(19,712)	(57,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,760)	(12,159)
Proceeds from sale of property, plant and equipment	14,635	1,197
Acquisitions, net of cash received	(2,149)	-
Purchase of patents	(48)	(77)
Collections of notes receivable	755	294
Advances of notes receivable	(706)	-
Other, net	(187)	19
NET CASH FROM INVESTING ACTIVITIES	(3,460)	(10,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	23,154	20,931
Repayment of long-term debt	(2,774)	(272)
Debt issuance costs	(85)	-
Proceeds from issuance of common stock	1,234	575
Purchase of additional noncontrolling interest	-	(100)
Distributions to noncontrolling interest	(429)	(835)
Capital contribution from noncontrolling interest	-	80
Dividends paid to shareholders	(3,946)	(3,905)
Excess tax benefits from share-based compensation arrangements	26	120
Other, net	4	9
NET CASH FROM FINANCING ACTIVITIES	17,184	16,603

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,988)	(52,034)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,305	43,363

CASH AND CASH EQUIVALENTS (OVERDRAFT), END OF PERIOD	$5,317	$(8,671)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$2,079	$1,820
Income taxes paid	6,289	2,964

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$1,008	$142

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

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

UNIVERSAL FOREST PRODUCTS, INC.

	June 30, 2012			June 25, 2011
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 2)	Total	Quoted Prices in Active Markets (Level 1)
Recurring:
Money market funds	$99		$99	$84
Mutual funds:
Domestic stock funds	568		568	570
International stock funds	442		442	539
Target funds	132		132	153
Bond funds	113		113	105
Total mutual funds	1,255		1,255	1,367
Non-Recurring
Property, plant and equipment		$600	600
	$1,354	$$600	$1,954	$1,451

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

We do not maintain any Level 3 assets or liabilities that would be based on significant observable or unobservable inputs.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

	June 30, 2012	December 31, 2011	June 25, 2011

Cost and Earnings in Excess of Billings	$4,799	$3,670	$5,716
Billings in Excess of Cost and Earnings	3,227	2,668	1,751

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Numerator:
Net earnings attributable to controlling interest	$17,509	$4,277	$21,664	$607
Adjustment for earnings allocated to non-vested restricted common stock	(148)	(45)	(184)	(7)
Net earnings for calculating EPS	$17,361	$4,232	$21,480	$600
Denominator:
Weighted average shares outstanding	19,787	19,576	19,761	19,527
Adjustment for non-vested restricted common stock	(173)	(163)	(169)	(167)
Shares for calculating basic EPS	19,614	19,413	19,592	19,360
Effect of dilutive stock options	29	56	24	77
Shares for calculating diluted EPS	19,643	19,469	19,616	19,437
Net earnings per share:
Basic	$0.88	$0.22	$1.10	$0.03
Diluted	$0.88	$0.22	$1.10	$0.03

No options were excluded from the computation of diluted EPS for the quarter ended June 30, 2012.

Options to purchase 10,000 shares were not included in the computation of diluted EPS for the six months ended June 30, 2012 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

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

E.	ASSETS HELD FOR SALE AND NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENTS AND EXIT CHARGES

Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $5.1 million on June 25, 2011. The assets held for sale consist of certain vacant land and facilities we previously closed to better align manufacturing capacity with the current business environment.  The fair values were determined based on appraisals or recent offers to acquire assets.  These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in impairment and other exit charges included in “Net (gain) loss on disposition of assets, early retirement and other impairment and exit charges” for the periods presented below. These amounts include the following, separated by reporting segment (in thousands):

	Three Months Ended June 30, 2012				Three Months Ended June 25, 2011
	Eastern and Western	Site- Built	All Other	Total	Eastern and Western	Site- Built	All Other	Total
Severances and early retirement	$26	$-	$2	$28	$10	$-	$3,309	$3,319
Property, plant and equipment	(59)	(68)	129	2	(78)	(18)	190	94
(Gain) loss on impairment or sale of real estate	(6,908)			(6,908)	69			69
Total	$(6,941)	$(68)	$131	$(6,878)	$1	$(18)	$3,499	$3,482

	Six Months Ended June 30, 2012				Six Months Ended June 25, 2011
	Eastern and Western	Site- Built	All Other	Total	Eastern and Western	Site- Built	All Other	Total
Severances and early retirement	$111	$1	$36	$148	$125	$9	$3,334	$3,468
Property, plant and equipment	(95)	(96)	170	(21)	(185)	(23)	160	(48)
(Gain) loss on impairment or sale of real estate	(6,910)			(6,910)	69			69
Total	$(6,894)	$(95)	$206	$(6,783)	$9	$(14)	$3,494	$3,489

UNIVERSAL FOREST PRODUCTS, INC.

On June 20, 2011 our chief executive officer resigned and we entered into a consulting and non-competition agreement with him. We accrued for the present value of the future payments under the agreement totaling $2.6 million in June 2011.

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

On a consolidated basis, we have reserved approximately $3.4 million on June 30, 2012 and $3.3 million June 25, 2011, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

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

In addition, on June 30, 2012, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 30, 2012, we had outstanding purchase commitments on capital projects of approximately $9.6 million.

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

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of June 30, 2012, we had approximately $24.9 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $22.6 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On June 30, 2012, we had outstanding letters of credit totaling $28.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that we have issued.  These letters of credit guarantee principal and interest payments to the bondholders.  We currently have irrevocable letters of credit outstanding totaling approximately $9.8 million related to our outstanding industrial development revenue bonds.  These letters of credit have varying terms but may be renewed at the option of the issuing banks.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.7 million.  As a result, this amount is recorded in other long-term liabilities on June 30, 2012.

We did not enter into any new guarantee arrangements during the second quarter of 2012 which would require us to recognize a liability on our balance sheet.

G.	BUSINESS COMBINATIONS

We completed the following acquisition in fiscal 2012 which were accounted for using the purchase method (in millions):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
MSR Forest Products, LLC (“MSR”)	May 16, 2012	$3.2 (asset purchase)	$1.1	$2.1	Distribution Division	Supplies roof trusses and cut-to-size lumber to manufactured housing customers. Facilities are located in Haleyville, AL and Waycross, GA. In 2011, MSR had annual sales of $10 million.

The acquisition mentioned above was not significant to our operating results individually or in aggregate, and thus pro forma results are not presented.  No acquisitions were completed in fiscal 2011.

UNIVERSAL FOREST PRODUCTS, INC.

The purchase price allocation for MSR is preliminary and will be revised as final estimates of intangible values are made.

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

	Three Months Ended June 30, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$476,065	$53,388	$64,240	$-	$593,693
Intersegment net sales	17,792	5,053	4,256	-	27,101
Segment operating profit (loss)	26,733	1,057	199	1,530	29,519

	Three Months Ended June 25, 2011
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$451,952	$47,313	$44,874	$-	544,139
Intersegment net sales	22,735	7,106	12,310	-	42,151
Segment operating profit (loss)	9,663	(2,951)	(583)	1,648	7,777

	Six Months Ended June 30, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$842,903	$100,931	$106,970	$-	$1,050,804
Intersegment net sales	35,933	8,876	8,609	-	53,418
Segment operating profit (loss)	39,245	464	(1,275)	(1,122)	37,312

UNIVERSAL FOREST PRODUCTS, INC.

	Six Months Ended June 25, 2011
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$771,900	$84,193	$75,279	$-	$931,372
Intersegment net sales	43,344	12,947	20,847	-	77,138
Segment operating profit (loss)	8,935	(5,799)	(2,075)	1,635	2,696

I.	INCOME TAXES

Our effective tax rate was 36.9% in the second quarter of 2012 compared to 35.8% for same period of 2011. Our effective tax rate was 37.1% in the first six months of 2012. Our effective tax rate was 16.5% in the first six months of 2011, which is well below our statutory rate. The profits of our non-U. S. subsidiaries and non-wholly owned partnerships that we consolidate comprised a greater percentage of our year to date profits have a lower tax rate.

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

OVERVIEW

Our results for the second quarter of 2012 were impacted by the following:

•
Our sales increased 9% primarily due to an increase in lumber prices.  Our  unit sales increased to all of our markets, except retail building materials  We experienced our strongest sales increases to the manufactured housing and industrial markets.

•
The retail building materials market, which has been adversely impacted by a decline in consumer demand in prior years, experienced  a trend up early in the year due in part to favorable weather.  More recently, consumer spending and confidence appears to have softened.  Our unit sales decrease was due to the fact we lost some market share with a major retail customer this year, primarily in product lines with lower gross margins.  This decrease was offset to some extent by gaining share with other customers in a variety of other product lines.

UNIVERSAL FOREST PRODUCTS, INC.

•
National housing starts increased approximately 26% in the period of March through May of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  Our unit sales increased slightly to this market.  We have lost share of the residential construction market due to our focus on profitability and cash flow and the significant excess capacity of suppliers servicing the market.

•	We experienced a strong sales increase in sales to our industrial customers due to share gains with existing customers and by adding new customers.

•
Shipments of HUD code manufactured homes were up 17% in April and May 2012, compared to the same period of 2011. We have maintained our share of the manufactured housing market in the product lines we offer and our sales increase reflects greater market activity.

•
Our gross profit percentage increased to 12.1% from 10.4% comparing 2012 to 2011.  In addition, our gross profit dollars increased by 27%, which compares favorably to our 1% increase in unit sales.  Our higher gross profit percentage in 2012 reflects the benefit of selling into a rising lumber market this year contrasted with selling into a falling market in 2011, as well as our focus on sales of product lines with higher gross margins, combined with improvements in productivity.

•	We sold certain real estate in Fontana, CA for approximately $12.1 million and recognized a pre-tax gain of approximately $7.2 million, or $0.22 per diluted share.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2012	2011

January	$281	$301
February	286	296
March	300	294
April	308	275
May	342	259
June	330	262

Second quarter average	$327	$265
Year-to-date average	308	281

Second quarter percentage change	23.4%
Year-to-date percentage change	9.6%

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2012	2011

January	$269	$282
February	278	289
March	300	290
April	314	266
May	341	254
June	314	246

Second quarter average	$323	$255
Year-to-date average	303	271

Second quarter percentage change	26.7%
Year-to-date percentage change	11.8%

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

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended		Six months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.9	89.6	88.1	89.5
Gross profit	12.1	10.4	11.9	10.5
Selling, general, and administrative expenses	8.3	8.3	9.0	9.9
Net (gain) loss on disposition of assets, early retirement, and other impairment and exit charges	(1.2)	0.6	(0.6)	0.4
Earnings from operations	5.0	1.4	3.6	0.3
Other expense (income), net	0.2	0.2	0.2	0.2
Earnings before income taxes	4.8	1.3	3.4	0.1
Income taxes	1.8	0.5	1.3	0.0
Net earnings	3.0	0.8	2.1	0.1
Less net earnings attributable to noncontrolling interest	(0.1)	(0.0)	(0.1)	(0.0)
Net earnings attributable to controlling interest	2.9%	0.8%	2.1%	0.1%

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

UNIVERSAL FOREST PRODUCTS, INC.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	Three Months Ended			Six Months Ended
Market Classification	June 30, 2012	June 25, 2011	% Change	June 30, 2012	June 25, 2011	% Change
Retail Building Materials	$280,775	$287,475	(2.3)	$477,646	$462,741	3.2
Residential Construction	60,176	56,611	6.3	112,103	104,442	7.3
Commercial Construction and Concrete Forming	24,180	21,139	14.4	44,386	35,791	24.0
Industrial	158,287	126,330	25.3	290,594	235,756	23.3
Manufactured Housing	80,693	64,607	24.9	143,732	111,654	28.7
Total Gross Sales	604,111	556,162	8.6	1,068,461	950,384	12.4
Sales Allowances	(10,418)	(12,023)		(17,657)	(19,012)
Total Net Sales	$593,693	$544,139	9.1	$1,050,804	$931,372	12.8

Gross sales in the second quarter of 2012 increased 9% compared to the same period of 2011, primarily due to the impact of the Lumber Market on our selling prices.

Gross sales in the first six months of 2012 increased 12% compared to the same period of 2011, due to higher lumber prices in the second quarter and an increase in unit sales in the first quarter primarily resulting from improved demand in each of our markets and more favorable weather compared to inclement weather in 2011.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market decreased 2% in the second quarter of 2012 compared to the same period of 2011, primarily due to a 10% decrease in our overall unit sales, offset by higher lumber prices.  Unit sales decreased primarily due to the loss of sales of low-margin products to a major retail customer.  This loss of market share was offset somewhat by increased sales to other retail customers. Within this market, sales to our big box customers decreased 14% and our sales to other retailers increased 21%.

Gross sales to the retail building materials market increased 3% in the first six months of 2012 compared to the same period of 2011, primarily due to the same factors discussed above and an increase in consumer spending in the first quarter.

UNIVERSAL FOREST PRODUCTS, INC.

Residential Construction:

Gross sales to the residential construction market increased 6% in the second quarter of 2012 compared to the same period of 2011 primarily due to an increase in selling prices. By comparison, national housing starts increased approximately 26% in the period of March through May of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  Gross sales to the residential construction market increased 7% in the first six months of 2012 compared to the same period of 2011 primarily due to an increase in unit sales (plant closures since April of 2011 had the effect of decreasing unit sales by 2%).  By comparison, national housing starts increased approximately 27% in the period of December through May of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  We continue to be selective in the business that we pursue in order to maximize profitability.  As a result, we have lost some share of this market.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 14% in the second quarter of 2012 compared to the same period of 2011.  Within this market, sales to commercial builders increased 2% and sales of products used to make concrete forms increased 25%. Gross sales to the commercial construction and concrete forming market increased 24% in the first six months of 2012 compared to the same period of 2011.  Within this market, sales to commercial builders increased 14% as a result of our ability to supply “turnkey” (components and framing) services to our customers and sales of products used to make concrete forms increased 32% due to our focus on growing our share of this market.

Industrial:

Gross sales to the industrial market increased 25% in the second quarter of 2012 compared to the same period of 2011, due an 18% increase in unit sales and a 7% increase in selling prices due to the lumber market.  We added almost 90 new customers this quarter and our sales to existing customers increased as we gained share with our top customers and demand improved.

Gross sales to the industrial market increased 23% in the first six months of 2012 compared to the same period of 2011, primarily due an increase in unit sales as a result of the same factors discussed above.

Manufactured Housing and Recreation Vehicles:

Gross sales to the manufactured housing market increased 25% in the second quarter of 2012 compared to 2011, primarily due to an increase in unit sales.  Unit sales to this market increased due to a rise in industry production of HUD-code homes related to orders from FEMA and strong demand for temporary housing in some areas of the country related to shale oil and gas development. In addition, we continued to add product lines and expand share in our distribution business. Shipments of HUD-code homes in April and May 2012 were up 17% compared to 2011.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the manufactured housing market increased 29% in the first six months of 2012 compared to 2011, primarily due to an increase in unit sales.  Unit sales to this market increased due to the factors discussed above. Shipments of HUD-code homes in January through May 2012 were up 25% compared to 2011.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Value-Added	59.4%	59.9%	59.2%	59.0%
Commodity-Based	40.6%	40.1%	40.8%	41.0%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 12.1% from 10.4% comparing the second quarter of 2012 to the same period of 2011.  In addition, our gross profit dollars increased by 27%, which compares favorably to our 1% increase in unit sales. This improvement is primarily due to the impact of the trend of the lumber market in each period.  In 2012, we were selling into a rising market for much of the quarter.  Conversely, we were selling into a falling market through the second quarter of 2011.  If lumber prices continue to decline in the third quarter of 2012 that may adversely impact our gross profit percentage and profitability.  In addition, our gross margins were impacted by our focus on sales of product lines with higher gross margins, combined with improvements in productivity

Our gross profit percentage increased to 11.9% from 10.5% comparing the first six months of 2012 to the same period of 2011.  In addition, our gross profit dollars increased by 28%, which compares favorably to our 7% increase in unit sales. This improvement is primarily due to the same factors discussed above combined with our increase in unit sales in the first quarter and the operating leverage we have in our cost structure.  In addition, more favorable weather in the first quarter of 2012 compared to 2011, when we lost many production days due to inclement weather, impacted our production efficiency and improved our gross profit percentage.  These increases were offset to some extent by pricing pressure experienced during the first six months.  In addition, we lost some market share with a major retail customer this year, primarily in product lines with lower gross margins.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $3.8 million, or 8.3%, in the second quarter of 2012 compared to the same period of 2011, while we reported a 1% increase in unit sales.  The increase in SG&A was primarily due to increases in accrued bonus and other incentive compensation, which is based on operating profits and return on investment.  Also impacting the increase SG&A expenses was a bad debt recovery in 2011. The expense for 2012 remained consistent with our normal trends.  These increases were offset by decreases in compensation and related expenses, amortization expense, and several other expenses as a result of our continuing efforts to reduce our cost structure.

Selling, general and administrative ("SG&A") expenses increased by approximately $3.1 million, or 3.3%, in the first six months of 2012 compared to the same period of 2011, while we reported a 7% increase in unit sales.  SG&A expenses were impacted in the first six months of 2012 by the same factors discussed above.

NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

In the first six months of 2012, we incurred approximately $148,000 of severance costs, which was offset by net gains on the sale or disposal of real estate and other property, plant and equipment totaling approximately $6.9 million.

In the first six months of 2011, we recorded charges totaling $3.5 million relating to asset impairments and other costs associated with idled facilities and down-sizing efforts combined with early retirement expense.   On June 20, 2011 our chief executive officer resigned and we entered into a consulting and non-competition agreement with him. We accrued for the present value of the future payments under the agreement totaling $2.6 million in June 2011.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

We currently have 11 operations which are experiencing operating losses and negative cash flow for the first six months of 2012.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $14.8 million at the end of June of 2012.  In addition, these operations had future fixed operating lease payments totaling $0.9 million at the end of June of 2012.

UNIVERSAL FOREST PRODUCTS, INC.

INTEREST, NET

Net interest costs were comparable in the second quarter and first six months of 2012 compared to the same periods of 2011. Our debt levels in 2012 were lower and our borrowing rates were slightly higher compared to 2011.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 36.9% in the second quarter of 2012 compared to 35.8% for same period of 2011. Our effective tax rate was 37.1% in the first six months of 2012. Our effective tax rate was 16.5% in the first six months of 2011, which was well below our statutory rate. The profits of our non-U. S. subsidiaries and non-wholly owned partnerships that we consolidate comprised a greater percentage of our year to date profits and had a lower tax rate.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 30, 2012	June 25, 2011
Cash from operating activities	$(19,712)	$(57,911)
Cash from investing activities	(3,460)	(10,726)
Cash from financing activities	17,184	16,603
Net change in cash and cash equivalents	(5,988)	(52,034)
Cash and cash equivalents, beginning of period	11,305	43,363
Cash overdraft, end of period	$5,317	$(8,671)

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

UNIVERSAL FOREST PRODUCTS, INC.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 25, 2011 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle decreased to 47 days in the first six months of 2012 from 53 days in the first six months of 2011, due to a 7 day decrease in our days supply of inventory offset by a 1 day decrease in our payables cycle. In 2012, consumer demand and weather were unexpectedly good resulting in strong sales increases and higher inventory turnover.  Conversely, in 2011 demand and weather were poor, resulting in weak sales and lower inventory turnover.

Cash used in operating activities was $19.7 million in the first six months of 2012, which was comprised of net earnings of $21.7 million and $9.3 million of non-cash expenses, offset by a $50.7 million increase in working capital since the end of 2011.  Working capital increased primarily due to the usual seasonality of our business.

Capital expenditures were $15.8 million in the first six months of 2012.  We currently plan to spend up to $38 million in 2012, which includes outstanding purchase commitments on existing capital projects totaling approximately $9.6 million on June 30, 2012 primarily for expansion to support new product offerings and sales growth into new geographic markets.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities included $2.1 million spent to acquire assets of an operation that produces products for the manufactured housing industry. See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”.

On June 30, 2012, we had $23.2 outstanding on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $28.7 million on June 30, 2012.  Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were within all of our lending requirements on June 30, 2012.

Our Series 2002-A Senior Notes totaling $40 million is due in December 2012. We expect to refinance this obligation in the fourth quarter.

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

LONG-LIVED ASSETS AND GOODWILL

We evaluate long-lived assets for indicators of impairment when events or circumstances indicate that this risk may be present. Our judgments regarding the existence of impairment are based on market conditions, operational performance and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. In addition, we test goodwill annually for impairment by utilizing the discounted cash flow method. The first step of the goodwill impairment test requires that the estimated fair value of the applicable reporting unit be compared with its recorded value.  The fair value of the Consumer Products Division exceeded its net book value including goodwill by 27% as of the last impairment test date, December 31, 2011.

The amount of goodwill allocated to the Consumer Products Division is $8.4 million. Key assumptions that were used in determining the fair value of the reporting unit, included: additional sales of our composite decking product with a key customer; retention of existing business and replacement of any lost business; and profitability improvements based on covering our fixed costs sooner as a result of higher sales volumes running through the plants.  Uncertainties exist in achieving key assumptions in the short term due to lower than expected consumer demand for the product offering and slower growth of replacement business, which has resulted in lower than forecasted leverage of our fixed costs to date.  However, we currently view these lower than forecasted profits to be temporary, and long-term forecasts at December 31, 2011 to still be achievable.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 30, 2012 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)           None.

(c)           Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

April 1 – May 5, 2012(1)				2,988,229
May 6 – June 2, 2012				2,988,229
June 3 – June 30, 2012				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: August 8, 2012	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 8, 2012	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer
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

*  Indicates a compensatory arrangement.