Form 10-Q
period 2012-09-29
UNIVERSAL FOREST PRODUCTS INC
filed 2012-10-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 29, 2012
Common stock, no par value	19,790,414

UNIVERSAL FOREST PRODUCTS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 29, 2012, December 31, 2011 and September 24, 2011.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three and Nine Months Ended September 29, 2012 and September 24, 2011.	4

	Consolidated Condensed Statements of Equity for the Nine Months Ended September 29, 2012 and September 24, 2011.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 29, 2012 and September 24, 2011.	6

	Notes to Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures.	28

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.	29

Item 6.	Exhibits.	30

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	September 29,	December 31,	September 24,
	2012	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,908	$11,305	$18,649
Accounts receivable, net	191,178	127,316	170,030
Inventories:
Raw materials	119,346	111,526	106,769
Finished goods	89,792	83,171	74,113
	209,138	194,697	180,882
Assets held for sale	-	-	5,082
Refundable income taxes	1,266	3,482	1,779
Other current assets	25,898	21,394	23,649
TOTAL CURRENT ASSETS	432,388	358,194	400,071

OTHER ASSETS	14,918	15,380	11,470
GOODWILL	157,966	154,702	154,702
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, net	8,802	10,924	11,920
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	541,473	537,208	531,431
Accumulated depreciation and amortization	(324,542)	(314,741)	(313,511)
PROPERTY, PLANT AND EQUIPMENT, NET	216,931	222,467	217,920
TOTAL ASSETS	$833,345	$764,007	$798,423

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,080	$49,433	$65,315
Accrued liabilities:
Compensation and benefits	39,743	30,920	39,269
Other	17,656	12,172	17,554
Current portion of long-term debt and capital lease obligations	40,000	40,270	266
TOTAL CURRENT LIABILITIES	169,479	132,795	122,404

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	15,918	12,200	52,200
DEFERRED INCOME TAXES	19,889	19,049	20,354
OTHER LIABILITIES	16,342	17,364	17,496
TOTAL LIABILITIES	221,628	181,408	212,454

EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding 19,790,414, 19,623,803 and 19,556,008	$19,790	$19,624	$19,556
Additional paid-in capital	148,581	143,988	141,849
Retained earnings	432,772	410,848	416,433
Accumulated other comprehensive earnings	4,554	3,600	3,844
Employee stock notes receivable	(1,013)	(1,255)	(1,439)
	604,684	576,805	580,243
Noncontrolling interest	7,033	5,794	5,726
TOTAL EQUITY	611,717	582,599	585,969
TOTAL LIABILITIES AND EQUITY	$833,345	$764,007	$798,423

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011

NET SALES	$533,366	$468,941	$1,584,170	$1,400,313

COST OF GOODS SOLD	478,139	414,583	1,403,530	1,247,954

GROSS PROFIT	55,227	54,358	180,640	152,359

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,186	44,013	140,070	135,829
CANADIAN ANTI-DUMPING DUTY ASSESSMENT	2,000	-	2,000	-
NET (GAIN) LOSS ON DISPOSITION OF ASSETS,
EARLY RETIREMENT, AND OTHER IMPAIRMENT AND EXIT CHARGES	(269)	207	(7,052)	3,696

EARNINGS FROM OPERATIONS	8,310	10,138	45,622	12,834

INTEREST EXPENSE	968	926	3,219	2,738
INTEREST INCOME	(302)	(69)	(864)	(449)
EQUITY IN EARNINGS OF INVESTEE	(15)	(17)	(25)	(52)
	651	840	2,330	2,237

EARNINGS BEFORE INCOME TAXES	7,659	9,298	43,292	10,597

INCOME TAXES	2,903	3,293	16,140	3,508

NET EARNINGS	4,756	6,005	27,152	7,089

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(558)	(389)	(1,290)	(866)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$4,198	$5,616	$25,862	$6,223

EARNINGS PER SHARE - BASIC	$0.21	$0.29	$1.31	$0.32

EARNINGS PER SHARE - DILUTED	$0.21	$0.29	$1.31	$0.32

COMPREHENSIVE INCOME	$6,269	$4,491	$28,490	$6,496

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(956)	130	(1,674)	(594)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$5,313	$4,621	$26,816	$5,902

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total

Balance at December 25, 2010	$19,333	$138,573	$414,108	$4,165	$(1,670)	$6,667	$581,176
Net earnings			6,223			866	7,089
Foreign currency translation adjustment				(321)		(272)	(593)
Purchase of additional noncontrolling interest						(402)	(402)
Capital contribution from noncontrolling interest						80	80
Distributions to noncontrolling interest						(1,213)	(1,213)
Cash dividends - $0.200 per share			(3,905)				(3,905)
Issuance of 64,989 shares under employee stock plans	65	1,241					1,306
Issuance of 153,999 shares under stock grant programs	154	1	7				162
Issuance of 5,781 shares under deferred compensation plans	5	(5)					-
Tax benefits from non-qualified stock options exercised		240					240
Expense associated with share-based compensation arrangements		1,281					1,281
Accrued expense under deferred compensation plans		579					579
Notes receivable adjustment	(1)	(61)			62		-
Payments received on employee stock notes receivable					169		169
Balance at September 24, 2011	$19,556	$141,849	$416,433	$3,844	$(1,439)	$5,726	$585,969

Balance at December 31, 2011	$19,624	$143,988	$410,848	$3,600	$(1,255)	$5,794	$582,599
Net earnings			25,862			1,290	27,152
Foreign currency translation adjustment				954		384	1,338
Capital contribution from noncontrolling interest						436	436
Distributions to noncontrolling interest						(871)	(871)
Cash dividends - $0.200 per share			(3,946)				(3,946)
Issuance of 82,059 shares under employee stock plans	82	1,744					1,826
Issuance of 51,771 shares under stock grant programs	52	24	8				84
Issuance of 33,525 shares under deferred compensation plans	33	(33)					-
Tax benefits from non-qualified stock options exercised		307					307
Expense associated with share-based compensation arrangements		993					993
Accrued expense under deferred compensation plans		1,582					1,582
Notes receivable written-off	(1)	(24)			25		-
Payments received on employee stock notes receivable					217		217
Balance at September 29, 2012	$19,790	$148,581	$432,772	$4,554	$(1,013)	$7,033	$611,717

See notes to unaudited consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Nine Months Ended
	September 29,	September 24,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,152	$7,089
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	22,154	22,260
Amortization of intangibles	2,218	4,129
Expense associated with share-based compensation arrangements	1,078	1,443
Excess tax benefits from share-based compensation arrangements	(73)	(138)
Loss reserve for notes receivable	767	-
Deferred income tax credit	(1,223)	(222)
Equity in earnings of investee	(25)	(52)
Net gain on sale or impairment of property, plant and equipment	(7,228)	(183)
Changes in:
Accounts receivable	(63,119)	(47,438)
Inventories	(13,483)	9,497
Accounts payable	22,285	5,849
Accrued liabilities and other	12,343	(109)
NET CASH FROM OPERATING ACTIVITIES	2,846	2,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,187)	(21,774)
Proceeds from sale of property, plant and equipment	15,092	1,485
Acquisitions, net of cash received	(2,149)	-
Purchase of patents	(95)	(116)
Collections of notes receivable	915	308
Advances of notes receivable	(1,157)	-
Other, net	(387)	100
NET CASH FROM INVESTING ACTIVITIES	(9,968)	(19,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	6,217	(2,109)
Repayment of long-term debt	(2,773)	(745)
Debt issuance costs	(86)	-
Proceeds from issuance of common stock	1,826	1,306
Purchase of additional noncontrolling interest	-	(402)
Distributions to noncontrolling interest	(871)	(1,213)
Capital contribution from noncontrolling interest	281	80
Dividends paid to shareholders	(3,946)	(3,905)
Excess tax benefits from share-based compensation arrangements	73	138
Other, net	4	8
NET CASH FROM FINANCING ACTIVITIES	725	(6,842)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,397)	(24,714)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,305	43,363

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,908	$18,649

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$2,498	$2,162
Income taxes paid	15,797	3,483

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$1,161	$185

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, we have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. ASU 2012-02 will be effective for the Company during the interim and annual periods beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

UNIVERSAL FOREST PRODUCTS, INC.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	September 29, 2012	September 24, 2011
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Recurring:
Money market funds	$84	$83
Mutual funds:
Domestic stock funds	597	587
International stock funds	473	546
Target funds	141	142
Bond funds	116	107
Total mutual funds	1,327	1,382

	$1,411	$1,465

Mutual funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at September 29, 2012 or September 24, 2011.

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

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 29, 2012	December 31, 2011	September 24, 2011

Cost and Earnings in Excess of Billings	$5,971	$3,670	$6,151
Billings in Excess of Cost and Earnings	3,232	2,668	3,592

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Numerator:
Net earnings attributable to controlling interest	$4,198	$5,616	$25,862	$6,223
Adjustment for earnings allocated to non-vested restricted common stock	(38)	(45)	(225)	(52)
Net earnings for calculating EPS	$4,160	$5,571	$25,637	$6,171
Denominator:
Weighted average shares outstanding	19,827	19,597	19,783	19,551
Adjustment for non-vested restricted common stock	(178)	(156)	(172)	(164)
Shares for calculating basic EPS	19,649	19,441	19,611	19,387
Effect of dilutive stock options	25	33	19	55
Shares for calculating diluted EPS	19,674	19,474	19,630	19,442
Net earnings per share:
Basic	0.21	0.29	1.31	0.32
Diluted	0.21	0.29	1.31	0.32

No options were excluded from the computation of diluted EPS for the quarter ended September 29, 2012.

Options to purchase 10,000 shares were not included in the computation of diluted EPS for the nine months ended September 29, 2012 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

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

Included in “Assets held for sale” on our Consolidated Condensed Balance Sheets are certain property, plant and equipment totaling $5.1 million on September 24, 2011. The assets held for sale consist of certain vacant land and facilities we previously closed to better align manufacturing capacity with the current business environment.  The fair values were determined based on appraisals or recent offers to acquire assets.  These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in impairment and other exit charges included in “Net (gain) loss on disposition of assets, early retirement and other impairment and exit charges”.

In the second quarter of 2012, we sold certain real estate in Fontana, CA for approximately $12.1 million and recognized a pre-tax gain of approximately $7.2 million.

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

UNIVERSAL FOREST PRODUCTS, INC.

On a consolidated basis, we have reserved approximately $3.4 million on September 29, 2012 and $3.2 million September 24, 2011, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

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

In the third quarter, we recorded a $2.0 million loss contingency for a Canadian anti-dumping duty. The Canadian government has imposed retroactive assessments for antidumping and countervailing duties tied to certain extruded aluminum products imported from China.  While we continue to work with the government to clarify the applicability of these rules to our products, we recorded a charge in the third quarter for this matter.

In addition, on September 29, 2012, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 29, 2012, we had outstanding purchase commitments on capital projects of approximately $13.0 million.

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

UNIVERSAL FOREST PRODUCTS, INC.

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of September 29, 2012, we had approximately $21.9 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $18.5 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On September 29, 2012, we had outstanding letters of credit totaling $28.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.7 million.  As a result, this amount is recorded in other long-term liabilities on September 29, 2012.

UNIVERSAL FOREST PRODUCTS, INC.

We did not enter into any new guarantee arrangements during the third quarter of 2012 which would require us to recognize a liability on our balance sheet.

G.	BUSINESS COMBINATION

We completed the following acquisition in fiscal 2012 which was accounted for using the purchase method (in millions):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
MSR Forest Products, LLC (“MSR”)	May 16, 2012	$3.2 (asset purchase)	$1.1	$2.1	Distribution Division	Supplies roof trusses and cut-to-size lumber to manufactured housing customers. Facilities are located in Haleyville, AL and Waycross, GA. In 2011, MSR had annual sales of $10 million.

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

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended September 29, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$425,260	$59,630	$48,476	$-	$533,366
Intersegment net sales	13,455	5,040	3,009	-	21,504
Segment operating profit (loss)	6, 149	394	(2,874)	4,641	8,310

	Three Months Ended September 24, 2011
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$380,550	$49,760	$38,631	$-	468,941
Intersegment net sales	19,150	5,936	5,644	-	30,730
Segment operating profit (loss)	7,656	214	(2,527)	4,795	10,138

	Nine Months Ended September 29, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,268,162	$160,561	$155,447	$-	$1,584,170
Intersegment net sales	49,387	13,916	11,619	-	74,922
Segment operating profit (loss)	45,395	858	(4,150)	3,519	45,622

	Nine Months Ended September 24, 2011
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,152,450	$133,953	$113,910	$-	$1,400,313
Intersegment net sales	62,494	18,883	26,491	-	107,868
Segment operating profit (loss)	16,593	(5,586)	(4,602)	6,429	12,834

I.	SUBSEQUENT EVENTS

On October 17, 2012, our Board approved a semi-annual dividend of $0.20 per share, payable on December 15, 2012 to shareholders of record on December 1, 2012.

On October 18, 2012, we announced that one of our subsidiaries will acquire the operating assets of Nepa Pallet and Container Co., Inc., a manufacturer of pallets, containers and bins for agricultural and industrial customers.  Closing is expected to take place in early November 2012.

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

OVERVIEW

Our results for the third quarter of 2012 were impacted by the following:

•
Our sales increased 14% primarily due to an increase in lumber prices.  See “Historical Lumber Prices”.  Our unit sales increased to three of our five markets.  We experienced our strongest unit sales increase to the residential construction market.

•
National housing starts increased approximately 24% in the period of June through August of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  Our unit sales increased 20% to this market.  Since the downturn in housing began, we have lost some share of the residential construction market due to our focus on profitability and cash flow and the significant excess capacity of suppliers servicing the market.

UNIVERSAL FOREST PRODUCTS, INC.

•	We experienced a 9% increase in sales to our industrial customers due to share gains with existing customers and by adding new customers.

•
Shipments of HUD code manufactured homes were up 11% in July and August 2012, compared to the same period of 2011, which helped drive our 14% increase in unit sales to this market. We have maintained our share of the manufactured housing market in the product lines we offer and our sales increase reflects greater market activity.

•
The retail building materials market, which has been adversely impacted by a decline in consumer demand in prior years, experienced a trend up early in the year due in part to favorable weather.  More recently, consumer spending and confidence appears to have softened.  Our unit sales decreased due to the fact we lost some market share with a major retail customer this year, primarily in product lines with lower gross margins.  This decrease was offset to some extent by gaining share with other customers in a variety of other product lines.

•
Our gross profit percentage decreased to 10.4% from 11.6% comparing 2012 to 2011 primarily due to the higher level of lumber prices in the third quarter of 2012.  We generally price our products to earn a fixed profit per unit such that lumber costs are passed through to the customer.  Therefore, in periods of higher lumber prices our gross profit as a percentage of sales will decrease.  See Historical Lumber Prices.  Conversely, our selling, general and administrative expenses declined as a percentage of sales.

•
In the third quarter, we recorded a $2.0 million loss contingency for a Canadian anti-dumping duty. The Canadian government has imposed retroactive assessments for antidumping and countervailing duties tied to certain extruded aluminum products imported from China.  While we continue to work with the government to clarify the applicability of these rules to our products, we recorded a charge in the third quarter for this matter.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2012	2011

January	$281	$301
February	286	296
March	300	294
April	308	275
May	342	259
June	330	262
July	323	269
August	340	265
September	332	262

Third quarter average	$332	$265
Year-to-date average	316	276

Third quarter percentage change	25.3%
Year-to-date percentage change	14.5%

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2012	2011

January	$269	$282
February	278	289
March	300	290
April	314	266
May	341	254
June	314	246
July	300	253
August	315	263
September	319	239

Third quarter average	$311	$252
Year-to-date average	306	265

Third quarter percentage change	23.4%
Year-to-date percentage change	15.5%

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

Changes in the trend of lumber prices have their greatest impact on the following products:

UNIVERSAL FOREST PRODUCTS, INC.

•
Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market.  In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 15% of our total sales.  This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover.  We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs.  (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)

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

	Three Months Ended		Nine months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.6	88.4	88.6	89.1
Gross profit	10.4	11.6	11.4	10.9
Selling, general, and administrative expenses	8.3	9.4	8.8	9.7
Loss contingency for Canadian anti-dumping duty	0.4	-	0.1	-
Net (gain) loss on disposition of assets, early retirement, and other impairment and exit charges	0.1	0.0	(0.4)	0.3
Earnings from operations	1.6	2.2	2.9	0.9
Other expense (income), net	0.1	0.2	0.2	0.2
Earnings before income taxes	1.4	2.0	2.7	0.8
Income taxes	0.5	0.7	1.0	0.3
Net earnings	0.9	1.3	1.7	0.5
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	0.8%	1.2%	1.6%	0.4%

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

UNIVERSAL FOREST PRODUCTS, INC.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales (in thousands) and percentage change in gross sales by market classification.

	Three Months Ended			Nine Months Ended
Market Classification	September 29, 2012	September 24, 2011	% Change	September 29, 2012	September 24, 2011	% Change
Retail Building Materials	$204,368	$210,874	(3.1)	$682,016	$673,614	1.3
Residential Construction	69,648	52,066	33.8	181,750	156,508	16.1
Commercial Construction and Concrete Forming	23,850	21,415	11.4	68,236	57,206	19.3
Industrial	153,906	128,219	20.0	444,499	363,975	22.1
Manufactured Housing	89,023	65,717	35.5	232,755	177,371	31.2
Total Gross Sales	540,795	478,291	13.1	1,609,256	1,428,674	12.6
Sales Allowances	(7,429)	(9,350)		(25,086)	(28,361)
Total Net Sales	$533,366	$468,941	13.7	$1,584,170	$1,400,313	13.1

Gross sales in the third quarter of 2012 increased 13% compared to the same period of 2011, primarily due to the impact of the higher level of the Lumber Market on our selling prices.

Gross sales in the first nine months of 2012 increased 13% compared to the same period of 2011, due to higher lumber prices in the second and third quarters and an increase in unit sales in the first quarter primarily resulting from improved demand in each of our markets and more favorable weather compared to inclement weather in 2011.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market decreased 3% in the third quarter of 2012 compared to the same period of 2011, primarily due to a 10% decrease in our overall unit sales, offset by higher lumber prices.  Unit sales decreased primarily due to the loss of sales of low-margin products to a major retail customer.  This loss of market share was offset somewhat by increased sales to other retail customers. Within this market, sales to our big box customers decreased 16% while our sales to other retailers increased 16%.

Gross sales to the retail building materials market increased 1% in the first nine months of 2012 compared to the same period of 2011, primarily due to the same factors discussed above and an increase in consumer spending in the first quarter.

UNIVERSAL FOREST PRODUCTS, INC.

Residential Construction:

Gross sales to the residential construction market increased 34% in the third quarter of 2012 compared to the same period of 2011 due to an increase in lumber prices and a 20% increase in our unit sales.   By comparison, national housing starts increased approximately 24% in the period of June through August of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  Gross sales to the residential construction market increased 16% in the first nine months of 2012 compared to the same period of 2011 primarily due to a 10% increase in unit sales (plant closures since July of 2011 had the effect of decreasing unit sales by 3%) combined with an increase in selling prices due to the Lumber Market.  By comparison, national housing starts increased approximately 26% in the period of December through August of 2012 (our sales trail housing starts by about a month), compared to the same period of 2011.  We continue to be selective in the business that we pursue in order to maximize profitability.  As a result, we have lost some share of this market.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 11% in the third quarter of 2012 compared to the same period of 2011.  Within this market, sales to commercial builders increased 10% and sales of products used to make concrete forms increased 13%. Gross sales to the commercial construction and concrete forming market increased 19% in the first nine months of 2012 compared to the same period of 2011.  Within this market, sales to commercial builders increased 13% as a result of our ability to supply “turnkey” (components and framing) services to our customers, and sales of products used to make concrete forms increased 25% due to the sales and capital resources we’ve dedicated to growing our share of this market.

Industrial:

Gross sales to the industrial market increased 20% in the third quarter of 2012 compared to the same period of 2011, due a 9% increase in unit sales and an 11% increase in selling prices due to the Lumber Market.  We added over 40 new customers this quarter and our sales to existing customers increased as we gained share with our top customers and demand improved.

Gross sales to the industrial market increased 22% in the first nine months of 2012 compared to the same period of 2011, primarily due an increase in unit sales as a result of the same factors discussed above.

Manufactured Housing and Recreation Vehicles:

Gross sales to the manufactured housing market increased 36% in the third quarter of 2012 compared to 2011, primarily due to an increase in selling prices due to the Lumber Market and combined with a 14% increase in unit sales.  Unit sales to this market increased due to a rise in industry production of HUD-code homes related to orders from FEMA and strong demand for temporary housing in some areas of the country related to shale oil and gas development. In addition, we continued to add product lines and expand share in our distribution business. Shipments of HUD-code homes in July and August 2012 were up 11% compared to 2011.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the manufactured housing market increased 31% in the first nine months of 2012 compared to 2011, primarily due to an increase in selling prices due to the Lumber Market and combined with a 19% increase in unit sales.  Unit sales to this market increased due to the factors discussed above. Shipments of HUD-code homes in January through August 2012 were up 17% compared to 2011.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Value-Added	58.5%	59.0%	58.9%	59.0%
Commodity-Based	41.5%	41.0%	41.1%	41.0%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage decreased to 10.4% from 11.6% comparing the third quarter of 2012 to the same period of 2011.  Our gross profit dollars increased by 2%, which is slightly better than our 1% increase in unit sales.  Our lower gross profit percentage in 2012 reflects the impact the higher level of the Lumber Market this year compared to 2011.  See Historical Lumber Prices.

Our gross profit percentage increased to 11.4% from 10.9% comparing the first nine months of 2012 to the same period of 2011.  In addition, our gross profit dollars increased by 19%, which compares favorably to our 6% increase in unit sales. This improvement is primarily due to the impact of the Lumber Market combined with our increase in unit sales in the first quarter and the operating leverage we have in our cost structure.  In addition, more favorable weather in the first quarter of 2012 compared to 2011, when we lost many production days due to inclement weather, impacted our production efficiency and improved our gross profit percentage.  These increases were offset to some extent by pricing pressure experienced during the first nine months of the year.  In addition, we lost some market share with a major retail customer this year, primarily in product lines with lower gross margins.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $0.4 million, or 0.9%, in the third quarter of 2012 compared to the same period of 2011, while we reported a 1% increase in unit sales.  The increase in SG&A was primarily due to small increases in compensation and related expenses, costs to prepare a new plant for production of our Eovations product line, and various selling costs.  These increases were offset by a decrease in accrued bonus and other incentive compensation, which is based on profitability and the efficient use of capital.

Selling, general and administrative ("SG&A") expenses increased by approximately $3.5 million, or 2.6%, in the first nine months of 2012 compared to the same period of 2011, while we reported a 6% increase in unit sales.  The increase in SG&A was primarily due to increases in accrued bonus and other incentive compensation, which is based on profitability and the efficient use of capital.  Also, SG&A expenses in 2011 were impacted by a bad debt recovery in 2011, while our bad debt expense for 2012 remained consistent with our normal trends.  These increases were offset by decreases in compensation and related expenses, amortization expense, and several other expenses as a result of our continuing efforts to reduce our cost structure.

CANADIAN ANTI-DUMPING DUTY ASSESSMENT

In the third quarter, we recorded a $2.0 million loss contingency for a Canadian anti-dumping duty. The Canadian government has imposed retroactive assessments for antidumping and countervailing duties tied to certain extruded aluminum products imported from China.  While we continue to work with the government to clarify the applicability of these rules to our products, we recorded a charge in the third quarter for this matter such that our accrued liability is the maximum amount of our exposure.

NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

In the first nine months of 2012, we incurred approximately $0.2 million of severance costs which were offset by net gains on the sale or disposal of real estate and other property, plant and equipment totaling approximately $7.2 million.

In the first nine months of 2011, we recorded charges totaling $3.7 million relating to asset impairments and other costs associated with idled facilities and down-sizing efforts combined with early retirement expense.   On June 20, 2011 our chief executive officer resigned and we entered into a consulting and non-competition agreement with him. We accrued for the present value of the future payments under the agreement totaling $2.6 million in June 2011.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

UNIVERSAL FOREST PRODUCTS, INC.

We currently have 9 operations which are experiencing operating losses and negative cash flow for the first nine months of 2012.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $19.3 million at the end of September of 2012.  In addition, these operations had future fixed operating lease payments totaling $0.8 million at the end of September of 2012.

INTEREST, NET

Net interest costs were comparable in the third quarter and first nine months of 2012 compared to the same periods of 2011. Our debt levels in 2012 were lower but our borrowing rates were slightly higher compared to 2011.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.9% in the third quarter of 2012 compared to 35.4% for same period of 2011. Our effective tax rate was 37.3% in the first nine months of 2012. Our effective tax rate was 33.1% in the first nine months of 2011.  The increase in our effective tax rate is primarily due to the expiration of the R&D tax credit offset by a combination of several small permanent differences.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):
	Nine Months Ended
	September 29, 2012	September 24, 2011
Cash from operating activities	$2,846	$2,125
Cash from investing activities	(9,968)	(19,997)
Cash from financing activities	725	(6,842)
Net change in cash and cash equivalents	(6,397)	(24,714)
Cash and cash equivalents, beginning of period	11,305	43,363
Cash overdraft, end of period	$4,908	$18,649

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the September 24, 2011 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle decreased to 46 days in the first nine months of 2012 from 51 days in the first nine months of 2011, due to a 5 day decrease in our days supply of inventory. In 2012, consumer demand and weather were unexpectedly good resulting in strong sales increases and higher inventory turnover.  Conversely, in 2011 demand and weather were poor, resulting in weak sales and lower inventory turnover.

Cash provided by operating activities was $2.8 million in the first nine months of 2012, which was comprised of net earnings of $27.2 million and $24.8 million of non-cash expenses, offset by a $7.2 million gain on the sale of property, plant and equipment and a $42.0 million increase in working capital since the end of 2011.  Working capital at the end of September 2012 is higher than the end of September 2011 primarily due to the impact of higher lumber prices.

Capital expenditures were $22.2 million in the nine months of 2012.  We currently plan to spend up to $38 million in 2012, which includes outstanding purchase commitments on existing capital projects totaling approximately $13.0 million on September 29, 2012, primarily for expansion to support new product offerings and sales growth into new geographic markets.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities included $2.1 million spent to acquire assets of an operation that produces products for the manufactured housing industry. See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”.

On September 29, 2012, we had $6.2 million outstanding on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $28.7 million on September 29, 2012.  Financial covenants on the unsecured revolving credit facility and unsecured notes include a minimum net worth requirement, minimum interest and fixed charge coverage tests, and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all of our covenant requirements on September 29, 2012.

UNIVERSAL FOREST PRODUCTS, INC.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 29, 2012 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended September 29, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)           None.

(c)           Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

July 1 – August 4, 2012(1)				2,988,229
August 5 – September 1, 2012				2,988,229
September 2 – 29, 2012				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 30, 2012	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 30, 2012	By:	/s/ Michael R. Cole
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