Form 10-Q/A
period 2012-09-29
UNIVERSAL FOREST PRODUCTS INC
filed 2012-11-05
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

On October 30, 2012, Universal Forest Products, Inc. (the "Corporation") filed its Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 (the "10-Q") with the Securities and Exchange Commission.  The certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits 32(a) and 32(b) to the 10-Q referred in item (2) to the incorrect quarterly period.  The Corporation hereby files this Amendment No. 1 on Form 10-Q/A, which includes the new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to correct this error.  This amendment speaks as of the date of the original report and does not update or modify the disclosures therein in any way other than as described above.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: November 5, 2012	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: November 5, 2012	By:	/s/ Michael R. Cole
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