Form 10-K
period 2012-12-29
UNIVERSAL FOREST PRODUCTS INC
filed 2013-02-26
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 29, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

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
Yes ☐               No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 29, 2012 was $714,473,970 computed at the closing price of $38.98 on that date.

As of February 2, 2013, 19,798,346 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 29, 2012 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 29, 2012

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

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 29, 2012 ("2012 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2012 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

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

Retail Building Materials Market.  The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards.  Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 18% of our total sales in fiscal 2012, 23% in 2011 and 28% in 2010.

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

We currently supply customers in this market from many of our locations.  These regional facilities are able to supply mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order.  Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight.  The close proximity of our regional facilities to the various outlets of these customers is a factor when negotiating annual sales programs.

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

Competition in this market is primarily fragmented, but we do compete with a small number of national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components.  We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, customer relationships, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength.

Manufactured Housing Market. The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles.  Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, particle board and dimensional lumber, all intended for use in the construction of manufactured housing.  Sales are made by personnel located at each regional facility based on customer orders.  We also distribute certain products to this market such as siding, electrical and plumbing to manufactured housing and RV customers. We entered the distribution business through strategic business acquisitions.

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

On December 29, 2012 and December 31, 2011, we estimate that backlog orders associated with the site-built construction business approximated $81.3 million and $67.2 million, respectively.  With respect to the former, we expect that these orders will be primarily filled within the current fiscal year, however, it is possible that some orders could be canceled.

Environmental.  Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees.  On December 29, 2012, we had approximately 5,200 employees.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A.    Risk Factors.

We are subject to regional, national and global economic conditions.  A decline in economic conditions throughout the United States could depress demand for our products .

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

A significant portion of our sales are concentrated with one customer.  Our sales to The Home Depot comprised 18% of our total sales in 2012, 23% in 2011, and 28% in 2010.

Economic and credit market conditions impact our ability to collect a greater percentage of our receivables. Economic and credit conditions may significantly impact our bad debt expense.  We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this risk.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales.  We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by excess capacity among suppliers.  There is significant excess capacity among suppliers in each of the markets we serve.  Our selling prices and gross margins have been and are likely to continue to be adversely impacted by this excess capacity.

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

Seasonality and weather conditions could adversely affect us.  Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter.  Our treated lumber and outdoor specialty products, such as fencing, decking, and lattice, experience the greatest seasonal effects.  Sales of treated lumber, primarily consisting of southern yellow pine, also experience the greatest Lumber Market risk (see "Historical Lumber Prices" in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is presented under Item 7 of this Form 10-K and is incorporated herein by reference).  Treated lumber sales are generally at their highest levels between April and August.  This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring.  (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.)  Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season.  To mitigate this risk, consignment inventory programs may be negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sell price to the customer.  These programs include those materials which are most susceptible to adverse changes in the Lumber Market.

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

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan.  We currently have approximately 75 facilities located throughout the United States, Canada, and Mexico.  Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.  Of these facilities, approximately 15 facilities were closed to better align manufacturing capacity with the current business environment and are currently listed for sale.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 35 regional facilities which are leased.  We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

Item 3.   Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4.   Mine Safety Disclosures.

Not applicable.

Additional Item:    Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2013.  Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	52	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	53	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	46	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Robert W. Lees	59	President, UFP Eastern Division, Inc.
Allen T. Peters	45	President, UFP Western Division, Inc.
Robert D. Coleman	58	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
C. Scott Greene	56	Executive Vice President of New Business Development
Donald L. James	53	Executive Vice President of National Sales
Michael F. Mordell	55	Executive Vice President of UFP Purchasing, Inc.

Matthew J. Missad joined us in 1985.  In February 1996, Mr. Missad was promoted to Executive Vice President of the Company.  On July 13, 2011, Mr. Missad became Chief Executive Officer of the Company.

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

PART II

The following information items in this Part II, which are contained in the 2012 Annual Report, are specifically incorporated by reference into this Form 10-K Report.  These portions of the 2012 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)
The information relating to market, holders and dividends is incorporated by reference from the 2012 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

	(a)	(b)	(c)	(d)
Fiscal Month
September 30 – November 3, 2012(1)				2,988,229
November 4 – December 1, 2012				2,988,229
December 2 – 29, 2012				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)
On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock.  On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program.  The total number of shares that may be repurchased under the program is approximately 3 million shares.

Item 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the 2012 Annual Report under the caption "Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2012 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 29, 2012, the estimated fair value of our long-term debt, including the current portion, was $95.4 million, which was $0.4 million less than the carrying value.  The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities.  The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)						$75,000	$75,000
Average interest rate						3.94%
Variable Rate ($US)				$11,090		$9,700	$20,790
Average interest rate(1)				1.2%		0.46%
(1)Average of rates at December 29, 2012.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2012 Annual Report under the following captions:

"Management’s Annual Report on Internal Control Over Financial Reporting"
"Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting"
"Report of Independent Registered Public Accounting Firm On Financial Statements"
"Consolidated Balance Sheets"
"Consolidated Statements of Earnings and Comprehensive Income"
"Consolidated Statements of Shareholders' Equity"
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 29, 2012 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting.   Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2012 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.  Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2012 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls.  During the fourth quarter ended December 29, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 29, 2012 for the 2013 Annual Meeting of Shareholders, as filed with the Commission ("2013 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11.  Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2013 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2013 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2013 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 29, 2012, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	110,106	$30.13	2,907,336
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 29, 2012, is as follows: 140,847 shares for our 2002 Employee Stock Purchase Plan, 44,196 shares for our Directors' Retainer Stock Plan, and 4,493 shares for our Employee Stock Gift Program.  In addition, of the remaining 2,717,800 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2013 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14.  Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2013 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2012 Annual Report:

Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm On Internal Control overFinancial Reporting
Report of Independent Registered Public Accounting Firm On Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Earnings and Comprehensive Income
Consolidated Statements of Shareholders' Equity
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

Dated: February 26, 2013	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2013, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	s/ John M. Engler
William G. Currie, Director	John M. Engler, Director

/s/ John W. Garside	/s/ Gary F. Goode
John W. Garside, Director	Gary F. Goode, Director

/s/ Bruce A. Merino	/s/ Matthew J. Missad
Bruce A. Merino, Director	Matthew J. Missad, Director

/s/ Mark A. Murray	/s/ Thomas W. Rhodes
Mark A. Murray, Director	Thomas W. Rhodes, Director

/s/ Louis A. Smith
Louis A. Smith, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant's Amended Bylaws were filed as Exhibit 3(b) to a form 8-K Current Report dated January 18, 2013 and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

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

*(a)(9)
Consulting and Non-Compete Agreement with Michael B. Glenn, dated June 20, 2011 was filed as Exhibit 10(a)(9) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

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

*(g)
Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

	*(h)	Executive Stock Grant Program.was filed was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

	(i)(6)	Credit Agreement dated November 14, 2011 was filed as Exhibit 10(i) to a Form 8-K Current Report dated November 16, 2011 and the same is incorporated herein by reference.

	(k)	Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 and the same is incorporated herein by reference.

13	Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 2012.

14	Code of Ethics for Senior Financial Officers

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

(INS) XBRL Instance Document.

(SCH) XBRL Schema Document.

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB) XBRL Taxonomy Extension Label Linkbase Document.

(PRE) XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF) XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates a compensatory arrangement.