Form 10-Q
period 2013-03-30
UNIVERSAL FOREST PRODUCTS INC
filed 2013-04-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 30, 2013
Common stock, no par value	19,868,615

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	March 30,	December 29,	March 31,
	2013	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$7,647	$-
Restricted cash	653	6,831	653
Accounts receivable, net	232,954	163,225	192,427
Inventories:
Raw materials	158,742	136,201	121,595
Finished goods	132,010	106,979	96,958
Total inventories	290,752	243,180	218,553
Refundable income taxes		7,521	2,091
Deferred income taxes	9,222	9,212	9,694
Other current assets	16,494	15,557	11,967
TOTAL CURRENT ASSETS	550,075	453,173	435,385

DEFERRED INCOME TAXES	1,721	1,759	-
OTHER ASSETS	15,868	14,583	15,712
GOODWILL	161,266	159,316	154,702
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	7,597	8,101	10,200
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	556,559	543,595	540,223
Less accumulated depreciation and amortization	(328,476)	(322,327)	(318,519)
PROPERTY, PLANT AND EQUIPMENT, NET	228,083	221,268	221,704
TOTAL ASSETS	$966,950	$860,540	$840,043

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$7,665	$-	$4,935
Accounts payable	93,597	66,054	75,347
Accrued liabilities:
Compensation and benefits	32,819	34,728	32,666
Income taxes	930	-	-
Other	18,817	14,002	15,075
Current portion of long-term debt	-	-	42,774
TOTAL CURRENT LIABILITIES	153,828	114,784	170,797

LONG-TERM DEBT, less current portion	155,181	95,790	43,668
DEFERRED INCOME TAXES	25,004	24,930	19,008
OTHER LIABILITIES	17,280	17,511	16,104
TOTAL LIABILITIES	351,293	253,015	249,577

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,868,615, 19,799,606, and 19,715,647	$19,869	$19,800	$19,716
Additional paid-in capital	151,889	149,805	146,523
Retained earnings	432,116	426,887	415,003
Accumulated other comprehensive earnings	4,377	4,258	4,234
Employee stock notes receivable	(849)	(982)	(1,080)
Total controlling interest shareholders' equity	607,402	599,768	584,396
Noncontrolling interest	8,255	7,757	6,070
TOTAL SHAREHOLDERS' EQUITY	615,657	607,525	590,466
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$966,950	$860,540	$840,043

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 30,	March 31,
	2013	2012

NET SALES	$554,494	$457,111

COST OF GOODS SOLD	497,315	403,445

GROSS PROFIT	57,179	53,666

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	48,228	45,778

NET (GAIN) LOSS ON DISPOSITION OF ASSETS,EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES	(106)	95

EARNINGS FROM OPERATIONS	9,057	7,793

INTEREST EXPENSE	1,245	1,011
INTEREST INCOME	(147)	(241)
EQUITY IN EARNINGS OF INVESTEE	(42)	(62)
	1,056	708

EARNINGS BEFORE INCOME TAXES	8,001	7,085

INCOME TAXES	2,245	2,699

NET EARNINGS	5,756	4,386

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(532)	(231)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$5,224	$4,155

EARNINGS PER SHARE - BASIC	$0.26	$0.21

EARNINGS PER SHARE - DILUTED	$0.26	$0.21

COMPREHENSIVE INCOME	6,171	5,444

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(828)	(655)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERST	$5,343	$4,789

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulat- ed Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 31, 2011	$19,624	$143,988	$410,848	$3,600	$(1,255)	$5,794	$582,599
Net earnings			4,155			231	4,386
Foreign currency translation adjustment				634		424	1,058
Distributions to noncontrolling interest						(379)	(379)
Issuance of 42,287 shares under employee stock plans	42	994					1,036
Issuance of 24,335 shares under stock grant programs	25	28					53
Issuance of 25,222 shares under deferred compensation plans	25	(25)					-
Tax benefits from non-qualified stock options exercised		103					103
Expense associated with share-based compensation arrangements		451					451
Accrued expense under deferred compensation plans		984					984
Payments received on employee stock notes receivable					175		175
Balance at March 31, 2012	$19,716	$146,523	$415,003	$4,234	$(1,080)	$6,070	$590,466

Balance at December 29, 2012	$19,800	$149,805	$426,887	$4,258	$(982)	$7,757	$607,525
Net earnings			5,224			532	5,756
Foreign currency translation adjustment				119		296	415
Capital contribution from noncontrolling interest							-
Distributions to noncontrolling interest						(330)	(330)
Issuance of 3,409 shares under employee stock plans	3	77					80
Issuance of 32,810 shares under stock grant programs	33	(19)	5				19
Issuance of 33,005 shares under deferred compensation plans	33	(33)					-
Tax benefits from non-qualified stock options exercised		7					7
Expense associated with share-based compensation arrangements		642					642
Accrued expense under deferred compensation plans		1,410					1,410
Payments received on employee stock notes receivable					133		133
Balance at March 30, 2013	$19,869	$151,889	$432,116	$4,377	$(849)	$8,255	$615,657

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,756	$4,386
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	7,140	7,178
Amortization of intangibles	604	745
Expense associated with share-based compensation arrangements	642	451
Excess tax benefits from share-based compensation arrangements	-	(12)
Expense associated with stock grant plans	19	53
Deferred income taxes (credit)	36	(50)
Equity in earnings of investee	(42)	(62)
Net gain on sale or impairment of property, plant and equipment	(127)	(25)
Changes in:
Accounts receivable	(70,715)	(65,005)
Inventories	(47,305)	(23,392)
Accounts payable	27,417	25,585
Accrued liabilities and other	12,001	5,327
NET CASH FROM OPERATING ACTIVITIES	(64,574)	(44,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,085)	(7,860)
Proceeds from sale of property, plant and equipment	251	2,035
Acquisitions, net of cash received	(8,600)	-
Purchase of patents & product technology	-	(21)
Advances on notes receivable	(383)	-
Collections on notes receivable	543	647
Cash restricted as to use	6,178	-
Other, net	6	(302)
NET CASH FROM INVESTING ACTIVITIES	(10,090)	(5,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	59,391	33,968
Debt issuance costs	(6)	(81)
Proceeds from issuance of common stock	80	1,036
Distributions to noncontrolling interest	(330)	(379)
Excess tax benefits from share-based compensation arrangements	-	12
Other, net	-	3
NET CASH FROM FINANCING ACTIVITIES	59,135	34,559

Effect of exchange rate changes on cash	217	176
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,312)	(15,587)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,647	10,652

CASH OVERDRAFT, END OF PERIOD	$(7,665)	$(4,935)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$417	$261
Income taxes (refunded) paid	(6,199)	3,400

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	1,329	851

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 29, 2012.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASC Topic 220) (“ASU 2013-02”).  ASU 2013-02 amends prior presentation of comprehensive income guidance. ASU 2013-02 requires that we report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. ASU 2013-02 will be effective for the Company during the interim and annual periods beginning after December 15, 2012. Our adoption of the provisions of ASU 2013-02 in the first quarter of 2013 did not affect our consolidated financial position, results of operations or cash flows.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

UNIVERSAL FOREST PRODUCTS, INC.

	March 30, 2013	March 31, 2012
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Recurring:
Money market funds	$62	$99
Mutual funds:
Domestic stock funds	653	592
International stock funds	537	494
Target funds	151	139
Bond funds	140	110
Total mutual funds	1,481	1,335

	$1,543	$1,434

We maintain money market and mutual funds in our non-qualified deferred compensation plan.  These funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at March 30, 2013 or March 31, 2012.

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

Our construction contracts are generally entered into with a fixed price and completion of the projects can range from 6 to 18 months in duration.  Therefore, our operating results are impacted by, among many other things, changes in labor rates and commodity costs.  During the quarter, we updated our estimated costs to complete our projects using current labor and commodity costs and as a result of significant increases in these costs, our profits were adversely impacted.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 30, 2013	December 29, 2012	March 31, 2012

Cost and Earnings in Excess of Billings	$6,660	$4,981	$2,752
Billings in Excess of Cost and Earnings	4,189	2,020	1,235

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net earnings attributable to controlling interest	$5,224	$4,155
Adjustment for earnings allocated to non-vested restricted common stock	(48)	(33)
Net earnings for calculating EPS	$5,176	$4,122
Denominator:
Weighted average shares outstanding	19,886	20,033
Adjustment for non-vested restricted common stock	(184)	(464)
Shares for calculating basic EPS	19,702	19,569
Effect of dilutive stock options	34	131
Shares for calculating diluted EPS	19,736	19,700
Net earnings per share:
Basic	$0.26	$0.21
Diluted	$0.26	$0.21

No options were excluded from the computation of diluted EPS for the quarter ended March 30, 2013.

Options to purchase 10,000 shares were not included in the computation of diluted EPS for the quarter ended March 31, 2012 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

E.	NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

UNIVERSAL FOREST PRODUCTS, INC.

We have long-lived assets that consist of certain vacant land and facilities we closed to better align manufacturing capacity with the current business environment.  The fair values were determined based on broker assessments of value, appraisals or recent offers to acquire assets.  These and other idle assets were evaluated based on the requirements of ASC 360, which resulted in impairment and other exit charges included in “Net loss (gain) on disposition of assets, early retirement and other impairment and exit charges” for the quarter ended March 30, 2013 and March 31, 2012, respectively.

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

On a consolidated basis, we have reserved approximately $3.5 million on March 30, 2013 and $3.4 million on March 31, 2012, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on March 30, 2013, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 30, 2013, we had outstanding purchase commitments on capital projects of approximately $28.8 million.

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

UNIVERSAL FOREST PRODUCTS, INC.

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 30, 2013, we had approximately $24.3 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $19.7 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On March 30, 2013, we had outstanding letters of credit totaling $28.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the Series 2012 Senior Notes and our revolving credit facility.  The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on March 30, 2013.

UNIVERSAL FOREST PRODUCTS, INC.

We did not enter into any new guarantee arrangements during the first quarter of 2013 which would require us to recognize a liability on our balance sheet.

G.	BUSINESS COMBINATION

We completed the following acquisitions in fiscal 2013 and 2012 which were accounted for using the purchase method (in millions):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Millry Mill Company, Inc. (“Millry”)	February 28, 2013	$2.3 (asset purchase)	$0.1	$2.2	Eastern Division	A highly specialized export mill that produces rough dimension boards and lumber. Facility is located in Millry, AL.
Custom Caseworks, Inc. (“Custom Caseworks”)	December 31, 2012	$6.3 (asset purchase)	$2.0	$4.3	Western Division	A high-precision business-to-business manufacturer of engineered wood products in many commercial markets. Facility is located in Sauk Rapids, MN. Custom Caseworks has annual sales of $7 million.
Nepa Pallet and Container Co., Inc. (“Nepa”)	November 5, 2012	$16.2 (asset purchase)	$1.4	$14.8	Western Division
Manufactures pallets, containers and bins for agricultural and industrial customers.  Facilities are located in Snohomish, Yakima and Wenatchee, WA. Nepa had trailing twelve month sales through September 2012 of $25 million.

MSR Forest Products, LLC “MSR”)	May 16, 2012	$3.2 (asset purchase)	$1.1	$2.1	Distribution Division	Supplies roof trusses and cut-to-size lumber to manufactured housing customers. Facilities are located in Haleyville, AL and Waycross, GA. In 2011, MSR had annual sales of $10 million.

UNIVERSAL FOREST PRODUCTS, INC.

The purchase price allocations for Millry, Custom Caseworks, Nepa and MSR are preliminary for the valuation of intangible assets and will be revised, as necessary, as final determinations of intangible fair value are completed.

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

	Three Months Ended March 30, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$445,524	$58,150	$50,820	$-	$554,494
Intersegment net sales	18,792	4,293	2,612	-	25,697
Segment operating profit (loss)	14,074	(4,055)	(346)	(616)	9,057

	Three Months Ended March 31, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$366,837	$47,543	$42,731	$-	$457,111
Intersegment net sales	18,141	3,823	4,353	-	26,317
Segment operating profit (loss)	12,513	(593)	(1,475)	(2,652)	7,793

UNIVERSAL FOREST PRODUCTS, INC.

I.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 28.1% in the first quarter of 2013 compared to 38.1% for same period of 2012.  In the first quarter of 2013, we recognized a tax benefit for research and development and certain other tax credits totaling approximately $700,000 relating to 2012. These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

J.	SUBSEQUENT EVENT

On April 17, 2013, our Board approved a semi-annual dividend of $0.20 per share, payable on June 15, 2013 to shareholders of record on June 1, 2013.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that design, manufacture and market wood and wood-alternative products for building materials retailers and wholesalers, structural lumber and other products for the manufactured housing and residential construction markets, and specialty wood packaging and components and packing materials for various industries. It has subsidiaries that provide framing services for the residential construction market in some parts of the country; that manufacture and market products used for concrete construction; and that offer lawn and garden products, such as trellises and arches, to retailers nationwide. Its consumer products operations offer a large portfolio of outdoor living products, including wood composite decking, decorative balusters, post caps and plastic lattice. Founded in 1955, Universal Forest Products is headquartered in Grand Rapids, Mich. Its subsidiaries operate facilities throughout North America. For more about Universal, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2013.

OVERVIEW

Our results for the first quarter of 2013 were impacted by the following:

Our sales increased 21% primarily due to an increase in lumber prices.  See “Historical Lumber Prices”.  Our unit sales increased in four of our five markets, including strong double digit increases in our commercial construction and concrete forming and residential construction markets. Our unit sales to the retail building materials market declined by approximately 10% primarily due to unfavorable weather.  We gained market share with retail customers during the quoting process for 2013 business and are optimistic we will report unit sales increases for the balance of the year.

UNIVERSAL FOREST PRODUCTS, INC.

•
National housing starts increased approximately 33% in the period of December 2012 through February 2013 (our sales trail housing starts by about a month), compared to the same period of 2012, while our unit sales increased 22% in the residential construction market.  Since the downturn in housing began, suppliers servicing this market have been challenged with significant excess capacity.  Consequently, pricing pressure has been intense resulting in several years of operating losses for many industry participants.  We have maintained our focus on profitability and cash flow by being selective in the business we take.  Consequently, our sales may trail the market from time to time.

•
Shipments of HUD code manufactured homes were up 3% in January and February 2013, compared to the same period of 2012, which helped drive our 8% increase in unit sales to this market. We also believe modular market activity has improved.  We have maintained our share of the manufactured housing market in the core product lines we offer.

•	The acquisition of two new operations since the first quarter of 2012 contributed a 6% increase in sales to our industrial customers.

•
Our operating profit percentage decreased to 1.6% from 1.7% comparing 2013 to 2012 primarily due to the higher level of lumber prices in the first quarter of 2013.  We generally price our products to earn a fixed profit per unit such that lumber costs are passed through to the customer.  Therefore, in periods of higher lumber prices our operating profit as a percentage of sales may decrease.  See “Historical Lumber Prices”.

•
In the first quarter of 2013, we recognized a tax benefit for research and development and certain other tax credits totaling approximately $700,000 relating to 2012. These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

•	Higher lumber prices have resulted in a substantial year over year increase in our working capital and debt levels.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2013	2012

January	$393	$281
February	409	286
March	436	300

First quarter average	$413	$289

First quarter percentage change	42.9%

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2013	2012

January	$397	$269
February	426	278
March	445	300

First quarter average	$423	$282

First quarter percentage change	50.0%

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

	Three Months Ended
	March 30, 2013	March 31, 2012

Net sales	100.0%	100.0%
Cost of goods sold	89.7	88.3
Gross profit	10.3	11.7
Selling, general, and administrative expenses	8.7	10.0
Net (gain) loss on disposition of assets, early retirement, and other impairment and exit charges	(0.0)	0.0
Earnings from operations	1.6	1.7
Other expense (income), net	0.2	0.2
Earnings before income taxes	1.4	1.6
Income taxes	0.4	0.6
Net earnings	1.0	1.0
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)
Net earnings attributable to controlling interest	0.9%	0.9%

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

•
Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

UNIVERSAL FOREST PRODUCTS, INC.

(in thousands)	Three Months Ended
Market Classification	March 30, 2013	March 31, 2012	% Change
Retail Building Materials	$205,716	$196,117	4.9
Industrial	160,457	133,670	20.0
Manufactured Housing	89,867	63,040	42.6
Residential Construction	74,307	51,807	43.4
Commercial Construction and Concrete Forming	30,355	19,715	54.0
Total Gross Sales	560,702	464,349	20.8
Sales Allowances	(6,208)	(7,238)
Total Net Sales	$554,494	$457,111	21.3

Gross sales in the first quarter of 2013 increased 21% compared to the same period of 2012, primarily due to the impact of the higher level of the Lumber Market on our selling prices.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market increased 5% in the first quarter of 2013 compared to the same period of 2012, primarily due to a 15% increase in selling prices due to higher lumber prices, offset by a 10% decrease in our overall unit sales.  Unit sales decreased primarily due to the weather in the first quarter of 2013.  Within this market, sales to our big box customers decreased 4% while our sales to other retailers increased 16%.  We gained market share with retail customers during the quoting process for 2013 business and are optimistic we will report unit sales increases for the balance of the year.

Industrial:

Gross sales to the industrial market increased 20% in the first quarter of 2013 compared to the same period of 2013, resulting from a 15% increase in selling prices due to the Lumber Market and a 5% increase in unit sales.  We acquired two new operations which contributed all of our growth in unit sales.

Manufactured Housing:

Gross sales to the manufactured housing market increased 43% in the first quarter of 2013 compared to 2012, primarily due to a 35% increase in selling prices due to the Lumber Market and an 8% increase in unit sales.  Shipments of HUD-code homes in January and February 2013 were up 3% compared to 2012 and we believe modular market activity also increased.

Residential Construction:

Gross sales to the residential construction market increased 43% in the first quarter of 2013 compared to the same period of 2012 due to an increase in lumber prices and a 22% increase in our unit sales.   By comparison, national housing starts increased approximately 33% in the period of December 2012 through February 2013 (our sales trail housing starts by about a month), compared to the same period of 2012.  Our sales growth may trail the market due to our focus on profitability and cash flow as this market is still challenged with excess capacity.

UNIVERSAL FOREST PRODUCTS, INC.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 54% in the first quarter of 2013 compared to the same period of 2012.  Within this market, sales to commercial builders increased 97% and sales of products used to make concrete forms increased 31%.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended
	March 30, 2013	March 31, 2012

Value-Added	57.1%	58.9%
Commodity-Based	42.9%	41.1%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage decreased to 10.3% from 11.7% comparing the first quarter of 2013 to the same period of 2012.  Our gross profit dollars increased by 7%, which is better than our 2% increase in unit sales.  Our lower gross profit percentage in 2013 reflects the impact the higher level of the Lumber Market this year compared to 2012.  The improvement in our profitability per unit reflects the benefit of selling into a rising Lumber Market during the quarter for most of our products.  This benefit was offset to some extent by the impact of rising lumber and labor costs in our turnkey framing operations.  See Historical Lumber Prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $2.5 million, or 5.4%, in the first quarter of 2013 compared to the same period of 2012, while we reported a 2% increase in unit sales.  The increase in SG&A was primarily due to increases in compensation and related expenses.  These increases were partially offset by a decrease in bad debt expense.

UNIVERSAL FOREST PRODUCTS, INC.

NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

In the first quarter of 2013, we had net gains on the sale or disposal of real estate and other property, plant and equipment totaling approximately $0.1 million.  In the first quarter of 2012, we incurred approximately $0.1 million of severance costs.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

We currently have 17 operations which are experiencing operating losses and negative cash flow for the first quarter of 2013.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $24.9 million as of March 30, 2013.  In addition, these operations had future fixed operating lease payments totaling $1.8 million as of March 30, 2013.

INTEREST, NET

Net interest costs were higher in the first quarter of 2013 compared to the same period of 2012, due to higher debt levels in 2013 resulting from the impact of higher lumber prices on working capital.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 28.1% in the first quarter of 2013 compared to 38.1% for same period of 2012.  The decrease in our effective tax rate is primarily due to research and development and certain other tax credits, primarily R&D, related to 2012 which Congress approved in 2013.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and operating profit by reportable segment.

UNIVERSAL FOREST PRODUCTS, INC.

	Net Sales			Segment Operating Profit
(in thousands)	Three Months Ended			Three Months Ended
	March 30, 2013	March 31, 2012	% Change	March 30, 2013	March 31, 2012	$ Change
Eastern and Western	$445,524	$366,837	21.5	$14,074	$12,513	1,561
Site-Built	58,150	47,543	22.3	(4,055)	(593)	(3,462)
All Other	50,820	42,731	18.9	(346)	(1,475)	1,129
Corporate1				(616)	(2,652)	2,036
Total	$554,494	$457,111	21.3	$9,057	$7,793	$1,264
1 Corporate represents unallocated administrative costs.

Eastern and Western

Net sales to the Eastern and Western reportable segment increased in the first quarter of 2013 compared to 2012 due to increased lumber prices and:
•	An increase in sales to the residential construction market due to an increase in housing starts.

•	An increase in commercial construction and concrete forming sales primarily due to market share gains.

•	An increase in manufactured housing sales due to an increase in industry production of HUD code homes.

•	Recently acquired businesses that serve the industrial market.

Operating profit for the Eastern and Western reportable segment increased in the first quarter of 2013 compared to 2012, primarily due to selling into a rising lumber market for much of the first quarter of 2013.

Site-Built

Net sales to the Site-Built reportable segment increased in the first quarter of 2013 compared to 2012 primarily due to increased lumber prices and an increase in housing starts.  Operating profit for the Site-Built reportable segment decreased in the first quarter of 2013 compared to 2012 primarily due to the impact of rising commodity and labor costs on construction contracts sold with a fixed price.

All Other

Net sales to all other segments increased 19% in the first quarter of 2013 compared to 2012, primarily due to lumber prices and:

•
An increase in sales to the manufactured housing market by our UFP Distribution operations, primarily due to an increase in industry production of HUD code homes and market share gains from adding new product lines.

•	An increase in sales to the industrial market by our Universal Pinelli partnership, which manufactures moulding and millwork products out of its plant in Durango, Durango Mexico.

UNIVERSAL FOREST PRODUCTS, INC.

Operating profit for all other segments increased in the first quarter of 2013 compared to 2012, primarily due to improved profitability of our Universal Consumer Products operations resulting from operational improvements and Pinelli Universal partnership due to rising lumber prices.  These factors were offset by additional development associated with our new Eovations product line.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012
Cash from operating activities		$(64,574)	$(44,821)
Cash from investing activities		(10,090)	(5,501)
Cash from financing activities		59,135	34,559
Effect of exchange rate changes on cash		217	176
Net change in cash and cash equivalents		(15,312)	(15,587)
Cash and cash equivalents, beginning of period		7,647	10,652
Cash overdraft, end of period	$	(7,665)	$(4,935)

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  In 2013, higher lumber prices caused our investment in accounts receivable and inventory to increase substantially, mitigating the favorable impact on cash flow in the third and fourth quarters that we would typically experience from seasonality.  For comparative purposes, we have included the March 31, 2012 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 55 days in the first three months of 2013 from 51 days in the first three months of 2012, due to a 2 day increase in our days supply of inventory, combined with a 2 day decrease in our days payable outstanding. In 2013, retail demand and weather were poor, resulting in weaker than expected unit sales and lower inventory turnover.  Conversely, in 2012, consumer demand and weather were unexpectedly good resulting in strong sales increases and higher inventory turnover.

Cash used in operating activities was $64.5 million in the first three months of 2013, which was comprised of net earnings of $5.8 million and $8.3 million of non-cash expenses, offset by a $78.6 million increase in working capital since the end of 2012.  Working capital at the end of March 2013 is higher than the end of March 2012 primarily due to the impact of higher lumber prices.

Capital expenditures were $8.1 million in the first three months of 2013.  We currently plan to spend up to $40 million in 2013, which includes outstanding purchase commitments on existing capital projects totaling approximately $28.8 million on March 30, 2013, primarily for expansion to support new product offerings and sales growth into new geographic markets.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities also included $8.6 million spent to acquire assets of Custom Caseworks, Inc. and Millry Mill Company, Inc. See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”.

On March 30, 2013, we had $70.5 million outstanding on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $28.7 million on March 30, 2013.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all of our covenant requirements on March 30, 2013.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note F, "Commitments, Contingencies, and Guarantees."

UNIVERSAL FOREST PRODUCTS, INC.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States.  These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures.  There have been no material changes in our policies or estimates since December 29, 2012.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 30, 2013 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended March 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

CCA Treated Lumber Products.  In connection with the chemical treatment of lumber products, certain of our affiliates market a modest amount of CCA (Chromated Copper Arsenate) treated products for permitted, non-residential applications.  From time to time, various special interests and environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products.   The wood preservation industry trade groups have been and are working with individual states and the regulatory agencies to provide an accurate, factual background that demonstrates that the present method of uses and disposal is scientifically supported.  While the level of activity in this area has diminished over time, our inability to market CCA treated products could impact our operations adversely.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

December 30 – February 2, 2013(1)				2,988,229
February 3 – March 2, 2013				2,988,229
March 3 – 30, 2013				2,988,229
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5.  Other Information.

None.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 6.   Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

14	Form of Code of Ethics for Senior Financial Officers.

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a compensatory arrangement.

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.

Date: April 30, 2013	By: /s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: April 30, 2013	By: /s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

14	Form of Code of Ethics for Senior Financial Officers.

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a compensatory arrangement.