Form 10-Q
period 2013-06-29
UNIVERSAL FOREST PRODUCTS INC
filed 2013-08-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 29, 2013
Common stock, no par value	19,893,513

UNIVERSAL FOREST PRODUCTS, INC.

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at June 29, 2013, December 29, 2012 and June 30, 2012.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Six Months Ended June 29, 2013 and June 30, 2012.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Six Months Ended June 29, 2013 and June 30, 2012.	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 29, 2013 and June 30, 2012.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults upon Senior Securities – NONE.	32

Item 4.	Mine Safety Disclosures – NONE.	32

Item 5.	Other Information – NONE.	32

Item 6.	Exhibits.	33

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	June 29,	December 29,	June 30,
	2013	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$7,647	$4,764
Restricted cash	753	6,831	553
Accounts receivable, net	270,949	163,225	212,038
Inventories:
Raw materials	140,731	136,201	116,895
Finished goods	112,823	106,979	90,661
Total inventories	253,554	243,180	207,556
Refundable income taxes		7,521	-
Deferred income taxes	9,188	9,212	9,694
Other current assets	20,302	15,557	14,411
TOTAL CURRENT ASSETS	554,746	453,173	449,016

DEFERRED INCOME TAXES	1,670	1,759	-
OTHER ASSETS	16,353	14,583	16,176
GOODWILL	161,516	159,316	157,836
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	6,914	8,101	9,491
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	568,011	543,595	537,273
Less accumulated depreciation and amortization	(334,238)	(322,327)	(319,495)
PROPERTY, PLANT AND EQUIPMENT, NET	233,773	221,268	217,778
TOTAL ASSETS	$977,312	$860,540	$852,637

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$3,407	$-	$-
Accounts payable	95,594	66,054	81,117
Accrued liabilities:
Compensation and benefits	37,216	34,728	35,592
Income taxes	5,419	-	5,401
Other	23,111	14,002	16,911
Current portion of long-term debt	-	-	40,000
TOTAL CURRENT LIABILITIES	164,747	114,784	179,021

LONG-TERM DEBT, less current portion	142,473	95,790	32,854
DEFERRED INCOME TAXES	24,842	24,930	20,034
OTHER LIABILITIES	17,358	17,511	16,654
TOTAL LIABILITIES	349,420	253,015	248,563

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,893,513, 19,799,606, and 19,735,289	$19,894	$19,800	$19,735
Additional paid-in capital	153,254	149,805	147,260
Retained earnings	443,913	426,887	428,573
Accumulated other comprehensive earnings	3,331	4,258	3,439
Employee stock notes receivable	(759)	(982)	(1,016)
Total controlling interest shareholders' equity	619,633	599,768	597,991
Noncontrolling interest	8,259	7,757	6,083
TOTAL SHAREHOLDERS' EQUITY	627,892	607,525	604,074
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$977,312	$860,540	$852,637

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

NET SALES	$738,436	$593,693	$1,292,930	$1,050,804

COST OF GOODS SOLD	658,220	521,618	1,155,535	925,063

GROSS PROFIT	80,216	72,075	137,395	125,741

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	53,102	49,434	101,329	95,212
NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES	(3)	(6,878)	(109)	(6,783)

EARNINGS FROM OPERATIONS	27,117	29,519	36,175	37,312

INTEREST EXPENSE	1,180	1,240	2,425	2,251
INTEREST INCOME	(157)	(321)	(304)	(562)
EQUITY IN EARNINGS OF INVESTEE	(92)	52	(134)	(10)
	931	971	1,987	1,679

EARNINGS BEFORE INCOME TAXES	26,186	28,548	34,188	35,633

INCOME TAXES	9,813	10,538	12,058	13,237

NET EARNINGS	16,373	18,010	22,130	22,396

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(601)	(501)	(1,133)	(732)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$15,772	$17,509	$20,997	$21,664

EARNINGS PER SHARE - BASIC	$0.79	$0.88	$1.05	$1.10

EARNINGS PER SHARE - DILUTED	$0.79	$0.88	$1.05	$1.10

COMPREHENSIVE INCOME	14,889	16,777	21,062	22,221

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(164)	(63)	(992)	(718)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERST	$14,725	$16,714	$20,070	$21,503

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulat- ed Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 31, 2011	$19,624	$143,988	$410,848	$3,600	$(1,255)	$5,794	$582,599
Net earnings			21,664			732	22,396
Foreign currency translation adjustment				(161)		(14)	(175)
Distributions to noncontrolling interest						(429)	(429)
Cash dividends - $0.200 per share			(3,946)				(3,946)
Issuance of 49,811 shares under employee stock plans	50	1,184					1,234
Issuance of 33,063 shares under stock grant programs	33	35	7				75
Issuance of 29,356 shares under deferred compensation plans	29	(29)					-
Tax benefits from non-qualified stock options exercised		129					129
Expense associated with share-based compensation arrangements		666					666
Accrued expense under deferred compensation plans		1,311					1,311
Notes receivable written-off	(1)	(24)			25		-
Payments received on employee stock notes receivable					214		214
Balance at June 30, 2012	$19,735	$147,260	$428,573	$3,439	$(1,016)	$6,083	$604,074

Balance at December 29, 2012	$19,800	$149,805	$426,887	$4,258	$(982)	$7,757	$607,525
Net earnings			20,997			1,133	22,130
Foreign currency translation adjustment				(927)		(141)	(1,068)
Distributions to noncontrolling interest						(490)	(490)
Cash dividends - $0.200 per share			(3,977)				(3,977)
Issuance of 27,006 shares under employee stock plans	27	667					694
Issuance of 31,951 shares under stock grant programs	32	(28)	6				10
Issuance of 37,107 shares under deferred compensation plans	37	(37)					-
Tax benefits from non-qualified stock options exercised		107					107
Expense associated with share-based compensation arrangements		1,073					1,073
Accrued expense under deferred compensation plans		1,740					1,740
Notes receivable written off	(2)	(73)			77		2
Payments received on employee stock notes receivable					146		146
Balance at June 29, 2013	$19,894	$153,254	$443,913	$3,331	$(759)	$8,259	$627,892

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,130	$22,396
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	14,459	14,430
Amortization of intangibles	1,324	1,506
Expense associated with share-based compensation arrangements	1,073	666
Excess tax benefits from share-based compensation arrangements	(6)	(26)
Expense associated with stock grant plans	36	75
Deferred income taxes	(79)	(1,133)
Equity in earnings of investee	(134)	(10)
Net gain on sale or impairment of property, plant and equipment	(141)	(6,932)
Changes in:
Accounts receivable	(108,893)	(84,576)
Inventories	(10,223)	(12,166)
Accounts payable	29,473	31,447
Accrued liabilities and other	22,064	14,684
NET CASH USED IN OPERATING ACTIVITIES	(28,917)	(19,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,532)	(15,760)
Proceeds from sale of property, plant and equipment	453	14,635
Acquisitions, net of cash received	(9,296)	(2,149)
Purchase of patents	-	(48)
Advances on notes receivable	(1,358)	(706)
Collections on notes receivable	749	755
Cash restricted as to use	6,078	(553)
Other, net	(37)	(187)
NET CASH USED IN INVESTING ACTIVITIES	(24,943)	(4,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	46,683	23,154
Repayment of long-term debt	-	(2,774)
Debt issuance costs	(11)	(85)
Proceeds from issuance of common stock	694	1,234
Distributions to noncontrolling interest	(490)	(429)
Dividends paid to sharesholders	(3,977)	(3,946)
Excess tax benefits from share-based compensation arrangements	6	26
Other, net	-	4
NET CASH FROM FINANCING ACTIVITIES	42,905	17,184

Effect of exchange rate changes on cash	(99)	(73)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,054)	(6,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,647	11,305

CASH (OVERDRAFT), END OF PERIOD	$(3,407)	$4,764

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$2,434	$2,079
Income taxes (refunded) paid	(910)	6,289

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$1,490	$1,008

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.

NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

In the second quarter of fiscal 2013, we changed our annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment from the last day of the fiscal year to the first day of the Company’s fourth fiscal quarter for all reporting units and indefinite-lived intangible assets. This voluntary change in accounting method is preferable under the circumstances because it will allow us more time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of our year-end reporting.  This change does not delay, accelerate or avoid an impairment charge. The change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.  There have been no other material changes in our policies or estimates since December 29, 2012.

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

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	June 29, 2013	June 30, 2012
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 2)	Total
Recurring:
Money market funds	$62	$99		$99
Mutual funds:
Domestic stock funds	706	568		568
International stock funds	541	442		442
Target funds	158	132		132
Bond funds	140	113		113
Total mutual funds	1,607	1,255		1,255
Non-recurring:
Property, plant and equipment			$600	600
	$1,607	$1,354	$600	$1,954

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

UNIVERSAL FOREST PRODUCTS, INC.

Our construction contracts are generally entered into with a fixed price and completion of the projects can range from 6 to 18 months in duration.  Therefore, our operating results are impacted by, among many other things, labor rates and commodity costs.  During the quarter, we updated our estimated costs to complete our projects using current labor and commodity costs and as a result of significant increases in these costs, our profits were adversely impacted.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 29, 2013	December 29, 2012	June 30, 2012

Cost and Earnings in Excess of Billings	$11,014	$4,981	$4,799
Billings in Excess of Cost and Earnings	3,757	2,020	3,227

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net earnings attributable to controlling interest	$15,772	$17,509	$20,997	$21,664
Adjustment for earnings allocated to non-vested restricted common stock	(157)	(148)	(202)	(184)
Net earnings for calculating EPS	$15,615	$17,361	$20,795	$21,480
Denominator:
Weighted average shares outstanding	19,951	19,787	19,919	19,761
Adjustment for non-vested restricted common stock	(199)	(173)	(192)	(169)
Shares for calculating basic EPS	19,752	19,614	19,727	19,592
Effect of dilutive stock options	34	29	36	24
Shares for calculating diluted EPS	19,786	19,643	19,763	19,616
Net earnings per share:
Basic	$0.79	$0.88	$1.05	$1.10
Diluted	$0.79	$0.88	$1.05	$1.10

No options were excluded from the computation of diluted EPS for the quarter ended June 29, 2013 or June 30, 2012.

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

	Three Months Ended June 29, 2013				Three Months Ended June 30, 2012
	Eastern and Western	Site-Built	All Other	Total	Eastern and Western	Site-Built	All Other	Total
Severances and early retirement	$8	$1	$3	$12	$26	$-	$2	$28
Property, plant and equipment	(64)	(16)	65	$(15)	(59)	(68)	129	2
Net gain on impairment or sale of real estate	-	-	-	-	(6,908)	-	-	(6,908)
Total	$(56)	$(15)	$68	$(3)	$(6,941)	$(68)	$131	$(6,878)

	Six Months Ended June 29, 2013				Six Months Ended June 30, 2012
	Eastern and Western	Site-Built	All Other	Total	Eastern and Western	Site-Built	All Other	Total
Severances and early retirement	$13	$1	$19	$33	$111	$1	$36	$148
Property, plant and equipment	(156)	29	(15)	(142)	(95)	(96)	170	(21)
Net gain on impairment or sale of real estate	-	-	-	-	(6,910)	-	-	(6,910)
Total	$(143)	$30	$5	$(109)	$(6,894)	$(95)	$206	$(6,783)

In the second quarter of 2012, we sold certain real estate in Fontana, CA for approximately $12.5 million and recognized a pre-tax gain of $7.2 million.

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

On a consolidated basis, we have reserved approximately $3.5 million on June 29, 2013 and $3.4 million on June 30, 2012, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on June 29, 2013, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 29, 2013, we had outstanding purchase commitments on capital projects of approximately $14.4 million.

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

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of June 29, 2013, we had approximately $30.9 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $21.0 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

UNIVERSAL FOREST PRODUCTS, INC.

On June 29, 2013, we had outstanding letters of credit totaling $28.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on June 29, 2013.

We did not enter into any new guarantee arrangements during the second quarter of 2013 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

G.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2013 and 2012 which were accounted for using the purchase method (in millions):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Premier Laminating Services, Inc. (“Premier Laminating”)	May 31, 2013	$0.7 (asset purchase)	$0.2	$0.5	Western Division	A business specialized in environmentally sustainable laminated wooden products. Facility is located in Perris, CA.
Millry Mill Company, Inc. (“Millry”)	February 28, 2013	$2.3 (asset purchase)	$0.1	$2.2	Eastern Division	A highly specialized export mill that produces rough dimension boards and lumber. Facility is located in Millry, AL.
Custom Caseworks, Inc. (“Custom Caseworks”)	December 31, 2012	$6.3 (asset purchase)	$2.0	$4.3	Western Division	A high-precision business-to-business manufacturer of engineered wood products in many commercial markets. Facility is located in Sauk Rapids, MN. Custom Caseworks had annual sales of $7 million.
Nepa Pallet and Container Co., Inc. (“Nepa”)	November 5, 2012	$16.2 (asset purchase)	$1.4	$14.8	Western Division	Manufactures pallets, containers and bins for agricultural and industrial customers. Facilities are located in Snohomish, Yakima and Wenatchee, WA. NEPA had trailing twelve month sales of $25 million.
MSR Forest Products, LLC (“MSR”)	May 16, 2012	$3.2 (asset purchase)	$1.1	$2.1	Distribution Division	Supplies roof trusses and cut-to-size lumber to manufactured housing customers. Facilities are located in Haleyville, AL and Waycross, GA. MSR had annual sales of $10 million.

The purchase price allocations for Premier Laminating, Millry, Custom Caseworks and Nepa are preliminary for the valuation of intangible assets and will be revised, as necessary, as final determinations of intangible fair value are completed.  The intangible assets for MSR were finalized and allocated to goodwill during the second quarter of 2013.

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

	Three Months Ended June 29, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$601,185	$73,860	$63,391	$-	$738,436
Intersegment net sales	29,140	4,469	4,335	-	37,944
Segment operating profit	21,710	2,225	1,258	1,924	27,117

	Three Months Ended June 30, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$476,065	$53,388	$64,240	$-	$593,693
Intersegment net sales	17,792	5,053	4,256	-	27,101
Segment operating profit	26,733	1,057	199	1,530	29,519

	Six Months Ended June 29, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,046,709	$132,011	$114,210	$-	$1,292,930
Intersegment net sales	47,932	8,762	6,946	-	63,640
Segment operating profit (loss)	35,783	(1,829)	913	1,308	36,175

UNIVERSAL FOREST PRODUCTS, INC.

	Six Months Ended June 30, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$842,903	$100,931	$106,970	$-	$1,050,804
Intersegment net sales	35,933	8,876	8,609	-	53,418
Segment operating profit (loss)	39,245	464	(1,275)	(1,122)	37,312

I.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.5% in the second quarter of 2013 compared to 36.9% for same period of 2012. Our effective tax rate was 35.3% in the first six months of 2013 compared to 37.1% for the same period of 2012.  The decrease in our effective tax rate is primarily due to research and development and certain other tax credits totaling approximately $700,000 relating to 2012.  These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

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

OVERVIEW

Our results for the second quarter of 2013 were impacted by the following:

Our sales increased 24% due to a 15% increase in prices due to the lumber market and a 9% increase in unit sales.  See “Historical Lumber Prices”.  Our unit sales increased in all five of our markets, with our strongest growth occurring in our construction and home building markets - commercial construction and concrete forming, residential construction, and manufactured housing. Our unit sales to the retail building materials market reported a slight increase of approximately 2% as we gained market share with retail customers during 2013 and our industrial market increased by 5% due to acquisitions we’ve recently completed.

UNIVERSAL FOREST PRODUCTS, INC.

•	National housing starts increased approximately 28% in the period of March 2013 through May 2013 (our sales trail housing starts by about a month), compared to the same period of 2012, while our unit sales increased 27% in the residential construction market. Since the downturn in housing began, suppliers servicing this market have been challenged with significant excess capacity. Consequently, pricing pressure has been intense resulting in several years of operating losses for many industry participants. We have maintained our focus on profitability and cash flow by being selective in the business we take. Consequently, our sales may trail the market from time to time.

•	Production of HUD code manufactured homes was up 11% during the second quarter of 2013, compared to the same period of 2012, which helped drive our 14% increase in unit sales to this market. We also believe modular market activity has improved. Our sales increased slightly more than the market as a result of share gains in our distribution business. We have maintained our share of the manufactured housing market in the core manufactured product lines we offer.

•	In June 2012, we sold a plant we had previously closed in Fontana CA and recorded a gain of approximately $7.2 million. Our net gain on the sale of Fontana and certain other properties was $6.9 million.

•	Higher lumber prices have resulted in a substantial year over year increase in our working capital and debt levels.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2013	2012
January	$393	$281
February	409	286
March	436	300
April	429	308
May	367	342
June	329	330

Second quarter average	$375	$327
Year-to-date average	394	308

Second quarter percentage change	14.7%
Year-to-date percentage change	27.9%

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2013	2012

January	$397	$269
February	426	278
March	445	300
April	436	314
May	383	341
June	355	314

Second quarter average	$391	$323
Year-to-date average	$407	$303

Second quarter percentage change	21.0%
Year-to-date percentage change	34.3%

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

	Three Months Ended		Six months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.1	87.9	89.4	88.0
Gross profit	10.9	12.1	10.6	12.0
Selling, general, and administrative expenses	7.2	8.3	7.8	9.0
Net (gain) loss on disposition of assets, early retirement, and other impairment and exit charges	-	(1.2)	-	(0.6)
Earnings from operations	3.7	5.0	2.8	3.6
Other expense (income), net	0.1	0.2	0.2	0.2
Earnings before income taxes	3.5	4.8	2.6	3.4
Income taxes	1.3	1.8	0.9	1.3
Net earnings	2.2	3.0	1.7	2.1
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	2.1%	2.9%	1.6%	2.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•	Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers.

•	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Retail Building Materials	$315,093	$279,187	12.9	$520,810	$475,304	9.6
Residential Construction	94,328	59,948	57.3	168,635	111,755	50.9
Commercial Construction and Concrete Forming	37,534	24,036	56.2	67,889	43,751	55.2
Industrial	193,369	160,277	20.6	353,826	293,947	20.4
Manufactured Housing	109,495	80,663	35.7	199,362	143,703	38.7
Total Gross Sales	749,819	604,111	24.1	1,310,522	1,068,460	22.7
Sales Allowances	(11,383)	(10,418)		(17,592)	(17,656)
Total Net Sales	$738,436	$593,693	24.4	$1,292,930	$1,050,804	23.0

Gross sales in the second quarter of 2013 increased 24% compared to the same period of 2012, due to a 15% increase in overall prices due to the higher level of the Lumber Market, which impacts our selling prices to customers in each of our markets, and a 9% increase in overall unit sales.

Gross sales in the first six months of 2013 increased 23% compared to the same period of 2012, due to higher lumber prices and a 6% increase in unit sales primarily resulting from improved demand related to new home construction.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market increased 13% in the second quarter of 2013 compared to the same period of 2012, primarily due to an 11% increase in selling prices and a 2% increase in our overall unit sales.  Within this market, sales to our big box customers increased 14% while our sales to other retailers increased 12%.  In addition, our unit sales improved sequentially within the quarter as the weather improved.

Gross sales to the retail building materials market increased 10% in the first six months of 2013 compared to the same period of 2012, primarily due to the same factors discussed above.  Within this market, sales to our big box customers increased 7% while our sales to other retailers increased 14%.  Our unit sales decreased 3% for the first six months of 2013.

Residential Construction:

Gross sales to the residential construction market increased 57% in the second quarter of 2013 compared to the same period of 2012 due to an increase in lumber prices and a 27% increase in our unit sales.   By comparison, national housing starts increased approximately 28% in the period of March 2013 through May 2013 (our sales typically trail housing starts by about a month), compared to the same period of 2012.  Our sales growth may trail the market from time to time due to our focus on profitability and cash flow as this market is still challenged with excess capacity resulting in pricing pressure from customers.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the residential construction market increased 51% in the first six months of 2013 compared to the same period of 2012, primarily due to the same factors discussed above.  Our unit sales increased 24% for the first six months of 2013.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 56% in the second quarter of 2013 compared to the same period of 2012.  Within this market, sales to commercial builders increased 103%, primarily due to new product sales in our Gulf region and sales of products used to make concrete forms increased 29%.

Gross sales to the commercial construction and concrete forming market increased 55% in the first six months of 2013 compared to the same period of 2012.  Within this market, sales to commercial builders increased 100%, and sales of products used to make concrete forms increased 30% due to our continued focus on growing our share of this market.

Industrial:

Gross sales to the industrial market increased 21% in the second quarter of 2013 compared to the same period of 2012, resulting from a 16% increase in selling prices and a 5% increase in unit sales.  We acquired two new operations which contributed all of our growth in unit sales.

Gross sales to the industrial market increased 20% in the first six months of 2013 compared to the same period of 2012, primarily due to the same factors discussed above.  Our unit sales increased 5% in the first six months of 2013.

Manufactured Housing:

Gross sales to the manufactured housing market increased 36% in the second quarter of 2013 compared to 2012, primarily due to a 22% increase in selling prices and a 14% increase in unit sales.  Production of HUD-code homes in the second quarter of 2013 increased 11% compared to 2012, and we believe modular market activity also increased.  Our unit sales increase exceeded the market due to share gains of our distribution business.

Gross sales to the manufactured housing market increased 39% in the first six months of 2013 compared to 2012, primarily due to the same factors discussed above.  Our unit sales increased 12% for the first six months of 2013.

UNIVERSAL FOREST PRODUCTS, INC.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Value-Added	57.8%	59.3%	57.5%	59.2%
Commodity-Based	42.2%	40.7%	42.5%	40.8%

The processes used to produce preservative treated lumber and its applications in the marketplace would suggest that it is a “value-added” product, but we have classified this product category as “commodity-based” as a result of its lower margin.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage decreased to 10.9% from 12.1% comparing the second quarter of 2013 to the same period of 2012.  However, our gross profit dollars increased by 11.3%, exceeding our 9% increase in unit sales.

Our lower gross profit percentage in 2013 is a result of the higher level of year over year lumber prices this year compared to 2012.  See Historical Lumber Prices.  If lumber prices had remained at the same level in 2013 as they were in 2012, we estimate that our gross profit percentage would have been approximately 12.5% in 2013, which compares favorably with our 12.1% gross profit percentage in 2012.

The improvement in our gross profit per unit and profitability this quarter resulted from our increase in unit sales combined with the operating leverage we have on our labor, overhead and outbound freight costs.  This favorable impact was offset to some extent by the significant sequential decline in lumber prices throughout the second quarter of 2013.  See Historical Lumber Prices.  Currently, the selling prices of most of our products reflect the Lumber Market at the time that they are shipped, while we have previously purchased and prepared the products for sale based on the anticipated needs of our customers.   Accordingly, in periods when the trend of lumber prices is declining, our gross profit per unit will decline.

Our gross profit percentage decreased to 10.6% from 12.0% comparing the first six months of 2013 to the same period of 2012.  However, our gross profit dollars increased by 9.3%, which compares favorably to our 6% increase in unit sales. This improvement is primarily due to the same factors discussed above.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $3.7 million, or 7.4%, in the second quarter of 2013 compared to the same period of 2012, while we reported a 9% increase in unit sales.  The increase in SG&A was primarily due to increases in wages  and certain incentive compensation tied to profitability and returns.  These increases were partially offset by a decrease in bad debt expense.

Selling, general and administrative ("SG&A") expenses increased by approximately $6.1 million, or 6.4%, in the first six months of 2013 compared to the same period of 2012, while we reported a 5% increase in unit sales.  SG&A expenses were impacted in the first six months of 2013 by the same factors discussed above.

NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

In the first six months of 2013, we had net gains on the sale of real estate and other property, plant and equipment totaling approximately $0.1 million.  In the first six months of 2012, we had net gains on the sale of real estate and other property, plant and equipment totaling approximately $6.9 million, which was offset by approximately $0.1 million of severance costs.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

We currently have 8 operations which are experiencing operating losses and negative cash flow for the first six months of 2013.  The net book value of the long-lived assets of these operations, which could be subject to an impairment charge in the future, was $18.4 million as of June 29, 2013.  In addition, these operations had future fixed operating lease payments totaling $0.5 million as of June 29, 2013.

INTEREST, NET
Net interest costs were higher in the second quarter and first six months of 2013 compared to the same period of 2012, due to higher debt levels in 2013 resulting from the impact of higher lumber prices on working capital.

UNIVERSAL FOREST PRODUCTS, INC.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.5% in the second quarter of 2013 compared to 36.9% for same period of 2012. Our effective tax rate was 35.3% in the first six months of 2013 compared to 37.1% for the same period of 2012.  The decrease in our year to date effective tax rate is primarily due to research and development and certain other tax credits related to 2012, which Congress approved in 2013.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and operating profit by reportable segment.

		Net Sales				Segment Operating Profit
(in thousands)		Three Months Ended				Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change	June 29, 2013	June 30, 2012	$ Change	% Change
Eastern and Western	$601,185	$476,065	$125,120	26.3%	$21,710	$26,733	$(5,023)	(18.8%)
Site-Built	73,860	53,388	20,472	38.3	2,225	1,057	1,168	110.5
All Other	63,391	64,240	(849)	(1.3)	1,258	199	1,059	532.2
Corporate[1]	-	-	-	-	1,924	1,530	394	25.8
Total	$738,436	$593,693	$144,743	24.4%	$27,117	$29,519	$(2,402)	(8.1%)

		Net Sales				Segment Operating Profit
(in thousands)		Six Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change	June 29, 2013	June 30, 2012	$ Change	% Change
Eastern and Western	$1,046,709	$842,903	$203,806	24.2%	$35,783	$39,245	$(3,462)	(8.8%)
Site-Built	132,011	100,931	31,080	30.8	(1,829)	464	(2,293)	(494.2)
All Other	114,210	106,970	7,240	6.8	913	(1,275)	2,188	171.6
Corporate[1]	-	-	-	-	1,308	(1,122)	2,430	216.6
Total	$1,292,930	$1,050,804	$242,126	23.0%	$36,175	$37,312	$(1,137)	(3.0%)

1Corporate primarily represents over (under) allocated administrative costs.

Eastern and Western

Net sales to the Eastern and Western reportable segment increased 26% in the second quarter of 2013 compared to 2012 and 24% in the first six months of 2013 compared to 2012, due to increased lumber prices and:
•	An increase in commercial construction and concrete forming sales primarily due to new products introduced in our Gulf region and other market share gains.

UNIVERSAL FOREST PRODUCTS, INC.

•	An increase in manufactured housing sales due to an increase in industry production of HUD code homes.
•	Recently acquired businesses that serve the industrial market.

Operating profit for the Eastern and Western reportable segment decreased in the second quarter and in the first six months of 2013, due to a $6.9 million net gain on the sale of real estate recorded in the prior year. Net of this gain, operating profits increased due to greater unit sales and operating leverage on labor and overhead costs, offset by the impact of the falling lumber market on gross profits from March through June of 2013.

Site-Built

Net sales to the Site-Built reportable segment increased 38% in the second quarter of 2013 compared to 2012 and 31% in the first six months of 2013 primarily due to increased lumber prices and an increase in housing starts.

Operating profit for the Site-Built reportable segment increased in the second quarter of 2013 compared to 2012, primarily due to an increase in unit sales and operating leverage on labor and overhead costs.  This was offset somewhat by a decline in profits of our turn-key framing operations primarily due to an unexpected rise in labor costs on certain projects.

 Operating profit for the Site-Built reportable segment decreased in the first six months of 2013 compared to 2012 primarily due to the impact of rising commodity and labor costs on construction contracts sold with a fixed price.

All Other

Net sales to all other segments decreased 1% in the second quarter of 2013 compared to 2012 primarily due to a decrease in our Universal Consumer Products operations, partially offset by improvements in our Pinelli Universal partnership and UFP Distribution operations.

Net sales increased 7% in the first six months of 2013, primarily due to:

•	An increase in sales by our UFP Distribution operations, primarily due to an increase in industry production of HUD code homes and market share gains from adding new product lines.
•	An increase in sales to the industrial market by our Pinelli Universal partnership, which manufactures moulding and millwork products out of its plant in Durango, Durango Mexico.
•	The increases above were offset somewhat by a decrease in sales by our Universal Consumer Products operations.

UNIVERSAL FOREST PRODUCTS, INC.

Operating profit for all other segments increased in the second quarter of 2013 compared to 2012, primarily due to improved profitability of our Universal Consumer Products operations resulting from operational improvements and our Pinelli Universal partnership due to higher lumber prices.  These factors were offset by additional development costs associated with our new Eovations product line.

Operating profit for all other segments increased in the first six months of 2013 compared to 2012 due to the same factors noted above.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 29, 2013		June 30, 2012
Cash used in operating activities		$(28,917)	$(19,639)
Cash used in investing activities		(24,943)	(4,013)
Cash from financing activities		42,905	17,184
Effect of exchange rate changes on cash		(99)	(73)
Net change in cash and cash equivalents		(11,054)	(6,541)
Cash and cash equivalents, beginning of period		7,647	11,305
Cash (cash overdraft), end of period	$	(3,407)	$4,764

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 30, 2012 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 49 days in the first six months of 2013 from 47 days in the first six months of 2012, due to a 1 day increase in our days supply of inventory, combined with a 1 day decrease in our days payable outstanding. In 2013, retail demand and weather were poor, resulting in weaker than expected unit sales and lower inventory turnover, particularly in our first quarter.  Conversely, in 2012, consumer demand and weather were unexpectedly good resulting in sales increases over anticipated levels and higher inventory turnover.

Cash used in operating activities was $28.9 million in the first six months of 2013, which was comprised of net earnings of $22.1 million and $16.6 million of non-cash expenses, offset by a $67.6 million increase in working capital since the end of 2012.  Working capital at the end of June 2013 is higher than the end of June 2012 primarily due to the impact of higher lumber prices and sales levels.  In June 2012, we sold real estate including a plant we previously closed in Fontana, CA and recorded a pre-tax gain of approximately $7.2 million with proceeds on the sale totaling approximately $12.5 million.

Capital expenditures were $21.5 million in the first six months of 2013.  We currently plan to spend up to $40 million in 2013, which includes outstanding purchase commitments on existing capital projects totaling approximately $14.4 million on June 29, 2013, primarily for expansion to support new product offerings and sales growth into new geographic markets.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities also included $9.3 million spent to acquire assets of Custom Caseworks, Inc., Millry Mill Company, Inc., and Premier Laminating Services, Inc.  See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”.  Cash held in escrow and classified as restricted cash at December 29, 2012 of $6.3 million was used to fund the Custom Caseworks, Inc. asset acquisition.

Operating and investing activities were supported through borrowings on our revolving credit facility.  On June 29, 2013, we had $57.8 million outstanding on our $265 million revolving credit facility compared to $23.3 million outstanding at June 30, 2012.  The increase was due to the impact of the higher Lumber Market on working capital.  The revolving credit facility also supports letters of credit totaling approximately $28.7 million on June 29, 2013.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on June 29, 2013.

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

In the second quarter of fiscal 2013, we changed our annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment from the last day of the fiscal year to the first day of the Company’s fourth fiscal quarter for all reporting units and indefinite-lived intangible assets. This voluntary change in accounting method is preferable under the circumstances because it will allow us more time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of our year-end reporting.  This change does not delay, accelerate or avoid an impairment charge. The change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

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

UNIVERSAL FOREST PRODUCTS, INC.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 29, 2013 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the quarter ended June 29, 2013, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

March 31 – May 4, 2013(1)				2,988,229
May 5 – June 1, 2013				2,988,229
June 2 – June 29, 2013				2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2011, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is approximately 3 million shares.

Item 5.  Other Information.

None.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

18.1         Preferability Letter of Ernst & Young LLP on change in date of annual goodwill and indefinite-lived intangible assets impairment testing performed by the Company.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: August 1, 2013	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 1, 2013	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

18.1         Preferability Letter of Ernst & Young LLP on change in date of annual goodwill and indefinite-lived intangible assets impairment testing performed by the Company.

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