Form 10-Q
period 2013-09-28
UNIVERSAL FOREST PRODUCTS INC
filed 2013-10-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 28, 2013
Common stock, no par value	19,900,066

UNIVERSAL FOREST PRODUCTS, INC.

Page No.

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 28, 2013, December 29, 2012 and September 29, 2012.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Nine Months Ended September 28, 2013 and September 29, 2012.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Nine Months Ended September 28, 2013 and September 29, 2012.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 28, 2013 and September 29, 2012.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.	32

Item 6.	Exhibits.	33

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	September 28,	December 29,	September 29,
	2013	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,151	$7,647	$4,355
Restricted cash	720	6,831	553
Accounts receivable, net	241,990	163,225	191,178
Inventories:
Raw materials	127,854	136,201	119,346
Finished goods	104,356	106,979	89,792
Total inventories	232,210	243,180	209,138
Refundable income taxes	-	7,521	1,266
Deferred income taxes	9,203	9,212	9,694
Other current assets	20,280	15,557	16,204
TOTAL CURRENT ASSETS	509,554	453,173	432,388

DEFERRED INCOME TAXES	1,696	1,759	-
OTHER ASSETS	12,615	14,583	14,918
GOODWILL	160,146	159,316	157,966
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	7,815	8,101	8,802
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	578,429	543,595	541,473
Less accumulated depreciation and amortization	(339,082)	(322,327)	(324,542)
PROPERTY, PLANT AND EQUIPMENT, NET	239,347	221,268	216,931
TOTAL ASSETS	$933,513	$860,540	$833,345

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,520	$66,054	$72,080
Accrued liabilities:
Compensation and benefits	45,651	34,728	39,743
Income taxes	6,269	-	-
Other	26,900	14,002	17,656
Current portion of long-term debt	-	-	40,000
TOTAL CURRENT LIABILITIES	164,340	114,784	169,479

LONG-TERM DEBT, less current portion	84,700	95,790	15,918
DEFERRED INCOME TAXES	24,861	24,930	19,889
OTHER LIABILITIES	16,211	17,511	16,342
TOTAL LIABILITIES	290,112	253,015	221,628

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,900,066, 19,799,606, and 19,790,414	$19,900	$19,800	$19,790
Additional paid-in capital	153,932	149,805	148,581
Retained earnings	458,005	426,887	432,772
Accumulated other comprehensive income	3,901	4,258	4,554
Employee stock notes receivable	(732)	(982)	(1,013)
Total controlling interest shareholders' equity	635,006	599,768	604,684
Noncontrolling interest	8,395	7,757	7,033
TOTAL SHAREHOLDERS' EQUITY	643,401	607,525	611,717
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$933,513	$860,540	$833,345

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

NET SALES	$651,780	$533,366	$1,944,711	$1,584,170

COST OF GOODS SOLD	573,491	478,139	1,729,027	1,403,202

GROSS PROFIT	78,289	55,227	215,684	180,968

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	53,020	45,186	154,348	140,070
ANTI-DUMPING DUTY ASSESSMENT	887	2,000	887	2,328
NET GAIN ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES	(145)	(269)	(253)	(7,052)

EARNINGS FROM OPERATIONS	24,527	8,310	60,702	45,622

INTEREST EXPENSE	1,159	968	3,584	3,219
INTEREST INCOME	(159)	(302)	(463)	(864)
EQUITY IN EARNINGS OF INVESTEE	(18)	(15)	(152)	(25)
	982	651	2,969	2,330

EARNINGS BEFORE INCOME TAXES	23,545	7,659	57,733	43,292

INCOME TAXES	8,530	2,903	20,589	16,140

NET EARNINGS	15,015	4,756	37,144	27,152

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(924)	(558)	(2,057)	(1,290)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$14,091	$4,198	$35,087	$25,862

EARNINGS PER SHARE - BASIC	$0.71	$0.21	$1.76	$1.31

EARNINGS PER SHARE - DILUTED	$0.71	$0.21	$1.76	$1.31

COMPREHENSIVE INCOME	15,767	6,269	36,828	28,490

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,106)	(956)	(2,098)	(1,674)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERST	$14,661	$5,313	$34,730	$26,816

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 31, 2011	$19,624	$143,988	$410,848	$3,600	$(1,255)	$5,794	$582,599
Net earnings			25,862			1,290	27,152
Foreign currency translation adjustment				954		384	1,338
Capital contribution from noncontrolling interest						436	436
Distributions to noncontrolling interest						(871)	(871)
Cash dividends - $0.200 per share			(3,946)				(3,946)
Issuance of 82,059 shares under employee stock plans	82	1,744					1,826
Issuance of 51,771 shares under stock grant programs	52	24	8				84
Issuance of 33,525 shares under deferred compensation plans	33	(33)					-
Tax benefits from non-qualified stock options exercised		307					307
Expense associated with share-based compensation arrangements		993					993
Accrued expense under deferred compensation plans		1,582					1,582
Notes receivable written-off	(1)	(24)			25		-
Payments received on employee stock notes receivable					217		217
Balance at September 29, 2012	$19,790	$148,581	$432,772	$4,554	$(1,013)	$7,033	$611,717

Balance at December 29, 2012	$19,800	$149,805	$426,887	$4,258	$(982)	$7,757	$607,525
Net earnings			35,087			2,057	37,144
Foreign currency translation adjustment				(357)		41	(316)
Distributions to noncontrolling interest						(1,460)	(1,460)
Cash dividends - $0.200 per share			(3,977)				(3,977)
Issuance of 31,341 shares under employee stock plans	31	808					839
Issuance of 30,650 shares under stock grant programs	31	10	8				49
Issuance of 41,019 shares under deferred compensation plans	41	(41)					-
Tax benefits from non-qualified stock options exercised		109					109
Expense associated with share-based compensation arrangements		1,442					1,442
Accrued expense under deferred compensation plans		1,897					1,897
Notes receivable written off	(3)	(98)			105		4
Payments received on employee stock notes receivable					145		145
Balance at September 28, 2013	$19,900	$153,932	$458,005	$3,901	$(732)	$8,395	$643,401

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$37,144	$27,152
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	22,333	22,154
Amortization of intangibles	1,880	2,218
Expense associated with share-based compensation arrangements	1,491	1,078
Excess tax benefits from share-based compensation arrangements	(8)	(73)
Loss reserve for notes receivable	-	767
Deferred income taxes	(83)	(1,223)
Equity in earnings of investee	(152)	(25)
Net gain on sale or impairment of property, plant and equipment	(195)	(7,228)
Changes in:
Accounts receivable	(79,849)	(63,466)
Inventories	11,261	(13,483)
Accounts payable	19,336	22,285
Accrued liabilities and other	34,580	12,343
NET CASH FROM OPERATING ACTIVITIES	47,738	2,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,108)	(22,187)
Proceeds from sale of property, plant and equipment	1,261	15,092
Acquisitions, net of cash received	(9,296)	(2,149)
Purchase of patents	-	(95)
Advances on notes receivable	(1,990)	(1,157)
Collections on notes receivable	1,441	915
Cash restricted as to use	6,111	(553)
Other, net	28	(387)
NET CASH USED IN INVESTING ACTIVITIES	(34,553)	(10,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities	(11,090)	6,217
Repayment of long-term debt	-	(2,773)
Debt issuance costs	(15)	(86)
Proceeds from issuance of common stock	839	1,826
Distributions to noncontrolling interest	(1,460)	(871)
Capital contribution from noncontrolling interest	-	281
Dividends paid to sharesholders	(3,977)	(3,946)
Excess tax benefits from share-based compensation arrangements	8	73
Other, net	-	4
NET CASH FROM (USED IN) FINANCING ACTIVITIES	(15,695)	725

Effect of exchange rate changes on cash	14	347
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,496)	(6,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,647	11,305

CASH, END OF PERIOD	$5,151	$4,355

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$2,850	$2,498
Income taxes paid	6,780	15,797

NON-CASH INVESTING ACTIVITIES
Accounts receivable exchanged for notes receivable	1,635	-
Notes receivable exchanged for property	3,900	-

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	1,647	1,161

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

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	September 28, 2013	September 29, 2012
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Recurring:
Money market funds	$62	$84
Mutual funds:
Domestic stock funds	725	597
International stock funds	535	473
Target funds	159	141
Bond funds	135	116
Total mutual funds	1,554	1,327
	$1,616	$1,411

We maintain money market and mutual funds in our non-qualified deferred compensation plan.  These funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at September 28, 2013 or September 29, 2012.

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

UNIVERSAL FOREST PRODUCTS, INC.

Our construction contracts are generally entered into with a fixed price and completion of the projects can range from 6 to 18 months in duration.  Therefore, our operating results are impacted by, among many other things, labor rates and commodity costs.  During the quarter, we updated our estimated costs to complete our projects using current labor and commodity costs and recognized losses to the extent that they exist.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 28, 2013	December 29, 2012	September 29, 2012

Cost and Earnings in Excess of Billings	$9,640	$4,981	$5,971
Billings in Excess of Cost and Earnings	2,655	2,020	3,232

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net earnings attributable to controlling interest	$14,091	$4,198	$35,087	$25,862
Adjustment for earnings allocated to non-vested restricted common stock	(134)	(38)	(338)	(225)
Net earnings for calculating EPS	$13,957	$4,160	$34,749	$25,637
Denominator:
Weighted average shares outstanding	19,965	19,827	19,916	19,783
Adjustment for non-vested restricted common stock	(190)	(178)	(192)	(172)
Shares for calculating basic EPS	19,775	19,649	19,724	19,611
Effect of dilutive stock options	25	25	39	19
Shares for calculating diluted EPS	19,800	19,674	19,763	19,630
Net earnings per share:
Basic	$0.71	$0.21	$1.76	$1.31
Diluted	$0.71	$0.21	$1.76	$1.31

No options were excluded from the computation of diluted EPS for the quarter ended September 28, 2013 or September 29, 2012.

UNIVERSAL FOREST PRODUCTS, INC.

No options were excluded from the computation of diluted EPS for the nine months ended September 28, 2013.  Options to purchase 10,000 shares were not included in the computation of diluted EPS for the nine months ended September 29, 2012 because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore would be antidilutive.

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

	Three Months Ended September 28, 2013				Three Months Ended September 29, 2012
	Eastern and Western	Site-Built	All Other	Total	Eastern and Western	Site-Built	All Other	Total
Severances and early retirement	$22	$-	$18	$40	$24	$-	$4	$28
Plant and equipment	(43)	-	(12)	(55)	(133)	(53)	(111)	(297)
Net gain on sale of real estate	-	(130)	-	(130)	-	-	-	-
Total	$(21)	$(130)	$6	$(145)	$(109)	$(53)	$(107)	$(269)

	Nine Months Ended September 28, 2013				Nine Months Ended September 29, 2012
	Eastern and Western	Site-Built	All Other	Total	Eastern and Western	Site-Built	All Other	Total
Severances and early retirement	$35	$1	$36	$72	$134	$2	$40	$176
Plant and equipment	(199)	29	(25)	(195)	(228)	(150)	60	(318)
Net gain on sale of real estate	-	(130)	-	(130)	(6,910)	-	-	(6,910)
Total	$(164)	$(100)	$11	$(253)	$(7,004)	$(148)	$100	$(7,052)

In the second quarter of 2012, we sold certain real estate in Fontana, CA for approximately $12.5 million and recognized a pre-tax gain of a $7.2 million.

UNIVERSAL FOREST PRODUCTS, INC.

F.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

We own and operate a number of facilities throughout the United States that chemically treat lumber products.  In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses.  Environmental reserves, have been established to cover remediation activities at our affiliates’ wood preservation facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; Janesville, WI; and Medley, FL. In addition, a reserve was established for our affiliate’s facility in Thornton, CA to remove certain lead containing materials which existed on the property at the time of purchase.  During 2009, a subsidiary entered into a consent order with the State of Florida to conduct additional testing at the Auburndale, FL facility. We admitted no liability and the costs are not expected to be material.

On a consolidated basis, we have reserved approximately $3.5 million on September 28, 2013 and $3.4 million on September 29, 2012, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In the third quarter of 2013, we accrued $0.9 million related to anti-dumping duty assessments estimated on plywood and steel nails imported from China.  We continue to work with US Customs and Border Protection to mitigate potential charges.

In the third quarter of 2012, we recorded a $2 million loss contingency for a Canadian anti-dumping duty.  The Canadian government imposed retroactive assessments for antidumping and countervailing duties to certain extruded aluminum products imported from China.  We continue to work with the government to clarify the applicability of these rules to our products.  This duty is unrelated to the 2013 duty assessment disclosed above.

We are currently undergoing an unclaimed property audit with the state of Michigan covering the period July 1, 1994 to present.  We anticipate that the audit will be completed during 2014.

In addition, on September 28, 2013, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

UNIVERSAL FOREST PRODUCTS, INC.

On September 28, 2013, we had outstanding purchase commitments on capital projects of approximately $12.3 million.

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

In certain cases we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of September 28, 2013, we had approximately $32.2 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $17.7 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On September 28, 2013, we had outstanding letters of credit totaling $26.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts.  We currently have irrevocable letters of credit outstanding totaling approximately $16.7 million for these types of insurance arrangements.  We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

UNIVERSAL FOREST PRODUCTS, INC.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on September 28, 2013.

We did not enter into any new guarantee arrangements during the third quarter of 2013 which would require us to recognize a liability on our balance sheet.

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

UNIVERSAL FOREST PRODUCTS, INC.

The intangible assets for each of the acquisitions were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2013.  This resulted in a $1.4 million reclassification from goodwill to amortizable intangible asset accounts.

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

	Three Months Ended September 28, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$523,364	$70,579	$57,837	$-	$651,780
Intersegment net sales	21,246	4,406	2,968	-	28,620
Segment operating profit	18,628	3,993	630	1,276	24,527

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended September 29, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$425,260	$59,630	$48,476	$-	$533,366
Intersegment net sales	13,455	5,040	3,009	-	21,504
Segment operating profit (loss)	6,149	394	(2,874)	4,641	8,310

	Nine Months Ended September 28, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,570,073	$202,590	$172,048	$-	$1,944,711
Intersegment net sales	69,179	13,168	9,913	-	92,260
Segment operating profit	54,412	2,163	1,543	2,584	60,702

	Nine Months Ended September 29, 2012
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,268,162	$160,561	$155,447	$-	$1,584,170
Intersegment net sales	49,387	13,916	11,619	-	74,922
Segment operating profit (loss)	45,395	858	(4,150)	3,519	45,622

I.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 36.2% in the third quarter of 2013 compared to 37.9% for same period of 2012. Our effective tax rate was 35.7% in the first nine months of 2013 compared to 37.3% for the same period of 2012.  The decrease in our effective tax rate is primarily due to 2012 and 2013 research and development and certain other tax credits that were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

J.	SUBSEQUENT EVENTS

On October 16, 2013, our Board approved a semi-annual dividend of $0.21 per share, payable on December 15, 2013 to shareholders of record on December 1, 2013.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the first three quarters of 2013.

OVERVIEW

Our results for the third quarter of 2013 were impacted by the following:

Our sales increased 22% due to a 9% increase in prices due to the lumber market and a 13% increase in unit sales.  See “Historical Lumber Prices”.  Our unit sales increased in all five market classifications, with our strongest growth occurring in our construction and home building markets - commercial construction and concrete forming, residential construction, and manufactured housing. Our unit sales to the retail building materials market reported an increase of approximately 12% as we continue to gain market share with retail customers during 2013 and our industrial market increased by 12%, in part, due to recent acquisitions.

UNIVERSAL FOREST PRODUCTS, INC.

•	National housing starts increased approximately 15% in the period of June 2013 through August 2013 (our sales trail housing starts by about a month), compared to the same period of 2012, while our unit sales increased 12% in the residential construction market. Since the downturn in housing began, suppliers servicing this market have been challenged with significant excess capacity. Consequently, pricing pressure has been intense resulting in several years of operating losses for many industry participants. We have maintained our focus on profitability and cash flow by being selective in the business we take. Consequently, our sales may trail the market from time to time.

•	Production of HUD code manufactured homes was up 9% during the third quarter of 2013, compared to the same period of 2012, which helped drive our 9% increase in unit sales to this market. We also believe modular market activity has improved. We believe we’ve maintained our share of the manufactured housing market in the core manufactured product lines we offer.

•
In the third quarter of 2013, we accrued $0.9 million related to anti-dumping duty assessments estimated on plywood and steel nails imported from China.  In the third quarter of 2012, we recorded a $2.0 million loss contingency for a Canadian anti-dumping duty. The Canadian government has imposed retroactive assessments for antidumping and countervailing duties tied to certain extruded aluminum products imported from China.  We continue to work with the applicable government agencies to clarify the applicability of these rules to our products.

•	Our profitability has improved primarily due to a combination of higher unit sales and operating leverage we have in the cost structure of our business.

•	Higher unit sales and lumber prices have resulted in a substantial year over year increase in our working capital and debt levels.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2013	2012

January	$393	$281
February	409	286
March	436	300
April	429	308
May	367	342
June	329	330
July	343	323
August	353	340
September	368	332

Third quarter average	$355	$332
Year-to-date average	381	316

Third quarter percentage change	6.9%
Year-to-date percentage change	20.6%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise up to 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2013	2012

January	$397	$269
February	426	278
March	445	300
April	436	314
May	383	341
June	355	314
July	366	300
August	364	315
September	360	319

Third quarter average	$363	$311
Year-to-date average	$392	$306

Third quarter percentage change	16.7%
Year-to-date percentage change	28.1%

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

Below is a general description of the primary ways in which our products are priced.

•	Products with fixed selling prices. These products include value-added products such as decking and fencing sold to retail building materials customers, as well as trusses, wall panels and other components sold to the residential construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers for these sales commitments. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

•	Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers' needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices. As a result of the decline in the housing market and our sales to residential and commercial builders, a greater percentage of our sales fall into this general pricing category. Consequently, we believe our profitability may be impacted to a much greater extent to changes in the trend of lumber prices.

UNIVERSAL FOREST PRODUCTS, INC.

Changes in the trend of lumber prices have their greatest impact on the following products:

•	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 20% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)

•	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family and commercial construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.

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

	Three Months Ended		Nine months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.0	89.6	88.9	88.6
Gross profit	12.0	10.4	11.1	11.4
Selling, general, and administrative expenses	8.1	8.5	7.9	8.8
Anti-dumping duty assessment	0.1	0.4	0.1	0.2
Net gain on disposition of assets,early retirement, and other impairment and exit charges	-	-	-	(0.5)
Earnings from operations	3.8	1.6	3.1	2.9
Other expense, net	0.1	0.1	0.1	0.2
Earnings before income taxes	3.6	1.4	3.0	2.7
Income taxes	1.3	0.5	1.1	1.0
Net earnings	2.3	0.9	1.9	1.7
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	2.2%	0.8%	1.8%	1.6%

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Value-Added	59.1%	58.4%	58.1%	58.9%
Commodity-Based	40.9%	41.6%	41.9%	41.1%

The processes used to produce preservative treated lumber and its applications in the marketplace would suggest that it is a “value-added” product, but we have classified this product category as “commodity-based” as a result of its lower margin.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Retail Building Materials	$247,002	$203,126	21.6	$767,810	$678,408	13.2
Industrial	187,253	155,048	20.8	541,079	449,017	20.5

Residential Construction	89,692	69,378	29.3	258,328	181,148	42.6
Commercial Construction and Concrete Forming	36,737	24,217	51.7	104,627	67,954	54.0
Manufactured Housing	99,976	89,026	12.3	299,338	232,729	28.6
Housing and Construction	226,405	182,621	24.0	662,293	481,831	37.5
Total Gross Sales	660,660	540,795	22.2	1,971,182	1,609,256	22.5
Sales Allowances	(8,880)	(7,429)		(26,471)	(25,086)
Total Net Sales	$651,780	$533,366	22.2	$1,944,711	$1,584,170	22.8

Gross sales in the third quarter of 2013 increased 22% compared to the same period of 2012, due to a 9% increase in overall prices primarily resulting from the higher level of the Lumber Market, which impacts our selling prices to customers in each of our markets, and a 13% increase in overall unit sales.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales in the first nine months of 2013 increased 22% compared to the same period of 2012, due to higher lumber prices and an 8% increase in unit sales.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market increased 22% in the third quarter of 2013 compared to the same period of 2012, due to a 10% increase in selling prices and a 12% increase in our overall unit sales.  Within this market, sales to our big box customers increased 28% while our sales to other retailers increased 15%.  Our increase in unit sales is due to a combination of an increase in market share and improved consumer spending as evidenced by higher same store sales growth reported by our big box customers.

Gross sales to the retail building materials market increased 13% in the first nine months of 2013 compared to the same period of 2012.  Within this market, sales to our big box customers increased 12% while our sales to other retailers increased 14%.  Our unit sales increased 1% for the first nine months of 2013.  Sequentially, our sales growth has improved since May of 2013 as weather in many regions of the country improved.

Industrial:

Gross sales to the industrial market increased 21% in the third quarter of 2013 compared to the same period of 2013, resulting from a 9% increase in selling prices and a 12% increase in unit sales.  We acquired two new operations which contributed to our growth in unit sales.

Gross sales to the industrial market increased 21% in the first nine months of 2013 compared to the same period of 2012, primarily due to the same factors discussed above.  Our unit sales increased 8% in the first nine months of 2013.

Residential Construction:

Gross sales to the residential construction market increased 29% in the third quarter of 2013 compared to the same period of 2012 due to an increase in lumber prices and a 12% increase in our unit sales.   By comparison, national housing starts increased approximately 15% in the period of June 2013 through August 2013 (our sales typically trail housing starts by about a month), compared to the same period of 2012.  Our sales growth may trail the market from time to time due to our focus on profitability and cash flow as this market is still challenged with excess capacity resulting in pricing pressure from customers.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the residential construction market increased 43% in the first nine months of 2013 compared to the same period of 2012, primarily due to the same factors discussed above.  Our unit sales increased 20% for the first nine months of 2013.  By comparison, national housing starts increased approximately 23% in the first nine months of 2013.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased 52% in the third quarter of 2013 compared to the same period of 2012 due to a 42% increase in unit sales and a 10% increase in selling prices.  Within this market, sales to commercial builders increased 71%, primarily due to new product sales in our Gulf region, and sales of products used to make concrete forms increased 40%.

Gross sales to the commercial construction and concrete forming market increased 54% in the first nine months of 2013 compared to the same period of 2012 due to a 40% increase in unit sales and a 14% increase in selling prices.  Within this market, sales to commercial builders increased 90%, and sales of products used to make concrete forms increased 33% due to our continued focus on growing our share of this market.

Industrial:

Gross sales to the industrial market increased 21% in the third quarter of 2013 compared to the same period of 2013, resulting from a 9% increase in selling prices and a 12% increase in unit sales.  We acquired two new operations which contributed to our growth in unit sales.

Gross sales to the industrial market increased 21% in the first nine months of 2013 compared to the same period of 2012, primarily due to the same factors discussed above.  Our unit sales increased 8% in the first nine months of 2013.

Manufactured Housing:

Gross sales to the manufactured housing market increased 12% in the third quarter of 2013 compared to 2012, primarily due to an increase in unit sales and a slight increase in selling prices due to the lumber market.  Production of HUD-code homes in the third quarter of 2013 increased 9% compared to 2012, and we believe modular market activity also increased.

Gross sales to the manufactured housing market increased 29% in the first nine months of 2013 compared to 2012, primarily due to the same factors discussed above.  Our selling price increased 18% and our unit sales increased 11% for the first nine months of 2013.  By comparison, year to date production of HUD-code homes increased 6%.

UNIVERSAL FOREST PRODUCTS, INC.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 12.0% from 10.4% comparing the third quarter of 2013 to the same period of 2012.  In addition, our gross profit dollars increased by 41.8%, exceeding our 13% increase in unit sales.

The improvement in our gross profit per unit and profitability this quarter resulted from our increase in unit sales combined with the operating leverage we have on our labor, overhead and outbound freight costs, as well as a decrease in our material costs as a percentage of sales to our residential construction and industrial customers as a result of the recent trend in lumber prices.  Products sold to these customers are generally sold on a fixed price held open for a specified period of time.

Our gross profit percentage decreased to 11.1% from 11.4% comparing the first nine months of 2013 to the same period of 2012 due to the higher level of lumber prices.  See Historical Lumber Prices.  Our gross profit dollars increased by 19.2%, which compares favorably to our 8% increase in unit sales. This improvement is primarily due to the combination of higher unit sales and operating leverage we have in the cost structure of our plants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $7.8 million, or 17.3%, in the third quarter of 2013 compared to the same period of 2012, while we reported a 13% increase in unit sales.  The increase in SG&A was primarily due to increases in wages and certain incentive compensation tied to profitability and returns.

Selling, general and administrative ("SG&A") expenses increased by approximately $14.3 million, or 10.2%, in the first nine months of 2013 compared to the same period of 2012, while we reported an 8% increase in unit sales.  SG&A expenses were impacted in the first nine months of 2013 by the same factors discussed above.

ANTI-DUMPING DUTY ASSESSMENTS

In the third quarter of 2013, we recorded $0.9 million related to estimated anti-dumping duty charges from the U.S Customs and Border Protection on certain products we imported from China.  We continue to work with the government to mitigate potential charges.

In the third quarter of 2012, we recorded a $2.0 million loss contingency for a Canadian anti-dumping duty which represents the maximum amount of our exposure.  The Canadian government imposed retroactive assessments for antidumping and countervailing duties tied to certain extruded aluminum products imported from China. We continue to work with the government to clarify the applicability of these rules to our products.

UNIVERSAL FOREST PRODUCTS, INC.

NET (GAIN) LOSS ON DISPOSITION OF ASSETS, EARLY RETIREMENT AND OTHER IMPAIRMENT AND EXIT CHARGES

In the first nine months of 2013, we had net gains on the sale of property, plant and equipment totaling approximately $0.3 million.

In the first nine months of 2012, we incurred approximately $0.2 million of severance costs which were offset by net gains on the sale or disposal of property, plant and equipment totaling approximately $7.2 million.

We regularly review the performance of each our operations and make decisions to permanently or temporarily close operations based on a variety of factors including:

•	Current and projected earnings, cash flow and return on investment
•	Current and projected market demand
•	Market share
•	Competitive factors
•	Future growth opportunities
•	Personnel and management

INTEREST, NET

Net interest costs were higher in the third quarter and first nine months of 2013 compared to the same period of 2012, due to higher debt levels in 2013 resulting from the impact of higher lumber prices and greater sales volumes on working capital.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 36.2% in the third quarter of 2013 compared to 37.9% for same period of 2012. Our effective tax rate was 35.7% in the first nine months of 2013 compared to 37.3% for the same period of 2012. The decrease in our year to date effective tax rate is primarily due to research and development and certain other tax credits related to 2012, which Congress approved in 2013, and a decrease in our state income tax rate as our pre-tax profits have improved.

UNIVERSAL FOREST PRODUCTS, INC.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and operating profit by reportable segment.

		Net Sales				Segment Operating Profit
(in thousands)		Three Months Ended				Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change	September 28, 2013	September 29, 2012	$ Change	% Change
Eastern and Western	$523,364	$425,260	$98,104	23.1%	$18,628	$6,149	$12,479	202.9%
Site-Built	70,579	59,630	10,949	18.4	3,993	394	3,599	913.5
All Other	57,837	48,476	9,361	19.3	630	(2,874)	3,504	121.9
Corporate[1]	-	-	-	-	1,276	4,641	(3,365)	(72.5)
Total	$651,780	$533,366	$118,414	22.2%	$24,527	$8,310	$16,217	195.2%

		Net Sales				Segment Operating Profit
(in thousands)		Nine Months Ended				Nine Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change	September 28, 2013	September 29, 2012	$ Change	% Change
Eastern and Western	$1,570,073	$1,268,162	$301,911	23.8%	$54,412	$45,395	$9,017	19.9%
Site-Built	202,590	160,561	42,029	26.2	2,163	858	1,305	152.1
All Other	172,048	155,447	16,601	10.7	1,543	(4,150)	5,693	137.2
Corporate[1]	-	-	-	-	2,584	3,519	(935)	(26.6)
Total	$1,944,711	$1,584,170	$360,541	22.8%	$60,702	$45,622	$15,080	33.1%

1Corporate primarily represents over (under) allocated administrative costs.

Eastern and Western

Net sales to the Eastern and Western reportable segment increased in the third quarter of 2013 compared to 2012 and in the first nine months of 2013 compared to 2012, due to increased lumber prices and:

•	An increase in commercial construction and concrete forming sales primarily due to new products introduced in our Gulf region and other market share gains.
•	An increase in manufactured housing sales due to an increase in industry production of HUD code homes.
•	Recently acquired businesses that serve the industrial market.
•	An increase in sales to retail customers since May as weather and consumer spending improved and due to market share gains.

Operating profit for the Eastern and Western reportable segment increased in the third quarter and in the first nine months of 2013 primarily due to greater unit sales and operating leverage on labor and overhead costs.  In addition, operating profits were impacted in 2012 by a $6.9 million net gain on the sale of real estate.

Site-Built

Net sales to the Site-Built reportable segment increased in the third quarter and in the first nine months of 2013 compared to the same periods of 2012, primarily due to increased lumber prices and an increase in housing starts.

UNIVERSAL FOREST PRODUCTS, INC.

Operating profit for the Site-Built reportable segment increased in the third quarter of 2013 and first nine months of 2013, primarily due to an increase in unit sales and operating leverage on labor and overhead costs.  The year to date profits of our turn-key framing operations were adversely impacted by an unexpected rise in labor costs early in the year on certain projects, which offset some of the favorable impact of higher unit sales discussed above.

All Other

Net sales to all other segments increased in the third quarter and first nine months of 2013 compared to 2012 primarily due:

•	An increase in sales to the manufactured housing market by our UFP Distribution operations, primarily due to an increase in industry production of HUD code homes and market share gains from adding new product lines.
•	An increase in sales to the industrial market by our Pinelli Universal partnership, which manufactures moulding and millwork products out of its plant in Durango, Durango Mexico.
•	An increase in sales by our Universal Consumer Products operations.

Operating profit for all other segments increased in the third quarter and first nine months of 2013 compared to 2012, primarily due to improved profitability of our Universal Consumer Products operations resulting from operational improvements and our Pinelli Universal partnership due to the higher level of lumber prices.  These factors were partially offset by additional development costs associated with our new Eovations product line.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash from operating activities	$47,738	2,499
Cash used in investing activities	(34,553)	(10,521)
Cash from (used in) financing activities	(15,695)	725
Effect of exchange rate changes on cash	14	347
Net change in cash and cash equivalents	(2,496)	(6,950)
Cash and cash equivalents, beginning of period	7,647	$11,305
Cash, end of period	$5,151	$4,355

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the September 29, 2012 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 47 days in the first nine months of 2013 from 46 days in the first nine months of 2012, due to a 1 day decrease in our days payable outstanding.

Cash provided by operating activities was $47.7 million in the first nine months of 2013, which was comprised of net earnings of $37.1 million and $25.3 million of non-cash expenses, offset by a $14.7 million increase in working capital since the end of 2012.  Working capital at the end of September 2013 is higher than the end of September 2012 primarily due to the impact of higher lumber prices and sales levels.

Capital expenditures were $32.1 million in the first nine months of 2013.  We currently plan to spend up to $40 million in 2013, which includes outstanding purchase commitments on existing capital projects totaling approximately $12.3 million on September 28, 2013, primarily for expansion to support new product offerings and sales growth into new geographic markets.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities also included $9.3 million spent to acquire assets of Custom Caseworks, Inc., Millry Mill Company, Inc., and Premier Laminating Services, Inc.  See Notes to Unaudited Consolidated Condensed Financial Statements, Note G “Business Combinations”.  Cash held in escrow and classified as restricted cash at December 29, 2012 of $6.3 million was used to fund the Custom Caseworks, Inc. asset acquisition.  Additionally, in the second quarter of 2012, we sold real estate including a plant we previously closed in Fontana, CA and recorded a pre-tax gain of approximately $7.2 million with proceeds on the sale totaling approximately $12.5 million.

UNIVERSAL FOREST PRODUCTS, INC.

Operating and investing activities were supported through borrowings on our revolving credit facility.  On September 28, 2013, we had no outstanding balance on our $265 million revolving credit facility compared to $6.2 million outstanding at September 29, 2012.  The revolving credit facility also supports letters of credit totaling approximately $9.8 million on September 28, 2013.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on September 28, 2013.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 28, 2013 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the quarter ended September 28, 2013, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 30 – August 3, 2013(1)				2,988,229
August 4 – August 31, 2013				2,988,229
September 1 – September 28, 2013				2,988,229

(a)     Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2011, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is approximately 3 million shares.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 30, 2013	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 30, 2013	By:	/s/ Michael R. Cole
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