Form 10-K
period 2013-12-28
UNIVERSAL FOREST PRODUCTS INC
filed 2014-02-26
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 28, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

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
Yes   ☐                       No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 28, 2013 was $737,409,266 computed at the closing price of $39.92 on that date.

As of February 4, 2014, 19,948,411 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 2013 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 28, 2013

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

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 28, 2013 ("2013 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2013 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments consist of the Eastern, Western, Site-Built, Consumer Products, Distribution and Pinelli Universal divisions.  In accordance with ASC 280, due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Site-Built division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in “All Other”.  The Corporate column includes unallocated administrative costs. Separate financial information about industry segments is incorporated by reference from Note O of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Each of our markets is discussed in the paragraphs which follow.  Our locations generally serve customers representing multiple markets.

Retail Building Materials Market.  The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards.  Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 17% of our total sales in fiscal 2013, 18% in 2012 and 23% in 2011.

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

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks.  In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood composite decking and decorative lawn and garden products.  We also sell engineered wood products to this market, which include roof trusses, wall panels and engineered floor systems (see "Residential & Commercial Construction Markets" below).

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis.  We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products.  We believe the breadth of our product offering, geographic dispersion, customer relationships, close proximity of our plants to core customers, purchasing and manufacturing expertise and service capabilities provide competitive advantages in this market.

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

Industrial Market.  We define our industrial market as industrial manufacturers and agricultural customers who use pallets, specialty crates and wooden boxes for packaging, shipping and material handling purposes, as well as other lumber products used in a variety of different applications.  Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business.  Competition is fragmented and includes virtually every supplier of lumber convenient to the customer.  We service this market with our dedicated local sales teams and national sales support efforts, combined with our competitive advantages in manufacturing, purchasing, and material utilization.

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

On December 28, 2013 and December 29, 2012, we estimate that backlog orders associated with the site-built construction business approximated $54.7 million and $81.3 million, respectively.  With respect to the former, we expect that these orders will be primarily filled within the current fiscal year; however, it is possible that some orders could be canceled.

Environmental.  Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees.  On December 28, 2013, we had approximately 5,500 employees.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A.  Risk Factors.

We are subject to regional, national and global economic conditions.  A decline in economic conditions throughout the United States could depress demand for our products.

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

Our ability to achieve sales and margin goals, particularly on sales to the residential and commercial construction and manufactured housing markets, is impacted by housing starts and industry production of manufactured homes.  If housing starts and manufactured housing production declines significantly, our financial results could be negatively impacted.

A significant portion of our sales are concentrated with one customer.  Our sales to The Home Depot comprised 17% of our total sales in 2013, 18% in 2012, and 23% in 2011.

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

We may be impacted by excess capacity among suppliers.  There is excess capacity among suppliers in each of the markets we serve.  Our selling prices and gross margins have been and are likely to continue to be impacted by this excess capacity.

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

CCA treated lumber products could impact our operations adversely. In connection with the chemical treatment of lumber products, certain of our affiliates market a modest amount of CCA (Chromated Copper Arsenate) treated products for permitted, non-residential applications.  From time to time, various special interests and environmental groups have petitioned certain states requesting restrictions on the use or disposal of CCA treated products.   The wood preservation industry trade groups have been and are working with individual states and the regulatory agencies to provide an accurate, factual background that demonstrates that the present method of uses and disposal is scientifically supported.  While the level of activity in this area has diminished over time, our inability to market CCA treated products could impact our operations adversely.

The current version of federal health care legislation may dramatically increase our costs.  The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan.  We currently have approximately 80 facilities located throughout the United States, Canada, and Mexico.  Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.  Of these facilities, approximately 14 facilities remain closed to align manufacturing capacity with the current business environment and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 10 facilities which are leased.  We believe all of these operating facilities are adequate in capacity and condition to service existing customer locations.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2014.  Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	53	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	54	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	47	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Robert W. Lees	60	President, UFP Eastern Division, Inc.
Allen T. Peters	46	President, UFP Western Division, Inc.
Robert D. Coleman	59	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
C. Scott Greene	57	Executive Vice President of Marketing
Donald L. James	54	Executive Vice President of National Sales
Michael F. Mordell	56	Executive Vice President of UFP Purchasing, Inc.

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

Robert D. Coleman, joined us in 1979.  On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing of the Company.

C. Scott Greene joined us in 1991.  During early 2000, Mr. Greene became President of UFP Eastern Division, Inc.  On January 1, 2010, Mr. Greene became President of UFP Northern Division, Inc., which was subsequently realigned and is now UFP Eastern Division, Inc.  On October 1, 2011, Mr. Greene became Executive Vice President of New Business Development and on October 14, 2013, he became Executive Vice President of Marketing.

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

PART II

The following information items in this Part II, which are contained in the 2013 Annual Report, are specifically incorporated by reference into this Form 10-K Report.  These portions of the 2013 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2013 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)

September 29 – November 2, 2013(1)	-	-	-	2,988,229
November 3 – November 30, 2013	-	-	-	2,988,229
December 1 – 28, 2013	-	-	-	2,988,229

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is approximately 3 million shares.

Item 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the 2013 Annual Report under the caption "Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2013 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 28, 2013, the estimated fair value of our long-term debt, including the current portion, was $79.9 million.  The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities.  The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)	-	-	-	-	-	$75,000	$75,000
Average interest rate	-	-	-	-	-	3.94%
Variable Rate ($US)	-	-	-	-	-	$9,700	$9,700
Average interest rate(1)	-	-	-	-	-	0.26%

(1)Average of rates at December 28, 2013.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2013 Annual Report under the following captions:

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
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 28, 2013 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2013 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2013 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)	Changes in Internal Controls. During the fourth quarter ended December 28, 2013, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 28, 2013 for the 2014 Annual Meeting of Shareholders, as filed with the Commission ("2014 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11.  Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2014 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2014 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2014 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 28, 2013, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,474	$31.65	3,077,668
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 28, 2013, is as follows: 131,000 shares for our 2002 Employee Stock Purchase Plan, 44,196 shares for our Directors' Retainer Stock Plan, and 3,221 shares for our Employee Stock Gift Program.  In addition, of the remaining 2,899,251 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2014 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14.  Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2013 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2013 Annual Report:

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

Dated: February 26, 2014	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2014, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	s/ John M. Engler
William G. Currie, Director	John M. Engler, Director

/s/ John W. Garside	/s/ Gary F. Goode
John W. Garside, Director	Gary F. Goode, Director

/s/ Bruce A. Merino	/s/ Matthew J. Missad
Bruce A. Merino, Director	Matthew J. Missad, Director

/s/ Mark A. Murray	/s/ Thomas W. Rhodes
Mark A. Murray, Director	Thomas W. Rhodes, Director

/s/ Louis A. Smith	/s/ Mary E. Tuuk
Louis A. Smith, Director	Mary E. Tuuk, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

(a)	Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

(b)	Registrant's Amended Bylaws were filed as Exhibit 3(b) to a form 8-K Current Report dated January 18, 2013 and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

*(a)(5)	Conditional Share Grant Agreement with William G. Currie dated April 17, 2002 was filed as Exhibit 10(a)(5) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

*(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan was filed as Exhibit 10(a)(6) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

*(a)(9)	Consulting and Non-Compete Agreement with Michael B. Glenn, dated June 20, 2011 was filed as Exhibit 10(a)(9) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(e)(2)	Form of Officers' Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(f)	Performance Bonus Plan Summary Plan Description was filed as Exhibit 10(f) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

*(g)	Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

*(h)	Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

(i)(6)	Credit Agreement dated November 14, 2011 was filed as Exhibit 10(i) to a Form 8-K Current Report dated November 16, 2011 and the same is incorporated herein by reference.

(k)	Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 and the same is incorporated herein by reference.

13	Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 2013.

14	Code of Ethics for Senior Financial Officers

(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates a compensatory arrangement.