Form 10-Q
period 2014-03-29
UNIVERSAL FOREST PRODUCTS INC
filed 2014-04-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 29, 2014
Common stock, no par value	20,048,764

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	March 29,	December 28,	March 30,
	2014	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-	$-
Restricted cash	720	720	653
Accounts receivable, net	242,433	180,452	232,954
Inventories:
Raw materials	168,310	161,226	158,742
Finished goods	143,700	126,079	132,010
Total inventories	312,010	287,305	290,752
Refundable income taxes	-	2,235	-
Deferred income taxes	6,850	6,866	9,222
Other current assets	20,339	18,820	16,494
TOTAL CURRENT ASSETS	582,352	496,398	550,075

DEFERRED INCOME TAXES	1,307	1,365	1,721
OTHER ASSETS	11,757	12,087	15,868
GOODWILL	160,945	160,146	161,266
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	6,664	7,241	7,597
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	587,159	578,702	556,559
Less accumulated depreciation and amortization	(345,740)	(341,292)	(328,476)
PROPERTY, PLANT AND EQUIPMENT, NET	241,419	237,410	228,083
TOTAL ASSETS	$1,006,784	$916,987	$966,950

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$12,151	$1,079	$7,665
Accounts payable	91,015	72,918	93,597
Accrued liabilities:
Compensation and benefits	35,596	45,018	32,819
Income taxes	458	-	930
Other	21,000	20,084	18,817
TOTAL CURRENT LIABILITIES	160,220	139,099	153,828

LONG-TERM DEBT, less current portion	143,471	84,700	155,181
DEFERRED INCOME TAXES	26,627	26,788	25,004
OTHER LIABILITIES	16,044	16,666	17,280
TOTAL LIABILITIES	346,362	267,253	351,293

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000;issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000;issued and outstanding, 20,048,764, 19,948,270, and 19,868,615.	$20,049	$19,948	$19,869
Additional paid-in capital	159,278	156,129	151,889
Retained earnings	469,028	461,812	432,116
Accumulated other comprehensive income	2,864	3,466	4,377
Employee stock notes receivable	(540)	(732)	(849)
Total controlling interest shareholders' equity	650,679	640,623	607,402
Noncontrolling interest	9,743	9,111	8,255
TOTAL SHAREHOLDERS' EQUITY	660,422	649,734	615,657
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,006,784	$916,987	$966,950

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 29,	March 30,
	2014	2013

NET SALES	$553,998	$554,494

COST OF GOODS SOLD	487,986	496,676

GROSS PROFIT	66,012	57,818

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	53,908	48,228
ANTI-DUMPING DUTY ASSESSMENT	-	639
NET GAIN ON DISPOSITION OF ASSETS	(524)	(106)

EARNINGS FROM OPERATIONS	12,628	9,057

INTEREST EXPENSE	1,066	1,245
INTEREST INCOME	(290)	(147)
EQUITY IN EARNINGS (LOSS) OF INVESTEE	(51)	(42)
	725	1,056

EARNINGS BEFORE INCOME TAXES	11,903	8,001

INCOME TAXES	4,235	2,245

NET EARNINGS	7,668	5,756

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(452)	(532)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$7,216	$5,224

EARNINGS PER SHARE - BASIC	$0.36	$0.26

EARNINGS PER SHARE - DILUTED	$0.36	$0.26

NET EARNINGS	7,668	5,756

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(696)	415

COMPREHENSIVE INCOME	6,972	6,171

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(358)	(828)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERST	$6,614	$5,343

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulat- ed Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 29, 2012	$19,800	$149,805	$426,887	$4,258	$(982)	$7,757	$607,525
Net earnings			5,224			532	5,756
Foreign currency translation adjustment				119		296	415
Distributions to noncontrolling interest						(330)	(330)
Issuance of 3,409 shares under employee stock plans	3	77					80
Issuance of 32,810 shares under stock grant programs	33	(19)	5				19
Issuance of 33,005 shares under deferred compensation plans	33	(33)					-
Tax benefits from non-qualified stock options exercised		7					7
Expense associated with share-based compensation arrangements		642					642
Accrued expense under deferred compensation plans		1,410					1,410
Payments received on employee stock notes receivable					133		133
Balance at March 30, 2013	$19,869	$151,889	$432,116	$4,377	$(849)	$8,255	$615,657

Balance at December 28, 2013	$19,948	$156,129	$461,812	$3,466	$(732)	$9,111	$649,734
Net earnings			7,216			452	7,668
Foreign currency translation adjustment				(602)		(94)	(696)
Noncontrolling interest associated with business acquisitions						975	975
Distributions to noncontrolling interest						(701)	(701)
Issuance of 2,172 shares under employee stock plans	2	97					99
Issuance of 63,019 shares under stock grant programs	63	523					586
Issuance of 35,303 shares under deferred compensation plans	36	(35)					1
Expense associated with share-based compensation arrangements		495					495
Accrued expense under deferred compensation plans		2,069					2,069
Payments received on employee stock notes receivable					192		192
Balance at March 29, 2014	$20,049	$159,278	$469,028	$2,864	$(540)	$9,743	$660,422

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Three Months Ended
	March 29,	March 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,668	$5,756
Adjustments to reconcile net earnings attributable to controlling interest:
Depreciation	7,691	7,140
Amortization of intangibles	586	604
Expense associated with share-based compensation arrangements	495	642
Expense associated with stock grant plans	29	19
Deferred income taxes (credit)	(150)	36
Equity in earnings of investee	(51)	(42)
Net gain on sale of property, plant and equipment	(602)	(127)
Changes in:
Accounts receivable	(61,825)	(70,715)
Inventories	(23,980)	(47,305)
Accounts payable	18,150	27,417
Accrued liabilities and other	(2,743)	12,001
NET CASH FROM OPERATING ACTIVITIES	(54,732)	(64,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,994)	(8,085)
Proceeds from sale of property, plant and equipment	785	251
Acquisitions, net of cash received	(4,191)	(8,600)
Advances of notes receivable	(2,462)	(383)
Collections on notes receivable	473	543
Cash restricted as to use	-	6,178
Other, net	(36)	6
NET CASH FROM INVESTING ACTIVITIES	(14,425)	(10,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	106,318	110,177
Repayments under revolving credit facilities	(47,547)	(50,786)
Proceeds from issuance of common stock	99	80
Distributions to noncontrolling interest	(701)	(330)
Other, net	(8)	(6)
NET CASH FROM FINANCING ACTIVITIES	58,161	59,135

Effect of exchange rate changes on cash	(76)	217
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,072)	(15,312)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(1,079)	7,647

CASH (CASH OVERDRAFT), END OF PERIOD	$(12,151)	$(7,665)

SUPPLEMENTAL INFORMATION:
Interest paid	$281	$417
Income taxes paid (refunded)	1,681	(6,199)

NON-CASH INVESTING ACTIVITIES
Other receivables exchanged for notes receivable	2,768	-

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	1,894	1,329

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 28, 2013.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the March 30, 2013 balances in the accompanying unaudited consolidated condensed balance sheets.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASC Topic 220) (“ASU 2013-02”).  ASU 2013-02 amends prior presentation of comprehensive income guidance. ASU 2013-02 requires that we report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. ASU 2013-02 was effective for the Company during the interim and annual periods beginning after December 15, 2012. Our adoption of the provisions of ASU 2013-02 in 2013 did not affect our consolidated financial position, results of operations or cash flows.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

UNIVERSAL FOREST PRODUCTS, INC.

	March 29, 2014	March 30, 2013
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Money market funds	$162	$62
Mutual funds:
Domestic stock funds	833	653
International stock funds	577	537
Target funds	198	151
Bond funds	152	140
Total mutual funds	1,760	1,481

	$1,922	$1,543

We maintain money market and mutual funds in our non-qualified deferred compensation plan.  These funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at March 29, 2014 or March 30, 2013.

C.	REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment.  In certain circumstances, the customer takes title when the shipment arrives at the destination.  However, our shipping process is typically completed the same day.

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

Our construction contracts are generally entered into with a fixed price and completion of the projects can range from 6 to 18 months in duration.  Therefore, our operating results are impacted by, among many other things, labor rates and commodity costs.  During the year, we update our estimated costs to complete our projects using current labor and commodity costs and recognize losses to the extent that they exist.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 29, 2014	December 28, 2013	March 30, 2013

Cost and Earnings in Excess of Billings	$7,296	$6,903	$6,660
Billings in Excess of Cost and Earnings	1,307	2,858	4,189

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net earnings attributable to controlling interest	$7,216	$5,224
Adjustment for earnings allocated to non-vested restricted common stock	(63)	(48)
Net earnings for calculating EPS	$7,153	$5,176
Denominator:
Weighted average shares outstanding	20,058	19,886
Adjustment for non-vested restricted common stock	(176)	(184)
Shares for calculating basic EPS	19,882	19,702
Effect of dilutive stock options	23	34
Shares for calculating diluted EPS	19,905	19,736
Net earnings per share:
Basic	$0.36	$0.26
Diluted	$0.36	$0.26

No options were excluded from the computation of diluted EPS for the quarters ended March 29, 2014 or March 30, 2013.

E.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

UNIVERSAL FOREST PRODUCTS, INC.

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

On a consolidated basis, we have reserved approximately $3.5 million on March 29, 2014 and $3.5 million on March 30, 2013, representing the estimated costs to complete future remediation efforts. These amounts are included in Other Liabilities within the condensed balance sheet and have not been reduced by an insurance receivable.

We are currently undergoing an unclaimed property audit with the state of Michigan covering the period July 1, 1994 to present.  We anticipate that the audit will be completed during 2014 and do not expect it to result in a material loss.

In addition, on March 29, 2014, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 29, 2014, we had outstanding purchase commitments on capital projects of approximately $5.0 million.

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

In certain cases we supply building materials and labor to residential and multi-family construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 29, 2014 we had approximately $15.8 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $19.8 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

UNIVERSAL FOREST PRODUCTS, INC.

On March 29, 2014, we had outstanding letters of credit totaling $26.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.5 million.  As a result, this amount is recorded in other long-term liabilities on March 29, 2014.

We did not enter into any new guarantee arrangements during the first quarter of 2014 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2014 and 2013 which were accounted for using the purchase method (in thousands):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Upshur Forest Products, LLC (“Upshur”)	March 27, 2014	$1,774 (50% asset purchase; 51% voting majority)	$799	$975	Western Division	A business of remanufacturing, packaging, and selling lumber products from its facility located in Gilmer, TX. Upshur had annual sales of $8.9 million.
Container Systems, Inc. (“CSI”)	March 14, 2014	$2,417 (asset purchase)	$-	$2,417	Eastern Division	A manufacturer of crates and containers for industrial applications and the moving-and-storage industry, located in Franklinton, NC. CSI had annual sales of $3.0 million.
SE Panel and Lumber Supply, LLC (“SE Panel”)	November 8, 2013	$2,181 (asset purchase)	$-	$2,181	Eastern Division
A distributor of Olympic Panel overlay concrete forming panels and commodity lumber products to the concrete forming and construction industries.  Facility is located in South Daytona, FL.  SE Panel had annual sales of $5.4 million.

Premier Laminating Services, Inc. (“Premier Laminating”)	May 31, 2013	$696 (asset purchase)	$250	$446	Western Division	A business specialized in environmentally sustainable laminated wooden products. Facility is located in Perris, CA. Premier Laminating had annual sales of $6.2 million.
Millry Mill Company, Inc. (“Millry”)	February 28, 2013	$2,323 (asset purchase)	$50	$2,273	Eastern Division	A highly specialized export mill that produces rough dimension boards and lumber. Facility is located in Millry, AL. Millry had annual sales of $4.7 million.
Custom Caseworks, Inc. (“Custom Caseworks”)	December 31, 2012	$6,278 (asset purchase)	$2,000	$4,278	Western Division	A high-precision business-to-business manufacturer of engineered wood products in many commercial markets. Facility is located in Sauk Rapids, MN. Custom Caseworks had annual sales of $7 million.

UNIVERSAL FOREST PRODUCTS, INC.

The purchase price allocation for Upshur is preliminary for the valuation of intangible assets and will be revised, as necessary, as final determinations of intangible fair value are completed.  The intangible assets for the other acquisitions were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2013.

G.	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments consist of the Eastern, Western, Site-Built, Consumer Products, Pinelli Universal and Distribution divisions.  In accordance with ASC 280, due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Site-Built division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended March 29, 2014
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$456,396	$52,121	$45,481	$-	$553,998
Intersegment net sales	22,580	2,818	3,845	-	29,243
Segment earnings from operations	14,906	1,598	(1,253)	(2,623)	12,628

	Three Months Ended March 30, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$445,524	$58,150	$50,820	$-	$554,494
Intersegment net sales	18,792	4,293	2,612	-	25,697
Segment earnings from operations	14,074	(4,055)	(346)	(616)	9,057

UNIVERSAL FOREST PRODUCTS, INC.

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.6% in the first quarter of 2014 compared to 28.1% for same period of 2013.  The increase is primarily due to recognizing a tax benefit for research and development and certain other tax credits totaling approximately $700,000 in the first quarter of 2013 related to 2012. These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three robust markets: retail, construction and industrial.  Founded in 1955, the Company is headquartered in Grand Rapids, Mich., with affiliates throughout North America. For more about Universal Forest Products, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2014.

OVERVIEW

Our results for the first quarter of 2014 were impacted by the following:

Our overall sales were flat compared to the first quarter of 2013 as a 3% increase in our unit sales was offset by a decline in selling prices due to the commodity lumber market (see Historical Lumber Prices).  Our 3% increase in unit sales was driven by sales growth to our industrial and commercial construction and concrete forming markets, offset by a decline in unit sales to our residential construction market.  Unit sales to our retail and manufactured housing markets were flat.  Our ability to grow sales to the retail and construction markets was  temporarily hampered by inclement weather in most of the United States in the first quarter of 2014.

UNIVERSAL FOREST PRODUCTS, INC.

•	National housing starts increased approximately 1.6% in the period from December 2013 through February 2014 (our sales trail housing starts by about a month), compared to the same period of 2013. Although national housing starts increased, our unit sales to the residential construction market decreased 6%, primarily due to being more selective in the business that we take, particularly in our framing operations within our Site-Built segment.

•	Production of HUD code manufactured homes increased 3.8% in the first quarter of 2014, compared to the same period of 2013, which helped drive our 1% increase in unit sales to this market. Our unit sales growth trails the market primarily due to a vertical integration strategy being employed by one of our customers. We expect this trend to continue for the balance of the year.

•	Our operating profit percentage increased to 2.3% from 1.6% comparing 2014 to 2013 primarily due to the improved profitability of our framing and other operations that primarily serve residential construction customers.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite Average $/MBF
	2014	2013

January	$395	$393
February	394	409
March	387	436

First quarter average	$392	$413

First quarter percentage change	(5.1%)

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise approximately 50% of our sales volume.

UNIVERSAL FOREST PRODUCTS, INC.

	Random Lengths SYP Average $/MBF
	2014	2013

January	$375	$397
February	398	426
March	406	445

First quarter average	$393	$423

First quarter percentage change	(7.1%)

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

UNIVERSAL FOREST PRODUCTS, INC.

BUSINESS COMBINATIONS

We completed two business acquisitions through March 2014 and four during all of 2013.  Each of the acquisitions was accounted for using the purchase method.  The annual revenue of these acquisitions is approximately $35 million.  These business combinations were not significant to our operating results individually or in aggregate, and thus pro forma results for 2014 and 2013 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note C, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	100.0%	100.0%
Cost of goods sold	88.1	89.6
Gross profit	11.9	10.4
Selling, general, and administrative expenses	9.7	8.7
Anti-dumping duty assessments	-	0.1
Net gain on disposition of assets	(0.1)	(0.0)
Earnings from operations	2.3	1.6
Other expense, net	0.1	0.2
Earnings before income taxes	2.2	1.4
Income taxes	0.8	0.4
Net earnings	1.4	1.0
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)
Net earnings attributable to controlling interest	1.3%	0.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

UNIVERSAL FOREST PRODUCTS, INC.

•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•	Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers. New product sales were $21.2 million in the first quarter of 2014 compared to $18.8 million during the first quarter of 2013.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended

Market Classification	March 29, 2014	March 30, 2013	% Change
Retail Building Materials	$202,259	$206,062	(1.8)
Industrial	170,402	159,676	6.7
Manufactured Housing	83,611	90,380	(7.5)
Residential Construction	77,290	78,719	(1.8)
Commercial Construction and Concrete Forming	28,635	25,865	10.7
Total Gross Sales	562,197	560,702	0.3
Sales Allowances	(8,199)	(6,208)
Total Net Sales	$553,998	$554,494	(0.1)

During 2014, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales in the first quarter of 2014 increased 0.3% compared to the same period of 2013, due to a 3% increase in unit sales, offset by a 3% decline in selling prices due to the lower level of the Lumber Market.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market decreased almost 2% in the first quarter of 2014 compared to the same period of 2013, due to a reduction in selling prices due to the Lumber Market.  Overall unit sales remained flat.  Within this market, sales to our big box customers increased 7% while our sales to other retailers decreased 11%.  The decline in sales to our independent retail customers was due to inclement weather in the first quarter of 2014 as these customers are more apt to order product on a just-in-time basis.

Industrial:

Gross sales to the industrial market increased nearly 7% in the first quarter of 2014 compared to the same period of 2013, resulting from a 10% increase in unit sales, offset by a 3% reduction in selling prices due to the Lumber Market.  Our growth was due to a combination of new customers and an increase in sales to existing customers.

Manufactured Housing:

Gross sales to the manufactured housing market decreased over 7% in the first quarter of 2014 compared to 2013.  The decrease was due to an 8% decrease in selling prices, offset by a 1% increase in unit sales.  By comparison, production of HUD-code homes in January and February 2014 were up 4% compared to 2013.  Our unit sales increase generally trailed industry production primarily due to a vertical integration strategy being employed by one of our customers.  We expect this trend to continue for the balance of the year.

Residential Construction:

Gross sales to the residential construction market decreased approximately 2% in the first quarter of 2014 compared to the same period of 2013, due to a 6% decrease in our unit sales, offset by a 4% increase in selling prices.   By comparison, national housing starts increased approximately 1.6% in the period from December 2013 through February 2014 (our sales trail housing starts by about a month), compared to the same period of 2013, and were impacted by inclement weather in the first quarter of 2014.  The decrease in our unit sales and increase in our selling prices reflects efforts to be more selective in the business that we take, particularly in our framing operations within our Site-Built segment.

UNIVERSAL FOREST PRODUCTS, INC.

Commercial Construction and Concrete Forming:

Gross sales to the commercial construction and concrete forming market increased nearly 11% in the first quarter of 2014 compared to the same period of 2013.  A shift in sales mix towards higher margin products generated a 3% increase in selling prices, despite a decrease in lumber prices.  Additionally, unit sales increased 8%.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended
	March 29, 2014	March 30, 2013

Value-Added	57.7%	57.1%
Commodity-Based	42.3%	42.9%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 11.9% from 10.4% comparing the first quarter of 2014 to the same period of 2013.  Our gross profit dollars increased by 14.2%, which compares favorably with our 3% increase in unit sales.  The improvement in our profitability in 2014 reflects efforts to be more selective in the business that we take on sales to the residential construction market, particularly in our framing entities, as well as operational improvements we made to those entities.  Our growth in sales to the industrial market also contributed to our gross margin and gross profit increases.  These improvements were offset to some extent by adverse cost variances resulting from a decline in productivity due to inclement weather.  We experienced many lost production days at our plants  during the first quarter in 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $5.7 million, or 11.8%, in the first quarter of 2014 compared to the same period of 2013, while we reported a 3% increase in unit sales.  The increase in SG&A was primarily due to increases in compensation and benefit costs tied to an increased headcount, incentive compensation resulting from an increase in our profitability, and an increase in bad debt expense.

INTEREST, NET

Net interest costs were lower in the first quarter of 2014 compared to the same period of 2013, due to lower interest expense resulting from lower debt levels in 2014, and an increase in interest income resulting from certain notes receivables.

UNIVERSAL FOREST PRODUCTS, INC.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.6% in the first quarter of 2014 compared to 28.1% for the same period of 2013.  The increase is primarily due to recognizing a tax benefit for research and development and certain other tax credits totaling approximately $700,000 in the first quarter of 2013 related to 2012. These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales			Earnings from Operations
(in thousands)	Three Months Ended			Three Months Ended
	March 29, 2014	March 30, 2013	% Change	March 29, 2014	March 30, 2013	% Change
Eastern and Western	$456,396	$445,524	2.4	$14,906	$14,074	5.9
Site-Built	52,121	58,150	(10.4)	1,598	(4,055)	139.4
All Other	45,481	50,820	(10.5)	(1,253)	(346)	(261.3)
Corporate[1]				(2,623)	(616)	(325.8)
Total	$553,998	$554,494	(0.1)	$12,628	$9,057	39.5

1 Corporate earnings from operations represents unallocated administrative costs and certain incentive compensation expense.

Eastern and Western

Net sales to the Eastern and Western reportable segment increased in the first quarter of 2014 compared to 2013 due to an increase in sales to industrial and concrete forming customers, offset by a decline in sales to retail and manufactured housing customers due to the Lumber Market.

Earnings from operations for the Eastern and Western reportable segment increased in the first quarter of 2014 compared to 2013, primarily due to an increase in overall unit sales and improvement in product mix, offset by unfavorable cost variances due to lost production days resulting from inclement weather.

Site-Built

Net sales to the Site-Built reportable segment decreased in the first quarter of 2014 compared to 2013 primarily due to a decrease in sales to the commercial construction market and due to a decline in sales of our framing operations as we were more selective in the business that we pursued.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for the Site-Built reportable segment increased in the first quarter of 2014 compared to 2013 primarily due to improvements in our framing operations, as well as improved profitability of our component plants.  These results were offset somewhat by unfavorable cost variances resulting from lost production days due to inclement weather.

All Other

Net sales to all other segments decreased in the first quarter of 2014 compared to 2013, primarily due to a decline in commodity lumber sales executed by our centralized purchasing department.

Earnings from operations for all other segments decreased in the first quarter of 2014 compared to 2013, primarily due to our Universal Consumer Products operations.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash from operating activities	$(54,732)		$(64,574)
Cash from investing activities	(14,425)		(10,090)
Cash from financing activities	58,161		59,135
Effect of exchange rate changes on cash	(76)		217
Net change in cash and cash equivalents	(11,072)		(15,312)
Cash and cash equivalents, beginning of period	(1,079)		7,647
Cash overdraft, end of period	$(12,151)	$	(7,665)

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the March 30, 2013 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 62 days in the first three months of 2014 from 55 days in the first three months of 2013, due to a 5 day increase in our days supply of inventory, combined with a 2 day increase in our days sales outstanding. In 2014, inclement weather resulted in weaker than expected unit sales and lower inventory turnover.  In addition, we carried higher levels of safety stock inventory in 2014 due to industry transportation challenges.

Cash used in operating activities was $54.7 million in the first three months of 2014, which was comprised of net earnings of $7.7 million and $8.0 million of non-cash expenses, offset by a $70.4 million increase in working capital since the end of 2013 due to the seasonality of our business.

Capital expenditures were $9.0 million in the first three months of 2014.  We currently plan to spend up to $40 million in 2014.  Outstanding purchase commitments on existing capital projects totaled approximately $5.0 million on March 29, 2014.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities also included $4.2 million spent to acquire assets of Upshur Forest Products, LLC and Container Systems, Inc. See Notes to Unaudited Consolidated Condensed Financial Statements, Note F “Business Combinations”.

On March 29, 2014, we had $58.8 million outstanding on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on March 29, 2014.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on March 29, 2014.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, "Commitments, Contingencies, and Guarantees."

UNIVERSAL FOREST PRODUCTS, INC.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States.  These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures.  There have been no material changes in our policies or estimates since December 28, 2013.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 29, 2014 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the quarter ended March 29, 2014, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)            None.

(b)            None.

(c)            Issuer purchases of equity securities.

Fiscal Month (a) (b)	(c)	(d)

December 29 – February 1, 2014(1)		2,988,229
February 2 – March 1, 2014		2,988,229
March 2 – 29, 2014		2,988,229
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

UNIVERSAL FOREST PRODUCTS, INC.

Date: April 30, 2014	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: April 30, 2014	By:	/s/ Michael R. Cole
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