Form 10-Q
period 2014-06-28
UNIVERSAL FOREST PRODUCTS INC
filed 2014-07-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 28, 2014
Common stock, no par value	20,071,026

UNIVERSAL FOREST PRODUCTS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at June 28, 2014, December 28, 2013 and June 29, 2013.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Six Months Ended June 28, 2014 and June 29, 2013.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Six Months Ended June 28, 2014 and June 29, 2013.	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 28, 2014 and June 29, 2013.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures.	29

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.	30

Item 6.	Exhibits.	31

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	June 28,	December 28,	June 29,
	2014	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-	$-
Restricted cash	720	720	753
Accounts receivable, net	286,422	180,452	270,949
Inventories:
Raw materials	158,646	161,226	140,731
Finished goods	119,143	126,079	112,823
Total inventories	277,789	287,305	253,554
Refundable income taxes	-	2,235	-
Deferred income taxes	6,862	6,866	9,188
Other current assets	19,607	18,820	20,302
TOTAL CURRENT ASSETS	591,400	496,398	554,746

DEFERRED INCOME TAXES	1,354	1,365	1,670
OTHER ASSETS	12,315	12,087	16,353
GOODWILL	160,146	160,146	161,516
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	6,871	7,241	6,914
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	599,852	578,702	568,011
Less accumulated depreciation and amortization	(352,399)	(341,292)	(334,238)
PROPERTY, PLANT AND EQUIPMENT, NET	247,453	237,410	233,773
TOTAL ASSETS	$1,021,879	$916,987	$977,312

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$13,659	$1,079	$3,407
Accounts payable	107,653	72,918	95,594
Accrued liabilities:
Compensation and benefits	42,755	45,018	37,216
Income taxes	9,010	-	5,419
Other	31,321	20,084	23,111
TOTAL CURRENT LIABILITIES	204,398	139,099	164,747

LONG-TERM DEBT	95,094	84,700	142,473
DEFERRED INCOME TAXES	26,827	26,788	24,842
OTHER LIABILITIES	15,825	16,666	17,358
TOTAL LIABILITIES	342,144	267,253	349,420

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$-	$-	$-
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,071,026, 19,948,270, and 19,893,513.	20,071	19,948	19,894
Additional paid-in capital	160,189	156,129	153,254
Retained earnings	486,616	461,812	443,913
Accumulated other comprehensive income	3,317	3,466	3,331
Employee stock notes receivable	(530)	(732)	(759)
Total controlling interest shareholders' equity	669,663	640,623	619,633
Noncontrolling interest	10,072	9,111	8,259
TOTAL SHAREHOLDERS' EQUITY	679,735	649,734	627,892
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,021,879	$916,987	$977,312

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

NET SALES	$772,752	$738,436	$1,326,751	$1,292,930

COST OF GOODS SOLD	675,764	658,220	1,163,750	1,154,896

GROSS PROFIT	96,988	80,216	163,001	138,034

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	58,989	53,102	112,899	101,329
ANTI-DUMPING DUTY ASSESSMENT	1,600	-	1,600	639
NET GAIN ON DISPOSITION OF ASSETS	(324)	(3)	(848)	(109)

EARNINGS FROM OPERATIONS	36,723	27,117	49,350	36,175

INTEREST EXPENSE	1,103	1,180	2,169	2,425
INTEREST INCOME	(339)	(157)	(629)	(304)
EQUITY IN EARNINGS OF INVESTEE	(78)	(92)	(129)	(134)
	686	931	1,411	1,987

EARNINGS BEFORE INCOME TAXES	36,037	26,186	47,939	34,188

INCOME TAXES	13,588	9,813	17,824	12,058

NET EARNINGS	22,449	16,373	30,115	22,130

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(660)	(601)	(1,111)	(1,133)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$21,789	$15,772	$29,004	$20,997

EARNINGS PER SHARE - BASIC	$1.08	$0.79	$1.44	$1.05

EARNINGS PER SHARE - DILUTED	$1.08	$0.79	$1.44	$1.05

NET EARNINGS	22,449	16,373	30,115	22,130

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	511	(1,484)	(183)	(1,068)

COMPREHENSIVE INCOME	22,960	14,889	29,932	21,062

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(719)	(164)	(1,077)	(992)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$22,241	$14,725	$28,855	$20,070

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen-sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 29, 2012	$19,800	$149,805	$426,887	$4,258	$(982)	$7,757	$607,525
Net earnings			20,997			1,133	22,130
Foreign currency translation adjustment				(927)		(141)	(1,068)
Distributions to noncontrolling interest						(490)	(490)
Cash Dividends - $0.200 per share			(3,977)				(3,977)
Issuance of 27,006 shares under employee stock plans	27	667					694
Issuance of 31,951 shares under stock grant programs	32	(28)	6				10
Issuance of 37,107 shares under deferred compensation plans	37	(37)					-
Tax benefits from non-qualified stock options exercised		107					107
Expense associated with share-based compensation arrangements		1,073					1,073
Accrued expense under deferred compensation plans		1,740					1,740
Notes receivable written off	(2)	(73)			77		2
Payments received on employee stock notes receivable					146		146
Balance at June 29, 2013	$19,894	$153,254	$443,913	$3,331	$(759)	$8,259	$627,892

Balance at December 28, 2013	$19,948	$156,129	$461,812	$3,466	$(732)	$9,111	$649,734
Net earnings			29,004			1,111	30,115
Foreign currency translation adjustment				(149)		(34)	(183)
Noncontrolling interest associated with business acquisitions						985	985
Distributions to noncontrolling interest						(1,101)	(1,101)
Cash Dividends - $0.210 per share			(4,214)				(4,214)
Issuance of 4,671 shares under employee stock plans	5	196	14				215
Issuance of 78,136 shares under stock grant programs	78	1,113					1,191
Issuance of 39,949 shares under deferred compensation plans	40	(40)					-
Expense associated with share-based compensation arrangements		932					932
Accrued expense under deferred compensation plans		1,859					1,859
Payments received on employee stock notes receivable					202		202
Balance at June 28, 2014	$20,071	$160,189	$486,616	$3,317	$(530)	$10,072	$679,735

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,115	$22,130
Adjustments to reconcile net earnings attributable to controlling interest:
Depreciation	15,644	14,459
Amortization of intangibles	1,194	1,324
Expense associated with share-based compensation arrangements	932	1,073
Excess tax benefits from share-based compensation arrangements	-	(6)
Expense associated with stock grant plans	58	36
Deferred income taxes (credit)	46	(79)
Equity in earnings of investee	(129)	(134)
Net gain on sale of property, plant and equipment	(931)	(141)
Changes in:
Accounts receivable	(105,695)	(108,893)
Inventories	10,776	(10,223)
Accounts payable and cash overdraft	47,343	32,880
Accrued liabilities and other	23,451	22,064
NET CASH FROM OPERATING ACTIVITIES	22,804	(25,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,100)	(21,532)
Proceeds from sale of property, plant and equipment	1,754	453
Acquisitions, net of cash received	(7,135)	(9,296)
Advances of notes receivable	(3,287)	(1,358)
Collections on notes receivable	888	749
Cash restricted as to use	-	6,078
Other, net	(135)	(37)
NET CASH FROM INVESTING ACTIVITIES	(28,015)	(24,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	190,301	208,840
Repayments under revolving credit facilities	(179,907)	(162,157)
Debt issuance costs	(9)	(11)
Proceeds from issuance of common stock	201	694
Distributions to noncontrolling interest	(1,101)	(490)
Dividends paid to shareholders	(4,214)	(3,977)
Excess tax benefits from share-based compensation arrangements	-	6
NET CASH FROM FINANCING ACTIVITIES	5,271	42,905

Effect of exchange rate changes on cash	(60)	(99)
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(7,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	7,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$2,155	$2,434
Income taxes paid (refunded)	6,532	(910)

NON-CASH INVESTING ACTIVITIES
Other receivables exchanged for notes receivable	2,768	-

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	2,122	1,490

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 29, 2013 balances in the accompanying unaudited consolidated condensed balance sheets.

During the second quarter of 2014, we changed the presentation of the Statements of Cash Flows to record cash overdraft activities as an operating activity for the period ending June 28, 2014, and June 29, 2013.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	June 28, 2014	June 29, 2013
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)

Money market funds	$162	$62
Mutual funds:
Domestic stock funds	629	706
International stock funds	215	541
Target funds	778	158
Bond funds	155	140
Total mutual funds	1,939	1,607

UNIVERSAL FOREST PRODUCTS, INC.

We maintain money market and mutual funds in our non-qualified deferred compensation plan.  These funds are valued at prices quoted in an active exchange market and are included in “Other Assets”.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at June 28, 2014 or June 29, 2013.

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

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 28, 2014	December 28, 2013	June 29, 2013

Cost and Earnings in Excess of Billings	$6,380	$6,903	$11,014
Billings in Excess of Cost and Earnings	2,543	2,858	3,757

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net earnings attributable to controlling interest	$21,789	$15,772	$29,004	$20,997
Adjustment for earnings allocated to non-vested restricted common stock	(209)	(157)	(266)	(202)
Net earnings for calculating EPS	$21,580	$15,615	$28,738	$20,795
Denominator:
Weighted average shares outstanding	20,137	19,951	20,097	19,919
Adjustment for non-vested restricted common stock	(193)	(199)	(184)	(192)
Shares for calculating basic EPS	19,944	19,752	19,913	19,727
Effect of dilutive stock options	20	34	21	36
Shares for calculating diluted EPS	19,964	19,786	19,934	19,763
Net earnings per share:
Basic	$1.08	$0.79	$1.44	$1.05
Diluted	$1.08	$0.79	$1.44	$1.05

No options were excluded from the computation of diluted EPS for the quarters ended June 28, 2014 or June 29, 2013.

E.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

UNIVERSAL FOREST PRODUCTS, INC.

On a consolidated basis, we have reserved approximately $3.2 million on June 28, 2014 and $3.5 million on June 29, 2013, representing the estimated costs to complete future remediation efforts. These amounts are included in Other Liabilities within the condensed balance sheet and have not been reduced by an insurance receivable.

During the second quarter of 2014, we accrued $1.6 million related to anti-dumping duty assessments imposed on steel nails imported from China, resulting in an accrual balance of $2.2 million.

We are currently undergoing an unclaimed property audit with the state of Michigan covering the period July 1, 1994 to present.  We anticipate that the audit will be completed during 2014 and do not expect it to result in a material loss.

In addition, on June 28, 2014, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 28, 2014, we had outstanding purchase commitments on capital projects of approximately $6.5 million.

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

In certain cases we supply building materials and labor to residential and multi-family construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of June 28, 2014 we had approximately $11.7 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $23.8 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

UNIVERSAL FOREST PRODUCTS, INC.

On June 28, 2014, we had outstanding letters of credit totaling $26.9 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on June 28, 2014.

We did not enter into any new guarantee arrangements during the second quarter of 2014 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2014 and 2013 which were accounted for using the purchase method (in thousands):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
High Level Components, LLC (“High Level”	March 31, 2014	$2,944 (asset purchase)	$-	$3,232	Eastern Division	A building component manufacturer based in Locust, NC. High Level had annual sales of $6.8 million.
Upshur Forest Products, LLC (“Upshur”)	March 28, 2014	$1,774 (50% asset purchase; 51% voting majority)	$788	$985	Western Division	A sawmill located in Gilmer, TX. Upshur had annual sales of $8.9 million.
Container Systems, Inc. (“CSI”)	March 14, 2014	$2,417 (asset purchase)	$-	$2,417	Eastern Division	A manufacturer of crates and containers for industrial applications and the moving-and-storage industry, located in Franklinton, NC. CSI had annual sales of $3.0 million.
SE Panel and Lumber Supply, LLC (“SE Panel”)	November 8, 2013	$2,181 (asset purchase)	$-	$2,181	Eastern Division
A distributor of Olympic Panel overlay concrete forming panels and commodity lumber products to the concrete forming and construction industries.  Facility is located in South Daytona, FL.  SE Panel had annual sales of $5.4 million.

Premier Laminating Services, Inc. (“Premier Laminating”)	May 31, 2013	$696 (asset purchase)	$250	$446	Western Division	A business specialized in laminated wood products. Facility is located in Perris, CA. Premier Laminating had annual sales of $6.2 million.
Millry Mill Company, Inc. (“Millry”)	February 28, 2013	$2,323 (asset purchase)	$50	$2,273	Eastern Division	A specialized export mill that produces rough dimension boards and lumber. Facility is located in Millry, AL. Millry had annual sales of $4.7 million.
Custom Caseworks, Inc. (“Custom Caseworks”)	December 31, 2012	$6,278 (asset purchase)	$2,000	$4,278	Western Division
A high-precision business-to-business manufacturer of custom casework, cabinetry and other products used in many commercial markets. Facility is located in Sauk Rapids, MN. Custom Caseworks had annual sales of $7 million.

UNIVERSAL FOREST PRODUCTS, INC.

The intangible assets for the acquisitions were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2013 and 2014.

G.	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments consist of the Eastern, Western, Site-Built, Consumer Products, Pinelli Universal and Distribution divisions.  In accordance with ASC 280, due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our Eastern and Western operating segments into one reportable segment.  The Site-Built division is considered a separate reportable segment.  Our other divisions do not collectively form a reportable segment because  they do not meet the applicable quantitative requirements.  These operations have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended June 28, 2014
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$634,056	$67,522	$71,174	$-	$772,752
Intersegment net sales	25,796	3,911	5,298	-	35,005
Segment operating profit (loss)	29,308	5,576	2,407	(568)	36,723

	Three Months Ended June 29, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$601,185	$73,860	$63,391	$-	$738,436
Intersegment net sales	29,140	4,469	4,335	-	37,944
Segment operating profit	21,710	2,225	1,258	1,924	27,117

	Six Months Ended June 28, 2014
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,090,453	$119,643	$116,655	$-	$1,326,751
Intersegment net sales	48,377	6,728	9,143	-	64,248
Segment operating profit (loss)	43,885	7,504	1,155	(3,194)	49,350

UNIVERSAL FOREST PRODUCTS, INC.

	Six Months Ended June 29, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,046,709	$132,011	$114,210	$-	$1,292,930
Intersegment net sales	47,932	8,762	6,946	-	63,640
Segment operating profit (loss)	35,783	(1,829)	913	1,308	36,175

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.7% in the second quarter of 2014 compared to 37.5% for same period of 2013.  Our effective tax rate was 37.2% in the first six months of 2014 compared to 35.3% for the same period of 2013.  The increase in our effective tax rate in the first six months of 2014 was primarily due to research and development and certain other tax credits totaling approximately $700,000 relating to 2012 that were recorded in 2013.  These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three markets: retail, construction, and industrial.  Founded in 1955, the Company is headquartered in Grand Rapids, Michigan, with affiliates throughout North America. For more about Universal Forest Products, go to www.ufpi.com.

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

OVERVIEW

Our results for the second quarter of 2014 were impacted by the following:

Our overall sales increased by 4.6% compared to the second quarter of 2013 as a 6% increase in our unit sales was offset by a small decline in selling prices due to the commodity lumber market (see Historical Lumber Prices).  Our 6% increase in unit sales was driven by sales growth to our retail building materials, industrial, and commercial construction markets, offset by a decline in unit sales to our residential construction market.  Unit sales to our manufactured housing market were flat.

UNIVERSAL FOREST PRODUCTS, INC.

•	National housing starts increased approximately 9.4% in the period from March through May 2014 (our sales trail housing starts by about a month), compared to the same period of 2013. Although national housing starts increased, our unit sales to the residential construction market decreased 11%, primarily due to being more selective in the business that we take, particularly in our framing operations within our Site-Built segment. We expect our selective pricing policies to continue to impact our sales growth relative to market growth.

•	Production of HUD code manufactured homes increased 4.0% in the second quarter of 2014, compared to the same period of 2013. Our unit sales to this market were flat due to a vertical integration strategy being employed by one of our primary customers. Our unit sales to all other customers increased approximately 6%, which is in line with the increase in industry production. We expect this trend to continue for the balance of the year.

•	Our operating profit as a percentage of sales increased to 4.8% from 3.7% comparing 2014 to 2013, primarily due to improved profitability of our framing and other operations that primarily serve residential construction customers, selling a more favorable mix of higher margin products, and relatively steady lumber prices in 2014. In the second quarter of 2013 lumber prices fell for several weeks, which adversely impacted the profitability of certain products.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite Average $/MBF
	2014	2013
January	$395	$393
February	394	409
March	387	436
April	367	429
May	377	367
June	375	329

Second quarter average	$373	$375
Year-to-date average	383	394

Second quarter percentage change	(0.5%)
Year-to-date percentage change	(2.8%)

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise approximately 50% of our sales volume.

	Random Lengths SYP Average $/MBF
	2014	2013
January	$375	$397
February	398	426
March	406	445
April	392	436
May	402	383
June	406	355

Second quarter average	$400	$391
Year-to-date average	397	407

Second quarter percentage change	2.3%
Year-to-date percentage change	(2.5%)

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

UNIVERSAL FOREST PRODUCTS, INC.

Below is a general description of the primary ways in which our products are priced.

•	Products with fixed selling prices. These products include value-added products such as deck components and fencing sold to retail building materials customers, as well as trusses, wall panels and other components sold to the residential construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers for these sales commitments. Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

•	Products with selling prices indexed to the reported Lumber Market with a fixed dollar "adder" to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers' needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. For these products, our margins are exposed to changes in the trend of lumber prices. As a result of the decline in the housing market and our sales to residential and commercial builders, a greater percentage of our sales fall into this general pricing category. Consequently, we believe our profitability may be impacted to a much greater extent to changes in the trend of lumber prices.

Changes in the trend of lumber prices have their greatest impact on the following products:

•	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 15% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)

•	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.

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

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margin percentages.  Gross margin percentages are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.

BUSINESS COMBINATIONS

We completed one business acquisition during the second quarter of 2014, three acquisitions for the first six months of 2014, and four during all of 2013.  Each of the acquisitions was accounted for using the purchase method.  The annual revenue of the acquisitions completed in 2014 was approximately $19 million.  These business combinations were not significant to our operating results individually or in aggregate and thus pro forma results for 2014 and 2013 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note C, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.5	89.1	87.7	89.3
Gross profit	12.6	10.9	12.3	10.7
Selling, general, and administrative expenses	7.7	7.2	8.5	7.8
Anti-dumping duty assessments	0.2	-	0.1	0.1
Net (gain) loss on disposition of assets, early retirement, and other impairment and exit charges	-	-	(0.1)	-
Earnings from operations	4.8	3.7	3.7	2.8
Other expense (income), net	0.1	0.1	0.1	0.2
Earnings before income taxes	4.7	3.6	3.6	2.6
Income taxes	1.8	1.3	1.4	0.9
Net earnings	2.9	2.2	2.3	1.7
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	2.8%	2.1%	2.2%	1.6%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UNIVERSAL FOREST PRODUCTS, INC.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•	Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers. New product sales were $42.2 million in the second quarter of 2014 compared to $27.6 million during the second quarter of 2013. New product sales year-to-date for 2014 and 2013 were $65.8 and $49.3 million, respectively.

•	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Retail Building Materials	$349,134	$314,948	10.9	$551,393	$521,010	5.8
Industrial	203,464	193,133	5.3	373,866	352,808	6.0
Housing and Construction
Manufactured Housing	100,028	110,169	(9.2)	183,640	200,551	(8.4)
Residential Construction	94,250	102,724	(8.2)	171,540	181,442	(5.5)
Commercial Construction	37,336	28,845	29.4	65,970	54,711	20.6
Subtotal	231,614	241,738	(4.2)	421,150	436,704	(3.6)
Total Gross Sales	784,212	749,819	4.6	1,346,409	1,310,522	2.7
Sales Allowances	(11,460)	(11,383)		(19,658)	(17,592)
Total Net Sales	$772,752	$738,436	4.6	$1,326,751	$1,292,930	2.6

Note: During 2014, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the second quarter of 2014 increased 4.6% compared to the same period of 2013, due to a 6% increase in unit sales, offset by a 1% decline in selling prices.

Gross sales in the first six months of 2014 increased 2.7% compared to the same period of 2013, due to a 5% increase in unit sales, offset by a 2% decline in selling prices due to the lower level of the Lumber Market.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market increased almost 11% in the second quarter of 2014 compared to the same period of 2013, all of which was due to an increase in overall unit sales.  Within this market, sales to our big box customers increased nearly 13% while our sales to other retailers increased approximately 8%.  We believe that these unit sales gains are due, in part, to poor weather in the first quarter which resulted in greater demand in the second quarter when weather became more favorable.

Gross sales to the retail building materials market increased 6% in the first six months of 2014 compared to the same period of 2013, due to a 7% increase in unit sales, offset by a 1% decrease in selling prices due to the Lumber Market.  Within this market, sales to our big box customers increased 11% while our sales to other retailers decreased by 1%.

UNIVERSAL FOREST PRODUCTS, INC.

Industrial:

Gross sales to the industrial market increased over 5% in the second quarter of 2014 compared to the same period of 2013, resulting from a 6% increase in unit sales, offset by a 1% reduction in selling prices due to the Lumber Market.  Our growth was primarily due to an increase in orders from our existing customers.  Our sales to new customers were approximately $1.5 million for the quarter.

Gross sales to the industrial market increased 6% in the first six months of 2014 compared to the same period of 2013.  Our unit sales increased 8% in the first six months of 2014 while our selling prices decreased by 2% due to the Lumber Market.

Manufactured Housing:

Gross sales to the manufactured housing market decreased over 9% in the second quarter of 2014 compared to 2013.  The decrease was due to an 8% decrease in selling prices and a 1% decline in unit sales.  By comparison, production of HUD-code homes in April and May 2014 were up 4% compared to 2013.  Our unit sales growth was adversely impacted by a continuing reduction in sales to one of our key customers in this market.  That customer’s vertical integration strategy is expected to adversely impact our sales growth in this market for the balance of the year.  Our sales to other customers in this market increased by 6%, which is in line with the increase in industry production.  The decline in prices was primarily due to OSB prices, which declined approximately 37% year over year in the second quarter.

Gross sales to the manufactured housing market decreased over 8% in the first six months of 2014 compared to 2013, primarily due to the same factors discussed above.  Our unit sales remained flat for the first six months of 2014.

Residential Construction:

Gross sales to the residential construction market decreased approximately 8% in the second quarter of 2014 compared to the same period of 2013, due to an 11% decrease in our unit sales, offset by a 3% increase in selling prices.   By comparison, national housing starts increased approximately 9.4% in the period from March through May 2014 (our sales trail housing starts by about a month), compared to the same period of 2013.  The decrease in our unit sales and increase in our selling prices reflects efforts to be more selective in the business that we take, particularly in our framing operations within our Site-Built segment.  We intend to continue this strategy and expect that it will continue to adversely impact our sales growth in this market.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the residential construction market decreased over 5% in the first six months of 2014 compared to the same period of 2013, primarily due to the same factors discussed above.  Our unit sales decreased 8% for the first six months of 2014.

Commercial Construction:

Gross sales to the commercial construction market increased approximately 29% in the second quarter of 2014 compared to the same period of 2013.  This was driven by a 28% increase in unit sales.  Our increase in unit sales is a result of an increase in commercial construction activity and our efforts to capture additional market share.

Gross sales to the commercial construction market increased 21% in the first six months of 2014 compared to the same period of 2013, primarily due to the same factors discussed above.  Our unit sales increased 18% for the first six months of 2014.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Value-Added	59.3%	57.8%	58.6%	57.5%
Commodity-Based	40.7%	42.2%	41.4%	42.5%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 12.6% from 10.9% comparing the second quarter of 2014 to the same period of 2013.  Additionally, our gross profit dollars increased by $16.8 million, or 20.9%, which compares favorably with our 6% increase in unit sales.  The improvement in our profitability in 2014 is due to the following factors:

•	Over $4 million of our improvement reflects efforts to be more selective in the business that we take on sales to the residential construction market, particularly in our framing operations, as well as operational improvements we have made to those businesses.
•	Approximately $3.5 million of our improvement was due to growth and a more favorable product mix on sales to the industrial market.

UNIVERSAL FOREST PRODUCTS, INC.

•	Nearly $6.5 million of our improvement reflects our growth in sales to the retail market along with experiencing a more favorable Lumber Market in the second quarter of 2014 relative to the Lumber Market in the second quarter of 2013. In the second quarter of 2013 the Lumber Market decreased for several weeks which adversely impact the profits of certain products.
•	Almost $2 million of our improvement was due to growth and a more favorable product mix on our sales to the commercial and concrete forming market.

Our gross profit percentage increased to 12.3% from 10.7% comparing the first six months of 2014 to the same period of 2013.  Additionally, our gross profit dollars increased by 18.1%, which compares favorably to our 5% increase in unit sales. This improvement is primarily due to the same factors discussed above.  These improvements were offset to some extent by adverse cost variances resulting from a decline in productivity due to inclement weather during the first quarter of 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $5.9 million, or 11.1%, in the second quarter of 2014 compared to the same period of 2013, while we reported a 6% increase in unit sales.  The increase in SG&A was primarily due to:

•	A $2.2 million, or 9%, increase in compensation and benefit costs tied to increased headcount. Our increase in headcount is primarily of sales and design personnel to support anticipated sales growth in certain markets.
•	An increase in accrued bonus and sales incentive expenses totaling $3.2 million as a result of an increase in our profitability.

Selling, general and administrative ("SG&A") expenses increased by approximately $11.6 million, or 11.4%, in the first six months of 2014 compared to the same period of 2013, while we reported a 5% increase in unit sales.  SG&A expenses were impacted in the first six months of 2014 by the same factors discussed above.

ANTI-DUMPING DUTY ASSESSMENTS

During the second quarter of 2014, we accrued $1.6 million related to anti-dumping duty assessments estimated on steel nails imported from China, resulting in an accrual balance of $2.2 million.

INTEREST, NET

Net interest costs were lower in the second quarter and first six months of 2014 compared to the same period of 2013, due to lower interest expense resulting from lower debt levels in 2014,  as well as an increase in interest income resulting from certain notes receivables.

UNIVERSAL FOREST PRODUCTS, INC.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.7% in the second quarter of 2014 compared to 37.5% for same period of 2013.  Our effective tax rate was 37.2% in the first six months of 2014 compared to 35.3% for the same period of 2013.  The increase in our effective tax rate was primarily due to research and development and certain other tax credits totaling approximately $700,000 relating to 2012 that were recorded in 2013.  These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

		Net Sales				Segment Operating Profit
(in thousands)		Three Months Ended				Three Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change	June 28, 2014	June 29, 2013	$ Change	% Change
Eastern and Western	$634,056	$601,185	$32,871	5.5%	$29,308	$21,710	$7,598	35.0%
Site-Built	67,522	73,860	(6,338)	(8.6)	5,576	2,225	3,351	150.6
All Other	71,174	63,391	7,783	12.3	2,407	1,258	1,149	91.3
Corporate[1]	-	-	-	-	(568)	1,924	(2,492)	(129.5)
Total	$772,752	$738,436	$34,316	4.6%	$36,723	$27,117	$9,606	35.4%

		Net Sales				Segment Operating Profit
(in thousands)		Six Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	$ Change	% Change	June 28, 2014	June 29, 2013	$ Change	% Change
Eastern and Western	$1,090,453	$1,046,709	$43,744	4.2%	$43,885	$35,783	$8,102	22.6%
Site-Built	119,643	132,011	(12,368)	(9.4)	7,504	(1,829)	9,333	510.3
All Other	116,655	114,210	2,445	2.1	1,155	913	242	26.5
Corporate[1]	-	-	-	-	(3,194)	1,308	(4,502)	(344.2)
Total	$1,326,751	$1,292,930	$33,821	2.6%	$49,350	$36,175	$13,175	36.4%

1Corporate primarily represents over (under) allocated administrative costs.

UNIVERSAL FOREST PRODUCTS, INC.

Eastern and Western

Net sales attributable to the Eastern and Western reportable segment increased in the second quarter and first six months of 2014 compared to 2013 due to an increase in sales to retail, industrial, and concrete forming customers, offset by a decline in sales to manufactured housing customers.

Earnings from operations for the Eastern and Western reportable segment increased in the second quarter and first six months of 2014 compared to 2013, primarily due to sales growth as well as an improvement in product mix and a more favorable Lumber Market in the second quarter of 2014 relative to 2013.

Site-Built

Net sales attributable to the Site-Built reportable segment decreased in the second quarter and first six months of 2014 compared to 2013 primarily due to being more selective in the business that we take, particularly in our framing operations, in order to meet profitability objectives.  Our earnings from operations in the second quarter and first six months of 2014 increased due to this strategy.

All Other

Net sales attributable to all other segments increased in the second quarter and first six months of 2014 compared to 2013, primarily due to our Universal Consumer Products and Distribution operations.

Earnings from operations for all other segments increased in the first quarter and first six months of 2014 compared to 2013, primarily due to our Universal Consumer Products and Pinelli Universal operations.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

UNIVERSAL FOREST PRODUCTS, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash from operating activities	$22,804	$(25,510)
Cash from investing activities	(28,015)	(24,943)
Cash from financing activities	5,271	42,905
Effect of exchange rate changes on cash	(60)	(99)
Net change in cash and cash equivalents	-	(7,647)
Cash and cash equivalents, beginning of period	-	7,647
Cash and cash equivalents, end of period	$-	$-

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 29, 2013 balances in the accompanying unaudited consolidated condensed balance sheets.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 52 days in the first six months of 2014 from 49 days in the first six months of 2013, due primarily to a 3 day increase in our days supply of inventory.  During the first quarter of 2014, inclement weather resulted in weaker than expected unit sales and lower inventory turnover.  In addition, we carried higher levels of safety stock inventory in 2014 due to industry transportation challenges.

Cash flows from operating activities was $22.8 million in the first six months of 2014, which was comprised of net earnings of $30.1 million and $16.8 million of non-cash expenses, offset by a $24.1 million increase in working capital since the end of 2013 due to the seasonality of our business.

Capital expenditures comprised $20.1 million of our $28.0 million of cash flows from investing activities in the first six months of 2014.  We currently plan to spend up to $40 million in 2014.  Outstanding purchase commitments on existing capital projects totaled approximately $6.5 million on June 28, 2014.  We currently intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in investing activities also included $7.1 million used to complete acquisitions in the first six months of 2014. See Notes to Unaudited Consolidated Condensed Financial Statements, Note F “Business Combinations”.

UNIVERSAL FOREST PRODUCTS, INC.

On June 28, 2014, we had $10.4 million outstanding on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on June 28, 2014.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on June 28, 2014.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 28, 2014 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the quarter ended June 28, 2014, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)            None.

(b)            None.

(c)            Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

March 30 – May 3, 2014(1)				2,988,229
May 4 – May 31, 2014				2,988,229
June 1 – June 28, 2014				2,988,229
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2011, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is approximately 3 million shares.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: July 30, 2014	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: July 30, 2014	By:	/s/ Michael R. Cole
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