Form 10-Q
period 2014-09-27
UNIVERSAL FOREST PRODUCTS INC
filed 2014-10-29
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 27, 2014
Common stock, no par value	19,974,886

UNIVERSAL FOREST PRODUCTS, INC.

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 27, 2014,December 28, 2013 and September 28, 2013.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Nine Months Ended September 27, 2014 and September 28, 2013.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Nine Months Ended September 27, 2014 and September 28, 2013.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 27, 2014 and September 28, 2013.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures.	28

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.	29

Item 6.	Exhibits.	30

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	September 27, 2014	December 28, 2013	September 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,184	$-	$5,151
Restricted cash	720	720	720
Accounts receivable, net	257,235	180,452	241,990
Inventories:
Raw materials	150,585	161,226	127,854
Finished goods	123,080	126,079	104,356
Total inventories	273,665	287,305	232,210
Refundable income taxes	-	2,235	-
Deferred income taxes	6,848	6,866	9,203
Other current assets	20,743	18,820	20,280
TOTAL CURRENT ASSETS	585,395	496,398	509,554

DEFERRED INCOME TAXES	1,312	1,365	1,696
OTHER ASSETS	14,915	12,087	12,615
GOODWILL	160,146	160,146	160,146
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	6,339	7,241	7,815
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	599,584	578,702	578,429
Less accumulated depreciation and amortization	(354,548)	(341,292)	(339,082)
PROPERTY, PLANT AND EQUIPMENT, NET	245,036	237,410	239,347
TOTAL ASSETS	$1,015,483	$916,987	$933,513

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$-	$1,079	$-
Accounts payable	99,008	72,918	85,520
Accrued liabilities:
Compensation and benefits	60,069	45,018	45,651
Income taxes	15	-	6,269
Other	33,849	20,084	26,900
TOTAL CURRENT LIABILITIES	192,941	139,099	164,340

LONG-TERM DEBT	84,700	84,700	84,700
DEFERRED INCOME TAXES	26,896	26,788	24,861
OTHER LIABILITIES	15,862	16,666	16,211
TOTAL LIABILITIES	320,399	267,253	290,112

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$-	$-	$-
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 19,974,886, 19,948,270, and 19,893,513.	19,975	19,948	19,900
Additional paid-in capital	161,122	156,129	153,932
Retained earnings	501,181	461,812	458,005
Accumulated other comprehensive income	2,767	3,466	3,901
Employee stock notes receivable	(530)	(732)	(732)
Total controlling interest shareholders' equity	684,515	640,623	635,006
Noncontrolling interest	10,569	9,111	8,395
TOTAL SHAREHOLDERS' EQUITY	695,084	649,734	643,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,015,483	$916,987	$933,513

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

NET SALES	$713,489	$651,780	$2,040,239	$1,944,711

COST OF GOODS SOLD	623,903	573,491	1,787,652	1,729,027

GROSS PROFIT	89,586	78,289	252,587	215,684

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	59,936	53,020	172,835	154,348
ANTI-DUMPING DUTY ASSESSMENT	-	887	1,600	887
NET GAIN ON DISPOSITION AND IMPAIRMENT OF ASSETS	(2,570)	(145)	(3,418)	(253)

EARNINGS FROM OPERATIONS	32,220	24,527	81,570	60,702

INTEREST EXPENSE	1,016	1,159	3,184	3,584
INTEREST INCOME	(346)	(159)	(975)	(463)
EQUITY IN EARNINGS OF INVESTEE	(118)	(18)	(246)	(152)
	552	982	1,963	2,969

EARNINGS BEFORE INCOME TAXES	31,668	23,545	79,607	57,733

INCOME TAXES	11,176	8,530	29,000	20,589

NET EARNINGS	20,492	15,015	50,607	37,144

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,258)	(924)	(2,369)	(2,057)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$19,234	$14,091	$48,238	$35,087

EARNINGS PER SHARE - BASIC	$0.96	$0.71	$2.40	$1.76

EARNINGS PER SHARE - DILUTED	$0.96	$0.71	$2.40	$1.76

NET EARNINGS	20,492	15,015	50,607	37,144
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(491)	752	(885)	(316)
COMPREHENSIVE INCOME	20,001	15,767	49,722	36,828
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,317)	(1,106)	(2,183)	(2,098)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$18,684	$14,661	$47,539	$34,730

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 29, 2012	$19,800	$149,805	$426,887	$4,258	$(982)	$7,757	$607,525
Net earnings			35,087			2,057	37,144
Foreign currency translation adjustment				(357)		41	(316)
Distributions to noncontrolling interest						(1,460)	(1,460)
Cash Dividends - $0.200 per share			(3,977)				(3,977)
Issuance of 31,341 shares under employee stock plans	31	808					839
Issuance of 30,650 shares under stock grant programs	31	10	8				49
Issuance of 41,019 shares under deferred compensation plans	41	(41)					-
Tax benefits from non-qualified stock options exercised		109					109
Expense associated with share-based compensation arrangements		1,442					1,442
Accrued expense under deferred compensation plans		1,897					1,897
Notes receivable written off	(3)	(98)			105		4
Payments received on employee stock notes receivable					145		145
Balance at September 28, 2013	$19,900	$153,932	$458,005	$3,901	$(732)	$8,395	$643,401

Balance at December 28, 2013	$19,948	$156,129	$461,812	$3,466	$(732)	$9,111	$649,734
Net earnings			48,238			2,369	50,607
Foreign currency translation adjustment				(699)		(186)	(885)
Noncontrolling interest associated with business acquisitions						985	985
Distributions to noncontrolling interest						(1,710)	(1,710)
Cash Dividends - $0.210 per share			(4,214)				(4,214)
Issuance of 8,681 shares under employee stock plans	9	297	14				320
Issuance of 77,736 shares under stock grant programs	78	1,108					1,186
Issuance of 43,210 shares under deferred compensation plans	43	(43)					-
Repurchase of 103,011 shares	(103)		(4,669)				(4,772)
Tax benefits from non-qualified stock options exercised							-
Expense associated with share-based compensation arrangements		1,445					1,445
Accrued expense under deferred compensation plans		2,186					2,186
Payments received on employee stock notes receivable					202		202
Balance at September 27, 2014	$19,975	$161,122	$501,181	$2,767	$(530)	$10,569	$695,084

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$50,607	$37,144
Adjustments to reconcile net earnings attributable to controlling interest:
Depreciation	24,241	22,333
Amortization of intangibles	1,743	1,880
Expense associated with share-based compensation arrangements	1,445	1,491
Excess tax benefits from share-based compensation arrangements	(2)	(8)
Expense associated with stock grant plans	81	-
Deferred income taxes (credit)	127	(83)
Equity in earnings of investee	(246)	(152)
Net gain on disposition and impairment of assets	(3,418)	(195)
Changes in:
Accounts receivable	(76,642)	(79,849)
Inventories	14,754	11,261
Accounts payable and cash overdraft	25,078	19,336
Accrued liabilities and other	32,760	34,580
NET CASH FROM OPERATING ACTIVITIES	70,528	47,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,676)	(32,108)
Proceeds from sale of property, plant and equipment	6,463	1,261
Acquisitions, net of cash received	(7,135)	(9,296)
Advances of notes receivable	(2,229)	(1,990)
Collections on notes receivable	983	1,441
Cash restricted as to use	-	6,111
Other, net	(95)	28
NET CASH FROM INVESTING ACTIVITIES	(33,689)	(34,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	192,475	251,801
Repayments under revolving credit facilities	(192,475)	(262,891)
Debt issuance costs	(11)	(15)
Proceeds from issuance of common stock	297	839
Distributions to noncontrolling interest	(1,710)	(1,460)
Dividends paid to shareholders	(4,214)	(3,977)
Repurchase of common stock	(4,772)	-
Excess tax benefits from share-based compensation arrangements	2	8
NET CASH FROM FINANCING ACTIVITIES	(10,408)	(15,695)

Effect of exchange rate changes on cash	(247)	14
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,184	(2,496)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$-	$7,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,184	$5,151

SUPPLEMENTAL INFORMATION:
Interest paid	$2,475	$2,850
Income taxes paid	26,605	6,780

NON-CASH INVESTING ACTIVITIES
Other receivables exchanged for notes receivable	2,768	1,635
Notes receivable exchanged for property	2,980	3,900

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	2,270	1,647

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the September 28, 2013 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	September 27, 2014	September 28, 2013
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)

Money market funds	$651	$62
Mutual funds:
Domestic stock funds	658	725
International stock funds	218	535
Target funds	296	159
Bond funds	156	135
Total mutual funds	1,328	1,554
	1,979	1,616

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

We did not maintain any Level 2 or 3 assets or liabilities at September 27, 2014 or September 28, 2013.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 27, 2014	December 28, 2013	September 28, 2013

Cost and Earnings in Excess of Billings	$6,883	$6,903	$9,640
Billings in Excess of Cost and Earnings	3,940	2,858	2,655

UNIVERSAL FOREST PRODUCTS, INC.

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net earnings attributable to controlling interest	$19,234	$14,091	$48,238	$35,087
Adjustment for earnings allocated to non-vested restricted common stock	(178)	(134)	(444)	(338)
Net earnings for calculating EPS	$19,056	$13,957	$47,794	$34,749
Denominator:
Weighted average shares outstanding	20,100	19,965	20,095	19,916
Adjustment for non-vested restricted common stock	(186)	(190)	(186)	(192)
Shares for calculating basic EPS	19,914	19,775	19,909	19,724
Effect of dilutive stock options	18	25	24	39
Shares for calculating diluted EPS	19,932	19,800	19,933	19,763
Net earnings per share:
Basic	$0.96	$0.71	$2.40	$1.76
Diluted	$0.96	$0.71	$2.40	$1.76

No options were excluded from the computation of diluted EPS for the quarters ended September 27, 2014 or September 28, 2013.

E.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

UNIVERSAL FOREST PRODUCTS, INC.

On a consolidated basis, we have reserved approximately $3.2 million on September 27, 2014 and $3.5 million on September 28, 2013, representing the estimated costs to complete future remediation efforts. These amounts are included in Other Liabilities within the condensed balance sheet and have not been reduced by an insurance receivable.

As of September 27, 2014, we have an accrual balance of $2.2 million related to anti-dumping duty assessments imposed on steel nails imported from China.

We are currently undergoing an unclaimed property audit with the state of Michigan covering the period July 1, 1994 to present. We anticipate that the audit will be completed during the fourth quarter of 2014 and do not expect it to result in a material loss.

In addition, on September 27, 2014, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 27, 2014, we had outstanding purchase commitments on capital projects of approximately $8.5 million.

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

In certain cases we supply building materials and labor to residential and multi-family construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of September 27, 2014 we had approximately $8.7 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $21.7 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

UNIVERSAL FOREST PRODUCTS, INC.

On September 27, 2014, we had outstanding letters of credit totaling $26.9 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the EPA.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on September 27, 2014.

We did not enter into any new guarantee arrangements during the third quarter of 2014 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2014 and 2013 which were accounted for using the purchase method (in thousands):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
High Level Components, LLC (“High Level”)	March 31, 2014	$2,944 (asset purchase)	$-	$3,232	Eastern Division	A building component manufacturer based in Locust, NC. High Level had annual sales of $6.8 million.
Upshur Forest Products, LLC (“Upshur”)	March 28, 2014	$1,774 (50% asset purchase; 51% voting majority)	$788	$985	Western Division	A sawmill located in Gilmer, TX. Upshur had annual sales of $8.9 million.
Container Systems, Inc. (“CSI”)	March 14, 2014	$2,417 (asset purchase)	$-	$2,417	Eastern Division	A manufacturer of crates and containers for industrial applications and the moving-and-storage industry, located in Franklinton, NC. CSI had annual sales of $3.0 million.
SE Panel and Lumber Supply, LLC (“SE Panel”)	November 8, 2013	$2,181 (asset purchase)	$-	$2,181	Eastern Division
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
	Three Months Ended September 27, 2014
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$585,156	$68,326	$60,007	$-	$713,489
Intersegment net sales	24,884	2,238	2,303	-	29,425
Segment operating profit	23,557	6,053	2,597	13	32,220

	Three Months Ended September 28, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$523,364	$70,579	$57,837	$-	$651,780
Intersegment net sales	21,246	4,406	2,968	-	28,620
Segment operating profit	18,628	3,993	630	1,276	24,527

	Nine Months Ended September 27, 2014
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,675,609	$187,968	$176,662	$-	$2,040,239
Intersegment net sales	73,261	8,966	11,446	-	93,673
Segment operating profit (loss)	67,441	13,557	3,753	(3,181)	81,570

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 28, 2013
	Eastern and Western	Site-Built	All Other	Corporate	Total
Net sales to outside customers	$1,570,073	$202,590	$172,048	$-	$1,944,711
Intersegment net sales	69,179	13,168	9,913	-	92,260
Segment operating profit	54,412	2,163	1,543	2,584	60,702

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.3% in the third quarter of 2014 compared to 36.2% for same period of 2013.  Our effective tax rate was 36.4% in the first nine months of 2014 compared to 35.7% for the same period of 2013.  The increase in our effective tax rate in the first nine months of 2014 was primarily due to research and development and certain other tax credits totaling approximately $500,000 relating to 2012 that were recorded in 2013.  These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

I.	NET GAIN ON SALE AND IMPAIRMENT OF ASSETS

During the third quarter of 2014, the net gain on disposition and impairment of assets totaled $2.6 million.  Included within the $2.6 million net gain was a gain on the sale of certain real estate totaling $2.7 million completed by a 50% owned subsidiary of the Company.    After considering the $1.35 million non-controlling interest and income taxes, net earnings attributable to controlling interests increased by approximately $700,000 as a result of these transactions.  In the first nine months of 2014, we recognized a net gain on the sale of assets of $4.6 million, which was offset by a $1.2 million impairment loss recorded to reduce the value of one of our vacant properties.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three primary markets: retail, housing and construction, and industrial. Our retail market is comprised of building materials sold primarily to national home center retailers, retail-oriented regional lumber yards and contractor-oriented lumber yards. Our housing and construction market is comprised of three submarkets, manufactured housing customers, residential construction customers and commercial construction customers. Our industrial market is generally defined as industrial manufacturers and agricultural customers for packaging, material handling and other applications. Founded in 1955, the Company is headquartered in Grand Rapids, Mich., with affiliates throughout North America. For more about Universal Forest Products, go to www.ufpi.com.

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

OVERVIEW

Our results for the third quarter of 2014 were impacted by the following:

•	Our overall sales increased by 9.5% compared to the third quarter of 2013, comprised of a 4% increase in unit sales and a 6% increase in our selling prices due to the commodity lumber market (See Historical Lumber Prices). Sales increased in each of our primary markets, relative to the comparative quarter of 2013.

•	National housing starts increased approximately 12.6% in the period from June through August 2014 (our sales trail housing starts by about a month), compared to the same period of 2013. Although national housing starts increased, our unit sales to the residential construction market decreased 10%, primarily due to being more selective in the business that we take, particularly in our framing operations within our Site-Built segment.

UNIVERSAL FOREST PRODUCTS, INC.

•	Production of HUD code manufactured homes increased 9% in the third quarter of 2014, compared to the same period of 2013, and production of modular homes was soft. By comparison, our unit sales increased by only 1% to these customers. Our growth in unit sales trails the overall market because one of our largest customers in this market recently employed a vertical integration strategy in which it manufactures certain wood components used in its homes.

•	One of our 50% owned subsidiaries, which we consolidate, sold certain idle real estate during the quarter and recorded a gain before non-controlling interests and income taxes totaling approximately $2.7 million, resulting in a total net gain on the sale and impairment of assets totaling approximately $2.6 million. After considering non-controlling interests and income taxes, these transactions contributed approximately $700,000 to net earnings attributable to controlling interests this quarter.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2014	2013

January	$395	$393
February	394	409
March	387	436
April	367	429
May	377	367
June	375	329
July	381	343
August	401	353
September	398	368

Third quarter average	$393	$355
Year-to-date average	386	381

Third quarter percentage change	10.7%
Year-to-date percentage change	1.3%

UNIVERSAL FOREST PRODUCTS, INC.

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise approximately 50% of our sales volume.

	Random Lengths SYP
	Average $/MBF
	2014	2013

January	$375	$397
February	398	426
March	406	445
April	392	436
May	402	383
June	406	355
July	396	366
August	419	364
September	416	360

Third quarter average	$410	$363
Year-to-date average	401	392

Third quarter percentage change	13.0%
Year-to-date percentage change	2.3%

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

BUSINESS COMBINATIONS

We’ve completed three acquisitions through September 2014, and four during all of 2013.  Each of the acquisitions was accounted for using the purchase method.  The annual revenue of acquisitions completed in 2014 and 2013 totaled $19 million and $23 million, respectively.  These business combinations were not significant to our operating results individually or in aggregate, and thus pro forma results for 2014 and 2013 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note C, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.4	88.0	87.6	88.9
Gross profit	12.6	12.0	12.4	11.1
Selling, general, and administrative expenses	8.4	8.1	8.5	7.9
Anti-dumping duty assessments	-	0.1	0.1	0.1
Net gain on disposition and impairment of assets	(0.4)	-	(0.2)	-
Earnings from operations	4.5	3.8	4.0	3.1
Other expense (income), net	0.1	0.1	0.1	0.1
Earnings before income taxes	4.4	3.6	3.9	3.0
Income taxes	1.6	1.3	1.4	1.1
Net earnings	2.9	2.3	2.5	1.9
Less net earnings attributable to noncontrolling interest	(0.2)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	2.7%	2.2%	2.4%	1.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UNIVERSAL FOREST PRODUCTS, INC.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the commercial market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•	Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers. New product sales were $36.1 million in the third quarter of 2014 compared to $25.9 million during the third quarter of 2013. New product sales year-to-date for 2014 and 2013 were $110.2 and $74.1 million, respectively.

•	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Retail Building Materials	$272,469	$247,182	10.2	$823,861	$768,174	7.2
Industrial	211,344	186,385	13.4	585,211	539,213	8.5
Housing and Construction:
Manufactured Housing	104,091	100,502	3.6	287,730	301,052	(4.4)
Residential	92,829	94,893	(2.2)	264,370	276,335	(4.3)
Commercial	42,892	31,698	35.3	108,862	86,408	26.0
Subtotal	239,812	227,093	5.6	660,962	663,795	(0.4)
Total Gross Sales	723,625	660,660	9.5	2,070,034	1,971,182	5.0
Sales Allowances	(10,136)	(8,880)		(29,795)	(26,471)
Total Net Sales	$713,489	$651,780	9.5	$2,040,239	$1,944,711	4.9

Note: During 2014, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the third quarter of 2014 increased 9.5% compared to the same period of 2013, due to a 4% increase in unit sales and a 6% increase in selling prices.

Gross sales in the first nine months of 2014 increased 5.0% compared to the same period of 2013, due to a 5% increase in unit sales.

Changes in our gross sales by market are discussed below.

Retail Building Materials:

Gross sales to the retail building materials market increased approximately 10% in the third quarter of 2014 compared to the same period of 2013, due to a 5% increase in overall unit sales and a 5% increase in our selling prices due to the Lumber Market.  Within this market, sales to our big box customers increased nearly 8% while our sales to other retailers increased approximately 14%, primarily due to an improvement in consumer demand.  Our big box customers have also reported year over year increases in their same store sales.

Gross sales to the retail building materials market increased 7% in the first nine months of 2014 compared to the same period of 2013, due to an 8% increase in unit sales,  offset by a 1% decrease in selling prices.  Within this market, sales to our big box customers increased 10% while our sales to other retailers increased by 4%.

Industrial:

Gross sales to the industrial market increased approximately 13% in the third quarter of 2014 compared to the same period of 2013, resulting from a 7% increase in unit sales and a 6% increase in selling prices due to the Lumber Market. Our growth was due to a combination of new customers and an increase in demand from existing customers.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the industrial market increased 9% in the first nine months of 2014 compared to the same period of 2013, due to a 9% increase in unit sales.

Housing and Construction:

Manufactured Housing:  Gross sales to the manufactured housing market increased approximately 4% in the third quarter of 2014 compared to 2013.  The increase was due to a 1% increase in unit sales along with a 3% increase in selling prices.  By comparison, production of HUD-code homes in July and August 2014 were up 9% compared to 2013 but modular home production continued to be soft.  Our unit sales growth continues to trail industry production growth because one of our largest customers in this market recently employed a vertical integration strategy in which it manufactures certain wood components used in its homes.

Gross sales to the manufactured housing market decreased over 4% in the first nine months of 2014 compared to 2013, primarily due to a decrease in selling prices for the first nine months of 2014, while our unit sales remained flat due to the reasons noted above.

Residential Construction:  Gross sales to the residential construction market decreased approximately 2% in the third quarter of 2014 compared to the same period of 2013, due to a 10% decrease in our unit sales, offset by an 8% increase in selling prices.   By comparison, national housing starts increased approximately 12.6% in the period from June through August 2014 (our sales trail housing starts by about a month), compared to the same period of 2013.  The decrease in our unit sales and increase in our selling prices reflects efforts to be more selective in the business that we take, particularly in our framing operations within our Site-Built segment.

Gross sales to the residential construction market decreased over 4% in the first nine months of 2014 compared to the same period of 2013, primarily due to the same factors discussed above.  Our unit sales decreased 10% for the first nine months of 2014.

Commercial Construction:  Gross sales to the commercial construction and concrete forming market increased approximately 35% in the third quarter of 2014 compared to the same period of 2013, due to a 25% increase in unit sales combined with a 10% increase in selling prices.  Our unit sales increase is due to an increase in commercial construction activity and our efforts to capture additional share of certain segments of this market.

Gross sales to the commercial construction market increased 26% in the first nine months of 2014 compared to the same period of 2013, primarily due to an increase in unit sales, as selling prices remained stable in the first nine months of 2014.

UNIVERSAL FOREST PRODUCTS, INC.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Value-Added	58.3%	59.1%	58.5%	58.1%
Commodity-Based	41.7%	40.9%	41.5%	41.9%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 12.6% from 12.0% comparing the third quarter of 2014 to the same period of 2013.  Our gross profit dollars increased by 14.4%, which compares favorably with our 4% increase in unit sales.  The improvement in our profitability in the third quarter of 2014 is attributable to the following factors:

•	Over $4.5 million of our improvement reflects our efforts to be more selective in the business that we take on sales to the residential construction market, particularly in our framing operations, as well as operational improvements.
•	$3.5 million of our gross profit increase is attributable to our growth in sales to the Retail Building Materials market along with a slight margin improvement due to a more favorable trend in commodity lumber prices.
•	Our growth in sales to the industrial market contributed $2.7 million to our gross profit increase.
•	Our growth in sales to the commercial market added approximately $2.0 million to our gross profits.

Our gross profit percentage increased to 12.4% from 11.1% comparing the first nine months of 2014 to the same period of 2013.  Our gross profit dollars increased by 17.1%, which compares favorably to our 5% increase in unit sales. This improvement is primarily due to the same factors discussed above.  These improvements were offset to some extent by adverse cost variances resulting from a decline in productivity due to inclement weather during the first quarter of 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $6.9 million, or 13%, in the third quarter of 2014 compared to the same period of 2013, while we reported a 4% increase in unit sales.  The increase in SG&A was primarily due to a $2.9 million increase in compensation and benefit costs as a result of having more personnel and a $3.2 million increase in incentive compensation resulting from an improvement in our profitability.

UNIVERSAL FOREST PRODUCTS, INC.

Selling, general and administrative ("SG&A") expenses increased by approximately $18.5 million, or 12.0%, in the first nine months of 2014 compared to the same period of 2013, while we reported a 5% increase in unit sales.  SG&A expenses were impacted in the first nine months of 2014 by the same factors discussed above.

NET GAIN ON DISPOSITION AND IMPAIRMENT OF ASSETS

During the third quarter of 2014, the net gain on disposition and impairment of assets totaled $2.6 million.  Included within the $2.6 million net gain was a gain on the sale of certain real estate totaling $2.7 million completed by a 50% owned subsidiary of the Company.    After considering the $1.35 million non-controlling interest and income taxes, net earnings attributable to controlling interests increased by approximately $700,000 as a result of these transactions.  In the first nine months of 2014, we recognized a net gain on the sale of assets of $4.6 million, which was offset by a $1.2 million impairment loss recorded to reduce the value of one of our vacant properties.

INTEREST, NET

Net interest costs were lower in the third quarter and first nine months of 2014 compared to the same period of 2013, due to lower interest expense resulting from lower debt levels in 2014, as well as an increase in interest income resulting from certain notes receivables.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.3% in the third quarter of 2014 compared to 36.2% for same period of 2013.  Our effective tax rate was 36.4% in the first nine months of 2014 compared to 35.7% for the same period of 2013.  The increase in our effective tax rate in the first nine months of 2014 was primarily due to research and development and certain other tax credits totaling approximately $500,000 relating to 2012 that were recorded in 2013.  These tax credits were enacted in the first quarter of 2013, retroactive to the beginning of 2012.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

		Net Sales				Segment Operating Profit
(in thousands)		Three Months Ended				Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change	September 27, 2014	September 28, 2013	$ Change	% Change
Eastern and Western	$585,156	$523,364	$61,792	11.8%	$23,557	$18,628	$4,929	26.5%
Site-Built	68,326	70,579	(2,253)	(3.2)	6,053	3,993	2,060	51.6
All Other	60,007	57,837	2,170	3.8	2,597	630	1,967	312.2
Corporate[1]	-	-	-	-	13	1,276	(1,263)	(99.0)
Total	$713,489	$651,780	$61,709	9.5%	$32,220	$24,527	$7,693	31.4%

UNIVERSAL FOREST PRODUCTS, INC.

		Net Sales				Segment Operating Profit
(in thousands)		Nine Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	$ Change	% Change	September 27, 2014	September 28, 2013	$ Change	% Change
Eastern and Western	$1,675,609	$1,570,073	$105,536	6.7%	$67,441	$54,412	$13,029	24.0%
Site-Built	187,968	202,590	(14,622)	(7.2)	13,557	2,163	11,394	526.8
All Other	176,662	172,048	4,614	2.7	3,753	1,543	2,210	143.2
Corporate[1]	-	-	-	-	(3,181)	2,584	(5,765)	(223.1)
Total	$2,040,239	$1,944,711	$95,528	4.9%	$81,570	$60,702	$20,868	34.4%

1Corporate primarily represents over (under) allocated administrative costs.

Eastern and Western

Net sales for the Eastern and Western reportable segment increased in the third quarter and first nine months of 2014 compared to 2013 primarily due to an increase in sales to retail, industrial, and commercial customers.

Earnings from operations for the Eastern and Western reportable segment increased in the third quarter and first nine months of 2014 compared to 2013, primarily due to an increase in overall unit sales and improvement in product mix.  Unfavorable cost variances in the first quarter of 2014 offset the impact these positive factors had on year to date results.

Site-Built

Net sales for the Site-Built reportable segment decreased in the third quarter and first nine months of 2014 compared to 2013, primarily due to being more selective in the business that we pursued, particularly in our framing operations.  This strategy also contributed to the increase in our profitability in the third quarter and first nine months of 2014.

All Other

Net sales for all other segments increased in the third quarter and first nine months of 2014 compared to 2013, primarily due to modest sales increases by our Universal Consumer Products and Distribution operations.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for all other segments increased in the third quarter and first nine months of 2014 compared to 2013, primarily due to our Pinelli Universal operations which improved primarily due to increases in demand and selling prices relative to commodity lumber costs.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash from operating activities	$70,528	$47,738
Cash from investing activities	(33,689)	(34,553)
Cash from financing activities	(10,408)	(15,695)
Effect of exchange rate changes on cash	(247)	14
Net change in cash and cash equivalents	26,184	(2,496)
Cash and cash equivalents, beginning of period	-	7,647
Cash and cash equivalents, end of period	$26,184	$5,151

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle remained consistent in the first nine months of 2014 compared to 2013, which increased slightly to 49 days from 48 days. During the first quarter of 2014, inclement weather resulted in weaker than expected unit sales and lower inventory turnover. In addition, we carried higher levels of safety stock inventory in 2014 due to industry transportation challenges.

UNIVERSAL FOREST PRODUCTS, INC.
Cash from operating activities was $70.5 million in the first nine months of 2014, which was comprised of net earnings of $50.6 million and $24.0 million of non-cash expenses, offset by a $4 million increase in working capital since the end of 2013 due to the seasonality of our business.

Purchases of property, plants, and equipment comprised most of our cash used in investing activities during the first nine months of 2014 and totaled $31.7 million.  We currently plan to spend up to $40 million in 2014.  Outstanding purchase commitments on existing capital projects totaled approximately $8.5 million on September 27, 2014.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Cash flows used in investing activities also included $7.1 million used for acquisitions in the first nine months of 2014. See Notes to Unaudited Consolidated Condensed Financial Statements, Note F “Business Combinations”.  Finally, we sold certain property, plants, and equipment during the first nine months of 2014 and collected cash proceeds totaling $6.5 million.  We recognized a net gain on the sale of these assets totaling $3.4 million.

Cash flows from financing activities primarily consisted of dividends paid in June totaling $0.21 per share, and repurchases of our common stock completed in the third quarter of 2014 totaling almost $4.8 million.  We purchased approximately 103,000 shares and have remaining authorization under our share repurchase program for approximately 2.9 million shares.

On September 27, 2014, we had no outstanding balance on our $265 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on September 27, 2014.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on September 27, 2014.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 27, 2014 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the quarter ended September 27, 2014, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

June 29 – August 2, 2014(1)	7,579	$44.97	7,579	2,980,650
August 3 – August 30, 2014	30,939	$45.85	30,939	2,949,711
August 31 – September 27, 2014	64,493	$46.81	64,493	2,885,218

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 29, 2014	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 29, 2014	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

	(INS)	XBRL Instance Document.

	(SCH)	XBRL Schema Document.

	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a compensatory arrangement.