Form 10-K
period 2014-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 2015-02-25
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 27, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

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
Yes ☐            No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 27, 2014 was $906,673,785 computed at the closing price of $47.89 on that date.

As of January 26, 2015, 19,984,465 shares of the registrant's common stock, no par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 27, 2014 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 27, 2014

PART I

PART I

Item 1.  Business.

General Development of the Business.

Universal Forest Products, Inc. (“the Company”) is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three primary markets: retail, housing and construction, and industrial.  Our retail market is comprised of building materials sold primarily to national home center retailers, retail-oriented regional lumber yards and contractor-oriented lumber yards.  Our housing and construction market is comprised of three submarkets, manufactured housing customers, residential construction customers and commercial construction customers.  Our industrial market is generally defined as industrial manufacturers and other customers for packaging, material handling and other applications.  Founded in 1955, the Company is headquartered in Grand Rapids, Mich., with affiliates throughout North America.  For more about Universal Forest Products, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 27, 2014 ("2014 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2014 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments consist of Eastern, Western, Site-Built, Consumer Products, Distribution and Pinelli Universal.  Our other divisions do not collectively form a reportable segment because their respective operations are dissimilar and they do not meet the applicable quantitative requirements.  These operations have been included in “All Other”.  The Corporate column includes unallocated administrative costs and sales by our Purchasing division. Separate financial information about industry segments is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.

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

Retail Building Materials Market.  The customers comprising this market are primarily national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards.  Generally, terms of sale are established for annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 17% of our total sales in fiscal 2014, 17% in 2013, and 18% in 2012.

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

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis.  We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products.  We believe the breadth of our product offering, geographic dispersion, customer relationships, close proximity of our plants to core customers, purchasing and manufacturing expertise, and service capabilities provide competitive advantages in this market.

Residential & Commercial Construction Markets.  We entered these markets through strategic business acquisitions.  The customers comprising the residential construction market are primarily large-volume, multi-tract builders and smaller volume custom builders.  We also supply builders engaged in multi-family and commercial construction.  Generally, terms of sale and pricing are determined based on quotes for each order.  In addition, we supply wood forms and related products to set or form concrete for various structures including large parking garages, stadiums and bridges.

We currently supply customers in these markets from manufacturing facilities located in many different states.  These facilities manufacture various engineered wood components used to frame residential or light commercial projects, including roof and floor trusses, wall panels, I-joists and lumber packages.  Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

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

Manufactured Housing Market.  The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles (RV).  Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, particle board and dimensional lumber, all intended for use in the construction of manufactured housing.  Sales are made by personnel located at each regional facility based on customer orders.  We also distribute products such as siding, electrical and plumbing to manufactured housing and RV customers. We entered the distribution business through strategic business acquisitions.

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

Industrial Market.  We define our industrial market as manufacturers and agricultural customers who use pallets, specialty crates and wooden boxes for packaging, shipping and material handling purposes, as well as other lumber products used in a variety of different applications.  Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business.  Competition is fragmented and includes virtually every supplier of lumber convenient to the customer.  We service this market with our dedicated local sales teams and through national sales support efforts.

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

Backlog.  Due to the nature of our retail, manufactured housing and industrial businesses, backlog information is not meaningful.  The maximum time between receipt of a firm order and shipment does not usually exceed a few days.  Therefore, we would not normally have a backlog of unfilled orders in a material amount.  The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements.  In such cases, either we are able to forecast the customer's requirements or the customer may provide an estimate of its future needs.  In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products in question.

On December 27, 2014 and December 28, 2013, we estimate that backlog orders associated with the site-built construction business approximated $60.6 million and $54.7 million, respectively.  With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental.  Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees.  On December 27, 2014, we had approximately 6,000 employees.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A.  Risk Factors.

We are subject to regional, national and global economic conditions.  A decline in economic conditions throughout the United States could reduce demand for our products.

We may be impacted by a decline in the value of the U.S. dollar.  We purchase a variety of raw materials and finished goods from sources around the world.  Our purchase prices could increase if the U.S. dollar declines in value.  The impact of a declining U.S. dollar would only impact our import purchases, which totaled $88.3 million in 2014.

We are subject to fluctuations in the price of lumber.  We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market").  A variety of factors over which we have no control, including government regulations, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices.  While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can negatively affect our sales volume, our gross margins, and our profitability.  Treated lumber sales are generally at their highest levels between April and August.  This sales peak, combined with capacity constraints in the wood treatment process, requires us to build our inventory of treated lumber throughout the winter and spring.  (This also has an impact on our receivables balances, which tend to be significantly higher at the end of the second and third quarters.)  Because sales prices of treated lumber products may be indexed to the Lumber Market at the time they are shipped, our profits can be negatively affected by prolonged declines in the Lumber Market during our primary selling season.  To mitigate this risk, consignment inventory programs may be negotiated with certain vendors that are intended to decrease our exposure to the Lumber Market by correlating the purchase price of the material with the related sales price to the customer.  These programs include those materials which are most susceptible to adverse changes in the Lumber Market.  Material costs as a percentage of sales were 71.3%, 73.2%, and 69.7% in 2014, 2013, 2012, respectively, and lumber comprises approximately 60% of material costs.  Also, refer to the “Historical Lumber Prices” and “Impact of the Lumber Market on Our Operating Results” sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A significant portion of our sales are concentrated with one customer.  Our sales to The Home Depot comprised 17% of our total sales in 2014, 17% in 2013, and 18% in 2012.

Economic and credit market conditions impact our ability to collect a greater percentage of our receivables. Economic and credit conditions may impact our bad debt expense.  We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this risk.  Bad debt expense as a percentage of sales was 0.06%, 0.04%, and 0.12% in 2014, 2013, and 2012, respectively.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales.  We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by excess capacity among suppliers.  There is excess capacity among suppliers of certain products in each of the markets we serve.  Our selling prices and gross margins have been and are likely to continue to be impacted by this excess capacity.

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

The current version of federal health care legislation may significantly increase our costs.  The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company.  Our health care costs totaled $12.2 million, $10.9 million, and $9.5 million in 2014, 2013, and 2012, respectively.

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

Inbound and outbound transportation costs represent a significant part of our cost structure.  A rapid and prolonged increase in fuel prices will significantly increase our costs.  While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases.  We currently purchase approximately 2.2 million gallons of gasoline each year for inbound and outbound transportation.  Our purchases totaled $12.0 million, $11.6 million, and $11.1 million in 2014, 2013, and 2012, respectively.

New alternatives may be developed to replace traditional treated wood products.  The manufacturers of wood preservatives continue to develop new preservatives. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, new alternatives may impact the sales of treated wood products.  In addition, new preservatives could increase our cost of treating products in the future.  See Footnote N “Segment Reporting” within the Notes to Consolidated Financial statements for our sales by product category.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan.  We currently have approximately 87 facilities located throughout the United States, Canada, and Mexico.  Depending upon function and location, these facilities typically utilize office space, manufacturing space, treating space and covered storage.  Of these facilities, approximately 11 facilities remain closed to align manufacturing capacity with the current business environment and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 19 facilities which are leased.  We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 2, 2015.  Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	54	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	55	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	48	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Allen T. Peters	47	President, UFP Western Division, Inc.
Robert D. Coleman	60	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
C. Scott Greene	58	Executive Vice President of Marketing
Donald L. James	55	Executive Vice President of National Sales
Michael F. Mordell	57	Executive Vice President of UFP Purchasing, Inc.
Patrick Benton	45	Executive Vice President, UFP Eastern Division – North
Jonathan West	44	Executive Vice President, UFP Eastern Division - South

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

Michael R. Cole, CPA, CMA, joined us in 1993.  In December 1999, he was promoted to Vice President of Finance.  On July 19, 2000, Mr. Cole became Chief Financial Officer of the Company.

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

Robert D. Coleman, joined us in 1979.  On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing of the Company.

C. Scott Greene joined us in 1991.  In 2000, Mr. Greene became President of UFP Eastern Division, Inc.  On October 1, 2011, Mr. Greene became Executive Vice President of New Business Development and on October 14, 2013, he became Executive Vice President of Marketing.

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

Patrick M. Benton joined us in 1993.  In 2008 he became Operations Vice President of the South Texas Region, and on July 1, 2014, he became Executive Vice President of UFP Eastern Division – North.

Jonathan E. West joined us in 1994.  In 2007 he became Regional Vice President of the Southeast Region, and on July 1, 2014, he became Executive Vice President of UFP Eastern Division – South.

PART II

The following information items in this Part II, which are contained in the 2014 Annual Report, are specifically incorporated by reference into this Form 10-K Report.  These portions of the 2014 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2014 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)

September 28 – November 1, 2014(1)	2,001	$46.96	2,001	2,883,216
November 2 – November 29, 2014	-	-	-	2,883,216
November 30 – December 27, 2014	-	-	-	2,883,216

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is approximately 2.9 million shares.

Item 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the 2014 Annual Report under the caption "Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2014 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 27, 2014, the estimated fair value of our long-term debt, including the current portion, was $99.7 million.  The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities.  The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)	-	-	-	-	-	$75,000	$75,000
Average interest rate	-	-	-	-	-	3.94%
Variable Rate ($US)	-	-	-	-	$13,945	$9,700	$23,645
Average interest rate(1)	-	-	-	-	1.11%	0.26%

(1)	Average of rates at December 27, 2014.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2014 Annual Report under the following captions:

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
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 27, 2014 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2014 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2014 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)	Changes in Internal Controls. During the fourth quarter ended December 27, 2014, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 27, 2014 for the 2015 Annual Meeting of Shareholders, as filed with the Commission ("2015 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11.  Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2015 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2014 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2015 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 27, 2014, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,737	$32.03	2,268,278
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 27, 2014, is as follows: 121,276 shares for our 2002 Employee Stock Purchase Plan, 10,387 shares for our Directors' Retainer Stock Plan, and 6,758 shares for our Employee Stock Gift Program.  In addition, of the remaining 2,129,857 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

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

Item 14.  Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2014 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2014 Annual Report:

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

Dated: February 25, 2015	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February, 2015, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	s/ John M. Engler
William G. Currie, Director	John M. Engler, Director

/s/ Bruce A. Merino	/s/ Gary F. Goode
Bruce A. Merino, Director	Gary F. Goode, Director

/s/ Mark A. Murray	/s/ Matthew J. Missad
Mark A. Murray, Director	Matthew J. Missad, Director

/s/ Louis A. Smith	/s/ Thomas W. Rhodes
Louis A. Smith, Director	Thomas W. Rhodes, Director

/s/ Brian C. Walker	/s/ Mary E. Tuuk
Brian C. Walker, Director	Mary E. Tuuk, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

(a)	Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

(b)	Registrant's Amended Bylaws were filed as Exhibit 3(b) to a form 8-K Current Report dated January 18, 2013 and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

*(a)(6)	Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan was filed as Exhibit 10(a)(6) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

*(a)(9)	Consulting and Non-Compete Agreement with Michael B. Glenn, dated June 20, 2011 was filed as Exhibit 10(a)(9) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

(b)	Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(e)(2)	Form of Officers' Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(f)	Performance Bonus Plan Summary Plan Description was filed as Exhibit 10(f) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

*(g)	Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

*(h)	Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

(i)(6)	Credit Agreement dated November 14, 2011 was filed as Exhibit 10(i) to a Form 8-K Current Report dated November 16, 2011 and the same is incorporated herein by reference.

(k)	Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 and the same is incorporated herein by reference.

(l)	Universal Forest Products, Inc. 2002 Employee Stock Purchase Plan.

(m)	Universal Forest Products, Inc. Director Retainer Stock Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2012.

(n)	Universal Forest Products, Inc. Amended and Restricted Long Term Stock Incentive Plan in incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2012.

13	Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 27, 2014.

14	Code of Ethics for Senior Financial Officers

(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23(a)	Consent of Deloitte & Touche LLP.

23(b)	Consent of Ernst & Young LLP

31	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

(INS)	XBRL Instance Document.

(SCH)	XBRL Schema Document.

(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

* Indicates a compensatory arrangement.