Form 10-K/A
period 2014-12-27
UNIVERSAL FOREST PRODUCTS INC
filed 2015-04-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 27, 2014 .

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

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

Documents incorporated by reference:  None.

Exhibit Index located on page 4.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 27, 2014

	Explanatory Note

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	2

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	3

	Signatures	3

	Exhibit Index	4

	Certification of Chief Executive Officer Pursuant to Section 302	5
	Certification of Chief Financial Officer Pursuant to Section 302	6

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 27, 2014, initially filed with the Securities and Exchange Commission on February 25, 2015 (the "Original Filing"), is being filed for the sole purpose of correcting certain errors in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of Part III of the Original Filing. Within the table in Item 12, the "Number of shares remaining available for future issuance under equity compensation plans" was inadvertently reported as 2,268,278, when the correct number is 3,117,634.  And in the paragraph following such table, the number of remaining shares available for future issuance under our Long-Term Stock Incentive Plan was inadvertently reported as 2,129,857, when the correct number is 2,979,213.

This Form 10-K/A does not reflect events occurring after the Original Filing and, except as set forth in the preceding paragraph, does not modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

The corrected "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is included below:

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters .

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2015 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 27, 2014, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,737	$32.03	3,117,634
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 27, 2014, is as follows: 121,276 shares for our 2002 Employee Stock Purchase Plan, 10,387 shares for our Directors' Retainer Stock Plan, and 6,758 shares for our Employee Stock Gift Program.  In addition, of the remaining 2,979,213 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

PART IV

Item 15.   Exhibits, Financial Statement Schedules .

(b)	Reference is made to the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2015	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
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