Form 10-Q
period 2015-03-28
UNIVERSAL FOREST PRODUCTS INC
filed 2015-05-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2015
Common stock, no par value	20,119,879

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	March 28, 2015	December 27, 2014	March 29, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,888	$-	$-
Restricted cash	710	405	720
Accounts receivable, net	260,926	195,912	242,433
Inventories:
Raw materials	221,360	183,770	168,310
Finished goods	183,351	156,278	143,700
Total inventories	404,711	340,048	312,010
Refundable income taxes	-	11,934	-
Deferred income taxes	6,267	6,284	6,850
Other current assets	13,717	18,423	20,339
TOTAL CURRENT ASSETS	709,219	573,006	582,352

DEFERRED INCOME TAXES	1,163	1,079	1,307
OTHER ASSETS	8,511	9,565	11,757
GOODWILL	184,064	183,062	160,945
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	6,709	6,479	6,664
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	620,146	604,398	587,159
Less accumulated depreciation and amortization	(364,684)	(356,129)	(345,740)
PROPERTY, PLANT AND EQUIPMENT, NET	255,462	248,269	241,419
TOTAL ASSETS	$1,167,468	$1,023,800	$1,006,784

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$21,585	$621	$12,151
Accounts payable	114,225	89,105	91,015
Accrued liabilities:
Compensation and benefits	52,011	62,143	35,596
Income taxes	4,218	-	458
Other	23,097	23,591	21,000
Current portion of long-term debt	21	-	-
TOTAL CURRENT LIABILITIES	215,157	175,460	160,220

LONG-TERM DEBT, less current portion	187,020	98,645	143,471
DEFERRED INCOME TAXES	30,751	30,933	26,627
OTHER LIABILITIES	19,558	19,202	16,044
TOTAL LIABILITIES	452,486	324,240	346,362

SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,119,879, 19,984,451, and 20,048,764.	$20,120	$19,984	$20,049
Additional paid-in capital	167,786	162,483	159,278
Retained earnings	512,421	502,334	469,028
Accumulated other comprehensive income	491	1,348	2,864
Employee stock notes receivable	(278)	(455)	(540)
Total controlling interest shareholders' equity	700,540	685,694	650,679
Noncontrolling interest	14,442	13,866	9,743
TOTAL SHAREHOLDERS' EQUITY	714,982	699,560	660,422
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,167,468	$1,023,800	$1,006,784

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except share data)

	Three Months Ended
	March 28, 2015	March 29, 2014

NET SALES	$633,025	$553,998

COST OF GOODS SOLD	553,443	487,986

GROSS PROFIT	79,582	66,012

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,705	53,908
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES	14	(524)

EARNINGS FROM OPERATIONS	17,863	12,628

INTEREST EXPENSE	1,173	1,066
INTEREST INCOME	(135)	(290)
EQUITY IN EARNINGS (LOSS) OF INVESTEE	(83)	(51)
	955	725

EARNINGS BEFORE INCOME TAXES	16,908	11,903

INCOME TAXES	6,104	4,235

NET EARNINGS	10,804	7,668

LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(642)	(452)

NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$10,162	$7,216

EARNINGS PER SHARE - BASIC	$0.51	$0.36

EARNINGS PER SHARE - DILUTED	$0.51	$0.36

NET EARNINGS	10,804	7,668

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,003)	(696)

COMPREHENSIVE INCOME	9,801	6,972

LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(498)	(358)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$9,303	$6,614

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)

	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulat-ed Other Comprehen-sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 28, 2013	$19,948	$156,129	$461,812	$3,466	$(732)	$9,111	$649,734
Net earnings			7,216			452	7,668
Foreign currency translation adjustment				(602)		(94)	(696)
Noncontrolling interest associated with business acquisitions						975	975
Distributions to noncontrolling interest						(701)	(701)
Issuance of 2,172 shares under employee stock plans	2	97					99
Issuance of 63,019 shares under stock grant programs	63	523					586
Issuance of 35,303 shares under deferred compensation plans	36	(35)					1
Expense associated with share-based compensation arrangements		495					495
Accrued expense under deferred compensation plans		2,069					2,069
Payments received on employee stock notes receivable					192		192
Balance at March 29, 2014	$20,049	$159,278	$469,028	$2,864	$(540)	$9,743	$660,422

Balance at December 27, 2014	$19,984	$162,483	$502,334	$1,348	$(455)	$13,866	$699,560
Net earnings			10,162			642	10,804
Foreign currency translation adjustment				(857)		(146)	(1,003)
Noncontrolling interest associated with business acquisitions						1,019	1,019
Distributions to noncontrolling interest						(939)	(939)
Issuance of 12,015 shares under employee stock plans	12	457					469
Issuance of 75,063 shares under stock grant programs	75	1,782	1				1,858
Issuance of 49,863 shares under deferred compensation plans	50	(50)					-
Repurchase of 1,513 shares	(1)		(76)		77		-
Tax benefits from non-qualified stock options exercised		66					66
Expense associated with share-based compensation arrangements		378					378
Accrued expense under deferred compensation plans		2,670					2,670
Payments received on employee stock notes receivable					100		100
Balance at March 28, 2015	$20,120	$167,786	$512,421	$491	$(278)	$14,442	$714,982

See notes to consolidated condensed financial statements

UNIVERSAL FOREST PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,804	$7,668
Adjustments to reconcile net earnings attributable to controlling interest:
Depreciation	8,996	7,691
Amortization of intangibles	983	586
Expense associated with share-based compensation arrangements	378	495
Expense associated with stock grant plans	27	29
Deferred income taxes (credit)	(193)	(150)
Equity in earnings of investee	(83)	(51)
Net (gain) loss on sale of impairment of property, plant and equipment	14	(602)
Changes in:
Accounts receivable	(63,148)	(61,825)
Inventories	(64,422)	(23,980)
Accounts payable and cash overdraft	45,219	29,222
Accrued liabilities and other	10,880	(2,743)
NET CASH FROM OPERATING ACTIVITIES	(50,545)	(43,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,102)	(8,994)
Proceeds from sale of property, plant and equipment	50	785
Acquisitions, net of cash received	(2,585)	(4,191)
Advances of notes receivable	(1,273)	(2,462)
Collections on notes receivable	5,790	473
Cash restricted as to use	(305)	-
Other, net	(16)	(36)
NET CASH FROM INVESTING ACTIVITIES	(13,441)	(14,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	140,303	106,318
Repayments under revolving credit facilities	(52,718)	(47,547)
Debt issuance costs	(9)	-
Proceeds from issuance of common stock	469	99
Distributions to noncontrolling interest	(939)	(701)
Repurchase of common stock	(78)	-
Other, net	-	(8)
NET CASH FROM FINANCING ACTIVITIES	87,028	58,161

Effect of exchange rate changes on cash	(154)	(76)
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,888	-

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,888	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$374	$281
Income taxes paid (refunded)	(9,709)	1,681

NON-CASH INVESTING ACTIVITIES
Other receivables exchanged for notes receivable	-	2,768
Notes receivable exchanged for property	389	-

NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	2,526	1,894

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 2014.

Seasonality has a significant impact on our working capital from January to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to December which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the March 29, 2014 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	March 28, 2015	March 29, 2014
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)

Money market funds	$62	$162
Mutual funds:
Domestic stock funds	244	833
International stock funds	70	577
Target funds	238	198
Bond funds	172	152
Total mutual funds	724	1,760

	$786	$1,922

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

We did not maintain any Level 2 or 3 assets or liabilities at March 28, 2015 or March 29, 2014.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 28, 2015	December 27, 2014	March 29, 2014

Cost and Earnings in Excess of Billings	$4,314	$5,244	$7,296
Billings in Excess of Cost and Earnings	3,710	4,682	1,307

UNIVERSAL FOREST PRODUCTS, INC.

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net earnings attributable to controlling interest	$10,162	$7,216
Adjustment for earnings allocated to non-vested restricted common stock	(123)	(63)
Net earnings for calculating EPS	$10,039	$7,153
Denominator:
Weighted average shares outstanding	20,092	20,058
Adjustment for non-vested restricted common stock	(244)	(176)
Shares for calculating basic EPS	19,848	19,882
Effect of dilutive stock options	29	23
Shares for calculating diluted EPS	19,877	19,905
Net earnings per share:
Basic	$0.51	$0.36
Diluted	$0.51	$0.36

No options were excluded from the computation of diluted EPS for the quarters ended March 28, 2015 or March 29, 2014.

E.	COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

We own and operate a number of facilities throughout the United States that chemically treat lumber products.  In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses.  Environmental reserves, calculated with no discount rate, have been established to cover remediation activities at wood preservation facilities in Stockertown, PA; Elizabeth City, NC; Auburndale, FL; and Medley, FL. In addition, a reserve was established for our facility in Thornton, CA to remove certain lead containing materials which existed on the property at the time of purchase.  During 2009, a subsidiary entered into a consent order with the State of Florida to conduct additional testing at our Auburndale, FL facility. We admitted no liability and the costs are not expected to be material.

UNIVERSAL FOREST PRODUCTS, INC.

On a consolidated basis, we have reserved approximately $3.5 million on March 28, 2015 and March 29, 2014, representing the estimated costs to complete future remediation efforts. These amounts are included in Other Liabilities within the condensed balance sheet and have not been reduced by an insurance receivable.

In addition, on March 28, 2015, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business.  In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 28, 2015, we had outstanding purchase commitments on capital projects of approximately $6.6 million.

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

As part of our operations,  we supply building materials and labor to residential and multi-family construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the project owner that our products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 28, 2015 we had approximately $7.1 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $13.6 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On March 28, 2015, we had outstanding letters of credit totaling $26.4 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts.  We currently have irrevocable letters of credit outstanding totaling approximately $16.5 million for these types of insurance arrangements.  We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the Environmental Protection Agency.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on March 28, 2015.

We did not enter into any new guarantee arrangements during the first quarter of 2015 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2015 and 2014 which were accounted for using the purchase method (in thousands):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Rapid Wood Mfg., LLC (“Rapid Wood”)	February 2, 2015	$1,638 (asset purchase)	$789	$849	Western Division	A supplier of lumber products to the region’s manufactured housing and recreational vehicle industries based in Caldwell, Idaho. Rapid Wood had annual sales of $2.3 million.
Integra Packaging Proprietary, Ltd (“Integra Packaging”)	January 16, 2015	$1,102 (51.94% stock purchase)	$1,406 (The Company portion of Intangible Assets $730 or 51.94%)	$715 (The Company portion of Net Tangible Assets $372 or 51.94%)	Other	An Australian-based manufacturer and distributor of industrial wood specialty packaging products. Integra Packaging had annual sales of $12.4 million.
Bigs Packaging and Lumber, LLC (“Bigs Packaging”)	November 13, 2014	$20,000 (asset purchase) + $3,976 earnout accrual	$15,031	$8,945	Western Division	A Texas-based manufacturer of industrial wood and packaging solutions. Bigs Packaging had annual sales of $50.0 million.
Packnet Ltd (“Packnet”)	November 24, 2014	$7,506 (80% asset purchase)	$7,885 (The Company portion of Intangible Assets $6,308 or 80%)	$1,498 (The Company portion of Net Tangible Assets $1,198 or 80%)	Western Division	A supplier of industrial packaging and services based in Eagan, MN. Packnet had annual sales of $9.0 Million.
High Level Components, LLC (“High Level”)	March 31, 2014	$2,944 (asset purchase)	$-	$3,232	North Division	A building component manufacturer based in Locust, NC. High Level had annual sales of $6.8 million.
Upshur Forest Products, LLC (“Upshur”)	March 28, 2014	$1,774 (50% asset purchase; 51% voting majority)	$1,577 (The Company portion of Intangible Assets $788 or 50%)	$1,971 (The Company portion of Net Tangible Assets $986 or 50%)	Western Division	A sawmill located in Gilmer, TX. Upshur had annual sales of $8.9 million.
Container Systems, Inc. (“CSI”)	March 14, 2014	$2,417 (asset purchase)	$-	$2,417	South Division	A manufacturer of crates and containers for industrial applications and the moving-and-storage industry, located in Franklinton, NC. CSI had annual sales of $3.0 million.

The intangible assets, including contingent consideration, for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2014 or the first quarter of 2015, except for Integra, Rapid Wood, and Bigs Packaging.

UNIVERSAL FOREST PRODUCTS, INC.

G.	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Due to recent changes in management structure, we have revised our operating segments.  Our operating segments currently consist of the North, South, Western, Alternative Materials, and International divisions.  Prior year amounts have been reclassified to these segments.  Our Alternative Materials and International divisions have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended March 28, 2015
	North	South	Western	All Other	Corporate	Total
Net sales to outside customers	$179,499	$164,195	$257,579	$31,752	$-	$633,025
Intersegment net sales	9,809	7,199	9,627	3,896	-	30,531
Segment operating profit	2,710	6,002	10,519	(1,146)	(222)	17,863

	Three Months Ended March 29, 2014
	North	South	Western	All Other	Corporate	Total
Net sales to outside customers	$156,634	$143,360	$225,400	$28,604	$-	$553,998
Intersegment net sales	9,542	4,814	11,042	3,845	-	29,243
Segment operating profit	1,223	6,273	8,845	(1,090)	(2,623)	12,628

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 36.1% in the first quarter of 2015 compared to 35.6% for same period of 2014.  The increase is primarily due to the recognition of a $145,000 non-taxable life insurance benefit in 2014 as well as a decrease of $70,000 in 2015 of state tax credits which the State of California is phasing out beginning in 2015.  This increase is partially offset by a lower state effective income tax rate in 2015.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three robust markets: retail, construction and industrial.  Founded in 1955, the Company is headquartered in Grand Rapids, Mich., with affiliates throughout North America and Australia. For more about Universal Forest Products, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2015.

OVERVIEW

Our results for the first quarter of 2015 were impacted by the following:

Our overall sales increased primarily due to a 14% increase in our unit sales while our overall selling prices remained flat due to the commodity lumber market (see Historical Lumber Prices).  Our 14% increase in unit sales was driven by market share gains and solid demand in the Retail market, strong organic growth on sales to the Industrial market, and growth due to businesses we acquired after the first quarter of 2014.

•	Our operating profit percentage increased to 2.8% from 2.3% comparing 2015 to 2014 primarily due to our growth in sales to the Industrial market and improved profitability on sales to the Construction market.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite Average $/MBF
	2015	2014

January	$375	$395
February	358	394
March	336	387

First quarter average	$356	$392

First quarter percentage change	(9.2%)

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Sales of products produced using this species, which primarily consists of our preservative-treated products, may comprise approximately 50% of our sales volume.

	Random Lengths SYP Average $/MBF
	2015	2014

January	$408	$375
February	399	398
March	393	406

First quarter average	$400	$393

First quarter percentage change	1.8%

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

BUSINESS COMBINATIONS

We completed two business acquisitions during the first quarter of 2015 and five during all of 2014.  Each of the acquisitions was accounted for using the purchase method.  The annual revenue of these acquisitions is approximately $92 million.  These business combinations were not significant to our operating results individually or in aggregate, and thus pro forma results for 2015 and 2014 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, "Business Combinations" for additional information.

UNIVERSAL FOREST PRODUCTS, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	100.0%	100.0%
Cost of goods sold	87.4	88.1
Gross profit	12.6	11.9
Selling, general, and administrative expenses	9.7	9.7
Net gain on disposition of assets	-	(0.1)
Earnings from operations	2.8	2.3
Other expense, net	0.2	0.1
Earnings before income taxes	2.7	2.2
Income taxes	1.0	0.8
Net earnings	1.7	1.4
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)
Net earnings attributable to controlling interest	1.6%	1.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Our strategic long-term sales objectives include:

•	Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•	Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail building materials market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Developing new products and expanding our product offering for existing customers. New product sales were $38.6 million in the first quarter of 2015 compared to $29.0 million during the first quarter of 2014.

UNIVERSAL FOREST PRODUCTS, INC.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended
Market Classification	March 28, 2015	March 29, 2014	% Change
Retail	$229,885	$200,984	14.4
Industrial	211,162	171,651	23.0
Construction	200,722	189,562	5.9
Total Gross Sales	641,769	562,197	14.2
Sales Allowances	(8,744)	(8,199)
Total Net Sales	$633,025	$553,998	14.3

During 2015, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the first quarter of 2015 increased 14.2% compared to the same period of 2014, due to a 14% increase in unit sales as selling prices remained flat due to the Lumber Market.  Businesses we acquired since the first quarter of 2014 contributed 5% to our unit sales growth.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail building materials market increased over 14% in the first quarter of 2015 compared to the same period of 2014, due to an increase in unit sales.  Within this market, sales to our big box customers increased 14.0% while our sales to other retailers increased 14.9%.  Our unit sales increased primarily due to market share gains in certain core product lines, our new product sales initiative, and an improvement in customer and consumer demand.

Industrial:

Gross sales to the industrial market increased 23% in the first quarter of 2015 compared to the same period of 2014, resulting from a 22% increase in unit sales and a 1% rise in selling prices.  Businesses we acquired since the first quarter of 2014 contributed 14% to our unit sales growth.  The remaining 8% organic growth was due to a combination of new customers and increased sales to existing customers as we increased market share and demand improved.

UNIVERSAL FOREST PRODUCTS, INC.
Construction:

Gross sales to the construction market increased almost 6% in the first quarter of 2015 compared to 2014.  The increase was due to a 6% increase in unit sales while our selling prices remained flat.  By comparison, production of HUD-code homes in January and February 2015 were up 11.5% compared to 2014, as modular home production remained flat, and national housing starts increased approximately 8.2% in the period from December 2014 through February 2015 (our sales trail housing starts by about a month) compared to the same period of 2014.  Our increase in unit sales was primarily driven by a 5% increase in unit sales to the manufactured housing market and a 17% increase in unit sales related to commercial construction.  Our unit sales related to residential construction increased 2% as we continue to be selective in the business that we pursue.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended
	March 28, 2015	March 29, 2014

Value-Added	57.6%	57.7%
Commodity-Based	42.4%	42.3%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 12.6% from 11.9% comparing the first quarter of 2015 to the same period of 2014.  Our gross profit dollars increased by $13.6 million, or 20.6%, which compares favorably with our 14% increase in unit sales.  The improvement in our profitability in the first quarter of 2015 is attributable to the following factors:

•	Over $7.4 million of our gross profit increase is attributable to our growth in sales to the Industrial market.

•	Our growth in sales to the Construction market added $4.2 million to our gross profits due in part to our efforts to be more selective in the business that we pursue.

•	Our growth in sales to the Retail market added approximately $1.1 million to our gross profits.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $7.8 million, or 14.5%, in the first quarter of 2015 compared to the same period of 2014, while we reported a 14% increase in unit sales.  The increase in SG&A was primarily due to increases in compensation and benefit costs tied to an increase in headcount and incentive compensation resulting from an increase in our profitability.  Businesses we acquired since the first quarter of 2014 added almost $3 million to our SG&A costs.  SG&A expenses continue to be a focal point for management.

INTEREST, NET

Net interest costs were higher in the first quarter of 2015 compared to the same period of 2014, due to additional interest expense resulting from higher debt levels in 2015.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 36.1% in the first quarter of 2015 compared to 35.6% for same period of 2014.  The increase is primarily due to the recognition of a $145,000 non-taxable life insurance benefit in 2014 as well as a decrease of $70,000 in 2015 of state tax credits which the State of California is phasing out beginning in 2015.  This increase is partially offset by a lower state effective income tax rate in 2015.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales			Earnings from Operations
(in thousands)	Three Months Ended			Three Months Ended
	March 28, 2015	March 29, 2014	% Change	March 28, 2015	March 29, 2014	% Change
North	$179,499	$156,634	14.6	$2,710	$1,223	121.6
South	164,195	143,360	14.5	6,002	6,273	(4.3)
Western	257,579	225,400	14.3	10,519	8,845	18.9
All Other	31,752	28,604	11.0	(1,146)	(1,090)	(5.1)
Corporate[1]	-	-	-	(222)	(2,623)	91.5
Total	$633,025	$553,998	14.3	$17,863	$12,628	41.5

[1]	Corporate earnings from operations represents unallocated administrative costs and certain incentive compensation expense.

North

Net sales to the North reportable segment increased in the first quarter of 2015 compared to 2014 due to an increase in sales to retail and manufactured housing customers.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for the North reportable segment increased in the first quarter of 2015 compared to 2014, primarily due to an increase in overall unit sales, improved profitability on our sales to the Construction market, and improved profitability in our Great Lakes region due to an increase in gross margin within the Retail market.

South

Net sales to the South reportable segment increased in the first quarter of 2015 compared to 2014 primarily due to an increase in sales to the Retail and Industrial markets.

Earnings from operations for the South reportable segment decreased in the first quarter of 2015 compared to 2014 primarily due to a decrease in gross margin primarily within the Retail and Industrial markets.  The decrease was primarily due to a less favorable Lumber Market and certain large-scale business accepted at a lower margin.

Western

Net sales to the Western reportable segment increased in the first quarter of 2015 compared to 2014 primarily due to an increase in sales to the Retail and Industrial markets, which were offset by a decrease in sales to Manufactured Housing customers within the Construction market.

Earnings from operations for the Western reportable segment increased in the first quarter of 2015 compared to 2014 primarily due to the increase in unit sales.

All Other

Net sales to all other segments increased in the first quarter of 2015 compared to 2014, primarily due to an increase in sales to the Retail and Industrial markets.

Earnings from operations for all other segments decreased in the first quarter of 2015 compared to 2014, primarily due to our Universal Consumer Products operations.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

UNIVERSAL FOREST PRODUCTS, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash from operating activities	$(50,545)	$(43,660)
Cash from investing activities	(13,441)	(14,425)
Cash from financing activities	87,028	58,161
Effect of exchange rate changes on cash	(154)	(76)
Net change in cash and cash equivalents	22,888	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$22,888	$-

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

Seasonality has a significant impact on our working capital from January to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to December which typically results in significant cash flow from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management.  Our cash cycle increased to 65 days in the first three months of 2015 from 62 days in the first three months of 2014.  Consistent with our historical pattern, our working capital needs are subject to inclement weather and lower inventory turnover.  In addition, we carried higher levels of safety stock inventory in 2015 due to industry transportation challenges.

Cash used in operating activities was $50.5 million in the first three months of 2015, which was comprised of net earnings of $10.8 million and $10.1 million of non-cash expenses, offset by a $71.4 million increase in working capital since the end of 2014 due to the seasonality of our business.

Purchases of property, plants, and equipment comprised most of our cash used in investing activities during the first three months of 2015 and totaled $15.1 million.  We currently plan to spend up to $45 million in 2015.  Outstanding purchase commitments on existing capital projects totaled approximately $6.6 million on March 28, 2015.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Additionally, we collected $5.8 million of outstanding notes receivables during the first three months of 2015.  Finally, cash flows used in investing activities also included $2.7 million used for acquisitions.  See Notes to Unaudited Consolidated Condensed Financial Statements, Note F “Business Combinations”.

UNIVERSAL FOREST PRODUCTS, INC.

On March 28, 2015, we had $102.0 million outstanding on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on March 28, 2015.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on March 28, 2015.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, "Commitments, Contingencies, and Guarantees."

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States.  These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures.  There have been no material changes in our policies or estimates since December 27, 2014.

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

UNIVERSAL FOREST PRODUCTS, INC.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 28, 2015 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. During the quarter ended March 28, 2015, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)

December 28 – January 31, 2015(1)				$2,883,216
February 1 – 28, 2015	1,513	$51.32		2,881,703
March 1 – 28, 2015				$2,881,703
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

(1)	On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2011, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of shares that may be repurchased under the program is approximately 3 million shares.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: May 1, 2015	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 1, 2015	By:	/s/ Michael R. Cole
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