Form 10-Q
period 2015-06-27
UNIVERSAL FOREST PRODUCTS INC
filed 2015-07-29
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 27, 2015
Common stock, no par value	20,132,819

UNIVERSAL FOREST PRODUCTS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at June 27, 2015,December 27, 2014 and June 28, 2014.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Six Months Ended June 27, 2015 and June 28, 2014.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Six Months Ended June 27, 2015 and June 28, 2014.	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 27, 2015 and June 28, 2014.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.

Item 6.	Exhibits.	23

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)
	June 27, 2015	December 27, 2014	June 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,756	$—	$—
Restricted cash	710	405	720
Accounts receivable, net	302,538	195,912	286,422
Inventories:
Raw materials	182,286	183,770	158,646
Finished goods	147,949	156,278	119,143
Total inventories	330,235	340,048	277,789
Refundable income taxes	—	11,934	—
Deferred income taxes	6,252	6,284	6,862
Other current assets	14,953	18,423	19,607
TOTAL CURRENT ASSETS	679,444	573,006	591,400
DEFERRED INCOME TAXES	1,171	1,079	1,354
OTHER ASSETS	8,815	9,565	12,315
GOODWILL	173,158	183,062	160,146
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	17,007	6,479	6,871
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	628,269	604,398	599,852
Less accumulated depreciation and amortization	(370,538)	(356,129)	(352,399)
PROPERTY, PLANT AND EQUIPMENT, NET	257,731	248,269	247,453
TOTAL ASSETS	$1,139,666	$1,023,800	$1,021,879
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$21,933	$621	$13,659
Accounts payable	114,354	89,105	107,653
Accrued liabilities:
Compensation and benefits	60,941	62,143	42,755
Income taxes	8,894	—	9,010
Other	27,234	23,591	31,321
Current portion of long-term debt	893	—	—
TOTAL CURRENT LIABILITIES	234,249	175,460	204,398
LONG-TERM DEBT	122,303	98,645	95,094
DEFERRED INCOME TAXES	31,178	30,933	26,827
OTHER LIABILITIES	19,124	19,202	15,825
TOTAL LIABILITIES	406,854	324,240	342,144
SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,132,819, 19,984,451, and 20,071,026.	20,133	19,984	20,071
Additional paid-in capital	168,862	162,483	160,189
Retained earnings	530,346	502,334	486,616
Accumulated other comprehensive income	227	1,348	3,317
Employee stock notes receivable	(277)	(455)	(530)
Total controlling interest shareholders' equity	719,291	685,694	669,663
Noncontrolling interest	13,521	13,866	10,072
TOTAL SHAREHOLDERS' EQUITY	732,812	699,560	679,735
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,139,666	$1,023,800	$1,021,879
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
NET SALES	$838,171	$772,752	$1,471,195	$1,326,751
COST OF GOODS SOLD	725,728	675,764	1,279,170	1,163,750
GROSS PROFIT	112,443	96,988	192,025	163,001
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	68,431	58,989	130,136	112,899
ANTI-DUMPING DUTY ASSESSMENT	—	1,600	—	1,600
NET GAIN ON DISPOSITION OF ASSETS AND IMPAIRMENT OF ASSETS	(176)	(324)	(162)	(848)
EARNINGS FROM OPERATIONS	44,188	36,723	62,051	49,350
INTEREST EXPENSE	1,382	1,103	2,555	2,169
INTEREST INCOME	(32)	(339)	(167)	(629)
EQUITY IN EARNINGS OF INVESTEE	(112)	(78)	(195)	(129)
	1,238	686	2,193	1,411
EARNINGS BEFORE INCOME TAXES	42,950	36,037	59,858	47,939
INCOME TAXES	16,066	13,588	22,170	17,824
NET EARNINGS	26,884	22,449	37,688	30,115
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(908)	(660)	(1,550)	(1,111)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$25,976	$21,789	$36,138	$29,004
EARNINGS PER SHARE - BASIC	$1.29	$1.08	$1.79	$1.44
EARNINGS PER SHARE - DILUTED	$1.28	$1.08	$1.79	$1.44
NET EARNINGS	26,884	22,449	37,688	30,115
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(526)	511	(1,529)	(183)
COMPREHENSIVE INCOME	26,358	22,960	36,159	29,932
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(636)	(719)	(1,133)	(1,077)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$25,722	$22,241	$35,026	$28,855

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 28, 2013	$19,948	$156,129	$461,812	$3,466	$(732)	$9,111	$649,734
Net earnings			29,004			1,111	30,115
Foreign currency translation adjustment				(149)		(34)	(183)
Noncontrolling interest associated with business acquisitions						985	985
Distributions to noncontrolling interest						(1,101)	(1,101)
Cash Dividends - $0.210 per share			(4,214)				(4,214)
Issuance of 4,671 shares under employee stock plans	5	196	14				215
Issuance of 78,136 shares under stock grant programs	78	1,113					1,191
Issuance of 39,949 shares under deferred compensation plans	40	(40)					—
Expense associated with share-based compensation arrangements		932					932
Accrued expense under deferred compensation plans		1,859					1,859
Payments received on employee stock notes receivable					202		202
Balance at June 28, 2014	$20,071	$160,189	$486,616	$3,317	$(530)	$10,072	$679,735
Balance at December 27, 2014	$19,984	$162,483	$502,334	$1,348	$(455)	$13,866	$699,560
Net earnings			36,138			1,550	37,688
Foreign currency translation adjustment				(1,121)		(408)	(1,529)
Noncontrolling interest associated with business acquisitions						1,019	1,019
Distributions to noncontrolling interest						(1,250)	(1,250)
Purchases of noncontrolling interest						(1,256)	(1,256)
Cash Dividends - $0.400 per share			(8,050)				(8,050)
Issuance of 21,224 shares under employee stock plans	21	703					724
Issuance of 75,149 shares under stock grant programs	75	1,780					1,855
Issuance of 53,508 shares under deferred compensation plans	54	(54)					—
Repurchase of 1,513 shares	(1)		(76)		77		—
Tax benefits from non-qualified stock options exercised		121					121
Expense associated with share-based compensation arrangements		874					874
Accrued expense under deferred compensation plans		2,955					2,955
Payments received on employee stock notes receivable					101		101
Balance at June 27, 2015	$20,133	$168,862	$530,346	$227	$(277)	$13,521	$732,812

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$37,688	$30,115
Adjustments to reconcile net earnings attributable to controlling interest:
Depreciation	18,406	15,644
Amortization of intangibles	1,888	1,194
Expense associated with share-based compensation arrangements	874	932
Excess tax benefits from share-based compensation arrangements	(33)	—
Expense associated with stock grant plans	53	58
Deferred income taxes (credit)	3	46
Equity in earnings of investee	(195)	(129)
Net gain on disposition and impairment of assets	(162)	(931)
Changes in:
Accounts receivable	(104,929)	(105,695)
Inventories	9,806	10,776
Accounts payable and cash overdraft	45,798	47,343
Accrued liabilities and other	27,625	23,451
NET CASH FROM OPERATING ACTIVITIES	36,822	22,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,756)	(20,100)
Proceeds from sale of property, plant and equipment	1,085	1,754
Acquisitions, net of cash received	(2,584)	(7,135)
Purchase of remaining noncontrolling interest in subsidiary	(1,256)	—
Advances of notes receivable	(3,083)	(3,287)
Collections on notes receivable	7,059	888
Cash restricted as to use	(305)	—
Other, net	(58)	(135)
NET CASH FROM INVESTING ACTIVITIES	(26,898)	(28,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	259,734	190,301
Repayments under revolving credit facilities	(235,993)	(179,907)
Debt issuance costs	(9)	(9)
Proceeds from issuance of common stock	724	201
Distributions to noncontrolling interest	(1,250)	(1,101)
Dividends paid to shareholders	(8,050)	(4,214)
Repurchase of common stock	(77)	—
Excess tax benefits from share-based compensation arrangements	33	—
NET CASH FROM FINANCING ACTIVITIES	15,112	5,271
Effect of exchange rate changes on cash	(280)	(60)
NET CHANGE IN CASH AND CASH EQUIVALENTS	24,756	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$—	$—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,756	$—
SUPPLEMENTAL INFORMATION:
Interest paid	$2,430	$2,155
Income taxes paid	1,375	6,532
NON-CASH INVESTING ACTIVITIES
Other receivables exchanged for notes receivable	—	2,768
Notes receivable exchanged for property	389	—
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	2,728	2,122

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 28, 2014 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	June 27, 2015	June 28, 2014
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Money market funds	$6,162	$162
Mutual funds:
Domestic stock funds	250	629
International stock funds	71	215
Target funds	240	778
Bond funds	173	155
Total mutual funds	734	1,777
	6,896	1,939

We maintain money market and/or mutual funds in our non-qualified deferred compensation plan and our wholly owned licensed captive insurance.  These funds are valued at prices quoted in an active exchange market and are included in “Other Assets” and "Cash and Cash Equivalents", respectively.  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at June 27, 2015 or June 28, 2014.

C.	REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment.  In certain circumstances, the customer takes title when the shipment arrives at the destination.  However, our shipping process is typically completed the same day.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations.  Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs.  Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units.  Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known.  Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue was approximately $59 million and $55 million through the first six months of 2015 and 2014, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 27, 2015	December 27, 2014	June 28, 2014
Cost and Earnings in Excess of Billings	$4,842	$5,244	$6,380
Billings in Excess of Cost and Earnings	3,347	4,682	2,543

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net earnings attributable to controlling interest	$25,976	$21,789	$36,138	$29,004
Adjustment for earnings allocated to non-vested restricted common stock	(347)	(209)	(462)	(266)
Net earnings for calculating EPS	$25,629	$21,580	$35,676	$28,738
Denominator:
Weighted average shares outstanding	20,198	20,137	20,147	20,097
Adjustment for non-vested restricted common stock	(270)	(193)	(258)	(184)
Shares for calculating basic EPS	19,928	19,944	19,889	19,913
Effect of dilutive stock options	33	20	33	21
Shares for calculating diluted EPS	19,961	19,964	19,922	19,934
Net earnings per share:
Basic	$1.29	$1.08	$1.79	$1.44
Diluted	$1.28	$1.08	$1.79	$1.44

No options were excluded from the computation of diluted EPS for the quarters ended June 27, 2015 or June 28, 2014.

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

On a consolidated basis, we have reserved approximately $3.4 million on June 27, 2015 and $3.2 million on June 28, 2014, representing the estimated costs to complete future remediation efforts. These amounts are included in Other Liabilities within the condensed balance sheet and have not been reduced by an insurance receivable.

In addition, on June 27, 2015, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 27, 2015, we had outstanding purchase commitments on commenced capital projects of approximately $5.8 million.

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

As part of our operations, we supply building materials and labor to residential and multi-family construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that our products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of June 27, 2015 we had approximately $0.5 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $13.0 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On June 27, 2015, we had outstanding letters of credit totaling $25.4 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts.  We currently have irrevocable letters of credit outstanding totaling approximately $15.6 million for these types of insurance arrangements.  We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the Environmental Protection Agency.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of

UNIVERSAL FOREST PRODUCTS, INC.

existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on June 27, 2015.

We did not enter into any new guarantee arrangements during the second quarter of 2015 which would require us to recognize a liability on our balance sheet.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2015 and 2014 which were accounted for using the purchase method (in thousands):

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Rapid Wood Mfg., LLC (“Rapid Wood”)	February 2, 2015	$1,638 (asset purchase)	$789	$849	Western Division	A supplier of lumber products to the region’s manufactured housing and recreational vehicle industries based in Caldwell, Idaho. Rapid Wood had annual sales of $2.3 million.
Integra Packaging Proprietary, Ltd (“Integra Packaging”)	January 16, 2015	$1,102 (51.94% stock purchase)	$1,406 (The Company portion of Intangible Assets $730 or 51.94%)	$715 (The Company portion of Net Tangible Assets $372 or 51.94%)	Other	An Australian-based manufacturer and distributor of industrial wood specialty packaging products. Integra Packaging had annual sales of $12.4 million.
Bigs Packaging and Lumber, LLC (“Bigs Packaging”)	November 13, 2014	$20,000 (asset purchase) + $3,976 earnout accrual	$15,031	$8,945	Western Division	A Texas-based manufacturer of industrial wood and packaging solutions. Bigs Packaging had annual sales of $50.0 million.
Packnet Ltd (“Packnet”)	November 24, 2014	$7,506 (80% asset purchase)	$7,885 (The Company portion of Intangible Assets $6,308 or 80%)	$1,498 (The Company portion of Net Tangible Assets $1,198 or 80%)	Western Division	A supplier of industrial packaging and services based in Eagan, MN. Packnet had annual sales of $9.0 Million.
High Level Components, LLC (“High Level”)	March 31, 2014	$2,944 (asset purchase)	$—	$3,232	North Division	A building component manufacturer based in Locust, NC. High Level had annual sales of $6.8 million.
Upshur Forest Products, LLC (“Upshur”)	March 28, 2014 (majority interest) June 25, 2015 (minority interest)	$3,548 (asset purchase)	$1,577	$1,971	Western Division	A sawmill located in Gilmer, TX. Upshur had annual sales of $8.9 million.
Container Systems, Inc. (“CSI”)	March 14, 2014	$2,417 (asset purchase)	$—	$2,417	South Division	A manufacturer of crates and containers for industrial applications and the moving-and-storage industry, located in Franklinton, NC. CSI had annual sales of $3.0 million.

The intangible assets for each acquisition, excluding Bigs Packaging, were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2015. During the second quarter of 2015, we purchased the remaining non-controlling interest of Upshur

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

	Three Months Ended June 27, 2015
	North	South	Western	All Other	Corporate	Total
Net sales to outside customers	$281,333	185,497	$309,511	$61,830	$—	$838,171
Intersegment net sales	14,510	7,604	15,476	4,566	—	42,156
Segment operating profit	16,394	7,997	18,272	2,997	(1,472)	44,188

	Three Months Ended June 28, 2014
	North	South	Western	All Other	Corporate	Total
Net sales to outside customers	$253,481	172,464	$295,263	$51,544	$—	$772,752
Intersegment net sales	10,208	6,096	13,403	5,298	—	35,005
Segment operating profit	10,701	6,730	17,643	2,217	(568)	36,723

	Six Months Ended June 27, 2015
	North	South	Western	All Other	Corporate	Total
Net sales to outside customers	$460,832	349,692	$567,090	$93,581	$—	$1,471,195
Intersegment net sales	24,319	14,803	25,102	8,463	—	72,687
Segment operating profit (loss)	19,105	13,999	28,790	1,850	(1,693)	62,051

	Six Months Ended June 28, 2014
	North	South	Western	All Other	Corporate	Total
Net sales to outside customers	$410,116	315,824	$520,663	$80,148	$—	$1,326,751
Intersegment net sales	19,750	10,911	24,445	9,142	—	64,248
Segment operating profit	11,925	13,003	26,488	1,128	(3,194)	49,350

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.4% in the second quarter of 2015 compared to 37.7% for same period of 2014.  Our effective tax rate was 37.0% in the first six months of 2015 compared to 37.2% for the same period of 2014.  The decrease is primarily due to a lower state effective income tax rate in 2015.

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

OVERVIEW

Our results for the second quarter of 2015 were impacted by the following:

•
Our sales increased by 8.5% compared to the second quarter of 2014, which was comprised of a 10% increase in unit sales offset by a 1.5% decrease in selling prices due to the commodity lumber market (See Historical Lumber Prices).  Our unit sales increase was driven by a combination of acquisition-related and organic growth in sales to the Industrial market and an increase in sales to the Retail market as a result of market share gains and improving demand.

•
Our operating profits increased by over 20%, and our operating profit as a percentage of net sales increased to 5.3% from 4.8%, comparing 2015 and 2014. These improvements were primarily due to our growth in sales to the Industrial market, continued improvements in profitability on sales to the Construction market, and our growth in sales to the Retail market.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

UNIVERSAL FOREST PRODUCTS, INC.

	Random Lengths Composite Average $/MBF
	2015	2014
January	$375	$395
February	358	394
March	336	387
April	334	367
May	315	377
June	328	375

Second quarter average	$326	$373
Year-to-date average	341	383

Second quarter percentage change	(12.6)%
Year-to-date percentage change	(11.0)%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Our purchases of this species comprises approximately 45% of total lumber purchases through the first six months of 2015.

	Random Lengths SYP Average $/MBF
	2015	2014
January	$408	$375
February	399	398
March	393	406
April	400	392
May	368	402
June	354	406

Second quarter average	$374	$400
Year-to-date average	387	397

Second quarter percentage change	(6.5)%
Year-to-date percentage change	(2.5)%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide.  As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs are a significant percentage of our cost of goods sold, comprising approximately 50%.

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
BUSINESS COMBINATIONS

We completed two business acquisitions during the first six months of 2015 and five during all of 2014. Each of the acquisitions was accounted for using the purchase method. The annual revenue attributable to the two acquisitions completed in 2015 is approximately $14.7 million. These business combinations were not significant to our operating results individually or in aggregate and thus pro forma results for 2015 and 2014 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, "Business Combinations" for additional information.

UNIVERSAL FOREST PRODUCTS, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.6	87.5	87.0	87.7
Gross profit	13.4	12.6	13.0	12.3
Selling, general, and administrative expenses	8.2	7.7	8.8	8.5
Anti-dumping duty assessments	—	0.2	—	0.1
Net gain on disposition and impairment of assets	—	—	—	(0.1)
Earnings from operations	5.3	4.8	4.2	3.7
Other expense (income), net	0.2	0.1	0.2	0.1
Earnings before income taxes	5.1	4.7	4.0	3.6
Income taxes	2.0	1.8	1.5	1.4
Net earnings	3.2	2.9	2.6	2.3
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.1%	2.8%	2.5%	2.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers; engineered wood components, structural lumber, and other products for manufactured housing, residential and commercial construction; and specialty wood packaging, components and packing materials for various industries.  Our long-term sales objectives include:

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

•
Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber, which comprises approximately 20% of our total sales, is not presently included in the value-added sales totals.

•
Developing new products and expanding our product offering for existing customers.  New product sales were $73.2 million in the second quarter of 2015 compared to $60.0 million during the second quarter of 2014.  New product sales year-to-date for 2015 and 2014 were $120.3 million and $95.4 million, respectively.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

UNIVERSAL FOREST PRODUCTS, INC.

(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 27, 2015	June 28, 2014	% Change	June 27, 2015	June 28, 2014	% Change
Retail	$376,219	$347,371	8.3	$606,104	$548,355	10.5
Industrial	240,067	205,334	16.9	451,228	376,985	19.7
Construction	234,555	231,507	1.3	435,278	421,069	3.4
Total Gross Sales	850,841	784,212	8.5	1,492,610	1,346,409	10.9
Sales Allowances	(12,670)	(11,460)	10.6	(21,415)	(19,658)	8.9
Total Net Sales	$838,171	$772,752	8.5	$1,471,195	$1,326,751	10.9

During 2015, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the second quarter of 2015 increased 8.5% compared to the same period of 2014, due to a 10% increase in unit sales offset by a 1.5% decline in selling prices. Businesses we acquired since the second quarter of 2014 contributed $26.8 million, or 3%, to our gross sales.

Gross sales in the first six months of 2015 increased 10.9% compared to the same period of 2014, due to an 11% increase in unit sales as overall selling prices remained flat. Businesses we acquired since the second quarter of 2014 contributed $50.5 million, or 4%, to our gross sales.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased over 8% in the second quarter of 2015 compared to the same period of 2014, due to an increase in unit sales as selling prices remained stable.  Within this market, sales to our big box customers increased nearly 12% while our sales to other retailers increased approximately 3%. Our retail customers have benefited from improving consumer demand as evidenced by their reported increases in same store sales. In addition, we gained market share with certain big box customers and increased our sales of new products with these customers.

Gross sales to the retail building materials market increased by almost 11% in the first six months of 2015 compared to the same period of 2014, due to an increase in unit sales as selling prices remained flat.  Within this market, sales to our big box customers increased almost 13% while our sales to other retailers increased approximately 8% due to the same factors discussed above.

Industrial:

Gross sales to the industrial market increased approximately 17% in the second quarter of 2015 compared to the same period of 2014, resulting from a 17% increase in unit sales as selling prices remained flat. Businesses we acquired since the second quarter of 2014 contributed 11% to our sales growth. The remaining 6% organic growth was due to a combination of adding new customers and gaining market share with existing customers.

Gross sales to the industrial market increased 20% in the first six months of 2015 compared to the same period of 2014, due to a 19% increase in unit sales and 1% increase in selling prices. Businesses we acquired since the second quarter of 2014 contributed 12% to our unit growth. The remaining 7% organic growth was primarily due to the same factors discussed above.

Construction:

Gross sales to the construction market increased over 1% in the second quarter of 2015 compared to 2014.  The increase was due to a 5% increase in unit sales, offset by a 4% decrease in our selling prices.  By comparison, production of HUD-code homes in April and May 2015 were up 4.4% compared to 2014, modular home production remained flat, and national housing starts increased approximately 5.4% in the period from March 2015 through May 2015 (our sales trail housing starts by about a month) compared to the same period of 2014.  Our increase in unit sales was primarily driven by a 2% increase in unit sales to the manufactured housing market, a 15% increase in unit sales to the commercial construction market resulting from market share gains, and a 3% increase in unit sales to the residential construction market.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the construction market increased over 3% in the first six months of 2015 compared to the same period of 2014, due to a 5% increase in unit sales, offset by a 2% decrease in selling prices. Our increase in unit sales was primarily due to the same reasons discussed above.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Value-Added	59.4%	59.3%	58.7%	58.6%
Commodity-Based	40.6%	40.7%	41.3%	41.4%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross profit percentage increased to 13.4% from 12.6% comparing the second quarter of 2015 to the same period of 2014.  Additionally, our gross profit dollars increased by $15.5 million, or 15.9%, which compares favorably with our 10% increase in unit sales.  The improvement in our profitability in the second quarter of 2015 is attributable to the following factors:

•
Over $3.0 million of our gross profit increase reflects our efforts to be more selective in the business that we take on sales to the residential construction market and our growth in sales to the commercial and construction market added over $1.0 million to our gross profits.

•
Nearly $3.4 million of our gross profit increase is attributable to our growth in sales to the retail market, due to market share gains and improving demand. Furthermore, operating leverage on our sales growth along with effective inventory positioning helped us withstand the adverse impact of a falling lumber market.

•	Almost $10 million of our gross profit improvement was due to growth and a more favorable product mix on sales to the industrial market.

Our gross profit percentage increased to 13.0% from 12.3% comparing the first six months of 2015 to the same period of 2014.  Our gross profit dollars increased by 17.8%, which compares favorably to our 11% increase in unit sales. This improvement is primarily due to the same factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $9.4 million, or 16%, in the second quarter of 2015 compared to the same period of 2014, while we reported a 10% increase in unit sales.  The increase in SG&A was primarily due to a $3.4 million, or 12%, increase in compensation and benefit costs primarily due to having more personnel, a $3.1 million increase in incentive compensation resulting from an improvement in our profitability, and several other smaller increases driven in some cases by our sales growth. Businesses we acquired since the second quarter of 2014 added approximately $2 million to our SG&A costs, which is included in the amounts discussed above.

Selling, general and administrative ("SG&A") expenses increased by approximately $17.2 million, or 15.3%, in the first six months of 2015 compared to the same period of 2014, while we reported an 11% increase in unit sales.  SG&A expenses were impacted in the first six months of 2015 by the same factors discussed above.

INTEREST, NET

Net interest costs were higher in the second quarter of 2015 compared to the same period of 2014, due to additional interest expense resulting from higher debt levels in 2015.

INCOME TAXES

UNIVERSAL FOREST PRODUCTS, INC.

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 37.4% in the second quarter of 2015 compared to 37.7% for same period of 2014.  Our effective tax rate was 37.0% in the first six months of 2015 compared to 37.2% for the same period of 2014.  The decrease is primarily due to a lower state effective income tax rate in 2015.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Segment Operating Profit
(in thousands)	Three Months Ended				Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
North	$281,333	$253,481	$27,852	11.0%	$16,394	$10,701	$5,693	53.2%
South	185,497	172,464	13,033	7.6%	7,997	6,730	1,267	18.8%
Western	309,511	295,263	14,248	4.8%	18,272	17,643	629	3.6%
All Other	61,830	51,544	10,286	20.0%	2,997	2,217	780	35.2%
Corporate[1]	—		—		(1,472)	(568)	(904)	159.2%
Total	$838,171	$772,752	$65,419	8.5%	$44,188	$36,723	$7,465	20.3%

	Net Sales				Segment Operating Profit
(in thousands)	Six Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
North	$460,832	$410,116	$50,716	12.4%	$19,105	$11,925	$7,180	60.2%
South	349,692	315,824	33,868	10.7%	13,999	13,003	996	7.7%
Western	567,090	520,663	46,427	8.9%	28,790	26,488	2,302	8.7%
All Other	93,581	80,148	13,433	16.8%	1,850	1,128	722	64.0%
Corporate[1]	—	—	—		(1,693)	(3,194)	1,501	(47.0)%
Total	$1,471,195	$1,326,751	$144,444	10.9%	$62,051	$49,350	$12,701	25.7%

1Corporate primarily represents over (under) allocated administrative costs.

North

Net sales attributable to the North reportable segment increased in the second quarter and first six months of 2015 compared to 2014 due to an increase in sales to retail and residential construction customers.

Earnings from operations increased in the second quarter and first six months of 2015 compared to 2014, primarily due to an increase in overall unit sales, improved profitability on our sales to the construction market, as well as improved profitability in our Great Lakes region on its sales to the retail market.

South

Net sales to the South reportable segment increased in the second quarter and first six months of 2015 compared to 2014, primarily due to an increase in sales to the retail and industrial markets.

Earnings from operations for the South reportable segment increased in the second quarter and first six months of 2015 compared to 2014, primarily due to an increase in overall unit sales as well as improved profitability in our Southeast region on its sales to the retail and industrial markets.

Western

UNIVERSAL FOREST PRODUCTS, INC.

Net sales to the Western reportable segment increased in the second quarter and first six months of 2015 compared to 2014 primarily due to an increase in sales to the retail and industrial markets, which were offset by a decrease in sales to manufactured housing customers within the construction market. The growth in sales to the industrial market was primarily due to acquisitions we completed since the second quarter of 2014.

Earnings from operations for the Western reportable segment increased in the second quarter and first six months of 2015 compared to 2014 primarily due to the increase in unit sales and improved profitability in our West Central region on its sales to the industrial market.

All Other

Net sales for all other segments increased in the second quarter and first six months of 2015 compared to 2014, primarily due to an increase in sales to the retail market by our Consumer Products reporting unit and our increase in sales to the industrial market by our Australian and Mexican reporting units.

Earnings from operations for all other segments increased in the second quarter and first six months of 2015 compared to 2014, primarily due to our Universal Consumer Products operations.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash from operating activities	$36,822	$22,804
Cash from investing activities	(26,898)	(28,015)
Cash from financing activities	15,112	5,271
Effect of exchange rate changes on cash	(280)	(60)
Net change in cash and cash equivalents	24,756	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$24,756	$—

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 56 days in the first six months of 2015 from 52 days in the first six months of 2014.  We carried higher levels of safety stock inventory in 2015 due to weather and industry transportation challenges.

UNIVERSAL FOREST PRODUCTS, INC.

Cash from operating activities was $36.8 million in the first six months of 2015, which was comprised of net earnings of $37.7 million and $20.8 million of non-cash expenses, offset by a $21.7 million increase in working capital since the end of 2014 due to the seasonality of our business.

Purchases of property, plants, and equipment comprised most of our cash used in investing activities during the first six months of 2015 and totaled $27.8 million.  We currently plan to spend up to $45 million in 2015.  Outstanding purchase commitments on existing capital projects totaled approximately $5.8 million on June 27, 2015.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Additionally, we collected $4 million of outstanding notes receivables, net of advances, during the first six months of 2015.  Finally, cash flows used in investing activities included $2.6 million used to acquire new businesses and $1.3 million used to acquire the remaining non-controlling interest of Upshur Forest Products, LLC from our partners. See Notes to Unaudited Consolidated Condensed Financial Statements, Note F “Business Combinations”.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility to support seasonal working capital requirements and dividends paid in June totaling $0.40 per share.

On June 27, 2015, we had $37.6 million outstanding on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on June 27, 2015.  Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on June 27, 2015.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in

UNIVERSAL FOREST PRODUCTS, INC.

Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 27, 2015 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended June 27, 2015, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION
Item 1A.  Risk Factors.

None.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
March 29 – May 2, 2015(1)				2,881,703
May 3 – 30, 2015				2,881,703
May 31 – June 27, 2015				2,881,703

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: July 29, 2015	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: July 29, 2015	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer

UNIVERSAL FOREST PRODUCTS, INC.

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