Form 10-Q
period 2015-09-26
UNIVERSAL FOREST PRODUCTS INC
filed 2015-10-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 26, 2015
Common stock, no par value	20,133,427

UNIVERSAL FOREST PRODUCTS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 26, 2015, December 27, 2014 and September 27, 2014.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Nine Months Ended September 26, 2015 and September 27, 2014.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Nine Months Ended September 26, 2015 and September 27, 2014.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 26, 2015 and September 27, 2014.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4.	Controls and Procedures.	22

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.

Item 6.	Exhibits.	24

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)
	September 26, 2015	December 27, 2014	September 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,373	$—	$26,184
Restricted cash	1,139	405	720
Investments	5,955	—	—
Accounts receivable, net	273,737	195,912	257,235
Inventories:
Raw materials	161,519	183,770	150,585
Finished goods	126,690	156,278	123,080
Total inventories	288,209	340,048	273,665
Refundable income taxes	201	11,934	—
Deferred income taxes	6,257	6,284	6,848
Other current assets	16,654	18,423	20,743
TOTAL CURRENT ASSETS	647,525	573,006	585,395
DEFERRED INCOME TAXES	1,091	1,079	1,312
OTHER ASSETS	7,843	9,565	14,915
GOODWILL	182,394	183,062	160,146
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	16,195	6,479	6,339
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	631,028	604,398	599,584
Less accumulated depreciation and amortization	(376,498)	(356,129)	(354,548)
PROPERTY, PLANT AND EQUIPMENT, NET	254,530	248,269	245,036
TOTAL ASSETS	$1,111,918	$1,023,800	$1,015,483
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$621	$—
Accounts payable	101,117	89,105	99,008
Accrued liabilities:
Compensation and benefits	77,290	62,143	60,069
Income taxes	—	—	15
Other	35,060	23,591	33,849
Current portion of long-term debt	834	—	—
TOTAL CURRENT LIABILITIES	214,301	175,460	192,941
LONG-TERM DEBT	84,722	98,645	84,700
DEFERRED INCOME TAXES	30,919	30,933	26,896
OTHER LIABILITIES	25,838	19,202	15,862
TOTAL LIABILITIES	355,780	324,240	320,399
SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,133,427, 19,984,451, and 19,974,886.	20,133	19,984	19,975
Additional paid-in capital	170,324	162,483	161,122
Retained earnings	555,193	502,334	501,181
Accumulated other comprehensive income	(1,560)	1,348	2,767
Employee stock notes receivable	—	(455)	(530)
Total controlling interest shareholders' equity	744,090	685,694	684,515
Noncontrolling interest	12,048	13,866	10,569
TOTAL SHAREHOLDERS' EQUITY	756,138	699,560	695,084
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,111,918	$1,023,800	$1,015,483
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
NET SALES	$762,275	$713,489	$2,233,470	$2,040,239
COST OF GOODS SOLD	651,569	623,903	1,930,739	1,787,652
GROSS PROFIT	110,706	89,586	302,731	252,587
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	67,951	59,936	198,087	172,835
ANTI-DUMPING DUTY ASSESSMENT	—	—	—	1,600
NET LOSS (GAIN) ON DISPOSITION AND IMPAIRMENT OF ASSETS	230	(2,570)	68	(3,418)
EARNINGS FROM OPERATIONS	42,525	32,220	104,576	81,570
INTEREST EXPENSE	1,060	1,016	3,615	3,184
INTEREST INCOME	(47)	(346)	(214)	(975)
EQUITY IN EARNINGS OF INVESTEE	(89)	(118)	(283)	(246)
	924	552	3,118	1,963
EARNINGS BEFORE INCOME TAXES	41,601	31,668	101,458	79,607
INCOME TAXES	14,718	11,176	36,887	29,000
NET EARNINGS	26,883	20,492	64,571	50,607
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,327)	(1,258)	(2,876)	(2,369)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$25,556	$19,234	$61,695	$48,238
EARNINGS PER SHARE - BASIC	$1.26	$0.96	$3.06	$2.40
EARNINGS PER SHARE - DILUTED	$1.26	$0.96	$3.06	$2.40
NET EARNINGS	26,883	20,492	64,571	50,607
OTHER COMPREHENSIVE LOSS	(2,578)	(491)	(4,206)	(885)
COMPREHENSIVE INCOME	24,305	20,001	60,365	49,722
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(445)	(1,317)	(1,578)	(2,183)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$23,860	$18,684	$58,787	$47,539

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 28, 2013	$19,948	$156,129	$461,812	$3,466	$(732)	$9,111	$649,734
Net earnings			48,238			2,369	50,607
Foreign currency translation adjustment				(699)		(186)	(885)
Noncontrolling interest associated with business acquisitions						985	985
Distributions to noncontrolling interest						(1,710)	(1,710)
Cash Dividends - $0.210 per share			(4,214)				(4,214)
Issuance of 8,681 shares under employee stock plans	9	297	14				320
Issuance of 77,736 shares under stock grant programs	78	1,108					1,186
Issuance of 43,210 shares under deferred compensation plans	43	(43)					—
Repurchase of 103,011 shares	(103)		(4,669)				(4,772)
Expense associated with share-based compensation arrangements		1,445					1,445
Accrued expense under deferred compensation plans		2,186					2,186
Payments received on employee stock notes receivable					202		202
Balance at September 27, 2014	$19,975	$161,122	$501,181	$2,767	$(530)	$10,569	$695,084
Balance at December 27, 2014	$19,984	$162,483	$502,334	$1,348	$(455)	$13,866	$699,560
Net earnings			61,695			2,876	64,571
Foreign currency translation adjustment				(2,809)		(1,298)	(4,107)
Unrealized gain (loss) on investment				(99)			(99)
Noncontrolling interest associated with business acquisitions						1,019	1,019
Distributions to noncontrolling interest						(3,159)	(3,159)
Purchases of noncontrolling interest						(1,256)	(1,256)
Cash Dividends - $0.400 per share			(8,050)				(8,050)
Issuance of 28,276 shares under employee stock plans	28	933					961
Issuance of 75,408 shares under stock grant programs	76	1,811					1,887
Issuance of 58,905 shares under deferred compensation plans	59	(59)					—
Repurchase of 13,613 shares	(14)		(786)		304		(496)
Tax benefits from non-qualified stock options exercised		186					186
Expense associated with share-based compensation arrangements		1,351					1,351
Accrued expense under deferred compensation plans		3,619					3,619
Payments received on employee stock notes receivable					151		151
Balance at September 26, 2015	$20,133	$170,324	$555,193	$(1,560)	$—	$12,048	$756,138
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64,571	$50,607
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	28,013	24,241
Amortization of intangibles	2,730	1,743
Expense associated with share-based compensation arrangements	1,351	1,445
Excess tax benefits from share-based compensation arrangements	(33)	(2)
Expense associated with stock grant plans	85	81
Deferred income taxes (credit)	(269)	127
Equity in earnings of investee	(283)	(246)
Net loss (gain) on disposition and impairment of assets	68	(3,418)
Changes in:
Accounts receivable	(76,723)	(76,642)
Inventories	51,068	14,754
Accounts payable and cash overdraft	10,864	25,078
Accrued liabilities and other	39,967	32,760
NET CASH FROM OPERATING ACTIVITIES	121,409	70,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,520)	(31,676)
Proceeds from sale of property, plant and equipment	2,382	6,463
Acquisitions, net of cash received	(2,584)	(7,135)
Purchase of remaining noncontrolling interest in subsidiary	(1,256)	—
Advances of notes receivable	(4,403)	(2,229)
Collections on notes receivable	8,784	983
Purchases of investments	(5,955)	—
Cash restricted as to use	(734)	—
Other, net	180	(95)
NET CASH FROM INVESTING ACTIVITIES	(40,106)	(33,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	297,354	192,475
Repayments under revolving credit facilities	(311,253)	(192,475)
Debt issuance costs	(11)	(11)
Proceeds from issuance of common stock	960	297
Distributions to noncontrolling interest	(3,159)	(1,710)
Dividends paid to shareholders	(8,050)	(4,214)
Repurchase of common stock	(800)	(4,772)
Excess tax benefits from share-based compensation arrangements	33	2
NET CASH FROM FINANCING ACTIVITIES	(24,926)	(10,408)
Effect of exchange rate changes on cash	(1,004)	(247)
NET CHANGE IN CASH AND CASH EQUIVALENTS	55,373	26,184
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$—	$—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,373	$26,184
SUPPLEMENTAL INFORMATION:
Interest paid	$2,834	$2,475
Income taxes paid	25,304	26,605
NON-CASH INVESTING ACTIVITIES
Other receivables exchanged for notes receivable	—	2,768
Notes receivable exchanged for property	389	2,980
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	3,042	2,270
Property exchanged for notes receivable	300	—
Acquisition earnout adjustment prior to final purchase accounting	9,236	—
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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the September 27, 2014 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	September 26, 2015	September 27, 2014
(in thousands)	Quoted Prices in Active Markets (Level 1)	Quoted Prices in Active Markets (Level 1)
Money market funds	$952	$651
Bonds	3,195	—
Domestic stock	215	—
Mutual funds:
Domestic stock funds	2,625	658
International stock funds	223	218
Target funds	228	296
Bond funds	171	156
Total mutual funds	3,247	1,328
	$7,609	$1,979

We maintain money market, mutual funds, bonds, and/or stocks in our non-qualified deferred compensation plan and our wholly owned licensed captive insurance company.  These funds are valued at prices quoted in an active exchange market and are included in "Cash and Cash Equivalents", "Investments", and "Other Assets".  We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 2 or 3 assets or liabilities at September 26, 2015 or September 27, 2014.

C.	REVENUE RECOGNITION

UNIVERSAL FOREST PRODUCTS, INC.

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment.  In certain circumstances, the customer takes title when the shipment arrives at the destination.  However, our shipping process is typically completed the same day.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations.  Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs.  Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units.  Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known.  Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue increased to approximately $39.6 million, during the third quarter of 2015, from $31.8 million during the same period of 2014. Construction contract revenue was approximately $98.4 million and $87.1 million through the first nine months of 2015 and 2014, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 26, 2015	December 27, 2014	September 27, 2014
Cost and Earnings in Excess of Billings	$4,718	$5,244	$6,883
Billings in Excess of Cost and Earnings	4,145	4,682	3,940

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net earnings attributable to controlling interest	$25,556	$19,234	$61,695	$48,238
Adjustment for earnings allocated to non-vested restricted common stock	(341)	(178)	(789)	(444)
Net earnings for calculating EPS	$25,215	$19,056	$60,906	$47,794
Denominator:
Weighted average shares outstanding	20,210	20,100	20,148	20,095
Adjustment for non-vested restricted common stock	(270)	(186)	(258)	(186)
Shares for calculating basic EPS	19,940	19,914	19,890	19,909
Effect of dilutive stock options	38	18	35	24
Shares for calculating diluted EPS	19,978	19,932	19,925	19,933
Net earnings per share:
Basic	$1.26	$0.96	$3.06	$2.40
Diluted	$1.26	$0.96	$3.06	$2.40

UNIVERSAL FOREST PRODUCTS, INC.

No options were excluded from the computation of diluted EPS for the quarters ended September 26, 2015 or September 27, 2014.

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

On a consolidated basis, we have reserved approximately $3.4 million on September 26, 2015 and $3.2 million on September 27, 2014, representing the estimated costs to complete future remediation efforts. These amounts are included in Other Liabilities within the condensed balance sheet and have not been reduced by an insurance receivable.

In addition, on September 26, 2015, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 26, 2015, we had outstanding purchase commitments on commenced capital projects of approximately $4.9 million.

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

As part of our operations, we supply building materials and labor to residential and multi-family construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the owner that our products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of September 26, 2015 we had approximately $0.2 million in outstanding payment and performance bonds, which expire during the next two years.  In addition, approximately $13.0 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On September 26, 2015, we had outstanding letters of credit totaling $25.4 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

We are beneficiaries of certain industrial development bonds. We are required to provide irrevocable letters of credit in favor of the bond trustees for all of these industrial development revenue bonds that have been issued.  These letters of credit guarantee principal and interest payments to the bondholders.  We currently have irrevocable letters of credit outstanding totaling approximately $9.8 million related to our outstanding industrial development revenue bonds.  These letters of credit have varying terms but may be renewed at the option of the issuing banks.

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the Series 2012 Senior Notes and our revolving credit facility.  The maximum exposure of these

UNIVERSAL FOREST PRODUCTS, INC.

guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the Environmental Protection Agency.  The rules regulating drip pads require that the pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on September 26, 2015.

We did not enter into any new guarantee arrangements during the third quarter of 2015 which would require us to recognize a liability on our balance sheet.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2015 and 2014 which were accounted for using the purchase method (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Rapid Wood Mfg., LLC (“Rapid Wood”)	February 2, 2015	$1,638 (asset purchase)	$789	$849	Western Division	A supplier of lumber products to the region’s manufactured housing and recreational vehicle industries based in Caldwell, Idaho. Rapid Wood had annual sales of $2.3 million.
Integra Packaging Proprietary, Ltd (“Integra Packaging”)	January 16, 2015	$1,102 (51.94% stock purchase)	$1,406 (The Company portion of Intangible Assets $730 or 51.94%)	$715 (The Company portion of Net Tangible Assets $372 or 51.94%)	Other	An Australian-based manufacturer and distributor of industrial wood specialty packaging products. Integra Packaging had annual sales of $12.4 million.
Bigs Packaging and Lumber, LLC (“Bigs Packaging”)	November 13, 2014	$20,000 (asset purchase) + $13,212 earnout accrual	$24,268	$8,945	Western Division	A Texas-based manufacturer of industrial wood and packaging solutions. Bigs Packaging had annual sales of $50.0 million.
Packnet Ltd (“Packnet”)	November 24, 2014	$7,506 (80% asset purchase)	$7,885 (The Company portion of Intangible Assets $6,308 or 80%)	$1,498 (The Company portion of Net Tangible Assets $1,198 or 80%)	Western Division	A supplier of industrial packaging and services based in Eagan, MN. Packnet had annual sales of $9.0 Million.
High Level Components, LLC (“High Level”)	March 31, 2014	$2,944 (asset purchase)	$—	$3,232	North Division	A building component manufacturer based in Locust, NC. High Level had annual sales of $6.8 million.
Upshur Forest Products, LLC (“Upshur”)	March 28, 2014 (majority interest) June 25, 2015 (minority interest)	$3,548 (asset purchase)	$1,577	$1,971	Western Division	A sawmill located in Gilmer, TX. Upshur had annual sales of $8.9 million.
Container Systems, Inc. (“CSI”)	March 14, 2014	$2,417 (asset purchase)	$—	$2,417	South Division	A manufacturer of crates and containers for industrial applications and the moving-and-storage industry, located in Franklinton, NC. CSI had annual sales of $3.0 million.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2015.

G.	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in divisions. The exceptions to this geographic reporting and management structure are (a) the Company's Alternative Materials Division, which offers a

UNIVERSAL FOREST PRODUCTS, INC.

portfolio of outdoor living products and distributes those products nation-wide and (b) the Company's distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry.

Due to recent changes in management structure, we have revised our operating segments.  Our operating segments currently consist of the North, South, West, Alternative Materials, International, Corporate, and All Other.  Our previous operating segments, immediately prior to the current fiscal year, consisted of Eastern, Western, Site-Built, Corporate, and All Other. The Company's new North and South reporting segments represent the segregation of the former Eastern segment with the following adjustments:

•
The Site-Built unit previously was a separate operating and reportable segment; however the recent management structure reorganization resulted in the Site-Built unit reporting through (and is now apart of) the North segment.

•	UFPD which previously was included in the All Other segment, is now included as part of the North segment.

With respect to the facilities in the north, south, and west segments, these facilities generally supply the three markets the Company serves nationally; the Retail market, Industrial market, and Construction market. Also, substantially all of our facilities support customers in the immediate geographical region surrounding the facility.

Prior year amounts have been reclassified to our new segments.  Our Alternative Materials and International divisions have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended September 26, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$252,447	160,345	$305,407	$44,076	$—	$762,275
Intersegment net sales	14,666	6,838	15,791	3,191	—	40,486
Segment operating profit	16,965	8,045	19,902	1,055	(3,442)	42,525

	Three Months Ended September 27, 2014
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$231,604	154,690	$288,966	$38,229	$—	$713,489
Intersegment net sales	8,416	4,902	13,804	2,303	—	29,425
Segment operating profit	9,372	5,056	15,404	2,375	13	32,220

	Nine Months Ended September 26, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$713,280	510,037	$872,497	$137,656	$—	$2,233,470
Intersegment net sales	38,985	21,641	40,894	11,653	—	113,173
Segment operating profit (loss)	36,069	22,044	48,693	2,904	(5,134)	104,576

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 27, 2014
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$641,720	470,513	$809,629	$118,377	$—	$2,040,239
Intersegment net sales	28,165	15,813	38,249	11,446	—	93,673
Segment operating profit	21,296	18,059	41,892	3,504	(3,181)	81,570

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.4% in the third quarter of 2015 compared to 35.3% for same period of 2014.  Our effective tax rate remained at 36.4% in the first nine months of both 2015 and 2014.

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

OVERVIEW

Our results for the third quarter of 2015 were impacted by the following:

•
Our gross sales increased by 6.9% compared to the third quarter of 2014, which was comprised of a 12% increase in unit sales offset by a 5% decrease in selling prices due to the commodity lumber market (See Historical Lumber Prices).  Our unit sales increase was driven by a combination of acquisition-related and organic growth in sales to the Industrial market, an increase in sales to the Retail market as a result of market share gains and improving demand, and an increase in units sold to the commercial and residential housing markets due to market share gains and improving demand.

•
Our operating profits increased by over 30%, and our operating profit as a percentage of net sales increased to 5.6% from 4.5%, comparing 2015 and 2014. These improvements were primarily a combination of organic unit sales growth and leveraging fixed costs, favorable improvements in product sales mix, and opportunistic buying resulting in lower lumber costs relative to our selling prices in certain product lines.

HISTORICAL LUMBER PRICES

UNIVERSAL FOREST PRODUCTS, INC.

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite Average $/MBF
	2015	2014
January	$375	$395
February	358	394
March	336	387
April	334	367
May	315	377
June	328	375
July	346	381
August	327	401
September	300	398

Third quarter average	$324	$393
Year-to-date average	335	386

Third quarter percentage change	(17.5)%
Year-to-date percentage change	(13.1)%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Our purchases of this species comprises approximately 45% of total lumber purchases through the first nine months of 2015.

	Random Lengths SYP Average $/MBF
	2015	2014
January	$408	$375
February	399	398
March	393	406
April	400	392
May	368	402
June	354	406
July	344	396
August	321	419
September	290	416

Third quarter average	$318	$410
Year-to-date average	364	401

Third quarter percentage change	(22.4)%
Year-to-date percentage change	(9.2)%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide.  As a result, our sales levels (and working capital

UNIVERSAL FOREST PRODUCTS, INC.

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
BUSINESS COMBINATIONS

UNIVERSAL FOREST PRODUCTS, INC.

We completed two business acquisitions during the first nine months of 2015 and five during all of 2014. Each of the acquisitions was accounted for using the purchase method. The annual revenue attributable to the two acquisitions completed in 2015 is approximately $14.7 million. These business combinations were not significant to our operating results individually or in aggregate and thus pro forma results for 2015 and 2014 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.5	87.4	86.4	87.6
Gross profit	14.5	12.6	13.6	12.4
Selling, general, and administrative expenses	8.9	8.4	8.8	8.5
Anti-dumping duty assessments	—	—	—	0.1
Net gain on disposition and impairment of assets	—	(0.4)	—	(0.2)
Earnings from operations	5.6	4.5	4.7	4.0
Other expense (income), net	0.1	0.1	0.1	0.1
Earnings before income taxes	5.5	4.4	4.5	3.9
Income taxes	1.9	1.6	1.7	1.4
Net earnings	3.5	2.9	2.9	2.5
Less net earnings attributable to noncontrolling interest	(0.2)	(0.2)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.4%	2.7%	2.8%	2.4%

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

•
Developing new products and expanding our product offering for existing customers.  New product sales were $60.1 million in the third quarter of 2015 compared to $48.2 million during the third quarter of 2014.  New product sales year-to-date for 2015 and 2014 were $181.2 million and $143.6 million, respectively.

UNIVERSAL FOREST PRODUCTS, INC.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Retail	$295,350	$270,516	9.2	$901,454	$818,871	10.1
Industrial	236,023	212,906	10.9	687,251	589,892	16.5
Construction	241,835	240,203	0.7	677,112	661,271	2.4
Total Gross Sales	773,208	723,625	6.9	2,265,817	2,070,034	9.5
Sales Allowances	(10,933)	(10,136)	7.9	(32,347)	(29,795)	8.6
Total Net Sales	$762,275	$713,489	6.8	$2,233,470	$2,040,239	9.5

Note: During 2015, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the third quarter of 2015 increased 6.9% compared to the same period of 2014, due to a 12% increase in unit sales offset by a 5% decline in selling prices. Businesses we acquired since the third quarter of 2014 contributed $24.4 million, or 3.4%, to our sales growth.

Gross sales in the first nine months of 2015 increased 9.5% compared to the same period of 2014, due to a 13.5% increase in unit sales offset by a 4% decrease in overall selling prices. Businesses we acquired since the third quarter of 2014 contributed $71.1 million, or 3.4%, to our sales growth.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased over 9% in the third quarter of 2015 compared to the same period of 2014, due to a 13% increase in unit sales offset by a 4% decrease in selling prices.  Within this market, sales to our big box customers increased 17% while our sales to other retailers remained flat. Our retail customers have benefited from improving consumer demand as evidenced by their reported increases in same store sales. In addition, we gained market share with certain big box customers and increased our sales of new products with these customers.

Gross sales to the retail market increased by over 10% in the first nine months of 2015 compared to the same period of 2014, due to a 13% increase in unit sales offset by a 3% decrease in overall selling prices.  Within this market, sales to our big box customers increased almost 14% while our sales to other retailers increased approximately 5% due to the same factors discussed above.

Industrial:

Gross sales to the industrial market increased approximately 11% in the third quarter of 2015 compared to the same period of 2014, resulting from a 17% increase in unit sales offset by a 6% decrease in selling prices. Businesses we acquired since the third quarter of 2014 contributed almost 11% to our unit sales growth. The remaining 6% organic growth was due to a combination of adding new customers and gaining market share with existing customers.

Gross sales to the industrial market increased 16.5% in the first nine months of 2015 compared to the same period of 2014, due to a 22% increase in unit sales offset by a 5.5% decrease in selling prices. Businesses we acquired since the third quarter of 2014 contributed 12% to our unit growth. The remaining 10% organic growth was primarily due to the same factors discussed above.

Construction:

Gross sales to the construction market increased almost 1% in the third quarter of 2015 compared to 2014.  The increase was due to a 6% increase in unit sales, offset by a 5% decrease in our selling prices.  Our increase in unit sales was primarily driven by a 16% increase in unit sales to the commercial construction market and a 10% increase in unit sales to the residential construction market, offset by reductions in sales to our manufactured housing customers. Our customers comprising the

UNIVERSAL FOREST PRODUCTS, INC.

Construction market consist of producers of manufactured housing (HUD-code and modular) as well as contractors and builders of residential and commercial structures. By comparison:

•	Production of HUD-code homes in June and July 2015 were up 7.5% compared to 2014.

•	National housing starts increased approximately 16.8% in the period from June 2015 through August 2015 (our sales trail housing starts by about a month) compared to the same period of 2014.

•	Modular home production was flat.

•	Non-residential construction activity was up 9.7%.

Gross sales to the construction market increased over 2% in the first nine months of 2015 compared to the same period of 2014, due to a 7% increase in unit sales, offset by a 5% decrease in selling prices. Our increase in unit sales was primarily due to the same reasons discussed above.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Value-Added	60.1%	58.3%	59.2%	58.5%
Commodity-Based	39.9%	41.7%	40.8%	41.5%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin increased to 14.5% from 12.6% comparing the third quarter of 2015 to the same period of 2014.  Our gross profit dollars increased by $21.1 million, or 23.6%, which compares favorably to our 12% increase in unit sales.  Additionally, our gross profit as a percentage of sales increased 190 basis points. The improvement in our profitability in the third quarter of 2015 is attributable to the following factors:

•
Over $3.8 million of our gross profit increase was on sales to the residential construction market. Our organic growth in sales to the commercial and construction market added over $1.5 million to our gross profits.

•	Nearly $3.9 million of our gross profit increase is attributable to our organic unit sales growth to the retail market and operating leverage on our fixed costs.

•	Almost $13 million of our gross profit improvement was due to growth and a more favorable product mix on sales to the industrial market.

•
Finally, we benefited from lower lumber costs on products sold using a fixed selling price methodology. We estimate this contributed approximately 100 basis points to our increase in gross profit as a percentage of sales, primarily on sales to the construction and industrial markets.

Our gross profit margin increased to 13.6% from 12.4% comparing the first nine months of 2015 to the same period of 2014.  Our gross profit dollars increased by $50.1 million, or 19.9%, which compares favorably to our 13% increase in unit sales. This improvement is primarily due to the same factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $8.0 million, or 13.3%, in the third quarter of 2015 compared to the same period of 2014, while we reported a 12% increase in unit sales.  The increase in SG&A was primarily due to a $3.1 million, or 10%, increase in compensation and benefit costs primarily due to having more personnel, a $3.3 million increase in incentive compensation resulting from an improvement in our profitability, and several other smaller increases driven in some cases by our sales growth. Businesses we acquired since the third quarter of 2014 added approximately $2 million to our SG&A costs, which is included in the amounts discussed above.

Selling, general and administrative ("SG&A") expenses increased by approximately $25.3 million, or 14.6%, in the first nine months of 2015 compared to the same period of 2014, while we reported a 13% increase in unit sales.  SG&A expenses were

UNIVERSAL FOREST PRODUCTS, INC.

impacted in the first nine months of 2015 by the same factors discussed above. Our "core" SG&A expenses, excluding bonus expense, were $57.2 million, $57.8 million, and $57.9 million in the first, second, and third quarters of 2015, respectively.

INTEREST, NET

Net interest costs were higher in the third quarter of 2015 compared to the same period of 2014, due to additional interest expense resulting from higher debt levels in 2015, and due to less interest revenue as a result of the collection of certain notes receivable.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.4% in the third quarter of 2015 compared to 35.3% for same period of 2014.  Our effective tax rate remained at 36.4% in the first nine months of both 2015 and 2014.

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

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Segment Operating Profit
(in thousands)	Three Months Ended				Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
North	$252,447	$231,604	$20,843	9.0%	$16,965	$9,372	$7,593	81.0%
South	160,345	154,690	5,655	3.7%	8,045	5,056	2,989	59.1%
West	305,407	288,966	16,441	5.7%	19,902	15,404	4,498	29.2%
All Other	44,076	38,229	5,847	15.3%	1,055	2,375	(1,320)	(55.6)%
Corporate[1]	—		—		(3,442)	13	(3,455)	(26,577)%
Total	$762,275	$713,489	$48,786	6.8%	$42,525	$32,220	$10,305	32.0%

	Net Sales				Segment Operating Profit
(in thousands)	Nine Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
North	$713,280	$641,720	$71,560	11.2%	$36,069	$21,296	$14,773	69.4%
South	510,037	470,513	39,524	8.4%	22,044	18,059	3,985	22.1%
West	872,497	809,629	62,868	7.8%	48,693	41,892	6,801	16.2%
All Other	137,656	118,377	19,279	16.3%	2,904	3,504	(600)	(17.1)%
Corporate[1]	—	—	—		(5,134)	(3,181)	(1,953)	61.4%
Total	$2,233,470	$2,040,239	$193,231	9.5%	$104,576	$81,570	$23,006	28.2%

1Corporate primarily represents over (under) allocated administrative costs.

North

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the North reportable segment increased in the third quarter and first nine months of 2015 compared to 2014 due to an increase in unit sales to retail and residential construction customers.

Earnings from operations increased in the third quarter and first nine months of 2015 compared to 2014, primarily due to an increase in overall unit sales, improved profitability on our sales to the construction and industrial markets, as well as improved profitability in our Great Lakes and Northeast region on its sales to the retail market.

South

Net sales attributable to the South reportable segment increased in the third quarter and first nine months of 2015 compared to 2014, primarily due to an increase in unit sales to the retail and industrial markets.

Earnings from operations for the South reportable segment increased in the third quarter and first nine months of 2015 compared to 2014, primarily due to an increase in overall unit sales as well as improved profitability in our Southeast and Gulf regions on its sales to the retail and industrial markets.

West

Net sales attributable to the West reportable segment increased in the third quarter and first nine months of 2015 compared to 2014 primarily due to an increase in sales to the retail and industrial markets, which were offset by a decrease in sales to manufactured housing customers within the construction market. The growth in sales to the industrial market was primarily due to acquisitions we completed since the third quarter of 2014.

Earnings from operations for the West reportable segment increased in the third quarter and first nine months of 2015 compared to 2014 primarily due to an increase in unit sales, improved profitability in our Far West and North Texas regions on its sales to the industrial market, and the operating profits from recent acquisitions.

All Other

Net sales for all other segments increased in the third quarter and first nine months of 2015 compared to 2014, primarily due to an increase in sales to the industrial market by our Mexican reporting units and the recent acquisition of the subsidiaries comprising our Australian reporting unit.

Earnings from operations for all other segments decreased in the third quarter and first nine months of 2015 compared to 2014, primarily due to a gain on the sale of certain real estate in Mexico recorded in the third quarter of 2014 totaling $2.7 million.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash from operating activities	$121,409	$70,528
Cash used in investing activities	(40,106)	(33,689)
Cash used in financing activities	(24,926)	(10,408)
Effect of exchange rate changes on cash	(1,004)	(247)
Net change in cash and cash equivalents	55,373	26,184
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$55,373	$26,184

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle increased to 54 days in the first nine months of 2015 from 49 days in the first six months of 2014.  We carried higher levels of safety stock inventory in 2015 due to potential weather and expected industry transportation challenges. In fact, we did experience adverse weather conditions at certain of our operations as well as difficulties managing third party transportation services at some locations principally due to the lack of available resources. We continue to devote management and third party resources to improve the efficiency of our inventory management practices.

Cash from operating activities was $121.4 million in the first nine months of 2015, which was comprised of net earnings of $64.6 million, $31.7 million of non-cash expenses, and a $25.1 million seasonal decrease in working capital since the end of 2014. Lower lumber prices in the third quarter also contributed to our decrease in working capital at the end of September.

Purchases of property, plants, and equipment comprised most of our cash used in investing activities during the first nine months of 2015 and totaled $36.5 million.  We currently plan to spend up to $50 million in 2015 on these capital items.  Outstanding purchase commitments on existing capital projects totaled approximately $4.9 million on September 26, 2015.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Additionally, we collected $4.4 million of outstanding notes receivables, net of advances, and made purchases of certain investments totaling $6.0 million during the first nine months of 2015 .  Finally, cash flows used in investing activities included $2.6 million used to acquire new businesses and $1.3 million used to acquire the remaining non-controlling interest of Upshur Forest Products, LLC from our partner. See Notes to Unaudited Consolidated Condensed Financial Statements, Note F “Business Combinations”.

Cash flows from financing activities primarily consisted of net repayments under our revolving credit facility to support seasonal working capital requirements, dividends paid in June totaling $0.40 per share, and $3.2 million of distributions to partners that own a non-controlling interest in certain of our subsidiaries.

On September 26, 2015, we had no outstanding balance on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on September 26, 2015.  Additionally, we have $150 million in availability after considering letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on September 26, 2015.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 26, 2015 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended September 26, 2015, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION
Item 1A.  Risk Factors.

None.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
June 28 – August 1, 2015(1)				2,881,703
August 2 – 29, 2015	3,000	$59.69		2,878,703
August 30 – September 26, 2015	9,100	$59.67		2,869,603

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 30, 2015	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 30, 2015	By:	/s/ Michael R. Cole
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