Form 10-K
period 2015-12-26
UNIVERSAL FOREST PRODUCTS INC
filed 2016-02-24
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 26, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

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
Yes ☐            No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 26, 2015 was $1,022,919,823 computed at the closing price of $53.91 on that date.

As of January 22, 2016, 20,141,797 shares of the registrant's common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 26, 2015 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 26, 2015

PART I

PART I

Item 1.  Business.

General Development of the Business.

Universal Forest Products, Inc. (the "Company") is a holding company with subsidiaries throughout North America and in Australia that supply wood, wood composite and other products to three primary markets: retail, construction and industrial. The Company is headquartered in Grand Rapids, Mich., and was founded in 1955. For more information about Universal Forest Products, Inc., or its affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 26, 2015 ("2015 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2015 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments consist of our North, South, West, Alternative Materials, International, and Corporate divisions. Separate financial information about our segments is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, and specialty wood packaging, components and packing materials for various industries.  Each of our markets, Retail, Industrial and Construction, are discussed in the paragraphs which follow.  Our locations generally serve customers representing multiple markets.

Retail.  The customers comprising this market are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards.  Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 19% of our total sales in fiscal 2015, 17% in 2014, and 17% in 2013.

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

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks.  In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood composite decking and decorative lawn and garden products.  We also sell engineered wood components to this market, which include roof trusses, wall panels and engineered floor systems (see "Construction Market" below).

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity products on a national basis.  We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products.  We believe the breadth of our product offering, geographic dispersion, close proximity of our plants to core customers, purchasing and manufacturing expertise, and service capabilities provide competitive advantages in this market.

Industrial Market.  We define our industrial market as manufacturers and agricultural customers who use pallets, specialty crates, wooden boxes, and other containers used for packaging, shipping and material handling purposes, as well as other products used in a variety of different applications.  Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business.  Competition is fragmented and includes virtually every supplier of lumber convenient to the customer.  We service this market with our dedicated local sales teams and through national sales support efforts.

Construction Market.  Our construction market is made up of customers in three submarkets - manufactured housing, residential construction and commercial construction.

The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles (RV).  Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, oriented strand board and dimensional lumber, all intended for use in the construction of manufactured housing.  Sales are made by personnel located at each regional facility based on customer orders. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the close proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers.  These factors have enabled us to accumulate significant market share in the products we supply. We also distribute products such as siding, electrical and plumbing to manufactured housing and RV customers, and entered this business through acquisitions completed in 2010.

We entered the residential and commercial construction market through a series of strategic business acquisitions beginning in 1998.  The customers comprising the residential construction market are primarily large-volume, multi-tract builders and smaller volume custom builders.  We also supply builders engaged in multi-family and commercial construction.  In addition, we supply wood forms and related products to set or form concrete for various structures including large parking garages, stadiums and bridges. Generally, terms of sale and pricing are determined based on contracts we entered into with our customers.

We currently supply customers in these markets from manufacturing facilities located in many different states.  These facilities manufacture various engineered wood components used to frame residential or light commercial projects, including roof and floor trusses, wall panels, I-joists and lumber packages.  Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload. We also provide framing services for customers in certain regional markets, in which we erect the wood structure.  We believe that providing a comprehensive turn-key package, including installation, provides a competitive advantage.

Competition in this market is primarily fragmented, but we do compete with a small number of national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components.  We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength.

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

Backlog.  Due to the nature of our retail and industrial businesses, backlog information is not meaningful.  The maximum time between receipt of a firm order and shipment does not usually exceed a few days.  Therefore, we would not normally have a backlog of unfilled orders in a material amount.  The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements.  In such cases, either we are able to forecast the customer's requirements or the customer may provide an estimate of its future needs.  In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products in question.

On December 26, 2015 and December 27, 2014, we estimate that backlog orders associated with our residential and commercial construction business approximated $65.6 million and $60.6 million, respectively.  With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental.  Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees.  On December 26, 2015, we had approximately 7,000 employees.

Financial Information About Geographic Areas.

The dominant portion of our operations and sales occur in the United States.  Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.

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

We may be impacted by a decline in the value of the U.S. dollar.  We purchase a variety of raw materials and finished goods from sources around the world and export certain products.  The impact of a change in U.S. dollar exchange rates would impact our import purchases and export sales, which totaled $85.0 and $93.7 million, respectively, in 2015.

We are subject to fluctuations in the price of lumber.  We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market").  A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices.  While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits.  Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the "Historical Lumber Prices" and "Impact of the Lumber Market on Our Operating Results" captions of our Management's Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our material costs as a percentage of sales were 68.7%, 71.3%, and 73.2% in 2015, 2014, 2013, respectively, and lumber comprises approximately 60% of material costs.

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

A significant portion of our sales are concentrated with one customer.  Our sales to The Home Depot comprised 19% of our total sales in 2015, 17% in 2014, and 17% in 2013.

Economic and credit market conditions impact our ability to collect a greater percentage of our receivables. Economic and credit conditions may impact our bad debt expense.  We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this risk.  Bad debt expense as a percentage of sales was 0.05%, 0.06%, and 0.04% in 2015, 2014, and 2013, respectively.

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

We may be adversely affected by the impact of environmental and safety regulations.  We are subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations.  There can be no assurance that we are at all times in complete compliance with all of these requirements.  We have made and will continue to make capital and other expenditures to comply with environmental regulations.  If additional laws and regulations are enacted, which restrict our ability to manufacture and market our products, including our treated lumber products, it could adversely affect our sales and profits.  Changes in the interpretation of existing laws could also adversely impact our financial results.

The current version of federal health care legislation may significantly increase our costs.  The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company.  Our total health care costs totaled approximately $41.3 million, $34.8 million, and $30.5 million in 2015, 2014, and 2013, respectively.

Seasonality and weather conditions could adversely affect us.  Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter.  In addition, the majority of our products sold to the Retail and Construction markets are used or installed in outdoor construction applications; therefore, short-term sales volume, productivity and gross profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters.

Inbound and outbound transportation costs represent a significant part of our cost structure.  An increase in fuel and other operating expenses will significantly increase our costs.  While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases.  Our total inbound and outbound transportation costs were approximately 9.9%, 10.4%, and 9.9% of sales in 2015, 2014, and 2013, respectively.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan.  We currently have approximately 94 facilities located throughout the United States, Canada, Mexico, and Australia.  Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.  Of these facilities, approximately 9 facilities are closed and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 16 facilities which are leased.  We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2016.  Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	55	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	56	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	49	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Allen T. Peters	48	President, UFP Western Division, Inc.
Patrick Benton	46	Executive Vice President, UFP Eastern Division – North
Jonathan West	45	Executive Vice President, UFP Eastern Division - South
Robert D. Coleman	61	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
C. Scott Greene	59	Executive Vice President of Marketing
Donald L. James	56	Executive Vice President of National Sales
Michael F. Mordell	58	Executive Vice President of Purchasing

Matthew J. Missad joined us in 1985.  In February 1996, Mr. Missad was promoted to Executive Vice President of the Company.  On July 1, 2011, Mr. Missad became Chief Executive Officer of the Company.

Patrick M. Webster joined us in 1985.  Mr. Webster became Vice President of the Far West Region in 1999, on July 1, 2007, he became President of UFP Western Division, Inc., and on January 1, 2009 became President and Chief Operating Officer of the Company.

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

PART II

The following information items in this Part II, which are contained in the 2015 Annual Report, are specifically incorporated by reference into this Form 10-K Report.  These portions of the 2015 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)
The information relating to market, holders and dividends is incorporated by reference from the 2015 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 27 – October 31, 2015	—	—	—	2,869,603
November 1 – November 28, 2015	—	—	—	2,869,603
November 29 – December 26, 2015	—	—	—	2,869,603

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock.  On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program.  The total number of remaining shares that may be repurchased under the program is approximately 2.9 million.

Item 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the 2015 Annual Report under the caption "Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2015 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 26, 2015, the estimated fair value of our long-term debt, including the current portion, was $85.6 million.  The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities.  The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)	29	29	19	2	—	$75,000	$75,079
Average interest rate	5.46%	4.79%	2.36%	1.71%	—	3.94%
Variable Rate ($US)	1,116	—	—	—	$2,700	$7,000	$10,816
Average interest rate(1)	7.07%				0.26%	0.21%

(1)	Average of rates at December 26, 2015.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2015 Annual Report under the following captions:

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
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 26, 2015 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting.   Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2015 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.  Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2015 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls.  During the fourth quarter ended December 26, 2015, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 26, 2015 for the 2016 Annual Meeting of Shareholders, as filed with the Commission ("2016 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11.  Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2016 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2016 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2016 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 26, 2015, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,272,820
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 26, 2015, is as follows: 113,276 shares for our 2002 Employee Stock Purchase Plan, 49,177 shares for our Directors' Retainer Stock Plan, and 5,591 shares for our Employee Stock Gift Program.  In addition, of the remaining 3,104,776 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2016 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14.  Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2016 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2015 Annual Report:

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

Dated: February 24, 2016	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 24th day of February, 2016, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	s/ John M. Engler
William G. Currie, Director	John M. Engler, Director

/s/ Gary F. Goode	/s/ Bruce A. Merino
Gary F. Goode, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Mark A. Murray
Matthew J. Missad, Director	Mark A. Murray, Director

/s/ Thomas W. Rhodes	/s/ Louis A. Smith
Thomas W. Rhodes, Director	Louis A. Smith, Director

/s/ Mary E. Tuuk	/s/ Brian C. Walker
Mary E. Tuuk, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Registrant's Amended Bylaws were filed as Exhibit 3(b) to a form 8-K Current Report dated January 18, 2013 and the same is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

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

	*(h)	Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference.

	(i)(1)	Credit Agreement dated November 3, 2014 was filed as Exhibit 10(1) to a Form 8-K Current Report dated November 7, 2014 and the same is incorporated herein by reference.

	(k)	Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 and the same is incorporated herein by reference.

	(l)	Universal Forest Products, Inc. 2002 Employee Stock Purchase Plan.

	(m)	Universal Forest Products, Inc. Director Retainer Stock Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2012.

(n)
Universal Forest Products, Inc. Amended and Restricted Long Term Stock Incentive Plan in incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2012.

E-1

13	Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 26, 2015.

14	Code of Ethics for Senior Financial Officers

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

E-2