Form 10-Q
period 2016-03-26
UNIVERSAL FOREST PRODUCTS INC
filed 2016-04-27
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 26, 2016
Common stock, no par value	20,301,084

UNIVERSAL FOREST PRODUCTS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at March 26, 2016, December 26, 2015 and March 28, 2015.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended March 26, 2016 and March 28, 2015.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Three Months Ended March 26, 2016 and March 28, 2015.	5

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 26, 2016 and March 28, 2015.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.

Item 6.	Exhibits.	22

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)
	March 26, 2016	December 26, 2015	March 28, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,065	$87,756	$22,888
Restricted cash	1,139	586	710
Investments	6,737	6,743	—
Accounts receivable, net	287,374	222,964	260,926
Inventories:
Raw materials	176,983	168,548	221,360
Finished goods	150,194	136,370	183,351
Total inventories	327,177	304,918	404,711
Refundable income taxes	—	7,784	—
Deferred income taxes	—	—	6,267
Other current assets	16,889	17,481	13,717
TOTAL CURRENT ASSETS	682,381	648,232	709,219
DEFERRED INCOME TAXES	2,664	1,312	1,163
OTHER ASSETS	7,760	8,298	8,511
GOODWILL	181,280	180,990	184,064
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	14,718	15,357	6,709
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	639,881	628,045	620,146
Less accumulated depreciation and amortization	(385,247)	(376,895)	(364,684)
PROPERTY, PLANT AND EQUIPMENT, NET	254,634	251,150	255,462
TOTAL ASSETS	$1,145,777	$1,107,679	$1,167,468
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$21,585
Accounts payable	116,525	95,041	114,225
Accrued liabilities:
Compensation and benefits	61,314	78,877	52,011
Income taxes	7,182	—	4,218
Other	29,414	29,112	23,097
Current portion of long-term debt	886	1,145	21
TOTAL CURRENT LIABILITIES	215,321	204,175	215,157
LONG-TERM DEBT	84,525	84,750	187,020
DEFERRED INCOME TAXES	24,991	23,838	30,751
OTHER LIABILITIES	26,012	28,507	19,558
TOTAL LIABILITIES	350,849	341,270	452,486
SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,301,084, 20,141,709, and 20,119,879.	20,301	20,142	20,120
Additional paid-in capital	180,395	171,562	167,786
Retained earnings	584,848	565,636	512,421
Accumulated other comprehensive income	(3,946)	(4,585)	491
Employee stock notes receivable	—	—	(278)
Total controlling interest shareholders' equity	781,598	752,755	700,540
Noncontrolling interest	13,330	13,654	14,442
TOTAL SHAREHOLDERS' EQUITY	794,928	766,409	714,982
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,145,777	$1,107,679	$1,167,468
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 26, 2016	March 28, 2015
NET SALES	$682,151	$633,025
COST OF GOODS SOLD	579,412	553,443
GROSS PROFIT	102,739	79,582
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,838	61,705
NET LOSS (GAIN) ON DISPOSITION AND IMPAIRMENT OF ASSETS	(10)	14
EARNINGS FROM OPERATIONS	31,911	17,863
INTEREST EXPENSE	1,076	1,173
INTEREST INCOME	(104)	(135)
EQUITY IN EARNINGS OF INVESTEE	(81)	(83)
	891	955
EARNINGS BEFORE INCOME TAXES	31,020	16,908
INCOME TAXES	10,765	6,104
NET EARNINGS	20,255	10,804
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,043)	(642)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$19,212	$10,162
EARNINGS PER SHARE - BASIC	$0.95	$0.51
EARNINGS PER SHARE - DILUTED	$0.95	$0.51
NET EARNINGS	20,255	10,804
OTHER COMPREHENSIVE GAIN (LOSS)	442	(1,003)
COMPREHENSIVE INCOME	20,697	9,801
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(846)	(498)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$19,851	$9,303

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 27, 2014	$19,984	$162,483	$502,334	$1,348	$(455)	$13,866	$699,560
Net earnings			10,162			642	10,804
Foreign currency translation adjustment				(857)		(146)	(1,003)
Noncontrolling interest associated with business acquisitions						1,019	1,019
Distributions to noncontrolling interest						(939)	(939)
Issuance of 12,015 shares under employee stock plans	12	457					469
Issuance of 75,063 shares under stock grant programs	75	1,782	1				1,858
Issuance of 49,863 shares under deferred compensation plans	50	(50)					—
Repurchase of 1,513 shares	(1)		(76)		77		—
Tax benefits from non-qualified stock options exercised		66					66
Expense associated with share-based compensation arrangements		378					378
Accrued expense under deferred compensation plans		2,670					2,670
Payments received on employee stock notes receivable					100		100
Balance at March 28, 2015	$20,120	$167,786	$512,421	$491	$(278)	$14,442	$714,982

Balance at December 26, 2015	20,142	171,562	565,636	(4,585)	—	13,654	766,409
Net earnings			19,212			1,043	20,255
Foreign currency translation adjustment				666		(197)	469
Unrealized gain (loss) on investment & foreign currency				(27)			(27)
Distributions to noncontrolling interest						(1,170)	(1,170)
Issuance of 1,850 shares under employee stock plans	2	128					130
Issuance of 114,739 shares under stock grant programs	114	5,118					5,232
Issuance of 42,786 shares under deferred compensation plans	43	(43)					—
Expense associated with share-based compensation arrangements		432					432
Accrued expense under deferred compensation plans		3,198					3,198
Balance at March 26, 2016	$20,301	$180,395	$584,848	$(3,946)	$—	$13,330	$794,928

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,255	$10,804
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	9,492	8,996
Amortization of intangibles	693	983
Expense associated with share-based compensation arrangements	432	378
Expense associated with stock grant plans	37	27
Deferred income tax credit	(156)	(193)
Equity in earnings of investee	(81)	(83)
Net (gain) loss on disposition and impairment of assets	(10)	14
Changes in:
Accounts receivable	(64,276)	(63,148)
Inventories	(22,159)	(64,422)
Accounts payable and cash overdraft	21,498	45,219
Accrued liabilities and other	4,318	10,880
NET CASH USED IN OPERATING ACTIVITIES	(29,957)	(50,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,941)	(15,102)
Proceeds from sale of property, plant and equipment	132	50
Acquisitions, net of cash received	—	(2,585)
Advances of notes receivable	(1,259)	(1,273)
Collections on notes receivable	1,408	5,790
Cash restricted as to use	(553)	(305)
Other, net	(173)	(16)
NET CASH USED IN INVESTING ACTIVITIES	(13,386)	(13,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,235	140,303
Repayments under revolving credit facilities	(1,495)	(52,718)
Proceeds from issuance of common stock	130	469
Distributions to noncontrolling interest	(1,170)	(939)
Repurchase of common stock	—	(78)
Other, net	(5)	(9)
NET CASH (USED IN) FROM FINANCING ACTIVITIES	(1,305)	87,028
Effect of exchange rate changes on cash	(43)	(154)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,691)	22,888
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$87,756	$—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,065	$22,888
SUPPLEMENTAL INFORMATION:
Interest paid	$355	$374
Income taxes refunded	(4,080)	(9,709)
NON-CASH INVESTING ACTIVITIES
Notes receivable exchanged for property	—	389
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	2,955	2,526
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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 26, 2015.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the March 28, 2015 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	March 26, 2016			March 28, 2015
(in thousands)	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total
Money market funds	$65	3,142	$3,207	$62	—	$62
Fixed income funds	1,174	1,983	3,157	—	—	—
Equity securities	3,233	—	3,233	—	—	—
Mutual funds:
Domestic stock funds	598	—	598	244	—	244
International stock funds	62	—	62	70	—	70
Target funds	216	—	216	238	—	238
Bond funds	192	—	192	172	—	172
Total mutual funds	1,068	—	1,068	724	—	724
Assets at fair value	$5,540	$5,125	$10,665	$786	$—	$786

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

We did not maintain any Level 3 assets or liabilities at March 26, 2016 or March 28, 2015.

UNIVERSAL FOREST PRODUCTS, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. ("Ardellis"), maintains an investment portfolio, totaling $6.7 million as of March 26, 2016, consisting of mutual funds, domestic and international stocks, and fixed income bonds.

Ardellis' available for sale investment portfolio consists of the following:

		Unrealized
	Cost	Gain/Loss	Fair Value
Fixed Income	$3,131	$26	$3,157
Equity	3,357	(124)	3,233
Mutual Funds	346	1	347
Total	$6,834	$(97)	$6,737

Our Fixed Income investments consist of short, intermediate, and long term bonds, as well as fixed blend bonds. Within the fixed income investments, we maintain a specific mixture of US treasury notes, US agency mortgage backed securities, private label mortgage backed securities, and various corporate securities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effect unrealized loss was $(97,000). Carrying amounts above are recorded in the investments line item within the balance sheet as of March 26, 2016. During 2016, Ardellis reported a net realized loss of $(41,000), which was recorded in interest income on the statement of earnings.

C.	REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment.  In certain circumstances, the customer takes title when the shipment arrives at the destination.  However, our shipping process is typically completed the same day.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations.  Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs.  Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units.  Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known.  Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue was $32.5 million and $25.8 million during the first quarter of 2016 and 2015, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 26, 2016	December 26, 2015	March 28, 2015
Cost and Earnings in Excess of Billings	$5,621	$3,624	$4,314
Billings in Excess of Cost and Earnings	3,700	4,978	3,710

D.	EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended
	March 26, 2016	March 28, 2015
Numerator:
Net earnings attributable to controlling interest	$19,212	$10,162
Adjustment for earnings allocated to non-vested restricted common stock	(274)	(123)
Net earnings for calculating EPS	$18,938	$10,039
Denominator:
Weighted average shares outstanding	20,281	20,092
Adjustment for non-vested restricted common stock	(290)	(244)
Shares for calculating basic EPS	19,991	19,848
Effect of dilutive stock options	29	29
Shares for calculating diluted EPS	20,020	19,877
Net earnings per share:
Basic	$0.95	$0.51
Diluted	$0.95	$0.51

No options were excluded from the computation of diluted EPS for the quarters ended March 26, 2016 or March 28, 2015.

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

On a consolidated basis, we have reserved approximately $3.5 million on March 26, 2016 and March 28, 2015, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the Environmental Protection Agency.  The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on March 26, 2016.

In February 2014, one of our operations was served with a federal grand jury subpoena from the Southern District of New York.  The subpoena was issued in connection with an investigation being conducted by the US Attorney's Office for the Southern District of New York. The subpoena requested documents relating to a developer and construction projects for which our operation had provided materials and labor.  Following receipt of the subpoena, the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct an internal investigation and respond to the subpoena. The Company cooperated in all respects with the US Attorney's Office, complied with this subpoena and voluntarily provided additional information. As a result of the internal investigation, in April 2014, two Company employees were terminated for violating the Company’s Code of Conduct and Business Ethics.  In May 2015, those ex-employees were indicted by the grand jury. In April of 2016, one of the two former employees pled guilty to four of the charges included in the indictment. The Company has not been named as a target and continues to cooperate with the US Attorney's Office in this matter;

UNIVERSAL FOREST PRODUCTS, INC.

however, because of the duration and unique nature of this proceeding, any potential, adverse financial implications to the Company are uncertain.

As of March 26, 2016 and March 28, 2015, we have an accrual balance of $1.6 million, related to anti-dumping duty assessments imposed on steel nails imported from China.

In addition, on March 26, 2016, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 26, 2016, we had outstanding purchase commitments on commenced capital projects of approximately $21.1 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the project owner the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of March 26, 2016 we had approximately $1.7 million in outstanding payment and performance bonds, which expire during the next year.  In addition, approximately $7.6 million in payment and performance bonds are outstanding for completed projects which are still under warranty.

On March 26, 2016, we had outstanding letters of credit totaling $25.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts.  We currently have irrevocable letters of credit outstanding totaling approximately $15.7 million for these types of insurance arrangements.  We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

We are required to provide irrevocable letters of credit in favor of the bond trustees for all of the industrial development revenue bonds that have been issued.  These letters of credit guarantee principal and interest payments to the bondholders.  We currently have irrevocable letters of credit outstanding totaling approximately $9.8 million related to our outstanding industrial development revenue bonds.  These letters of credit have varying terms but may be renewed at the option of the issuing banks.

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

We did not enter into any new guarantee arrangements during the first quarter of 2016 which would require us to recognize a liability on our balance sheet.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2015 (in thousands) and there have been no acquisitions in 2016:

UNIVERSAL FOREST PRODUCTS, INC.

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Rapid Wood Mfg., LLC (“Rapid Wood”)	February 2, 2015	$1,638 (asset purchase)	$789	$849	West	A supplier of lumber products to the region’s manufactured housing and recreational vehicle industries based in Caldwell, Idaho. Rapid Wood had annual sales of $3.5 million in 2015.
Integra Packaging Proprietary, Ltd (“Integra Packaging”)	January 16, 2015	$1,102 (51.94% stock purchase)	$1,406 (The Company portion of Intangible Assets $730 or 51.94%)	$715 (The Company portion of Net Tangible Assets $372 or 51.94%)	All Other	An Australian-based manufacturer and distributor of industrial wood specialty packaging products. Integra Packaging had annual sales of $7.6 million in 2015.

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

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in divisions. The exceptions to this geographic reporting and management structure are (a) the Company's Alternative Materials Division, which offers a portfolio of non-wood products and distributes those products nation-wide and (b) the Company's distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry.

With respect to the facilities in the north, south, and west segments, these facilities generally supply the three markets the Company serves nationally - Retail, Industrial, and Construction. Also, substantially all of our facilities support customers in the immediate geographical region surrounding the facility.
Our Alternative Materials and International divisions have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended March 26, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$202,725	165,099	$277,588	$36,739	$—	$682,151
Intersegment net sales	13,114	9,190	22,256	5,450	—	50,010
Segment operating profit (loss)	9,289	12,136	17,320	2,561	(9,395)	31,911

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended March 28, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$179,499	164,195	$257,579	$31,752	$—	$633,025
Intersegment net sales	9,809	7,199	9,627	3,896	—	30,531
Segment operating profit	2,710	6,002	10,519	(1,146)	(222)	17,863

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 34.7% in the first quarter of 2016 compared to 36.1% for same period of 2015.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of year-to-date 2016 results.

OVERVIEW

Our results for the first quarter of 2016 were impacted by the following:

•
Our gross sales increased by 8% compared to the first quarter of 2015, which was comprised of a 13% increase in unit sales offset by a 5% decrease in selling prices due to the commodity lumber market (See Historical Lumber Prices).  Our unit sales increased to all of our markets, but we experienced our greatest growth in unit sales to our Retail and Construction markets, which both benefited from more favorable weather in 2016 compared to 2015.

•
Our operating profits increased by nearly 79%, and our operating profit as a percentage of net sales increased to 4.7% from 2.8%, comparing the first quarter of 2016 and 2015, respectively. These improvements primarily resulted from a combination of organic unit sales growth and leveraging fixed costs, favorable improvements in product sales mix, and opportunistic buying resulting in lower lumber costs relative to our selling prices in certain product lines. In addition, we estimate that approximately 20 basis points of our improvement in operating profit as a percentage of sales was due to the lower level of lumber prices in 2016. See "Impact of the Lumber Market on Our Operating Results".

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite Average $/MBF
	2016	2015
January	$316	$375
February	310	358
March	321	336

First quarter average	$316	$356

First quarter percentage change	(11.2)%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Our purchases of this species comprises approximately 41% and 43% of total lumber purchases through the first three months of 2016 and 2015, respectively.

	Random Lengths SYP Average $/MBF
	2016	2015
January	$358	$408
February	357	399
March	366	393

First quarter average	$360	$400

First quarter percentage change	(10.0)%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide.  As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Our material costs as a percentage of sales were 66.8% and 70.2% as of March 26, 2016, and March 28, 2015, respectively, and lumber comprises approximately 60% of material costs.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

Changes in the trend of lumber prices have their greatest impact on the following products:

•
Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market.  In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 18% of our total sales.  This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover.  We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs.  (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)

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
BUSINESS COMBINATIONS

We completed no business acquisitions during the first three months of 2016 and two during all of 2015. The annual revenue attributable to the two acquisitions completed in 2015 is approximately $11.1 million. These business combinations were not significant to our operating results individually or in aggregate and thus pro forma results for 2015 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

UNIVERSAL FOREST PRODUCTS, INC.

	Three months Ended
	March 26, 2016	March 28, 2015
Net sales	100.0%	100.0%
Cost of goods sold	84.9	87.4
Gross profit	15.1	12.6
Selling, general, and administrative expenses	10.4	9.7
Net gain on disposition and impairment of assets	—	—
Earnings from operations	4.7	2.8
Other expense (income), net	0.1	0.2
Earnings before income taxes	4.5	2.7
Income taxes	1.6	1.0
Net earnings	3.0	1.7
Less net earnings attributable to noncontrolling interest	(0.2)	(0.1)
Net earnings attributable to controlling interest	2.8%	1.6%

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

•
Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber, which comprises approximately 18% of our total sales, is not presently included in the value-added sales totals.

•
Developing new products and expanding our product offering for existing customers.  New product sales were $67.5 million in the first quarter of 2016 compared to $51.0 million during the first quarter of 2015.  Certain prior year product reclassifications resulted in an increase in new product sales in 2015.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended
Market Classification	March 26, 2016	March 28, 2015	% Change
Retail	$270,743	$231,447	17.0
Industrial	204,245	210,016	(2.7)
Construction	218,876	200,306	9.3
Total Gross Sales	693,864	641,769	8.1
Sales Allowances	(11,713)	(8,744)	34.0
Total Net Sales	$682,151	$633,025	7.8

Note: During 2016, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales in the first quarter of 2016 increased 8% compared to the same period of 2015, due to a 13% increase in unit sales offset by a 5% decline in selling prices.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased 17% in the first quarter of 2016 compared to the same period of 2015, due to a 19% increase in unit sales offset by a 2% decrease in selling prices.  Within this market, sales to our big box customers increased 20% and sales to other retailers increased 13%. Our retail customers have benefited from improving consumer demand, as evidenced by their reported increases in same store sales. In addition, we gained market share with certain customers and increased our sales of new products with these customers.

Industrial:

Gross sales to the industrial market decreased approximately 3% in the first quarter of 2016 compared to the same period of 2015, resulting from a 5% increase in unit sales offset by an 8% decrease in selling prices. The 5% increase in unit sales consists of organic growth and was achieved by adding new customers and gaining market share with existing customers. We believe that demand of our existing customers has softened in 2016. In addition, we are more selective being in the business that we pursue by being more focused on value-added products.

Construction:

Gross sales to the construction market increased over 9% in the first quarter of 2016 compared to 2015.  The increase was due to a 15% increase in unit sales, offset by a 6% decrease in our selling prices.  Our increase in unit sales was driven by a 17% increase to commercial construction customers, a 22% increase to residential construction customers, and a 6% increase to manufactured housing customers. By comparison (and based upon various industry publications):

•	Non-residential construction activity was up 11.2%.

•	National housing starts increased approximately 12.1% in the period from December 2015 through February 2016 (our sales trail housing starts by about a month) compared to the same period of 2015.

•	Production of HUD-code homes in January and February 2016 were up 22.7% compared to 2015.

•	Modular home production was flat.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended
	March 26, 2016	March 28, 2015
Value-Added	61.0%	57.6%
Commodity-Based	39.0%	42.4%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin increased to 15.1% from 12.6% comparing the first quarter of 2016 to the same period of 2015.  Our gross profit dollars increased by $23.2 million, or 29.1%, which compares favorably to our 13% increase in unit sales.  The improvement in our profitability in the first quarter of 2016 was attributable to the following factors:

•
$2.4 million of our gross profit increase was on sales to our residential construction customers. Our organic growth in sales to the commercial construction market added almost $1.5 million to our gross profits.

•	$10.7 million of our gross profit increase is attributable to our organic unit sales growth to the retail market along with improvements in product sales mix.

•
$10.8 million of our gross profit improvement was due to margin improvements on our sales to the industrial market due to improvements in product sales mix and lower lumber costs from opportunistic buying relative to our selling prices.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $9.1 million, or 14.8%, in the first quarter of 2016 compared to the same period of 2015, while we reported a 13% increase in unit sales.  The increase in SG&A was primarily due to a $1.2 million increase in compensation and benefit costs primarily due to having more personnel, a $5.2 million increase in incentive and bonus compensation resulting from an improvement in our profitability, a $1.3 million increase in bad debt expense, and several other smaller increases driven, in part, by our unit sales growth.

INTEREST, NET

Net interest costs were lower in the first quarter of 2016 compared to the same period of 2015, due to less interest expense resulting from lower debt levels in 2016.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 34.7% in the first quarter of 2016 compared to 36.1% for same period of 2015.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Earnings from Operations
(in thousands)	Three Months Ended				Three Months Ended
	March 26, 2016	March 28, 2015	$ Change	% Change	March 26, 2016	March 28, 2015	$ Change	% Change
North	$202,725	$179,499	$23,226	12.9%	$9,289	$2,710	$6,579	242.8%
South	165,099	164,195	904	0.6%	12,136	6,002	6,134	102.2%
West	277,588	257,579	20,009	7.8%	17,320	10,519	6,801	64.7%
All Other	36,739	31,752	4,987	15.7%	2,561	(1,146)	3,707	323.5%
Corporate[1]	—	—	—		(9,395)	(222)	(9,173)	(4,132)%
Total	$682,151	$633,025	$49,126	7.8%	$31,911	$17,863	$14,048	78.6%

1Corporate primarily represents over (under) allocated administrative costs and certain incentive compensation expense.

North

Net sales attributable to the North reportable segment increased in the first quarter of 2016 compared to 2015 due to an increase in unit sales to retail and residential construction customers.

Earnings from operations increased in the first quarter of 2016 compared to 2015, primarily due to an increase in overall unit sales and improved profitability on our sales to the retail and construction markets. Although sales decreased slightly to the industrial market, we experienced an increase in gross margin due to a more favorable product sales mix and a decline in lumber costs.

South

Net sales attributable to the South reportable segment increased in the first quarter of 2016 compared to 2015, primarily due to an increase in unit sales to our retail and manufactured housing customers.

Earnings from operations for the South reportable segment increased in the first quarter of 2016 compared to 2015, primarily due to an increase in overall unit sales as well as improved profitability in certain South segment regions. Similar to the North segment, sales to the industrial customers declined slightly, however, we experienced an increase in gross margin due to a more favorable product sales mix and a decline in lumber costs.

UNIVERSAL FOREST PRODUCTS, INC.

West

Net sales attributable to the West reportable segment increased in the first quarter of 2016 compared to 2015 primarily due to an increase in sales to the retail and construction markets.

Earnings from operations for the West reportable segment increased in the first quarter of 2016 compared to 2015 primarily due to an increase in unit sales and improved profitability in our Far West and Texas regions.

All Other

Net sales for all other segments increased in the first quarter of 2016 compared to 2015, primarily due to an increase in sales to the retail market by our Alternative Materials reporting unit.

Earnings from operations for all other segments increased in the first quarter of 2016 compared to 2015, primarily due to improved profitability in our Mexico and Consumer Products operations.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash used in operating activities	$(29,957)	$(50,545)
Cash used in investing activities	(13,386)	(13,441)
Cash from (used in) financing activities	(1,305)	87,028
Effect of exchange rate changes on cash	(43)	(154)
Net change in cash and cash equivalents	(44,691)	22,888
Cash and cash equivalents, beginning of period	87,756	—
Cash and cash equivalents, end of period	$43,065	$22,888

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. Our cash cycle decreased to 54 days in the first three months of 2016 from 65 days in the first three months of 2015.  We carried higher levels of safety stock inventory in 2015 due to inclement weather and expected industry transportation challenges. Improvements in our days supply of inventory in 2016 was due, in part, to strong customer demand and certain improvements in inventory management.

UNIVERSAL FOREST PRODUCTS, INC.

Cash used in operating activities was $30.0 million in the first three months of 2016, which was comprised of net earnings of $20.2 million and $10.4 million of non-cash expenses, offset by a $60.6 million seasonal increase in working capital since the end of 2015.

Purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first three months of 2016 and totaled $12.9 million.  We currently plan to spend up to $75 million in 2016 on these and similar capital items.  Outstanding purchase commitments on existing capital projects totaled approximately $21.1 million on March 26, 2016.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Additionally, we collected $1.4 million and advanced $1.3 million of outstanding notes receivables.

The Company continues to evaluate businesses to acquire that are complimentary to our existing Retail, Industrial, and Construction businesses, as well as new businesses that offer attractive growth and return on investment opportunities. Our current objective is to deploy approximately $100 million to $200 million of capital in 2016 to fund acquisitions. While a variety of factors beyond our control impact our ability to achieve this goal, we are actively evaluating and considering a number of targeted acquisition opportunities.

Cash flows from financing activities primarily consisted of $1.2 million of distributions to our partners that own a non-controlling interest in certain of our subsidiaries.

On March 26, 2016, we had no outstanding balance on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on March 26, 2016.  Additionally, we have $150 million in availability after considering letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on March 26, 2016.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, "Commitments, Contingencies, and Guarantees."

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States.  These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures.  There have been no material changes in our policies or estimates since December 26, 2015.

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

Item 4.  Controls and Procedures.

UNIVERSAL FOREST PRODUCTS, INC.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 26, 2016 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended March 26, 2016, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION
Item 1A.  Risk Factors.

None.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 27 - January 30, 2016				2,869,603
January 31 - February 27, 2016				2,869,603
February 28 – March 26, 2016				2,869,603

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: April 27, 2016	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: April 27, 2016	By:	/s/ Michael R. Cole
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