Form 10-Q
period 2016-06-25
UNIVERSAL FOREST PRODUCTS INC
filed 2016-07-27
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 25, 2016
Common stock, no par value	20,307,463

UNIVERSAL FOREST PRODUCTS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at June 25, 2016, December 26, 2015 and June 27, 2015.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Six Months Ended June 25, 2016 and June 27, 2015.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Six Months Ended June 25, 2016 and June 27, 2015.	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 25, 2016 and June 27, 2015.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures.	24

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.

Item 6.	Exhibits.	26

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)
	June 25, 2016	December 26, 2015	June 27, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,517	$87,756	$24,756
Restricted cash	909	586	710
Investments	9,740	6,743	—
Accounts receivable, net	318,505	222,964	302,538
Inventories:
Raw materials	165,857	168,548	182,286
Finished goods	131,939	136,370	147,949
Total inventories	297,796	304,918	330,235
Refundable income taxes	—	7,784	—
Deferred income taxes	—	—	6,252
Other current assets	15,238	17,481	14,953
TOTAL CURRENT ASSETS	729,705	648,232	679,444
DEFERRED INCOME TAXES	2,541	1,312	1,171
OTHER ASSETS	7,470	8,298	8,815
GOODWILL	181,381	180,990	173,158
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	14,170	15,357	17,007
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	649,652	628,045	628,269
Less accumulated depreciation and amortization	(392,753)	(376,895)	(370,538)
PROPERTY, PLANT AND EQUIPMENT, NET	256,899	251,150	257,731
TOTAL ASSETS	$1,194,506	$1,107,679	$1,139,666
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$21,933
Accounts payable	126,095	95,041	114,354
Accrued liabilities:
Compensation and benefits	74,919	78,877	60,941
Income taxes	1,755	—	8,894
Other	35,321	29,112	27,234
Current portion of long-term debt	1,093	1,145	893
TOTAL CURRENT LIABILITIES	239,183	204,175	234,249
LONG-TERM DEBT	84,530	84,750	122,303
DEFERRED INCOME TAXES	25,092	23,838	31,178
OTHER LIABILITIES	26,066	28,507	19,124
TOTAL LIABILITIES	374,871	341,270	406,854
SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,307,463, 20,141,709, and 20,132,819.	20,307	20,142	20,133
Additional paid-in capital	182,710	171,562	168,862
Retained earnings	609,718	565,636	530,346
Accumulated other comprehensive income	(4,149)	(4,585)	227
Employee stock notes receivable	—	—	(277)
Total controlling interest shareholders' equity	808,586	752,755	719,291
Noncontrolling interest	11,049	13,654	13,521
TOTAL SHAREHOLDERS' EQUITY	819,635	766,409	732,812
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,194,506	$1,107,679	$1,139,666
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
NET SALES	$872,093	$838,171	$1,554,244	$1,471,195
COST OF GOODS SOLD	740,606	725,728	1,320,018	1,279,170
GROSS PROFIT	131,487	112,443	234,226	192,025
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	77,762	68,431	148,601	130,136
NET LOSS (GAIN) ON DISPOSITION AND IMPAIRMENT OF ASSETS	60	(176)	50	(162)
EARNINGS FROM OPERATIONS	53,665	44,188	85,575	62,051
INTEREST EXPENSE	1,103	1,382	2,179	2,555
INTEREST INCOME	(208)	(32)	(312)	(167)
EQUITY IN EARNINGS OF INVESTEE	(110)	(112)	(192)	(195)
	785	1,238	1,675	2,193
EARNINGS BEFORE INCOME TAXES	52,880	42,950	83,900	59,858
INCOME TAXES	18,643	16,066	29,407	22,170
NET EARNINGS	34,237	26,884	54,493	37,688
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(839)	(908)	(1,882)	(1,550)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$33,398	$25,976	$52,611	$36,138
EARNINGS PER SHARE - BASIC	$1.64	$1.29	$2.59	$1.79
EARNINGS PER SHARE - DILUTED	$1.64	$1.28	$2.58	$1.79
NET EARNINGS	34,237	26,884	54,493	37,688
OTHER COMPREHENSIVE LOSS	(807)	(526)	(365)	(1,529)
COMPREHENSIVE INCOME	33,430	26,358	54,128	36,159
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(235)	(636)	(1,081)	(1,133)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$33,195	$25,722	$53,047	$35,026

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 27, 2014	$19,984	$162,483	$502,334	$1,348	$(455)	$13,866	$699,560
Net earnings			36,138			1,550	37,688
Foreign currency translation adjustment				(1,121)		(408)	(1,529)
Noncontrolling interest associated with business acquisitions						1,019	1,019
Distributions to noncontrolling interest						(1,250)	(1,250)
Purchases of noncontrolling interest						(1,256)	(1,256)
Dividends $0.400 per share			(8,050)				(8,050)
Issuance of 21,224 shares under employee stock plans	21	703					724
Issuance of 75,149 shares under stock grant programs	75	1,780					1,855
Issuance of 53,508 shares under deferred compensation plans	54	(54)					—
Repurchase of 1,513 shares	(1)		(76)		77		—
Tax benefits from non-qualified stock options exercised		121					121
Expense associated with share-based compensation arrangements		874					874
Accrued expense under deferred compensation plans		2,955					2,955
Payments received on employee stock notes receivable					101		101
Balance at June 27, 2015	$20,133	$168,862	$530,346	$227	$(277)	$13,521	$732,812
Balance at December 26, 2015	20,142	171,562	565,636	(4,585)	—	13,654	766,409
Net earnings			52,611			1,882	54,493
Foreign currency translation adjustment				250		(801)	(551)
Unrealized gain (loss) on investment & foreign currency				186			186
Distributions to noncontrolling interest						(1,731)	(1,731)
Purchases of noncontrolling interest		855				(1,955)	(1,100)
Dividends $0.420 per share			(8,529)				(8,529)
Issuance of 3,708 shares under employee stock plans	3	287					290
Issuance of 114,132 shares under stock grant programs	114	5,134					5,248
Issuance of 47,914 shares under deferred compensation plans	48	(48)					—
Expense associated with share-based compensation arrangements		977					977
Accrued expense under deferred compensation plans		3,943					3,943
Balance at June 25, 2016	$20,307	$182,710	$609,718	$(4,149)	$—	$11,049	$819,635
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$54,493	$37,688
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	19,178	18,406
Amortization of intangibles	1,285	1,888
Expense associated with share-based compensation arrangements	977	874
Excess tax benefits from share-based compensation arrangements	—	(33)
Expense associated with stock grant plans	70	53
Deferred income taxes	55	3
Equity in earnings of investee	(192)	(195)
Net loss (gain) on disposition and impairment of assets	50	(162)
Changes in:
Accounts receivable	(95,198)	(104,929)
Inventories	7,564	9,806
Accounts payable and cash overdraft	31,320	45,798
Accrued liabilities and other	20,439	27,625
NET CASH FROM OPERATING ACTIVITIES	40,041	36,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,269)	(27,756)
Proceeds from sale of property, plant and equipment	309	1,085
Acquisitions, net of cash received	(1,682)	(2,584)
Purchase of remaining noncontrolling interest of subsidiary	(1,100)	(1,256)
Advances of notes receivable	(2,946)	(3,083)
Collections on notes receivable	3,731	7,059
Purchases of investments	(3,571)	—
Proceeds from sale of investments	901	—
Cash restricted as to use	(323)	(305)
Other, net	(736)	(58)
NET CASH USED IN INVESTING ACTIVITIES	(29,686)	(26,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	3,162	259,734
Repayments under revolving credit facilities	(3,210)	(235,993)
Proceeds from issuance of common stock	290	724
Distributions to noncontrolling interest	(1,731)	(1,250)
Dividends paid to shareholders	(8,529)	(8,050)
Repurchase of common stock	—	(77)
Other, net	(15)	24
NET CASH (USED IN) FROM FINANCING ACTIVITIES	(10,033)	15,112
Effect of exchange rate changes on cash	(561)	(280)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(239)	24,756
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,756	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,517	$24,756
SUPPLEMENTAL INFORMATION:
Interest paid	$2,220	$2,430
Income taxes paid	19,789	1,375
NON-CASH INVESTING ACTIVITIES
Notes receivable exchanged for property	—	389
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	3,375	2,728
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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the June 27, 2015 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	June 25, 2016			June 27, 2015
(in thousands)	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total
Money market funds	$65	$506	$571	$6,162	$—	$6,162
Fixed income funds	1,935	2,383	4,318	—	—	—
Equity securities	4,944	—	4,944	—	—	—
Mutual funds:
Domestic stock funds	756	—	756	250	—	250
International stock funds	69	—	69	71	—	71
Target funds	231	—	231	240	—	240
Bond funds	199	—	199	173	—	173
Total mutual funds	1,255	—	1,255	734	—	734
Assets at fair value	$8,199	$2,889	$11,088	$6,896	$—	$6,896

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

We did not maintain any Level 3 assets or liabilities at June 25, 2016 or June 27, 2015.

UNIVERSAL FOREST PRODUCTS, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. ("Ardellis"), maintains an investment portfolio, totaling $9.7 million as of June 25, 2016, consisting of mutual funds, domestic and international stocks, and fixed income bonds.

Ardellis' available for sale investment portfolio consists of the following:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$4,283	$32	$4,315
Equity	4,751	193	4,944
Mutual Funds	$481	$—	$481
Total	$9,515	$225	$9,740

Our Fixed Income investments consist of short, intermediate, and long term bonds, as well as fixed blend bonds. Within the fixed income investments, we maintain a specific mixture of US treasury notes, US agency mortgage backed securities, private label mortgage backed securities, and various corporate securities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effect unrealized gain was $225 thousand. Carrying amounts above are recorded in the investments line item within the balance sheet as of June 25, 2016. During 2016, Ardellis investments reported a net realized loss of 26 thousand, which was recorded in interest income on the statement of earnings.

C.	REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment.  In certain circumstances, the customer takes title when the shipment arrives at the destination.  However, our shipping process is typically completed the same day.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations.  Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs.  Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units.  Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known.  Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue decreased to approximately $30.9 million, during the second quarter of 2016, from $33.9 million during the same period of 2015. Construction contract revenue was approximately $61.4 million and $58.7 million through the first six months of 2016 and 2015, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 25, 2016	December 26, 2015	June 27, 2015
Cost and Earnings in Excess of Billings	$2,835	$3,624	$4,842
Billings in Excess of Cost and Earnings	5,407	4,978	3,347

D.	EARNINGS PER SHARE

UNIVERSAL FOREST PRODUCTS, INC.

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator:
Net earnings attributable to controlling interest	$33,398	$25,976	$52,611	$36,138
Adjustment for earnings allocated to non-vested restricted common stock	(557)	(347)	(816)	(462)
Net earnings for calculating EPS	$32,841	$25,629	$51,795	$35,676
Denominator:
Weighted average shares outstanding	20,387	20,198	20,335	20,147
Adjustment for non-vested restricted common stock	(340)	(270)	(315)	(258)
Shares for calculating basic EPS	20,047	19,928	20,020	19,889
Effect of dilutive stock options	31	33	31	33
Shares for calculating diluted EPS	20,078	19,961	20,051	19,922
Net earnings per share:
Basic	$1.64	$1.29	$2.59	$1.79
Diluted	$1.64	$1.28	$2.58	$1.79

No options were excluded from the computation of diluted EPS for the quarters ended June 25, 2016 or June 27, 2015.

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

On a consolidated basis, we have reserved approximately $3.4 million on June 25, 2016 and June 27, 2015, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the Environmental Protection Agency.  The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on June 25, 2016.

In February 2014, one of our operations was served with a federal grand jury subpoena from the Southern District of New York.  The subpoena was issued in connection with an investigation being conducted by the US Attorney's Office for the Southern District of New York. The subpoena requested documents relating to a developer and construction projects for which our operation had provided materials and labor.  Following receipt of the subpoena, the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct an internal investigation and respond to the subpoena. The Company cooperated in all respects with the US Attorney's Office, complied with this subpoena and voluntarily provided additional information. As a result of the internal investigation, in April 2014, two Company employees were terminated

UNIVERSAL FOREST PRODUCTS, INC.

for violating the Company’s Code of Conduct and Business Ethics.  In May 2015, those ex-employees were indicted by the grand jury. In April 2016, one of the two former employees pled guilty to four of the charges included in the indictment. In May 2016, the other former employee was found guilty by a jury on four of the charges included in the indictment. The Company has not been named as a target and continues to cooperate with the US Attorney's Office in this matter; however, because of the duration and unique nature of this proceeding, any potential, adverse financial implications to the Company are uncertain.

In addition, on June 25, 2016, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 25, 2016, we had outstanding purchase commitments on commenced capital projects of approximately $19.0 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of June 25, 2016 we had no outstanding payment and performance bonds for open projects.  We had approximately $1.7 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 25, 2016, we had outstanding letters of credit totaling $25.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

We are required to provide irrevocable letters of credit in favor of the bond trustees for all industrial development revenue bonds that have been issued.  These letters of credit guarantee principal and interest payments to the bondholders.  We currently have irrevocable letters of credit outstanding totaling approximately $9.8 million related to our outstanding industrial development revenue bonds.  These letters of credit have varying terms but may be renewed at the option of the issuing banks.

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

We did not enter into any new guarantee arrangements during the second quarter of 2016 which would require us to recognize a liability on our balance sheet.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2016 and 2015 which were accounted for using the purchase method (in thousands):

UNIVERSAL FOREST PRODUCTS, INC.

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
Packnet Ltd (“Packnet”)	November 24, 2014 (majority interest) April 15, 2016 (minority interest)	$9,383 cash paid for asset purchase	$7,885	$1,498	West	A supplier of industrial packaging and services based in Eagan, MN. Packnet had annual sales of $9.6 million.
Capital Components & Millwork, Inc. ("CCM")	April 15, 2016	$1,682 cash paid for asset purchase $205 assumed liability	$—	$1,887	North	A producer of doors and trim for customers in the greater Washington, D.C., metro area and Virginia. CCM had approximately $16.6 million in annual sales.
Rapid Wood Mfg., LLC (“Rapid Wood”)	February 2, 2015	$1,638 cash paid for asset purchase	$789	$849	West	A supplier of lumber products to the region’s manufactured housing and recreational vehicle industries based in Caldwell, Idaho. Rapid Wood had annual sales of $3.5 million in 2015.
Integra Packaging Proprietary, Ltd (“Integra Packaging”)	January 16, 2015	$1,102 cash paid for 51.94% stock purchase	$1,406 (The Company portion of Intangible Assets $730 or 51.94%)	$715 (The Company portion of Net Tangible Assets $372 or 51.94%)	All Other	An Australian-based manufacturer and distributor of industrial wood specialty packaging products. Integra Packaging had annual sales of $7.6 million in 2015.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2016.

G.	SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in our North, South, and West divisions. The exceptions to this geographic reporting and management structure are (a) the Company's Alternative Materials Division, which offers a portfolio of non-wood products and distributes those products nation-wide and (b) the Company's distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry and is accounted for as a reporting unit within the North segment.

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

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended June 25, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$288,185	194,425	$326,619	$62,864	$—	$872,093
Intersegment net sales	14,638	9,860	21,015	6,535	—	52,048
Segment operating profit	19,136	13,794	21,153	6,021	(6,439)	53,665

	Three Months Ended June 27, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$281,333	185,497	$309,511	$61,830	$—	$838,171
Intersegment net sales	14,510	7,604	15,476	4,566	—	42,156
Segment operating profit	16,394	7,997	18,272	2,997	(1,472)	44,188

	Six Months Ended June 25, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$490,910	359,524	$604,207	$99,603	$—	$1,554,244
Intersegment net sales	27,752	19,051	43,271	11,985	—	102,059
Segment operating profit (loss)	28,425	25,930	38,472	8,582	(15,834)	85,575

	Six Months Ended June 27, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$460,832	349,692	$567,090	$93,581	$—	$1,471,195
Intersegment net sales	24,319	14,803	25,102	8,463	—	72,687
Segment operating profit	19,105	13,999	28,790	1,850	(1,693)	62,051

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.3% in the second quarter of 2016 compared to 37.4% for same period of 2015.  Our effective tax rate was 35.0% in the first six months of 2016 compared to 37.0% in 2015, primarily due to the extension of the research & development tax credit along with other credits that Congress did not extend until the end of 2015, which are not reflected in the 2015 second quarter and first six month's tax rates.

I.	SUBSEQUENT EVENTS

Subsequent to our financial statement close date of June 25, 2016 and prior to our filing date of July 27, 2016, we completed the acquisition of Idaho Western Inc., for approximately $11 million. Idaho Western Inc. had $21 million in 2015 annual sales and supplies customers in the Northwest with products ranging from lumber and plywood to siding and doors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three markets: retail, industrial, and construction.

UNIVERSAL FOREST PRODUCTS, INC.

Founded in 1955, the Company is headquartered in Grand Rapids, Mich., with affiliates throughout North America and Australia. For more about Universal Forest Products, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2016 results.

OVERVIEW

Our results for the second quarter of 2016 were impacted by the following:

•
Our gross sales increased by 4% compared to the second quarter of 2015, which was comprised of a 3% increase in unit sales and a 1% increase in selling prices due to the commodity lumber market (See Historical Lumber Prices).  Our unit sales increased to the retail and construction markets and more than offset a decline in unit sales to the industrial market.

•
Our operating profits increased by over 21%, and our operating profit as a percentage of net sales increased to 6.2% from 5.3%, comparing the second quarter of 2016 and 2015, respectively. These improvements primarily resulted from a combination of organic unit sales growth and leveraging fixed costs, favorable improvements in product sales mix, and opportunistic buying resulting in lower lumber costs relative to our selling prices in certain product lines.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

UNIVERSAL FOREST PRODUCTS, INC.

	Random Lengths Composite Average $/MBF
	2016	2015
January	$316	$375
February	310	358
March	321	336
April	345	334
May	356	315
June	353	328

Second quarter average	$351	$326
Year-to-date average	$334	$341

Second quarter percentage change	7.7%
Year-to-date percentage change	(2.1)%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Our purchases of this species comprises approximately 46% and 45% of total lumber purchases through the first six months of 2016 and 2015, respectively.

	Random Lengths SYP Average $/MBF
	2016	2015
January	$358	$408
February	357	399
March	366	393
April	389	400
May	397	368
June	382	354

Second quarter average	$389	$374
Year-to-date average	$375	$387

Second quarter percentage change	4.0%
Year-to-date percentage change	(3.1)%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide.  As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Our material costs as a percentage of sales were 66.9% and 69.8% as of June 25, 2016, and June 27, 2015, respectively, and lumber comprises approximately 59% of material costs.

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

•
Products with fixed selling prices.  These products include value-added products such as deck components and fencing sold to retail customers, as well as trusses, wall panels and other components sold to the construction market, and most industrial packaging products.  Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity.  In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers for these sales commitments.  Also, the time period and quantity limitations generally allow us to re-price our products for changes in lumber costs from our suppliers.

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

BUSINESS COMBINATIONS

We completed one business acquisition during the first six months of 2016 and two during all of 2015. The annual revenue attributable to the acquisitions completed in 2016 and 2015 was approximately $16.6 million and $11.1 million, respectively. These business combinations were not significant to our operating results individually or in aggregate and thus pro forma results for 2015 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, "Business Combinations" for additional information.

UNIVERSAL FOREST PRODUCTS, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.9	86.6	84.9	87.0
Gross profit	15.1	13.4	15.1	13.0
Selling, general, and administrative expenses	8.9	8.2	9.6	8.8
Net gain on disposition and impairment of assets	—	—	—	—
Earnings from operations	6.2	5.3	5.5	4.2
Other expense (income), net	0.1	0.2	0.1	0.2
Earnings before income taxes	6.1	5.1	5.4	4.0
Income taxes	2.1	2.0	1.9	1.5
Net earnings	3.9	3.2	3.5	2.6
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.8%	3.1%	3.4%	2.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers; engineered wood components, structural lumber, and other products for manufactured housing, residential and commercial construction; and specialty wood packaging, components and packing materials for various industries.  Our long-term sales objectives include:

•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the commercial construction market, increasing our sales of engineered wood components and complimentary products for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

•	Expanding geographically in our core businesses, domestically and internationally.

•
Increasing sales of “value-added” products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber, which comprises approximately 20% of our total sales, is not presently included in value-added sales.

•
Developing new products and expanding our product offering for existing customers.  New product sales were $91.2 million in the second quarter of 2016 compared to $83.6 million during the second quarter of 2015.  New product sales year-to-date for 2016 and 2015 were $160.7 million and $135.6 million, respectively. Certain prior year product reclassifications resulted in an increase in new product sales in 2015.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

UNIVERSAL FOREST PRODUCTS, INC.

(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 25, 2016	June 27, 2015	% Change	June 25, 2016	June 27, 2015	% Change
Retail	$406,738	$378,357	7.5	$677,481	$609,804	11.1
Industrial	231,388	238,372	(2.9)	435,632	448,388	(2.8)
Construction	249,261	234,112	6.5	468,138	434,418	7.8
Total Gross Sales	887,387	850,841	4.3	1,581,251	1,492,610	5.9
Sales Allowances	(15,294)	(12,670)	20.7	(27,007)	(21,415)	26.1
Total Net Sales	$872,093	$838,171	4.0	$1,554,244	$1,471,195	5.6

Note: During 2016, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the second quarter of 2016 increased over 4% compared to the same period of 2015, due to a 3% increase in unit sales and a 1% increase in selling prices primarily due to the Lumber Market.

Gross sales in the first six months of 2016 increased 6% compared to the same period of 2015, due to a 7% increase in unit sales offset by a 1% decrease in overall selling prices primarily due to the Lumber Market.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased 7.5% in the second quarter of 2016 compared to the same period of 2015, due to a 5% increase in unit sales and a 3% increase in selling prices.  Within this market, sales to our big box customers increased over 8% and sales to other retailers increased almost 6%. Our retail customers have benefited from improving consumer demand, as evidenced by their reported increases in same store sales. In addition, we gained market share with certain customers and increased our sales of new products with these customers. Our rate of unit sales growth declined from our first quarter to our second quarter in 2016, which we believe was due to the impact of favorable weather early in the year driving demand.

Gross sales to the retail market increased by over 11% in the first six months of 2016 compared to the same period of 2015, due to a 10% increase in unit sales and a 1% increase in overall selling prices.  Within this market, sales to our big box customers increased over 12% while our sales to other retailers increased 9% due to the same factors discussed above.

Industrial:

Gross sales to the industrial market decreased approximately 3% in the second quarter of 2016 compared to the same period of 2015, resulting from a 2% decrease in unit sales and a 1% decrease in selling prices. We believe that demand of our existing customers has softened in 2016 as evidenced by a reported decline in U.S. industrial production due, in part, to a strong U.S. dollar and reduction of exports. In addition, we have been more selective in the business that we pursue by being more focused on higher margin value-added products.

Gross sales to the industrial market decreased approximately 3% in the first six months of 2016 compared to the same period of 2015, due to a 1% increase in unit sales offset by a 4% decrease in selling prices. The overall decrease was primarily due to the same factors discussed above.

Construction:

Gross sales to the construction market increased over 6% in the second quarter of 2016 compared to 2015.  The increase was due to a 5% increase in unit sales and a 1% increase in our selling prices.  Our increase in unit sales was driven by a 10% increase to residential construction customers, a 4% increase to commercial construction customers, offset by a 1% decrease to manufactured housing customers. By comparison (and based upon various industry publications):

•	Non-residential construction activity in April and May increased approximately 1.6%.

•	National housing starts increased approximately 6.7% in the period from March through May 2016 (our sales trail housing starts by about a month) compared to the same period of 2015.

•	Production of HUD-code homes in April and May 2016 were up 13.3% compared to 2015.

•	Modular home production increased by 11.7% in the first quarter of 2016 compared to the same period in 2015.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the construction market increased approximately 8% in the first six months of 2016 compared to the same period of 2015, due to a 9% increase in unit sales, offset by a 1% decrease in selling prices. Our increase in unit sales was primarily due to the same reasons discussed above.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Value-Added	60.3%	59.4%	60.6%	58.7%
Commodity-Based	39.7%	40.6%	39.4%	41.3%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin increased to 15.1% from 13.4% comparing the second quarter of 2016 to the same period of 2015.  Our gross profit dollars increased by $19.0 million, or 16.9%, which compares favorably to our 3% increase in unit sales.  The improvement in our profitability in the second quarter of 2016 was attributable to the following factors:

•	$2.1 million of our gross profit increase was due to unit sales growth and a slight improvement in margin on sales to our residential construction customers.

•	$11.4 million of our gross profit increase was attributable to our unit sales growth to the retail market and an improvement in margin on these sales due, in part, to new products.

•
$2.5 million of our gross profit improvement was due to margin improvements on our sales to the industrial market resulting from improvements in our sales mix of more value-added products and lower lumber costs from opportunistic buying relative to our selling prices.

Our gross profit margin increased to 15.1% from 13.0% comparing the first six months of 2016 to the same period of 2015.  Our gross profit dollars increased by $42.2 million, or 22.0%, which compares favorably to our 7% increase in unit sales. This improvement is primarily due to the same factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $9.3 million, or 13.6%, in the second quarter of 2016 compared to the same period of 2015, while we reported a 3% increase in unit sales.  The increase in SG&A was primarily due to a $2.9 million increase in compensation and benefit costs, a $4.2 million increase in incentive and accrued bonus compensation resulting from an improvement in our profitability, and several other smaller increases driven, in part, by our unit sales growth.

Selling, general and administrative ("SG&A") expenses increased by approximately $18.5 million, or 14.2%, in the first six months of 2016 compared to the same period of 2015, while we reported a 7% increase in unit sales.  SG&A expenses were impacted in the first six months of 2016 by the same factors discussed above.

Our "core" SG&A expenses, excluding accrued bonus expense, were $62.4 million and $64.2 million in the first and second quarters of 2016, respectively.

INTEREST, NET

Net interest costs were lower in the second quarter of 2016 compared to the same period of 2015, due to lower debt levels in 2016.

INCOME TAXES

UNIVERSAL FOREST PRODUCTS, INC.

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 35.3% in the second quarter of 2016 compared to 37.4% for same period of 2015.  Our effective tax rate was 35.0% in the first six months of 2016 compared to 37.0% in 2015, primarily due to the extension of the research & development tax credit along with other credits that Congress did not extend until the end of 2015, which are not reflected in the 2015 second quarter and first six month's tax rates.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Earnings from Operations
(in thousands)	Three Months Ended				Three Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
North	$288,185	$281,333	$6,852	2.4%	$19,136	$16,394	$2,742	16.7%
South	194,425	185,497	8,928	4.8%	13,794	7,997	5,797	72.5%
West	326,619	309,511	17,108	5.5%	21,153	18,272	2,881	15.8%
All Other	62,864	61,830	1,034	1.7%	6,021	2,997	3,024	100.9%
Corporate[1]	—	—	—		(6,439)	(1,472)	(4,967)	(337)%
Total	$872,093	$838,171	$33,922	4.0%	$53,665	$44,188	$9,477	21.4%

	Net Sales				Earnings from Operations
(in thousands)	Six Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
North	$490,910	$460,832	$30,078	6.5%	$28,425	$19,105	$9,320	48.8%
South	359,524	349,692	9,832	2.8%	25,930	13,999	11,931	85.2%
West	604,207	567,090	37,117	6.5%	38,472	28,790	9,682	33.6%
All Other	99,603	93,581	6,022	6.4%	8,582	1,850	6,732	363.9%
Corporate[1]	—	—	—		(15,834)	(1,693)	(14,141)	(835.3)%
Total	$1,554,244	$1,471,195	$83,049	5.6%	$85,575	$62,051	$23,524	37.9%

1Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense. During the first six months of 2015, Corporate had a more significant over allocation of costs.

North

	North Segment by Market
(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 25, 2016	June 27, 2015	% Change	June 25, 2016	June 27, 2015	% Change
Retail	$152,643	$147,755	3.3	$237,447	$214,715	10.6
Industrial	32,003	33,523	(4.5)	60,986	63,003	(3.2)
Construction	109,739	105,600	3.9	202,004	191,114	5.7
Total Gross Sales	294,385	286,878	2.6	500,437	468,832	6.7
Sales Allowances	(6,200)	(5,545)	11.8	(9,527)	(8,000)	19.1
Total Net Sales	$288,185	$281,333	2.4	$490,910	$460,832	6.5

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the North reportable segment increased in the second quarter of 2016 compared to 2015 due to increases in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the North reportable segment increased in the second quarter of 2016 by $2.7 million, or 16.7%, due to the growth in our sales to retail and construction customers and margin improvements achieved due to a more favorable product sales mix, a decline in lumber costs on products we sell with fixed selling prices to industrial customers, and being more selective in the business we pursue as we focus on higher margin, value-added products. These improvements were offset by a 9.4% increase in our SG&A expenses from 2015 to 2016.

Net sales attributable to the North reportable segment increased in the first six months of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the North reportable segment increased in the first six months of of 2016 by $9.3 million, or 48.8%, due to the growth in our sales to retail and construction customers and margin improvements due to the same factors discussed above. These improvements were offset by a 9.0% increase in our SG&A expenses from 2015 to 2016.

South

	South Segment by Market
(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 25, 2016	June 27, 2015	% Change	June 25, 2016	June 27, 2015	% Change
Retail	$92,123	$87,120	5.7%	$163,982	$157,934	3.8%
Industrial	65,162	66,830	(2.5)%	125,249	131,028	(4.4)%
Construction	41,180	35,038	17.5%	77,432	66,995	15.6%
Total Gross Sales	198,465	188,988	5.0%	366,663	355,957	3.0%
Sales Allowances	(4,040)	(3,491)	15.7%	(7,139)	(6,265)	14.0%
Total Net Sales	$194,425	$185,497	4.8%	$359,524	$349,692	2.8%

Net sales attributable to the South reportable segment increased in the second quarter of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the South reportable segment increased in the second quarter of 2016 by $5.8 million, or 72.5%, due to the growth in our sales to retail and construction customers and margin improvements resulting from improvements in our sales mix of more higher margin, value-added products.

Net sales attributable to the South reportable segment increased in the first six months of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the South reportable segment increased in the first six months of of 2016 by $11.9 million, or 85.2%, due to the growth in our sales to retail and construction customers and margin improvements due to the same factors discussed above.

West

UNIVERSAL FOREST PRODUCTS, INC.

	West Segment by Market
(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 25, 2016	June 27, 2015	% Change	June 25, 2016	June 27, 2015	% Change
Retail	$114,216	$98,534	15.9%	$199,495	$170,081	17.3%
Industrial	118,786	121,351	(2.1)%	224,304	227,721	(1.5)%
Construction	98,339	93,472	5.2%	188,702	176,308	7.0%
Total Gross Sales	331,341	313,357	5.7%	612,501	574,110	6.7%
Sales Allowances	(4,722)	(3,846)	22.8%	(8,294)	(7,020)	18.1%
Total Net Sales	$326,619	$309,511	5.5%	$604,207	$567,090	6.5%

Net sales attributable to the West reportable segment increased in the second quarter of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the West reportable segment increased in the second quarter of 2016 by $2.9 million, or 15.8%, due to the growth in our sales to retail and construction customers and margin improvements. Our margin improved due to a more favorable product sales mix, a decline in lumber costs on products we sell with fixed selling prices to our industrial customers, and being more selective in the business we pursue as we focus on higher margin, value-added products. These improvements were offset by a 6.5% increase in SG&A expenses.

Net sales attributable to the West reportable segment increased in the first six months of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the West reportable segment increased in the first six months of of 2016 by $9.7 million, or 33.6%, due to the growth in our sales to retail and construction customers and margin improvements due to the same factors discussed above. These improvements were offset by a 8.4% increase in SG&A expenses during the first six months of 2016.

All Other

	All Other Segment by Market
(in thousands)	Three Months Ended			Six Months Ended
Market Classification	June 25, 2016	June 27, 2015	% Change	June 25, 2016	June 27, 2015	% Change
Retail	$47,756	$44,949	6.2%	$76,557	$67,074	14.1%
Industrial	15,437	16,668	(7.4)%	25,093	26,636	(5.8)%
Construction	3	2	50.0%	—	1	(100.0)%
Total Gross Sales	63,196	61,619	2.6%	101,650	93,711	8.5%
Sales Allowances	(332)	211	(257.3)%	(2,047)	(130)	1,474.6%
Total Net Sales	$62,864	$61,830	1.7%	$99,603	$93,581	6.4%

Net sales attributable to the All Other reportable segment increased in the second quarter of 2016 compared to 2015 due to a $2.8 million increase in sales to our retail market by our Consumer Products reporting unit, offset by a $1.2 million decrease in sales to our industrial customers by our Australian and Mexican subsidiaries.

Earnings from operations for the All Other reportable segment increased in the second quarter of 2016 by $3.0 million due to the growth in our sales to retail customers, margin improvements, and a decline in SG&A. Margin improvements were achieved through selective timing of raw material purchases, production efficiencies, and a decline in freight costs. SG&A expenses for the quarter decreased by 10.0% primarily due to gained integration efficiencies by our Australian subsidiary.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the All Other reportable segment increased in the first six months of 2016 compared to 2015 due to a $9.5 million increase in sales to our retail market by our Consumer Products operations, offset by a $1.5 million decrease in sales to our industrial customers by our Australian and Mexican subsidiaries.

Earnings from operations for the All Other reportable segment increased in the first six months of of 2016 by $6.7 million due to the same factors discussed above.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash from operating activities	$40,041	$36,822
Cash used in investing activities	(29,686)	(26,898)
Cash (used in) from financing activities	(10,033)	15,112
Effect of exchange rate changes on cash	(561)	(280)
Net change in cash and cash equivalents	(239)	24,756
Cash and cash equivalents, beginning of period	87,756	—
Cash and cash equivalents, end of period	$87,517	$24,756

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

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to August. Consequently, our working capital increases during our first and second quarter resulting in negative or modest cash flows from operations during those periods. Conversely, we experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 48 days in the first six months of 2016 from 56 days in the first six months of 2015.

	Six Months Ended
	June 25, 2016	June 27, 2015
Days of sales outstanding	$31	$31
Days supply of inventory	38	46
Days payables outstanding	(21)	(21)
Days in cash cycle	48	56

Improvements in our days supply of inventory in 2016 was due, in part, to strong customer demand and certain improvements in inventory management. During the first six months of 2015 we carried higher levels of safety stock inventory due to inclement

UNIVERSAL FOREST PRODUCTS, INC.

weather early in the year and expected industry transportation challenges. The 17% improvement in our days supply of inventory during the first six months of 2016 was due, in part, to strong customer demand, particularly in our retail market which typically requires a greater investment in inventory than our other markets, and certain improvements in inventory management. Each of our operating segments achieved significant improvements in their days supply of inventory. Our North, West, and South segments improved their days supply of inventory by 15%, 19%, and 16%, respectively, through the first six months of 2016.

In the first six months of 2016, our cash flows from operating activities was $40.0 million, which was comprised of net earnings of $54.5 million and $21.4 million of non-cash expenses, offset by a $35.9 million seasonal increase in working capital since the end of December 2015. The increase in our working capital primarily consisted of a 43% increase in our accounts receivable, since the end of December 2015, due to higher sales levels in June of 2016 compared to December 2015, offset by a 33% increase on our accounts payable, since the end of December 2015, due to a higher level of purchases in June 2016 compared to December 2015 as we prepared for our primary selling season.

Purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2016 and totaled $24.3 million.  We currently plan to spend $70 to $75 million in 2016 on these and similar capital items.  Outstanding purchase commitments on existing capital projects totaled approximately $19.0 million on June 25, 2016.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Additionally, the Company continues to evaluate businesses to acquire that are complimentary to our existing Retail, Industrial, and Construction businesses, as well as new businesses that offer attractive growth and return on investment opportunities. Our current objective is to deploy approximately $100 million to $200 million of capital in 2016 to fund acquisitions. While a variety of factors beyond our control impact our ability to achieve this goal, we are actively evaluating and considering a number of targeted acquisition opportunities.

Cash flows from financing activities primarily consisted of $8.5 million for dividends paid in June at $0.42 per share and $1.7 million of distributions to our partners that own a non-controlling interest in certain of our subsidiaries.

On June 25, 2016, we had no outstanding balance on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on June 25, 2016, thus, we have $285 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under a "shelf agreement" for long term debt with a current lender. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on June 25, 2016.

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

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 25, 2016 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended June 25, 2016, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION
Item 1A.  Risk Factors.

None.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
March 27 - April 30, 2016				2,869,603
May 1 - May 28, 2016				2,869,603
May 29 – June 25, 2016				2,869,603

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: July 27, 2016	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: July 27, 2016	By:	/s/ Michael R. Cole
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