Form 10-Q
period 2016-09-24
UNIVERSAL FOREST PRODUCTS INC
filed 2016-10-27
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 24, 2016
Common stock, no par value	20,330,939

UNIVERSAL FOREST PRODUCTS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.	Page No.

Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets at September 24, 2016, December 26, 2015 and September 26, 2015.	3

	Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Nine Months Ended September 24, 2016 and September 26, 2015.	4

	Consolidated Condensed Statements of Shareholders’ Equity for the Nine Months Ended September 24, 2016 and September 26, 2015.	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 24, 2016 and September 26, 2015.	6

	Notes to Unaudited Consolidated Condensed Financial Statements.	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings – NONE.

Item 1A.	Risk Factors – NONE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults upon Senior Securities – NONE.

Item 4.	Mine Safety Disclosures – NONE.

Item 5.	Other Information – NONE.

Item 6.	Exhibits.	26

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)
	September 24, 2016	December 26, 2015	September 26, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,683	$87,756	$55,373
Restricted cash	909	586	1,139
Investments	10,453	6,743	5,955
Accounts receivable, net	343,771	222,964	273,737
Inventories:
Raw materials	180,740	168,548	161,519
Finished goods	189,188	136,370	126,690
Total inventories	369,928	304,918	288,209
Refundable income taxes	7,407	7,784	201
Deferred income taxes	—	—	6,257
Other current assets	21,636	17,481	16,654
TOTAL CURRENT ASSETS	790,787	648,232	647,525
DEFERRED INCOME TAXES	2,416	1,312	1,091
OTHER ASSETS	8,757	8,298	7,843
GOODWILL	207,832	180,990	182,394
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	14,014	15,357	16,195
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	717,287	628,045	631,028
Less accumulated depreciation and amortization	(432,796)	(376,895)	(376,498)
PROPERTY, PLANT AND EQUIPMENT, NET	284,491	251,150	254,530
TOTAL ASSETS	$1,310,637	$1,107,679	$1,111,918
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$13,940	$—	$—
Accounts payable	137,979	95,041	101,117
Accrued liabilities:
Compensation and benefits	99,549	78,877	77,290
Other	57,104	29,112	35,060
Current portion of long-term debt	1,584	1,145	834
TOTAL CURRENT LIABILITIES	310,156	204,175	214,301
LONG-TERM DEBT	110,362	84,750	84,722
DEFERRED INCOME TAXES	14,066	23,838	30,919
OTHER LIABILITIES	28,963	28,507	25,838
TOTAL LIABILITIES	463,547	341,270	355,780
SHAREHOLDERS' EQUITY:
Controlling interest shareholders' equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 40,000,000; issued and outstanding, 20,330,939, 20,141,709, and 20,133,427.	20,331	20,142	20,133
Additional paid-in capital	183,962	171,562	170,324
Retained earnings	637,536	565,636	555,193
Accumulated other comprehensive income	(4,854)	(4,585)	(1,560)
Total controlling interest shareholders' equity	836,975	752,755	744,090
Noncontrolling interest	10,115	13,654	12,048
TOTAL SHAREHOLDERS' EQUITY	847,090	766,409	756,138
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,310,637	$1,107,679	$1,111,918
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
NET SALES	$826,665	$762,275	$2,380,909	$2,233,470
COST OF GOODS SOLD	708,611	651,569	2,028,629	1,930,739
GROSS PROFIT	118,054	110,706	352,280	302,731
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	74,457	67,951	223,059	198,087
NET LOSS ON DISPOSITION AND IMPAIRMENT OF ASSETS	45	230	94	68
EARNINGS FROM OPERATIONS	43,552	42,525	129,127	104,576
INTEREST EXPENSE	1,096	1,060	3,274	3,615
INTEREST INCOME	(119)	(47)	(431)	(214)
EQUITY IN EARNINGS OF INVESTEE	(50)	(89)	(241)	(283)
	927	924	2,602	3,118
EARNINGS BEFORE INCOME TAXES	42,625	41,601	126,525	101,458
INCOME TAXES	13,861	14,718	43,268	36,887
NET EARNINGS	28,764	26,883	83,257	64,571
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(945)	(1,327)	(2,828)	(2,876)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$27,819	$25,556	$80,429	$61,695
EARNINGS PER SHARE - BASIC	$1.36	$1.26	$3.95	$3.06
EARNINGS PER SHARE - DILUTED	$1.36	$1.26	$3.94	$3.06
NET EARNINGS	28,764	26,883	83,257	64,571
OTHER COMPREHENSIVE LOSS	(1,156)	(2,578)	(1,521)	(4,206)
COMPREHENSIVE INCOME	27,608	24,305	81,736	60,365
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(495)	(445)	(1,576)	(1,578)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$27,113	$23,860	$80,160	$58,787

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehen- sive Earnings	Employees Stock Notes Receivable	Noncontrolling Interest	Total
Balance at December 27, 2014	$19,984	$162,483	$502,334	$1,348	$(455)	$13,866	$699,560
Net earnings			61,695			2,876	64,571
Foreign currency translation adjustment				(2,809)		(1,298)	(4,107)
Unrealized gain (loss) on investment				(99)			(99)
Noncontrolling interest associated with business acquisitions						1,019	1,019
Distributions to noncontrolling interest						(3,159)	(3,159)
Purchases of noncontrolling interest						(1,256)	(1,256)
Cash Dividends $0.400 per share			(8,050)				(8,050)
Issuance of 28,276 shares under employee stock plans	28	933					961
Issuance of 75,408 shares under stock grant programs	76	1,811					1,887
Issuance of 58,905 shares under deferred compensation plans	59	(59)					—
Repurchase of 13,613 shares	(14)		(786)		304		(496)
Tax benefits from non-qualified stock options exercised		186					186
Expense associated with share-based compensation arrangements		1,351					1,351
Accrued expense under deferred compensation plans		3,619					3,619
Payments received on employee stock notes receivable					151		151
Balance at September 26, 2015	$20,133	$170,324	$555,193	$(1,560)	$—	$12,048	$756,138
Balance at December 26, 2015	20,142	171,562	565,636	(4,585)	—	13,654	766,409
Net earnings			80,429			2,828	83,257
Foreign currency translation adjustment				(620)		(1,252)	(1,872)
Unrealized gain (loss) on investment & foreign currency				351			351
Distributions to noncontrolling interest						(3,160)	(3,160)
Purchases of noncontrolling interest		855				(1,955)	(1,100)
Dividends $0.420 per share			(8,529)				(8,529)
Issuance of 5,195 shares under employee stock plans	5	390					395
Issuance of 133,293 shares under stock grant programs	133	5,143					5,276
Issuance of 50,742 shares under deferred compensation plans	51	(51)					—
Expense associated with share-based compensation arrangements		1,568					1,568
Accrued expense under deferred compensation plans		4,495					4,495
Balance at September 24, 2016	$20,331	$183,962	$637,536	$(4,854)	$—	$10,115	$847,090
See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83,257	$64,571
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	29,014	28,013
Amortization of intangibles	1,868	2,730
Expense associated with share-based compensation arrangements	1,568	1,351
Excess tax benefits from share-based compensation arrangements	—	(33)
Expense associated with stock grant plans	105	85
Deferred income taxes (credits)	(53)	(269)
Equity in earnings of investee	(241)	(283)
Net loss on disposition and impairment of assets	94	68
Changes in:
Accounts receivable	(69,357)	(76,723)
Inventories	21,683	51,068
Accounts payable and cash overdraft	35,026	10,864
Accrued liabilities and other	33,413	39,967
NET CASH FROM OPERATING ACTIVITIES	136,377	121,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,723)	(36,520)
Proceeds from sale of property, plant and equipment	516	2,382
Acquisitions, net of cash received	(66,615)	(2,584)
Repayments of debt of acquiree	(92,830)	—
Purchase of remaining noncontrolling interest of subsidiary	(1,100)	(1,256)
Advances of notes receivable	(5,400)	(4,403)
Collections on notes receivable	5,819	8,784
Purchases of investments	(4,468)	(5,955)
Proceeds from sale of investments	1,395	—
Cash restricted as to use	(323)	(734)
Other	(1,733)	180
NET CASH USED IN INVESTING ACTIVITIES	(200,462)	(40,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	52,479	297,354
Repayments under revolving credit facilities	(27,177)	(311,253)
Proceeds from issuance of common stock	396	960
Distributions to noncontrolling interest	(3,160)	(3,159)
Dividends paid to shareholders	(8,529)	(8,050)
Repurchase of common stock	—	(800)
Other	(28)	22
NET CASH FROM (USED IN) FINANCING ACTIVITIES	13,981	(24,926)
Effect of exchange rate changes on cash	(969)	(1,004)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,073)	55,373
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,756	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,683	$55,373
SUPPLEMENTAL INFORMATION:
Interest paid	$2,587	$2,834
Income taxes paid	43,384	25,304
NON-CASH INVESTING ACTIVITIES
Notes receivable exchanged for property	—	389
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	3,657	3,042
Property exchanged for notes receivable	—	300
Acquisition earnout adjustment prior to final purchase accounting	—	9,236
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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters.  For comparative purposes, we have included the September 26, 2015 balances in the accompanying unaudited consolidated condensed balance sheets.

B.	FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value.  Assets measured at fair value are as follows:

	September 24, 2016			September 26, 2015
(in thousands)	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Total
Money market funds	$64	$132	$196	$952	$—	$952
Fixed income funds	2,049	2,335	4,384	3,195	—	3,195
Equity securities	5,592	—	5,592	215	—	215
Mutual funds:
Domestic stock funds	760	—	760	2,625	—	2,625
International stock funds	70	—	70	223	—	223
Target funds	234	—	234	228	—	228
Bond funds	203	—	203	171	—	171
Total mutual funds	1,267	—	1,267	3,247	—	3,247
Assets at fair value	$8,972	$2,467	$11,439	$7,609	$—	$7,609

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

We did not maintain any Level 3 assets or liabilities at September 24, 2016 or September 26, 2015.

UNIVERSAL FOREST PRODUCTS, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. ("Ardellis"), maintains an investment portfolio, totaling $10.5 million as of September 24, 2016, consisting of mutual funds, domestic and international stocks, and fixed income bonds.

Ardellis' available for sale investment portfolio consists of the following:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$4,307	$69	$4,376
Equity	5,171	422	5,593
Mutual Funds	$484	$—	$484
Total	$9,962	$491	$10,453

Our Fixed Income investments consist of short, intermediate, and long term bonds, as well as fixed blend bonds. Within the fixed income investments, we maintain a specific mixture of US treasury notes, US agency mortgage backed securities, private label mortgage backed securities, and various corporate securities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effect unrealized gain was $491 thousand. Carrying amounts above are recorded in the investments line item within the balance sheet as of September 24, 2016. During 2016, Ardellis investments reported a net realized gain of $15 thousand, which was recorded in interest income on the statement of earnings.

C.	REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment.  In certain circumstances, the customer takes title when the shipment arrives at the destination.  However, our shipping process is typically completed the same day.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations.  Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs.  Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units.  Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known.  Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue decreased to approximately $31.9 million, during the third quarter of 2016, from $39.6 million during the same period of 2015. Construction contract revenue was approximately $95.2 million and $98.4 million through the first nine months of 2016 and 2015, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 24, 2016	December 26, 2015	September 26, 2015
Cost and Earnings in Excess of Billings	$2,788	$3,624	$4,718
Billings in Excess of Cost and Earnings	6,222	4,978	4,145

D.	EARNINGS PER SHARE

UNIVERSAL FOREST PRODUCTS, INC.

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Numerator:
Net earnings attributable to controlling interest	$27,819	$25,556	$80,429	$61,695
Adjustment for earnings allocated to non-vested restricted common stock	(463)	(341)	(1,281)	(789)
Net earnings for calculating EPS	$27,356	$25,215	$79,148	$60,906
Denominator:
Weighted average shares outstanding	20,402	20,210	20,360	20,148
Adjustment for non-vested restricted common stock	(340)	(270)	(324)	(258)
Shares for calculating basic EPS	20,062	19,940	20,036	19,890
Effect of dilutive stock options	33	38	32	35
Shares for calculating diluted EPS	20,095	19,978	20,068	19,925
Net earnings per share:
Basic	$1.36	$1.26	$3.95	$3.06
Diluted	$1.36	$1.26	$3.94	$3.06

No options were excluded from the computation of diluted EPS for the quarters ended September 24, 2016 or September 26, 2015.

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

On a consolidated basis, we have reserved approximately $3.4 million on September 24, 2016 and September 26, 2015, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize "Subpart W" drip pads, defined as hazardous waste management units by the Environmental Protection Agency.  The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste.  Closure involves identification and disposal of contaminants which are required to be removed from the facility.  The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed.  Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.6 million.  As a result, this amount is recorded in other long-term liabilities on September 24, 2016.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

In addition, on September 24, 2016, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 24, 2016, we had outstanding purchase commitments on commenced capital projects of approximately $22.3 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations.  We have agreed to indemnify the surety for claims made against the bonds.  As of September 24, 2016 we had approximately $1.7 million outstanding payment and performance bonds for open projects.  We had approximately $0.3 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 24, 2016, we had outstanding letters of credit totaling $25.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

We did not enter into any new guarantee arrangements during the third quarter of 2016 which would require us to recognize a liability on our balance sheet.

F.	BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2016 and 2015 which were accounted for using the purchase method in thousands unless otherwise noted:

UNIVERSAL FOREST PRODUCTS, INC.

Company Name	Acquisition Date	Purchase Price	Intangible Assets	Net Tangible Assets	Operating Segment	Business Description
idX Holdings, Inc. ("idX")	September 16, 2016	$64,266 cash paid for 100% stock purchase which excludes a $1,000 holdback and includes $11,366 in cash received. Also, paid $86,294 to retire outstanding debt and $6,536 of certain other obligations.	$19,750	$44,516	All Other	A designer, producer, and installer of customized in-store environments that are used in a range of end markets. idX had annual sales of $302.5 million.
Seven D Truss, L.P.	July 29, 2016	$1,246 cash paid for asset purchase	$405	$841	North	A manufacturer and distributor of roof and floor trusses. 7D had annual sales of approximately $4.0 million.
Idaho Western, Inc. ("IWI")	June 30, 2016	$10,787 cash paid for 100% stock purchase plus $500 holdback.	$6,817	$4,248	West	A supplier of products ranging from lumber and plywood to siding and doors. IWI had annual sales of approximately $21 million.
Packnet Ltd (“Packnet”)	November 24, 2014 (majority interest) April 15, 2016 (minority interest)	$7,506 November 24, 2014 cash paid for controlling interest and $1,877 cash paid for noncontrolling asset purchase.	$7,885	$1,498	West	A supplier of industrial packaging and services based in Eagan, MN. Packnet had annual sales of $9.6 million.
Capital Components & Millwork, Inc. ("CCM")	April 15, 2016	$1,682 cash paid for asset purchase plus $205 assumed liability	$—	$1,887	North	A producer of doors and trim for customers in the greater Washington, D.C., metro area and Virginia. CCM had approximately $16.6 million in annual sales.
Rapid Wood Mfg., LLC (“Rapid Wood”)	February 2, 2015	$1,638 cash paid for asset purchase	$789	$849	West	A supplier of lumber products to the region’s manufactured housing and recreational vehicle industries based in Caldwell, Idaho. Rapid Wood had annual sales of $3.5 million in 2015.
Integra Packaging Proprietary, Ltd (“Integra Packaging”)	January 16, 2015	$1,102 cash paid for 51.94% stock purchase	$1,406 (The Company portion of Intangible Assets $730 or 51.94%)	$715 (The Company portion of Net Tangible Assets $372 or 51.94%)	All Other	An Australian-based manufacturer and distributor of industrial wood specialty packaging products. Integra Packaging had annual sales of $7.6 million in 2015.

The intangible assets for each acquisition, excluding IWI and idX, were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2016. Purchase accounting for idX is planned to be completed in the first half of 2017. We closed on the idX acquisition on September 16, 2016, and excluded the income statement activity from the closing date

UNIVERSAL FOREST PRODUCTS, INC.

to our fiscal quarter-end, September 24, 2016. The excluded income statement activity was deemed immaterial to the financial statements.

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
Our Alternative Materials and International divisions, as well as our recently acquired idX division, have been included in the “All Other” column of the table below.  The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended September 24, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$267,156	173,715	$335,981	$49,813	$—	$826,665
Intersegment net sales	14,318	9,642	22,054	4,574	—	50,588
Segment operating profit	14,630	9,900	19,962	2,959	(3,899)	43,552

	Three Months Ended September 26, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$252,447	160,345	$305,407	$44,076	$—	$762,275
Intersegment net sales	14,666	6,838	15,791	3,191	—	40,486
Segment operating profit	16,965	8,045	19,902	1,055	(3,442)	42,525

	Nine Months Ended September 24, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$758,066	533,239	$940,188	$149,416	$—	$2,380,909
Intersegment net sales	42,071	28,693	65,325	16,559	—	152,648
Segment operating profit (loss)	43,054	35,830	58,434	11,542	(19,733)	129,127

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 26, 2015
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$713,280	510,037	$872,497	$137,656	$—	$2,233,470
Intersegment net sales	38,985	21,641	40,894	11,653	—	113,173
Segment operating profit	36,069	22,044	48,693	2,904	(5,134)	104,576

H.	INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 32.5% in the third quarter of 2016 compared to 35.4% for same period of 2015, primarily due to the additional recognition of discrete tax items in 2016.  Our effective tax rate was 34.2% in the first nine months of 2016 compared to 36.4% in 2015, primarily due to the extension of the research & development tax credit along with other credits that Congress did not extend until the end of 2015, which are not reflected in the 2015 first nine month's tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company that provides capital, management and administrative resources to subsidiaries that supply wood, wood composite and other products to three markets: retail, industrial, and construction.  Founded in 1955, the Company is headquartered in Grand Rapids, Mich., with affiliates throughout North America, Europe, Asia and Australia. For more about Universal Forest Products, go to www.ufpi.com.

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

OVERVIEW

Our results for the third quarter of 2016 were impacted by the following:

•
Our gross sales increased by 9% compared to the third quarter of 2015, which was comprised of a 5% increase in unit sales and a 4% increase in selling prices primarily due to the commodity lumber market (See Historical Lumber Prices).  Our unit sales increased to the retail and construction markets and more than offset a decline in unit sales to the industrial market.

•
Our operating profits increased by over 2%, and our operating profit as a percentage of net sales (operating margin) decreased slightly, comparing the third quarter of 2016 and 2015, respectively. The decrease in our operating margin was due to opportunistic buying and low lumber costs achieved on products sold with fixed selling prices in the third quarter of 2015. The loss of this benefit in 2016 was offset primarily by our continued improvements in sales mix of higher margin products.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers ("Lumber Market"). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite Average $/MBF
	2016	2015
January	$316	$375
February	310	358
March	321	336
April	345	334
May	356	315
June	353	328
July	351	346
August	367	327
September	354	300

Third quarter average	$357	$324
Year-to-date average	$341	$335

Third quarter percentage change	10.2%
Year-to-date percentage change	1.8%

In addition, a Southern Yellow Pine ("SYP") composite price, which we prepare and use, is presented below.  Our purchases of this species comprises approximately 42% and 45% of total lumber purchases through the first nine months of 2016 and 2015, respectively.

	Random Lengths SYP Average $/MBF
	2016	2015
January	$358	$408
February	357	399
March	366	393
April	389	400
May	397	368
June	382	354
July	380	344
August	391	321
September	375	290

Third quarter average	$382	$318
Year-to-date average	$377	$364

Third quarter percentage change	20.1%
Year-to-date percentage change	3.6%
IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

UNIVERSAL FOREST PRODUCTS, INC.

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide.  As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  We estimate lumber comprises approximately 58% of our total cost of goods sold, but varies by product line.

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

UNIVERSAL FOREST PRODUCTS, INC.

BUSINESS COMBINATIONS

We completed five business acquisitions during the first nine months of 2016 and two during all of 2015. The annual historical sales attributable to acquisitions completed in 2016 and 2015 was approximately $344.1 million and $11.1 million, respectively. These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2016 or 2015 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited  Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.7	85.5	85.2	86.4
Gross profit	14.3	14.5	14.8	13.6
Selling, general, and administrative expenses	9.1	8.9	9.3	8.8
Net gain on disposition and impairment of assets	—	—	—	—
Earnings from operations	5.3	5.6	5.4	4.7
Other expense (income), net	0.1	0.1	0.1	0.1
Earnings before income taxes	5.2	5.5	5.3	4.5
Income taxes	1.7	1.9	1.8	1.7
Net earnings	3.5	3.5	3.5	2.9
Less net earnings attributable to noncontrolling interest	(0.1)	(0.2)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.4%	3.4%	3.4%	2.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers; engineered wood components, structural lumber, and other products for manufactured housing, residential and commercial construction; and specialty wood packaging, components and packing materials for various industries.  Our long-term sales objectives include:

•
Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the commercial construction market, increasing our sales of engineered wood components and complementary products for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.

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

UNIVERSAL FOREST PRODUCTS, INC.

chemical preservatives a value-added process, treated lumber, which comprises approximately 20% of our total sales, is not presently included in value-added sales.

•
Developing new products and expanding our product offering for existing customers.  New product sales were $81.3 million in the third quarter of 2016 compared to $71.1 million during the third quarter of 2015.  New product sales year-to-date for 2016 and 2015 were $247.9 million and $213.3 million, respectively. Certain prior year product reclassifications resulted in an increase in new product sales in 2015.

•	Maximizing unit sales growth while achieving return on investment goals.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 24, 2016	September 26, 2015	% Change	September 24, 2016	September 26, 2015	% Change
Retail	$339,744	$296,022	14.8	$1,017,225	$905,826	12.3
Industrial	233,757	235,376	(0.7)	669,389	683,763	(2.1)
Construction	265,563	241,810	9.8	733,700	676,228	8.5
Total Gross Sales	839,064	773,208	8.5	2,420,314	2,265,817	6.8
Sales Allowances	(12,399)	(10,933)	13.4	(39,405)	(32,347)	21.8
Total Net Sales	$826,665	$762,275	8.4	$2,380,909	$2,233,470	6.6

Note: During 2016, certain customers were reclassified to a different market.  Prior year information has been restated to reflect these changes.

Gross sales in the third quarter of 2016 increased nearly 9% compared to the same period of 2015, due to a 5% increase in unit sales and a 4% increase in selling prices primarily due to the Lumber Market.

Gross sales in the first nine months of 2016 increased 7% compared to the same period of 2015, due to a 6% increase in unit sales and a 1% increase in overall selling prices primarily due to the Lumber Market.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased almost 15% in the third quarter of 2016 compared to the same period of 2015, due to a 9% increase in unit sales and a 6% increase in selling prices.  Within this market, sales to our big box customers increased 20% and sales to other retailers increased almost 8%. Our retail customers have benefited from improving consumer demand, as evidenced by their reported increases in same store sales. In addition, we gained market share with certain customers and increased our sales of new products with these customers.

Gross sales to the retail market increased by over 12% in the first nine months of 2016 compared to the same period of 2015, due to a 10% increase in unit sales and a 2% increase in overall selling prices.  Within this market, sales to our big box customers increased 15% while our sales to other retailers increased almost 9% due to the same factors discussed above.

Industrial:

Gross sales to the industrial market decreased approximately 1% in the third quarter of 2016 compared to the same period of 2015, resulting from a 2% decrease in unit sales and a 1% increase in selling prices. We believe that demand of our existing customers has softened in 2016 as evidenced by a reported decline in U.S. industrial production due, in part, to a strong U.S. dollar and reduction of exports. In addition, we have been more selective in the business that we pursue by being more focused on higher margin value-added products.

Gross sales to the industrial market decreased approximately 2% in the first nine months of 2016 compared to the same period of 2015, due to a 2% decrease in selling prices as unit sales remained flat. The overall decrease was primarily due to the same factors discussed above.

Construction:

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the construction market increased approximately 10% in the third quarter of 2016 compared to 2015.  The increase was due to a 6% increase in unit sales and a 4% increase in our selling prices.  Our increase in unit sales was driven by a 5% increase to manufactured housing customers, a 4% increase to commercial construction customers, and a 9% increase to residential construction customers. By comparison (and based upon various industry publications):

•	Non-residential construction activity in July and August decreased approximately 0.9%.

•	National housing starts increased approximately 2.4% in the period from June through August 2016 (our sales trail housing starts by about a month) compared to the same period of 2015.

•	Production of HUD-code homes in July and August 2016 were up 2.3% compared to 2015.

•	Modular home production increased by 7.2% in the second quarter of 2016 compared to the same period in 2015.

Gross sales to the construction market increased almost 9% in the first nine months of 2016 compared to the same period of 2015, due to an 8% increase in unit sales and a 1% increase in selling prices. A 3% increase in unit sales to our manufactured housing customers, 13% increase to our residential construction customers, and 8% increase to our commercial construction customers, comprised the overall 8% increase through the first nine months of 2016. Our increase in unit sales was primarily due to the same reasons discussed above.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales.  Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Value-Added	61.1%	60.1%	61.5%	59.2%
Commodity-Based	38.9%	39.9%	38.5%	40.8%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 14.3% from 14.5% comparing the third quarter of 2016 to the same period of 2015.  Our gross profit dollars increased by $7.3 million, or 6.6%, which compares favorably to our 5% increase in unit sales.  The improvement in our profitability in the third quarter of 2016 was attributable to the following factors:

•	$10.0 million of our gross profit increase was attributable to our unit sales growth to the retail market and an improvement in margin on these sales primarily due to new products.

•
The increase above was offset by a $1.8 million gross profit decrease on sales to the industrial market due to a decline in unit sales as discussed above and as a result of opportunistic buying and low lumber costs on products sold with fixed selling prices in 2015.

Our gross profit margin increased to 14.8% from 13.6% comparing the first nine months of 2016 to the same period of 2015.  Our gross profit dollars increased by $49.5 million, or 16.4%, which compares favorably to our 6% increase in unit sales. The improvement in our profitability in the first nine months of 2016 were attributable to the following factors:

•	$32.1 million of our gross profit increase increase was attributable to our unit sales growth and margin improvement on sales to the retail market due to the same factors above.

•	$8.4 million of our gross profit improvement was due to margin improvements on our sales to the industrial market resulting from improvements in our sales mix of more value-added products.

•	$8.6 million of our gross profit increase was primarily due to unit sales growth to the construction market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by approximately $6.5 million, or 9.6%, in the third quarter of 2016 compared to the same period of 2015, while we reported a 5% increase in unit sales.  The increase in SG&A was primarily

UNIVERSAL FOREST PRODUCTS, INC.

due to a $2.5 million increase in compensation and benefit costs, a $3.2 million increase in sales commissions and accrued bonus compensation, and several other smaller increases driven, in part, by our unit sales growth.

Selling, general and administrative ("SG&A") expenses increased by approximately $24.9 million, or 12.6%, in the first nine months of 2016 compared to the same period of 2015, while we reported a 6% increase in unit sales.  The increase in SG&A was primarily due to a $6.6 million increase in compensation and benefit costs, a $12.4 million increase in sales commissions and accrued bonus compensation attributable to our improvements in profitability as measured under our incentive compensation program, and several other smaller increases driven, in part, by our unit sales growth.

Our "core" SG&A expenses, excluding accrued bonus expense, were $62.4 million, $64.2 million, and $62.5 million in the first, second, and third quarters of 2016, respectively.

INTEREST, NET

Net interest costs were comparable in the third quarter of 2016 compared to the same period of 2015.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 32.5% in the third quarter of 2016 compared to 35.4% for same period of 2015, and 34.2% in the first nine months of 2016 compared to 36.4% in 2015. The decrease in our rates in 2016 was primarily due to the extension of the research & development tax credit and certain other credits that Congress did not extend until the end of 2015, which are not reflected in the rates for the first nine months of 2015. In the fourth quarter of 2015, we recorded approximately $1.2 million in benefit related to these tax credits. Additionally, we anticipate an increase in our Domestic Manufacturing Deduction in 2016.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Earnings from Operations
(in thousands)	Three Months Ended				Three Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
North	$267,156	$252,447	$14,709	5.8%	$14,630	$16,965	$(2,335)	(13.8)%
South	173,715	160,345	13,370	8.3%	9,900	8,045	1,855	23.1%
West	335,981	305,407	30,574	10.0%	19,962	19,902	60	0.3%
All Other	49,813	44,076	5,737	13.0%	2,959	1,055	1,904	180.5%
Corporate[1]	—	—	—		(3,899)	(3,442)	(457)	(13)%
Total	$826,665	$762,275	$64,390	8.4%	$43,552	$42,525	$1,027	2.4%

	Net Sales				Earnings from Operations
(in thousands)	Nine Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
North	$758,066	$713,280	$44,786	6.3%	$43,054	$36,069	$6,985	19.4%
South	533,239	510,037	23,202	4.5%	35,830	22,044	13,786	62.5%
West	940,188	872,497	67,691	7.8%	58,434	48,693	9,741	20.0%
All Other	149,416	137,656	11,760	8.5%	11,542	2,904	8,638	297.5%
Corporate[1]	—	—	—		(19,733)	(5,134)	(14,599)	(284.4)%
Total	$2,380,909	$2,233,470	$147,439	6.6%	$129,127	$104,576	$24,551	23.5%

UNIVERSAL FOREST PRODUCTS, INC.

1Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense. During the first nine months of 2015, Corporate had a more significant under allocation of costs.

North

	Net Sales
	North Segment by Market
(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 24, 2016	September 26, 2015	% Change	September 24, 2016	September 26, 2015	% Change
Retail	$130,832	$115,665	13.1	$368,279	$330,380	11.5
Industrial	28,277	29,572	(4.4)	89,263	92,575	(3.6)
Construction	113,645	111,869	1.6	315,648	302,984	4.2
Total Gross Sales	272,754	257,106	6.1	773,190	725,939	6.5
Sales Allowances	(5,598)	(4,659)	20.2	(15,124)	(12,659)	19.5
Total Net Sales	$267,156	$252,447	5.8	$758,066	$713,280	6.3

Net sales attributable to the North reportable segment increased in the third quarter of 2016 compared to 2015 due to increases in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the North reportable segment decreased in the third quarter of 2016 by $2.3 million, or 13.8%, due to opportunistic buying and low lumber costs on products we sell with fixed selling prices in 2015 and an 11.0% increase in our SG&A expenses from 2015 to 2016.

Net sales attributable to the North reportable segment increased in the first nine months of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the North reportable segment increased in the first nine months of of 2016 by $7.0 million, or 19.4%, due to the growth in our sales to retail and construction customers and margin improvements achieved due to a more favorable product sales mix and being more selective in the business we pursue as we focus on higher margin, value-added products. These improvements were offset by a 9.7% increase in our SG&A expenses from 2015 to 2016.

South

	Net Sales
	South Segment by Market
(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 24, 2016	September 26, 2015	% Change	September 24, 2016	September 26, 2015	% Change
Retail	$74,617	$69,839	6.8%	$238,599	$227,773	4.8%
Industrial	62,337	59,824	4.2%	187,586	190,852	(1.7)%
Construction	40,310	33,554	20.1%	117,742	100,549	17.1%
Total Gross Sales	177,264	163,217	8.6%	543,927	519,174	4.8%
Sales Allowances	(3,549)	(2,872)	23.6%	(10,688)	(9,137)	17.0%
Total Net Sales	$173,715	$160,345	8.3%	$533,239	$510,037	4.5%

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the South reportable segment increased in the third quarter of 2016 compared to 2015 due to an increase in sales in all markets; retail, industrial, and construction markets, primarily due to the same factors discussed under "Gross Sales". Sales to industrial customers increased due to an increase in demand of our top customers in this region.

Earnings from operations for the South reportable segment increased in the third quarter of 2016 by $1.9 million, or 23.1%, due to the growth in our sales to retail and construction customers, margin improvements resulting from improvements in our sales mix of more higher margin, value-added products, and closure of certain under-performing operations. These margin improvements were offset somewhat by the impact of opportunistic buying and low lumber costs on products sold with fixed selling prices in 2015. The overall gross margin improvement was also offset by a 5.9% increase in our SG&A expenses from 2015 to 2016.

Net sales attributable to the South reportable segment increased in the first nine months of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the South reportable segment increased in the first nine months of of 2016 by $13.8 million, or 62.5%, due to the growth in our sales to retail and construction customers, gross margin improvements due to the same factors discussed above, and the closure of certain under-performing operations. These improvements were offset by a 1.5% increase in our SG&A expenses from 2015 to 2016.

West

	Net Sales
	West Segment by Market
(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 24, 2016	September 26, 2015	% Change	September 24, 2016	September 26, 2015	% Change
Retail	$101,247	$83,970	20.6%	$300,742	$254,051	18.4%
Industrial	127,236	128,735	(1.2)%	351,541	356,456	(1.4)%
Construction	111,603	96,387	15.8%	300,304	272,695	10.1%
Total Gross Sales	340,086	309,092	10.0%	952,587	883,202	7.9%
Sales Allowances	(4,105)	(3,685)	11.4%	(12,399)	(10,705)	15.8%
Total Net Sales	$335,981	$305,407	10.0%	$940,188	$872,497	7.8%

Net sales attributable to the West reportable segment increased in the third quarter of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the West reportable segment in the third quarter of 2016 remained flat compared to the same period in 2015 as increases in unit sales were offset by a gross margin decrease and a 12.5% increase in SG&A expenses.

Net sales attributable to the West reportable segment increased in the first nine months of 2016 compared to 2015 due to an increase in sales to our retail and construction markets, offset by a decrease in sales to our industrial customers due to the same factors discussed under "Gross Sales".

Earnings from operations for the West reportable segment increased in the first nine months of of 2016 by $9.7 million, or 20.0%, due to the growth in our sales to retail and construction customers and margin improvements primarily due to improvements in our sales mix of higher-margin value-added products. These improvements were offset by a 9.8% increase in SG&A expenses during the first nine months of 2016.

UNIVERSAL FOREST PRODUCTS, INC.

All Other

	Net Sales
	All Other Segment by Market
(in thousands)	Three Months Ended			Nine Months Ended
Market Classification	September 24, 2016	September 26, 2015	% Change	September 24, 2016	September 26, 2015	% Change
Retail	$33,049	$26,548	24.5%	$109,606	$93,622	17.1%
Industrial	15,907	17,245	(7.8)%	41,000	43,880	(6.6)%
Construction	4	—		4	1	300.0%
Total Gross Sales	48,960	43,793	11.8%	150,610	137,503	9.5%
Sales Allowances	853	283	201.4%	(1,194)	153	(880.4)%
Total Net Sales	$49,813	$44,076	13.0%	$149,416	$137,656	8.5%

Net sales attributable to the All Other reportable segment increased in the third quarter of 2016 compared to 2015 due to a $5.9 million increase in sales to our retail market by our Consumer Products reporting unit, offset by a $0.6 million decrease in sales to our industrial customers by our Australian and Mexican subsidiaries.

Earnings from operations for the All Other reportable segment increased during the third quarter of 2016 by $1.9 million compared to the same period of 2015. Margin improvements were achieved through effective timing of raw material purchases. SG&A expenses for the quarter increased by 11.0% primarily due to foreign currency transaction gains recorded by our Mexican subsidiary in 2015.

Net sales attributable to the All Other reportable segment increased in the first nine months of 2016 compared to 2015 due to a $14.8 million increase in sales to our retail market by our Consumer Products operations, offset by a $2.4 million decrease in sales to our industrial customers by our Australian and Mexican subsidiaries.

Earnings from operations for the All Other reportable segment increased in the first nine months of of 2016 by $8.6 million due to the growth in our sales to retail customers and margin improvements. Margin improvements were achieved through effective timing of raw material purchases.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.
LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash from operating activities	$136,377	$121,409
Cash used in investing activities	(200,462)	(40,106)
Cash from (used in) financing activities	13,981	(24,926)
Effect of exchange rate changes on cash	(969)	(1,004)
Net change in cash and cash equivalents	(51,073)	55,373
Cash and cash equivalents, beginning of period	87,756	—
Cash and cash equivalents, end of period	$36,683	$55,373

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 47 days in the first nine months of 2016 from 54 days in the first nine months of 2015.

	Nine Months Ended
	September 24, 2016	September 26, 2015
Days of sales outstanding	$31	$32
Days supply of inventory	37	43
Days payables outstanding	(21)	(21)
Days in cash cycle	47	54

Improvements in our days supply of inventory in 2016 was due, in part, to strong customer demand, particularly in our retail market which typically requires a greater investment in inventory than our other markets, as well as certain improvements in inventory management. During the first nine months of 2015 we carried higher levels of safety stock inventory due to inclement weather early in the year and expected industry transportation challenges. Each of our operating segments achieved significant improvements in their days supply of inventory. Our North, West, and South segments improved their days supply of inventory by 11%, 13%, and 20%, respectively, through the first nine months of 2016.

In the first nine months of 2016, our cash flows from operating activities was $136.4 million, which was comprised of net earnings of $83.3 million, $32.3 million of non-cash expenses, and a $20.8 million decrease in working capital since the end of December 2015.

Acquisitions comprised most of our cash used in investing activities during the first nine months of 2016 and totaled $66.6 million, as well as $92.8 million paid to retire all of idX's debt and certain other obligations on the acquisition date. Purchases of property, plant, and equipment of approximately $35.7 million contributed to our cash used in investing activities during the first nine months of 2016.  We currently plan to spend $65 to $70 million for the year in 2016 on these and similar capital items, which is a reduction from previous plans as a result of pursuing acquisition opportunities.  Outstanding purchase commitments on existing capital projects totaled approximately $22.3 million on September 24, 2016.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $25 million, which was used to fund part of the purchase price for idX Holdings, Inc. Additionally, $8.5 million was spent for dividends paid in June at $0.42 per share, and $3.2 million was distributed to our partners that own a non-controlling interest in certain of our subsidiaries.

On September 24, 2016, we had $25.3 million outstanding on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on September 24, 2016; as a result, we have approximately $260 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under a "shelf agreement" for long term debt with a current lender. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The

UNIVERSAL FOREST PRODUCTS, INC.

agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold.  We were in compliance with all our covenant requirements on September 24, 2016.

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

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We have entered into forward foreign exchange rate contracts in 2016 and may enter into further forward contracts in the future associated with mitigating the foreign currency exchange risk. Historically, our hedge contracts are deemed immaterial to the financial statements, however any material hedge contract in the future will be disclosed.

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 24, 2016 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.  During the quarter ended September 24, 2016, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION
Item 1A.  Risk Factors.

None.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
June 26 - July 30, 2016				2,869,603
July 31 - August 27, 2016				2,869,603
August 28 – September 24, 2016				2,869,603

(a)	Total number of shares purchased.

(a)	Average price paid per share.

(b)	Total number of shares purchased as part of publicly announced plans or programs.

(c)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5.  Other Information.

None.

UNIVERSAL FOREST PRODUCTS, INC.

PART II.  OTHER INFORMATION
Item 6.  Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10	Material Contracts
	(o)	Amended and restated agreement and plan of merger by and among Universal Forest Products, Inc., UFP Apply Merger Sub, Inc., idX Holdings, Inc., dated September 7, 2016.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

	(INS)	XBRL Instance Document.

	(SCH)	XBRL Schema Document.

	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a compensatory arrangement.

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 27, 2016	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 27, 2016	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer

UNIVERSAL FOREST PRODUCTS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10	Material Contracts

	(o)	Amended and restated agreement and plan of merger by and among Universal Forest Products, Inc., UFP Apply Merger Sub, Inc., idX Holdings, Inc., dated September 7, 2016.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File.

	(INS)	XBRL Instance Document.

	(SCH)	XBRL Schema Document.

	(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	XBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a compensatory arrangement.