Form 10-K
period 2016-12-31
UNIVERSAL FOREST PRODUCTS INC
filed 2017-03-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒            No ☐

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
Yes ☐            No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 24, 2016 was $1,651,008,585 computed at the closing price of $86.37 on that date.

As of February 2, 2017, 20,345,553 shares of the registrant's common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2016 are incorporated by reference into Part I and II of this Report.

(2)	Certain portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2016
TABLE OF CONTENTS

PART I

PART I

Item 1.  Business.

General Development of the Business.

Universal Forest Products, Inc. (the "Company") is a holding company with subsidiaries throughout North America, Australia, Europe, and Asia that supply wood, wood composite and other products to three primary markets: retail, industrial, and construction. The Company is headquartered in Grand Rapids, Mich., and was founded in 1955. For more information about Universal Forest Products, Inc., or its affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 31, 2016 ("2016 Annual Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2016 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments consist of our North, South, West, Alternative Materials, International, idX, and Corporate divisions. Separate financial information about our segments is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail stores, commercial and other structures.  Each of our markets, Retail, Industrial and Construction, are discussed in the paragraphs which follow.  Our locations generally serve customers representing multiple markets.

Retail.  The customers comprising this market are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards.  Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 20% of our total sales in fiscal 2016, 19% in 2015, and 17% in 2014.

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

Industrial Market.  We define our industrial market as manufacturers and agricultural customers who use pallets, specialty crates, wooden boxes, and other containers used for packaging, shipping and material handling purposes, as well as various other products, used in a variety of different applications.  Many of the products sold to this market may be produced from the by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business.  Competition is fragmented and includes virtually every supplier of lumber convenient to the customer.  We service this market with our dedicated local sales teams and through national sales support efforts.

Our industrial market also includes the results of operations of idX Holdings, Inc. ("idX"). idX is a designer, manufacturer and installer of highly customized in-store environments that are used in a range of end markets. We acquired idX on September 16, 2016.

Construction Market.  Our construction market is made up of customers in three submarkets - manufactured housing, residential construction and commercial construction.

The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles (RV).  Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer's specification, plywood, oriented strand board and dimensional lumber, all intended for use in the construction of manufactured housing.  Sales are made by personnel located at each regional facility based on customer orders. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the close proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers.  These factors have enabled us to accumulate significant market share in the products we supply. We also distribute products such as siding, electrical and plumbing products to manufactured housing and RV customers.

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

On December 31, 2016 and December 26, 2015, we estimate that backlog orders associated with our residential and commercial construction business approximated $62.6 million and $65.6 million, respectively.  With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental.  Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees.  On December 31, 2016, we had approximately 9,300 employees.

Financial Information About Geographic Areas.

The dominant portion of our operations and sales occur in the United States.  Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note N "Segment Reporting" of the Consolidated Financial Statements presented under Item 8 herein.

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

We may be impacted by a decline in the value of the U.S. dollar.  We purchase a variety of raw materials and finished goods from sources around the world and export certain products.  The impact of a change in U.S. dollar exchange rates would impact our import purchases and export sales, which totaled $97.4 and $104.5 million, respectively, in 2016.

We are subject to fluctuations in the price of lumber.  We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market").  A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices.  While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits.  Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the "Historical Lumber Prices" and "Impact of the Lumber Market on Our Operating Results" captions of our Management's Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our material costs as a percentage of sales were 67.8%, 68.7%, and 71.3% in 2016, 2015, 2014, respectively, and lumber comprises approximately 59% of material costs.

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

A significant portion of our sales are concentrated with one customer.  Our sales to The Home Depot comprised 20% of our total sales in 2016, 19% in 2015, and 17% in 2014.

Economic and credit market conditions impact our ability to collect a greater percentage of our receivables. Economic and credit conditions may impact our bad debt expense.  We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this risk.  Bad debt expense as a percentage of sales was 0.06%, 0.05%, and 0.06% in 2016, 2015, and 2014, respectively.

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

The current version of federal health care legislation may significantly increase our costs.  The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company.  Our total health care costs totaled approximately $52.7 million, $41.3 million, and $34.8 million in 2016, 2015, and 2014, respectively.

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

Inbound and outbound transportation costs represent a significant part of our cost structure.  An increase in fuel and other operating expenses will significantly increase our costs.  While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases.  Our total inbound and outbound transportation costs were approximately 9.6%, 9.9%, and 10.4% of sales in 2016, 2015, and 2014, respectively.

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

We may be adversely affected by the impact of the duties related to the Softwood Lumber Agreement with Canada.  A 90 day retroactive duty may be applied to purchases of Spruce Pine from Canada. The scheduled February 2017 meeting, between the U.S. and Canadian governments, was recently postponed to late April 2017 to discuss the above mentioned retroactive duty.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan.  We currently have approximately 118 facilities located throughout the United States, Canada, Mexico, Europe, Asia, and Australia.  Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.  Of these facilities, approximately 8 facilities are closed and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 24 facilities which are leased.  We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3.  Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.
The following table lists the names, ages, and positions of our executive officers as of February 1, 2017.  Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	56	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	57	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	50	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Allen T. Peters	49	President, UFP Western Division, Inc.
Patrick Benton	47	President, UFP Northern Division, Inc.
Jonathan West	46	President, UFP Southern Division, Inc.
Robert D. Coleman	62	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
C. Scott Greene	60	Executive Vice President of Marketing
Donald L. James	57	Executive Vice President of National Sales
Michael F. Mordell	59	Executive Vice President of International Operations
Chad C. Uhlig Eastin	45	Executive Vice President of Purchasing

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

Michael F. Mordell joined us in 1993.  In 1999 he became Executive Vice President of Purchasing of Universal Forest Products Western Division, Inc.  In November 2007, he became General Manager of Operations for our facility in Lafayette, CO, and on January 1, 2010, Mr. Mordell became Executive Vice President of Purchasing. On October 1, 2016, he became Executive Vice President of International Operations.

Chad C. Uhlig Eastin joined us in 1998. In 2007, he became General Manager of Operations of our plant in Chandler, AZ, and in 2014 he became Operations Vice President of our Mountain West Region, and became Regional Vice President of that region in 2015. On October 1, 2016, Mr. Eastin became the Executive Vice President of Purchasing for the Company.

PART II

The following information items in this Part II, which are contained in the 2016 Annual Report, are specifically incorporated by reference into this Form 10-K Report.  These portions of the 2016 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)
The information relating to market, holders and dividends is incorporated by reference from the 2016 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 25 – October 29, 2016	—	—	—	2,869,603
October 30 – November 26, 2016	—	—	—	2,869,603
November 27 – December 31, 2016	—	—	—	2,869,603

(a)	Total number of shares purchased.

(b)	Average price paid per share.

(c)	Total number of shares purchased as part of publicly announced plans or programs.

(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the 2016 Annual Report under the caption "Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2016 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 31, 2016, the estimated fair value of our long-term debt, including the current portion, was $111.6 million.  The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities.  The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)	618	256	149	132	28	$75,000	$76,183
Average interest rate	5.76%	5.76%	5.76%	5.76%	5.76%	3.94%
Variable Rate ($US)	2,016	136	23,860	2,700	$—	$7,000	$35,712
Average interest rate(1)	5.30%	5.30%	1.70%	0.60%		0.55%

(1)	Average of rates at December 31, 2016.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2016 Annual Report under the following captions:

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
"Consolidated Statements of Cash Flows"
"Notes to Consolidated Financial Statements"

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 31, 2016 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)
Management’s Annual Report on Internal Control Over Financial Reporting.   Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2016 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.  Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2016 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)
Changes in Internal Controls.  During the fourth quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 31, 2016 for the 2017 Annual Meeting of Shareholders, as filed with the Commission ("2017 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11.  Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2017 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2017 Proxy Statement is incorporated hereby by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2017 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2016, is as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans [excluding shares reflected in column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,341,606
Equity compensation plans not approved by security holders	none

(1) The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 31, 2016, is as follows: 106,463 shares for our Employee Stock Purchase Plan, 40,327 shares for our Directors' Retainer Stock Plan, and 4,764 shares for our Employee Stock Gift Program.  In addition, of the remaining 3,190,052 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2017 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14.  Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2017 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2016 Annual Report:

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

Dated: March 1, 2017	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 1st day of March, 2017, by the following persons on behalf of us and in the capacities indicated.

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

/s/ William G. Currie	s/ John M. Engler
William G. Currie, Director	John M. Engler, Director

/s/ Gary F. Goode	/s/ Bruce A. Merino
Gary F. Goode, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Director	Thomas W. Rhodes, Director

/s/ Mary E. Tuuk	/s/ Brian C. Walker
Mary E. Tuuk, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant's Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Amended Bylaws

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

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

*(h)
Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 and the same is incorporated herein by reference. Fourth Amendment to the Universal Forest Products, Inc. Executive Stock Grant Program.

	(i)(1)	Credit Agreement dated November 3, 2014 was filed as Exhibit 10(1) to a Form 8-K Current Report dated November 7, 2014 and the same is incorporated herein by reference.

	(k)	Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 and the same is incorporated herein by reference.

(l)
Universal Forest Products, Inc. 2002 Employee Stock Purchase Plan was filed as Exhibit 10(l) to a Form 10-K, Annual Report for the year ended December 27, 2014 and the same is incorporated herein by reference.

	(m)	Universal Forest Products, Inc. Director Retainer Stock Plan

E-1

(n)
Universal Forest Products, Inc. Amended and Restricted Long Term Stock Incentive Plan in incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2012.

(o)
Amended and restated agreement and plan of merger by and among Universal Forest Products, Inc., UFP Apple Merger Sub, Inc., idX Holdings, Inc. dated September 7, 2016 and filed as Exhibit 10(o) to Form 10-Q, quarter ended September 24, 2016, and the same is incorporated herein by reference.

13	Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2016.

14	Code of Ethics for Senior Financial Officers

(a) Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31	Certifications.

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