Form 10-Q
period 2017-04-01
UNIVERSAL FOREST PRODUCTS INC
filed 2017-05-03
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0‑22684

UNIVERSAL FOREST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Michigan	38‑1465835
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

2801 East Beltline NE, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364‑6161

NONE
(Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 1, 2017
Common stock, no par value	20,518,049

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	April 1,	December 31,	March 26,
	2017	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,020	$34,091	$43,065
Restricted cash and cash equivalents	909	398	1,139
Investments	5,928	10,348	6,737
Accounts receivable, net	365,620	282,253	287,374
Inventories:
Raw materials	232,647	198,954	176,983
Finished goods	239,369	198,273	150,194
Total inventories	472,016	397,227	327,177
Refundable income taxes	3,170	11,459	—
Other current assets	20,650	20,662	16,889
TOTAL CURRENT ASSETS	899,313	756,438	682,381
RESTRICTED CASH	3,800	—	—
DEFERRED INCOME TAXES	1,960	1,546	2,664
OTHER ASSETS	12,573	8,617	7,760
GOODWILL	211,061	198,535	181,280
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	36,759	26,731	14,718
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	720,912	699,462	639,881
Less accumulated depreciation and amortization	(411,059)	(401,611)	(385,247)
PROPERTY, PLANT AND EQUIPMENT, NET	309,853	297,851	254,634
TOTAL ASSETS	$1,477,659	$1,292,058	$1,145,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$21,566	$19,761	$—
Accounts payable	156,030	124,660	116,525
Accrued liabilities:
Compensation and benefits	58,491	92,441	61,314
Income taxes	—	—	7,182
Other	39,473	32,281	29,414
Current portion of long-term debt	2,280	2,634	886
TOTAL CURRENT LIABILITIES	277,840	271,777	215,321
LONG-TERM DEBT	252,904	109,059	84,525
DEFERRED INCOME TAXES	21,364	20,817	24,991
OTHER LIABILITIES	28,198	29,939	26,012
TOTAL LIABILITIES	580,306	431,592	350,849
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 80,000,000; issued and outstanding, 20,518,049, 20,342,069, and 20,301,084.	20,518	20,342	20,301
Additional paid-in capital	197,356	185,333	180,395
Retained earnings	670,115	649,135	584,848
Accumulated other comprehensive income	(3,450)	(5,630)	(3,946)
Total controlling interest shareholders’ equity	884,539	849,180	781,598
Noncontrolling interest	12,814	11,286	13,330
TOTAL SHAREHOLDERS’ EQUITY	897,353	860,466	794,928
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,477,659	$1,292,058	$1,145,777

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	April 1,	March 26,
	2017	2016
NET SALES	$846,130	$682,151
COST OF GOODS SOLD	725,390	579,412
GROSS PROFIT	120,740	102,739
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	86,919	70,828
EARNINGS FROM OPERATIONS	33,821	31,911
INTEREST EXPENSE	1,504	1,076
INTEREST INCOME	(82)	(104)
EQUITY IN EARNINGS OF INVESTEE	(5)	(81)
	1,417	891
EARNINGS BEFORE INCOME TAXES	32,404	31,020
INCOME TAXES	10,770	10,765
NET EARNINGS	21,634	20,255
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(572)	(1,043)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$21,062	$19,212

EARNINGS PER SHARE - BASIC	$1.03	$0.95
EARNINGS PER SHARE - DILUTED	$1.03	$0.95

NET EARNINGS	21,634	20,255
OTHER COMPREHENSIVE GAIN	3,035	442
COMPREHENSIVE INCOME	24,669	20,697
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,427)	(846)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$23,242	$19,851

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 26, 2015	$20,142	$171,562	$565,636	$(4,585)	$13,654	$766,409
Net earnings			19,212		1,043	20,255
Foreign currency translation adjustment				666	(197)	469
Unrealized gain (loss) on investment				(27)		(27)
Distributions to noncontrolling interest					(1,170)	(1,170)
Issuance of 1,850 shares under employee stock plans	2	128				130
Issuance of 114,739 shares under stock grant programs	114	5,118				5,232
Issuance of 42,786 shares under deferred compensation plans	43	(43)				—
Expense associated with share-based compensation arrangements		432				432
Accrued expense under deferred compensation plans		3,198				3,198
Balance at March 26, 2016	$20,301	$180,395	$584,848	$(3,946)	$13,330	$794,928
Balance at December 31, 2016	$20,342	$185,333	$649,135	$(5,630)	$11,286	$860,466
Net earnings			21,062		572	21,634
Foreign currency translation adjustment				1,971	855	2,826
Unrealized gain (loss) on investment & foreign currency				209		209
Distributions to noncontrolling interest					(1,673)	(1,673)
Additional purchases of noncontrolling interest					1,774	1,774
Issuance of 1,738 shares under employee stock plans	2	144				146
Issuance of 135,776 shares under stock grant programs	136	7,107				7,243
Issuance of 39,346 shares under deferred compensation plans	39	(39)				—
Repurchase of 880 shares	(1)		(82)			(83)
Expense associated with share-based compensation arrangements		571				571
Accrued expense under deferred compensation plans		4,240				4,240
Balance at April 1, 2017	$20,518	$197,356	$670,115	$(3,450)	$12,814	$897,353

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	April 1,	March 26,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,634	$20,255
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	11,392	9,492
Amortization of intangibles	1,119	693
Expense associated with share-based compensation arrangements	571	432
Expense associated with stock grant plans	46	37
Deferred income taxes (credits)	224	(156)
Equity in earnings of investee	(5)	(81)
Net loss on disposition and impairment of assets	(64)	(10)
Changes in:
Accounts receivable	(67,766)	(64,276)
Inventories	(60,984)	(22,159)
Accounts payable and cash overdraft	32,769	21,498
Accrued liabilities and other	(9,676)	4,318
NET CASH FROM OPERATING ACTIVITIES	(70,740)	(29,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,531)	(12,941)
Proceeds from sale of property, plant and equipment	353	132
Acquisitions and purchase of noncontrolling interest, net of cash received	(55,441)	—
Advances of notes receivable	(228)	(1,259)
Collections on notes receivable	721	1,408
Purchases of investments	(819)	—
Proceeds from sale of investments	1,204	—
Other	142	(173)
NET CASH USED IN INVESTING ACTIVITIES	(70,599)	(12,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	281,090	1,235
Repayments under revolving credit facilities	(137,767)	(1,495)
Proceeds from issuance of common stock	146	130
Distributions to noncontrolling interest	(1,673)	(1,170)
Repurchase of common stock	(83)	—
Other	(16)	(5)
NET CASH FROM (USED IN) FINANCING ACTIVITIES	141,697	(1,305)
Effect of exchange rate changes on cash	882	(43)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,240	(44,138)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	34,489	88,342
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$35,729	$44,204

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$34,091	$87,756
Restricted cash, beginning of period	398	586
Cash, cash equivalents, and restricted cash, beginning of period	$34,489	$88,342

Cash and cash equivalents, end of period	$31,020	$43,065
Restricted cash, end of period	4,709	1,139
Cash, cash equivalents, and restricted cash, end of period	$35,729	$44,204

SUPPLEMENTAL INFORMATION:
Interest paid	$497	$355
Income taxes paid (refunded)	2,337	(4,080)
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	3,793	2,955

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10‑K for the fiscal year ended December 31, 2016.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 26, 2016 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	April 1, 2017			March 26, 2016
	Quoted	Prices with		Quoted	Prices with
	Prices in	Other		Prices in	Other
	Active	Observable		Active	Observable
	Markets	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Money market funds	$64	$4,564	$4,628	$65	$3,142	$3,207
Fixed income funds	4,055	—	4,055	1,174	1,983	3,157
Equity securities	5,928	—	5,928	3,233	—	3,233
Mutual funds:
Domestic stock funds	316	—	316	598	—	598
International stock funds	81	—	81	62	—	62
Target funds	246	—	246	216	—	216
Bond funds	203	—	203	192	—	192
Total mutual funds	846	—	846	1,068	—	1,068
Assets at fair value	$10,893	$4,564	$15,457	$5,540	$5,125	$10,665

We maintain money market, mutual funds, bonds, and/or stocks in our non-qualified deferred compensation plan and our wholly owned licensed captive insurance company. These funds are valued at prices quoted in an active exchange market and are included in “Cash and Cash Equivalents”, “Investments”, “Restricted Cash and Cash

UNIVERSAL FOREST PRODUCTS, INC.

Equivalents”, “Restricted Cash”, and “Other Assets”. We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 3 assets or liabilities at April 1, 2017 or March 26, 2016.

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-18, “Statement of Cash Flows (Topic 230)” (ASU 2016-18). Under ASU 2016-18, an entity will be required to explain changes in the statement of cash flows during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in this update should be applied using retrospective transition method to each period presented.  Companies are required to adopt the new standard for fiscal years beginning after December 15, 2017. Early adoption of ASU 2016-18 is permitted, including adoption in an interim period. The Company has early adopted this standard during the first quarter of 2017.

On March 28, 2017, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”) transferred $4.1 million in fixed income securities from its Investment Account and funded an additional $3.8 million in cash to a newly formed collateral trust account in line with regulatory requirements in the State of Michigan to allow Ardellis to act as an admitted carrier in the State.  These funds are intended to safeguard the insureds of the Michigan Branch of Ardellis.  The funds will be classified as restricted investments within “Other Assets” and “Restricted Cash”, respectively.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $10.0 million as of April 1, 2017, consisting of domestic and international stocks, and fixed income bonds.

Ardellis’ available for sale investment portfolio consists of the following:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$4,030	$25	$4,055
Equity	5,209	719	5,928
Total	$9,239	$744	$9,983

Our Fixed Income investments consist of short, intermediate, and long term bonds, as well as fixed blend bonds. Within the fixed income investments, we maintain a specific mixture of US treasury notes, US agency mortgage backed securities, private label mortgage backed securities, and various corporate securities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effected unrealized gain was $744 thousand. Carrying amounts above are recorded in the investments line item within the balance sheet as of April 1, 2017. During 2017, Ardellis investments reported a net realized loss of $45 thousand, which was recorded in interest income on the statement of earnings.

C.       REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations. Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue decreased to approximately $32.0 million, during the first quarter of 2017, from $32.5 million during the same period of 2016.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	April 1,	December 31,	March 26,
	2017	2016	2016
Cost and Earnings in Excess of Billings	$3,063	$2,573	$5,621
Billings in Excess of Cost and Earnings	4,352	4,748	3,700

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
	2017	2016
Numerator:
Net earnings attributable to controlling interest	$21,062	$19,212
Adjustment for earnings allocated to non-vested restricted common stock	(362)	(274)
Net earnings for calculating EPS	$20,700	$18,938
Denominator:
Weighted average shares outstanding	20,470	20,281
Adjustment for non-vested restricted common stock	(351)	(290)
Shares for calculating basic EPS	20,119	19,991
Effect of dilutive stock options	33	29
Shares for calculating diluted EPS	20,152	20,020
Net earnings per share:
Basic	$1.03	$0.95
Diluted	$1.03	$0.95

No options were excluded from the computation of diluted EPS for the quarters ended April 1, 2017 or March 26, 2016.

UNIVERSAL FOREST PRODUCTS, INC.

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

On a consolidated basis, we have reserved approximately $3.6 million and $3.5 million on April 1, 2017, and March 26, 2016, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the Environmental Protection Agency. The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.3 million. As a result, this amount is recorded in other long-term liabilities on April 1, 2017.

In February 2014, one of our operations was served with a federal grand jury subpoena from the Southern District of New York. The subpoena was issued in connection with an investigation being conducted by the US Attorney’s Office for the Southern District of New York. The subpoena requested documents relating to a developer and construction projects for which our operation had provided materials and labor. Following receipt of the subpoena, the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct an internal investigation and respond to the subpoena. The Company cooperated in all respects with the US Attorney’s Office, complied with this subpoena and voluntarily provided additional information. As a result of the internal investigation, in April 2014, two Company employees were terminated for violating the Company’s Code of Business Conduct and Ethics. In May 2015, those ex-employees were indicted by the grand jury. In April 2016, one of the two former employees pled guilty to four of the charges included in the indictment. In May 2016, the other former employee was found guilty by a jury on four of the charges included in the indictment. The Company has not been named as a target and continues to cooperate with the US Attorney’s Office in this matter; however, because of the duration and unique nature of this proceeding, any potential, adverse financial implications to the Company are uncertain.

In addition, on April 1, 2017, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On April 1, 2017, we had outstanding purchase commitments on commenced capital projects of approximately $24.5 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material. We distribute products manufactured by other companies, some of which are no longer in business.

UNIVERSAL FOREST PRODUCTS, INC.

While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no longer exists or has the ability to pay. Historically, these costs have not had a material effect on our consolidated financial statements.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of April 1, 2017 we had approximately $8.2 million outstanding payment and performance bonds for open projects. We had approximately $0.5 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On April 1, 2017, we had outstanding letters of credit totaling $25.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $15.9 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2017 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in three months ended 2017 and 2016 which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment	Business Description
Robbins Manufacturing Co. ("Robbins")	March 6, 2017	$31,818 cash paid for 100% asset purchase	$7,533	$24,285	South	A manufacturer of treated wood products with facilities in Florida, Georgia, and North Carolina. Robbins has annual sales of approximately $86 million.
Quality Hardwood Sales, LLC ("Quality")	March 6, 2017	$23,613 cash paid for 100% asset purchase	$14,266	$9,347	North	A manufacturer and supplier of hardwood products, including components of cabinets used in homes and recreational vehicles. Quality has annual sales of approximately $30 million.
The UBEECO Group Pty. Ltd. ("Ubeeco")	November 29, 2016	$9,455 cash paid for 100% stock purchase	$7,313	$2,142	All Other

A manufacturer and distributor of a variety of wood packaging and alternative material products, including boxes, crates, pallets, skids, protective packaging, packaging accessories and loose lumber. Ubeeco has annual sales of approximately $20 million.

idX Holdings, Inc. ("idX")	September 16, 2016	$66,046 cash paid for 100% stock purchase which includes $11,337 in net cash received. Also, paid $86,294 to retire outstanding debt and $6,536 of certain other obligations.	$17,016	$49,030	All Other	A designer, producer, and installer of customized in-store environments that are used in a range of end markets. idX has annual sales of $300 million.
Seven D Truss, L.P.	July 29, 2016	$1,246 cash paid for asset purchase	$405	$841	North	A manufacturer and distributor of roof and floor trusses. 7D had annual sales of approximately $4.0 million.
Idaho Western, Inc. ("IWI")	June 30, 2016	$10,787 cash paid for 100% stock purchase plus $500 holdback.	$6,817	$4,248	West	A supplier of products ranging from lumber and plywood to siding and doors. IWI had annual sales of approximately $21 million.
Packnet Ltd (“Packnet”)	November 24, 2014 (majority interest) April 15, 2016 (minority interest)	$7,506 November 24, 2014 cash paid for controlling interest and $1,877 cash paid for noncontrolling asset purchase.	$7,885	$1,498	West	A supplier of industrial packaging and services based in Eagan, MN. Packnet had annual sales of $9.6 million.
Capital Components & Millwork, Inc. ("CCM")	April 15, 2016	$1,682 cash paid for asset purchase plus $205 assumed liability	$—	$1,887	North	A producer of doors and trim for customers in the greater Washington, D.C., metro area and Virginia. CCM had approximately $16.6 million in annual sales.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2017, excluding idX, Ubeeco, Quality, and Robbins.  Initial estimates have been made for idX, Ubeeco, Quality, and Robbins’ identifiable intangible and goodwill allocations and deferred tax which will be completed in 2017.

G.       SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in our North, South, and West divisions. The exceptions to this geographic reporting and management structure are (a) the Company’s Alternative Materials Division, which offers a portfolio of non-wood products and distributes those products nation-wide (b) the Company’s distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry nation-wide and is accounted for as a reporting unit within the

UNIVERSAL FOREST PRODUCTS, INC.

North segment, and (c) the idX division, which designs, produces, and installs customized in-store environments, for customers world-wide.

With respect to the facilities in the north, south, and west segments, these facilities generally supply the three markets the Company serves nationally - Retail, Industrial, and Construction. Also, substantially all of our facilities support customers in the immediate geographical region surrounding the facility.

Our Alternative Materials, International and recently acquired idX division, have been included in the “All Other” column of the table below. The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended April 1, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$227,920	$188,743	$319,161	$110,306	$—	$846,130
Intersegment net sales	16,171	17,278	21,833	20,006	—	75,288
Segment operating profit (loss)	9,978	10,689	18,305	604	(5,755)	33,821

	Three Months Ended March 26, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$202,725	$165,099	$277,588	$36,739	$—	$682,151
Intersegment net sales	13,114	9,190	22,256	5,450	—	50,010
Segment operating profit	9,289	12,136	17,320	2,561	(9,395)	31,911

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 33.2% in the first quarter of 2017 compared to 34.7% for same period of 2016, primarily due to recording a tax deduction for certain share-based compensation and fees at fair market value.

UNIVERSAL FOREST PRODUCTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Universal Forest Products, Inc. is a holding company with subsidiaries throughout North America, Europe, Asia, and in Australia that supply wood, wood composite and other products to three robust markets: retail, industrial, and construction. The Company is headquartered in Grand Rapids, Mich. For more information about Universal Forest Products, Inc., or its affiliated operations, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2017.

OVERVIEW

Our results for the first quarter of 2017 were impacted by the following:

•

Our gross sales increased by 23% compared to the first quarter of 2016, which was comprised of a 17% increase in unit sales and a 6% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Acquired operations contributed 12% to our unit sales growth.  Our 5% organic growth rate was primarily driven by our sales to “big box” retail, residential construction, and manufactured housing customers, offset by a decline in sales to certain independent retail customers primarily due to inclement weather in certain regions of the country in the first quarter of 2017.

•

Our operating profits increased by 6%, which compares unfavorably with our 17% increase in unit sales.  The shortfall in our profit growth was primarily due to the impact of acquired operations which contributed unit sales growth without a commensurate increase in operating profits resulting from the seasonality of sales, whereby first quarter sales are significantly lower than other quarters for these operations, and amount of fixed selling, general and administrative costs.  Consequently, we do not currently anticipate this trend to continue in future quarters.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2017	2016
January	$356	$316
February	393	310
March	401	321

First quarter average	$383	$316

First quarter percentage change	21.2%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprises approximately 44% and 41% of total lumber purchases through the first three months of 2017 and 2016, respectively.

	Random Lengths SYP
	Average $/MBF
	2017	2016
January	$397	$358
February	420	357
March	433	366

First quarter average	$417	$360

First quarter percentage change	15.8%

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 52.1% and 49.9% of our sales in the first three months of 2017 and 2016, respectively.

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

•

Products with fixed selling prices. These products include value-added products such as deck components and fencing sold to retail customers, as well as trusses, wall panels and other components sold to the construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we

UNIVERSAL FOREST PRODUCTS, INC.

attempt to lock in costs with our suppliers for these sales commitments. Also, the time period and quantity limitations eventually allow us to re-price our products for changes in lumber costs from our suppliers.

•

Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

•

Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 18% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10‑K, filed with the United States Securities and Exchange Commission.)

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

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits, but does impact our margins. Gross margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.  In order to more effectively evaluate our profitability in such periods, we believe it is useful to compare our change in units shipped with our changes in costs and profits.

UNIVERSAL FOREST PRODUCTS, INC.

BUSINESS COMBINATIONS

We completed two business acquisitions during the first three months of 2017 and six during all of 2016. The annual historical sales attributable to acquisitions completed in 2017 and 2016 was approximately $116.0 million and $361.6 million, respectively. These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2017 or 2016 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	April 1,	March 26,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold	85.7	84.9
Gross profit	14.3	15.1
Selling, general, and administrative expenses	10.3	10.4
Earnings from operations	4.0	4.7
Other expense (income), net	0.2	0.1
Earnings before income taxes	3.8	4.6
Income taxes	1.3	1.6
Net earnings	2.6	3.0
Less net earnings attributable to noncontrolling interest	(0.1)	(0.2)
Net earnings attributable to controlling interest	2.5%	2.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail stores, commercial and other structures.  Our strategic long-term sales objectives include:

•

Diversifying our end market sales mix by increasing sales of specialty wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures used in a variety of markets. Expanding geographically in our core businesses, domestically and internationally.

•	Expanding geographically in our core businesses, domestically and internationally.
•

Increasing sales of "value-added" products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail  market, specialty wood packaging, engineered wood components, customized interior fixtures, and "wood alternative" products. Engineered wood components include roof

UNIVERSAL FOREST PRODUCTS, INC.

trusses, wall panels, and floor systems.  Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.

•	Maximizing unit sales growth while achieving return on investment goals
•

Developing new products and expanding our product offering for existing customers. New product sales were $74.6 million in the first quarter of 2017 compared to $64.7 million during the first quarter of 2016.

	New Product Sales
	Three Months Ended
(in thousands)	April 1,	March 26,
Market Classification	2017	2016	% Change
Retail	$39,438	$34,096	15.7%
Industrial	21,309	19,529	9.1%
Construction	13,809	11,027	25.2%
Total New Product Sales	74,556	64,652	15.3%

Note:  Certain prior year product reclassifications and the change in designation of certain products as “new” resulted in a change in prior year’s sales.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended
(in thousands)	April 1,	March 26,
Market Classification	2017	2016	% Change
Retail	$311,750	$271,258	14.9%
Industrial	277,242	201,649	37.5%
Construction	267,817	220,957	21.2%
Total Gross Sales	856,809	693,864	23.5%
Sales Allowances	(10,679)	(11,713)	-8.8%
Total Net Sales	$846,130	$682,151	24.0%

Note:  During 2017, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Gross sales in the first quarter of 2017 increased over 23% compared to the same period of 2016, due to a 17% increase in unit sales and a 6% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 12% to our unit sales growth and our organic unit sales growth was 5%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased almost 15% in the first quarter of 2017 compared to the same period of 2016, due to a 9% increase in unit sales and a 6% increase in selling prices. Within this market, sales to our big box customers increased 19% and sales to other independent retailers increased almost 9%.  Businesses we acquired contributed 7% to our growth in unit sales primarily to independent retail customers.  Our growth in sales to these customers was adversely impacted by inclement weather in certain regions of the country in the first quarter of 2017.

UNIVERSAL FOREST PRODUCTS, INC.

Industrial:

Gross sales to the industrial market increased over 37% in the first quarter of 2017 compared to the same period of 2016, resulting from a 33% increase in unit sales and a 4% increase in selling prices. Businesses we acquired contributed 29% to our growth in unit sales.  Our organic growth in unit sales of 4% was primarily achieved by increasing the number of locations we serve of existing customers and a small improvement in demand from these customers.

Construction:

Gross sales to the construction market increased almost 21% in the first quarter of 2017 compared to 2016. The increase was due to a 13% increase in unit sales and an 8% increase in our selling prices. Our increase in unit sales was driven by a 14% increase to manufactured housing customers, a 5% increase to commercial construction customers, and a 16% increase to residential construction customers.

By comparison (and based upon various industry publications):

•	Production of HUD-code manufactured homes in January through February 2017, the most recent period reported, was up 26.3% compared to the same period of 2016.
•	Modular home shipments decreased by 10.3% in the fourth quarter of 2016, the most recent period reported.
•	Non-residential construction activity in January and February increased approximately 11.7% compared to the same period of 2016.
•	National housing starts increased approximately 7.0% in the period from December 2016 through February 2017 (our sales trail housing starts by about a month) compared to the same period of 2016.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales. Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended
	April 1,	March 26,
	2017	2016
Value-Added	62.7%	61.0%
Commodity-Based	37.3%	39.0%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 14.3% from 15.1% comparing the first quarter of 2017 to the same period of 2016 due to the higher level of year over year lumber prices comparing the first quarter of 2017 with the first quarter of 2016.

Our gross profit dollars increased by $18.0 million, or 17.5%, which compares favorably with our 17% increase in unit sales. The increase in our gross profit dollars was impacted by the following factors:

•

Almost $5 million of our gross profit increase was attributable to our unit sales growth and profitability improvements on sales to the retail market.  Profit improvements resulted from favorable sales mix changes and the impact of higher trending lumber prices on products we sell with a variable price indexed to the lumber market.

•

Our growth in unit sales to the industrial market resulted in over $4 million improvement to our gross profit, which was primarily due to the businesses we acquired since March of 2016.  The favorable impact of

UNIVERSAL FOREST PRODUCTS, INC.

acquired operations was significantly offset by the impact of the higher cost of lumber on products we sell with fixed selling prices for a certain time period.
•	Almost $6 million of our gross profit increase was attributable to our unit sales growth to the construction market.
•	The remaining increase was due to vendor rebate and sales allowance improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $16.1 million, or 22.7%, in the first quarter of 2017 compared to the same period of 2016, while we reported a 17% increase in unit sales. Acquired operations contributed approximately $13 million to our year over year increase.  The remaining increase was primarily due to an increase in compensation and benefit costs and a foreign currency exchange loss.

Our “core” SG&A expenses, excluding accrued bonus expense, were $78.8 million and $62.4 million, in the first quarters of 2017 and 2016, respectively, due to the factors discussed above.  In the fourth quarter of 2016 our core SG&A expense was approximately $77 million.

INTEREST, NET

Net interest costs were higher in the first quarter of 2017 compared to the same period of 2016 due to carrying a higher amount of debt and due to an increase in short-term borrowing rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences. Our effective tax rate was 33.2% in the first quarter of 2017 compared to 34.7% for same period of 2016, primarily due to recording a tax deduction for certain share-based compensation and fees at fair market value.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	April 1,	March 26,	$	%	April 1,	March 26,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
North	$227,920	$202,725	$25,195	12.4%	$9,978	$9,289	$689	7.4%
South	188,743	165,099	23,644	14.3%	10,689	12,136	(1,447)	(11.9)%
West	319,161	277,588	41,573	15.0%	18,305	17,320	985	5.7%
All Other	110,306	36,739	73,567	200.2%	604	2,561	(1,957)	(76.4)%
Corporate	—	—	—	—	(5,755)	(9,395)	3,640	38.7%
Total	$846,130	$682,151	$163,979	24.0%	$33,821	$31,911	$1,910	6.0%

(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

UNIVERSAL FOREST PRODUCTS, INC.

North

	Net Sales
	North Segment by Market
	Three Months Ended
(in thousands)	April 1,	March 26,
Market Classification	2017	2016	% Change
Retail	$86,944	$85,044	2.2%
Industrial	32,386	28,616	13.2%
Construction	112,795	92,391	22.1%
Total Gross Sales	232,125	206,051	12.7%
Sales Allowances	(4,205)	(3,326)	26.4%
Total Net Sales	$227,920	$202,725	12.4%

Net sales attributable to the North reportable segment increased in the first quarter of 2017 compared to 2016 primarily due to an increase in sales to the construction and industrial markets.  Our sales to the construction market increased due to the same factors previously discussed.  Acquired operations contributed $3.1 million to our industrial sales increase.

Earnings from operations for the North reportable segment increased in the first quarter of 2017 by $0.7 million, or 7.4%, due to an increase in gross profit of $2.5 million offset by a $1.8 million increase in SG&A expenses compared to last year.

South

	Net Sales
	South Segment by Market
	Three Months Ended
(in thousands)	April 1,	March 26,
Market Classification	2017	2016	% Change
Retail	$84,323	$72,277	16.7%
Industrial	61,418	59,419	3.4%
Construction	47,085	36,503	29.0%
Total Gross Sales	192,826	168,199	14.6%
Sales Allowances	(4,083)	(3,100)	31.7%
Total Net Sales	$188,743	$165,099	14.3%

Net sales attributable to the South reportable segment increased in the first quarter of 2017 compared to 2016 primarily due to an increase in sales to retail and construction customers.  Our sales to the retail market increased primarily due to acquired operations which contributed $7.8 million of sales growth, as well as increased sales with “big box” customers.  Our sales to the construction market increased primarily due to increased industry production of manufactured homes.

Earnings from operations for the South reportable segment decreased in the first quarter of 2017 by $1.4 million, or 11.9%, due to a decrease in gross profit of $1.1 million and an increase of $0.3 million in SG&A expenses.  The decrease in gross profit was primarily due to higher lumber costs relative to our fixed selling prices on products to the industrial market in the first three months of 2017.

UNIVERSAL FOREST PRODUCTS, INC.

West

	Net Sales
	West Segment by Market
	Three Months Ended
(in thousands)	April 1,	March 26,
Market Classification	2017	2016	% Change
Retail	$98,848	$85,136	16.1%
Industrial	116,355	103,958	11.9%
Construction	107,822	92,065	17.1%
Total Gross Sales	323,025	281,159	14.9%
Sales Allowances	(3,864)	(3,571)	8.2%
Total Net Sales	$319,161	$277,588	15.0%

Net sales attributable to the West reportable segment increased in the first quarter of 2017 compared to 2016 due to the following:

•	Higher lumber prices
•	Acquisitions contributed $2.1 million, $1.1 million, and $2.9 million in sales growth to the retail, industrial, and construction markets, respectively.
•	An increase in demand from our big box customers within our retail market
•	An increase in demand and market share gain within our industrial and construction markets

Earnings from operations for the West reportable segment increased in the first quarter of 2017 by $1.0 million, or 5.7%, compared to the same period in 2016 due to a $2.4 million increase in gross profit, offset by a $1.4 million increase in SG&A expenses.

All Other

	Net Sales
	All Other Segment by Market
	Three Months Ended
(in thousands)	April 1,	March 26,
Market Classification	2017	2016	% Change
Retail	$41,636	$28,802	44.6%
Industrial	67,083	9,653	594.9%
Construction	114	—	-%
Total Gross Sales	108,833	38,455	183.0%
Sales Allowances & Other	1,473	(1,716)	(185.8)%
Total Net Sales	$110,306	$36,739	200.2%

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

Net sales attributable to All Other reportable segments increased in the first quarter of 2017 compared to 2016 due to:

•	a $53.5 million increase in the industrial market from businesses we acquired since March of 2016
•	a $9.4 million increase in sales within our International segment.
•	a $4.4 million increase in sales by our Consumer Products reporting unit to the retail market.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for All Other reportable segments decreased during the first quarter of 2017 by $2.0 million, or 76.4%, compared to the same period of 2016, primarily due to acquired operations.  These businesses are seasonal and sales volume is significantly lower in the first quarter compared to other quarters.  During the first three months of 2017, gross profit dollars increased $12.3 million, offset by an increase in SG&A expenses of $14.3 million compared to the same period of 2016.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	April 1,	March 26,
	2017	2016
Cash from operating activities	$(70,740)	$(29,957)
Cash used in investing activities	(70,599)	(12,833)
Cash from (used in) financing activities	141,697	(1,305)
Effect of exchange rate changes on cash	882	(43)
Net change in all cash and cash equivalents	1,240	(44,138)
Cash, cash equivalents, and restricted cash, beginning of period	34,489	88,342
Cash, cash equivalents, and restricted cash, end of period	$35,729	$44,204

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 59 days in the first three months of 2017 from 54 days in the first three months of 2016, due to the impact of acquired operations which carry comparatively higher

UNIVERSAL FOREST PRODUCTS, INC.

investments in inventory than our other operations.  Excluding acquired operations our cash cycle was 53 days in the first quarter of 2017.

	Three Months Ended
	April 1,	March 26,
	2017	2016
Days of sales outstanding	32	32
Days supply of inventory	48	44
Days payables outstanding	(21)	(22)
Days in cash cycle	59	54

Excluding acquisitions, our reportable segments experienced minimal fluctuations within each metric cash cycle.

In the first three months of 2017, our cash used in operating activities was $70.7 million, which was comprised of net earnings of $21.6 million, $13.3 million of non-cash expenses, and a $105.6 million seasonal increase in working capital since the end of December 2016.  Comparatively, cash used in operating activities was $30.0 million in the first three months of 2016, which was comprised of net earnings of $20.2 million and $10.4 million of non-cash expenses, offset by a $60.6 million seasonal increase in working capital since the end of 2015.

Acquisitions comprised most of our cash used in investing activities during the first three months of 2017 and totaled $55.4 million. Additionally, purchases of property, plant, and equipment totaled approximately $16.5 million and outstanding purchase commitments on existing capital projects totaled approximately $24.5 million on April 1, 2017. We currently plan to spend $70 million for the year in 2017 on capital expenditures.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures were $12.9 million during the first quarter of 2016.  The increase in our capital expenditures is primarily due to requirements of our recently acquired operations.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $143.3 million, as a result of seasonal working capital requirements and to finance the acquisitions we completed in the first quarter of 2017.

On April 1, 2017, we had $167.8 million outstanding on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on April 1, 2017; as a result, we have approximately $117.4 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under a “shelf agreement” for long term debt with a current lender. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on April 1, 2017.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 31, 2016.

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

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We have entered into forward foreign exchange rate contracts in 2017 and may enter into further forward contracts in the future associated with mitigating the foreign currency exchange risk. Historically, our hedge contracts are deemed immaterial to the financial statements, however any material hedge contract in the future will be disclosed.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended April 1, 2017 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended April 1, 2017, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
January 1 - February 4, 2017	—	—	—	2,869,603
February 5 - March 4, 2017	—	—	—	2,869,603
March 5 - April 1, 2017	880	$ 93.86	—	2,868,723

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

*Indicates a compensatory arrangement.

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.

Date: May 3, 2017	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 3, 2017	By:	/s/ Michael R. Cole
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

*Indicates a compensatory arrangement.