Form 10-Q
period 2017-07-01
UNIVERSAL FOREST PRODUCTS INC
filed 2017-08-02
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 1, 2017
Common stock, no par value	20,421,775

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	July 1,	December 31,	June 25,
	2017	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,625	$34,091	$87,517
Restricted cash	905	398	909
Investments	10,401	10,348	9,740
Accounts receivable, net	398,529	282,253	318,505
Inventories:
Raw materials	218,356	198,954	165,857
Finished goods	220,079	198,273	131,939
Total inventories	438,435	397,227	297,796
Refundable income taxes	—	11,459	—
Other current assets	21,970	20,662	15,238
TOTAL CURRENT ASSETS	894,865	756,438	729,705
DEFERRED INCOME TAXES	1,981	1,546	2,541
RESTRICTED INVESTMENTS	7,911	—	—
OTHER ASSETS	7,842	8,617	7,470
GOODWILL	213,597	198,535	181,381
INDEFINITE-LIVED INTANGIBLE ASSETS	2,340	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	37,547	26,731	14,170
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	735,474	699,462	649,652
Less accumulated depreciation and amortization	(419,518)	(401,611)	(392,753)
PROPERTY, PLANT AND EQUIPMENT, NET	315,956	297,851	256,899
TOTAL ASSETS	1,482,039	1,292,058	1,194,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$22,769	$19,761	$—
Accounts payable	160,250	124,660	126,095
Accrued liabilities:
Compensation and benefits	77,187	92,441	74,919
Income taxes	960	—	1,755
Other	48,063	32,281	35,321
Current portion of long-term debt	2,378	2,634	1,093
TOTAL CURRENT LIABILITIES	311,607	271,777	239,183
LONG-TERM DEBT	204,752	109,059	84,530
DEFERRED INCOME TAXES	20,360	20,817	25,092
OTHER LIABILITIES	28,959	29,939	26,066
TOTAL LIABILITIES	565,678	431,592	374,871
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, no par value; shares authorized 80,000,000; issued and outstanding, 20,421,775, 20,342,069 and 20,307,463	20,422	20,342	20,307
Additional paid-in capital	199,092	185,333	182,710
Retained earnings	684,808	649,135	609,718
Accumulated other comprehensive income	(2,590)	(5,630)	(4,149)
Total controlling interest shareholders’ equity	901,732	849,180	808,586
Noncontrolling interest	14,629	11,286	11,049
TOTAL SHAREHOLDERS’ EQUITY	916,361	860,466	819,635
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,482,039	$1,292,058	$1,194,506

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
NET SALES	$1,072,375	$872,093	$1,918,505	$1,554,244
COST OF GOODS SOLD	924,135	740,606	1,649,526	1,320,018
GROSS PROFIT	148,240	131,487	268,979	234,226
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	94,341	77,822	181,259	148,651
EARNINGS FROM OPERATIONS	53,899	53,665	87,720	85,575
INTEREST EXPENSE	1,840	1,103	3,343	2,179
INTEREST INCOME	(329)	(208)	(411)	(312)
EQUITY IN EARNINGS OF INVESTEE	(21)	(110)	(26)	(192)
	1,490	785	2,906	1,675
EARNINGS BEFORE INCOME TAXES	52,409	52,880	84,814	83,900
INCOME TAXES	17,835	18,643	28,605	29,407
NET EARNINGS	34,574	34,237	56,209	54,493
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(932)	(839)	(1,505)	(1,882)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$33,642	$33,398	$54,704	$52,611

EARNINGS PER SHARE - BASIC	$1.64	$1.64	$2.67	$2.59
EARNINGS PER SHARE - DILUTED	$1.64	$1.64	$2.66	$2.58

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	34,574	34,237	56,209	54,493
OTHER COMPREHENSIVE GAIN (LOSS)	1,387	(807)	4,422	(365)
COMPREHENSIVE INCOME	35,961	33,430	60,631	54,128
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,460)	(235)	(2,887)	(1,081)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$34,501	$33,195	$57,744	$53,047

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 26, 2015	$20,142	$171,562	$565,636	$(4,585)	$13,654	$766,409
Net earnings			52,611		1,882	54,493
Foreign currency translation adjustment				250	(801)	(551)
Unrealized gain (loss) on investment & foreign currency				186		186
Distributions to noncontrolling interest					(1,731)	(1,731)
Purchases of noncontrolling interest		855			(1,955)	(1,100)
Cash dividends $0.420 per share			(8,529)			(8,529)
Issuance of 3,708 shares under employee stock plans	3	287				290
Issuance of 114,132 shares under stock grant programs	114	5,134				5,248
Issuance of 47,914 shares under deferred compensation plans	48	(48)				—
Expense associated with share-based compensation arrangements		977				977
Accrued expense under deferred compensation plans		3,943				3,943
Balance at June 25, 2016	$20,307	$182,710	$609,718	$(4,149)	$11,049	$819,635
Balance at December 31, 2016	20,342	185,333	649,135	(5,630)	11,286	860,466
Net earnings			54,704		1,505	56,209
Foreign currency translation adjustment				2,817	1,382	4,199
Unrealized gain (loss) on investment & foreign currency				223		223
Distributions to noncontrolling interest					(1,953)	(1,953)
Additional purchases of noncontrolling interest					2,409	2,409
Cash dividends - $0.450 per share			(9,208)			(9,208)
Issuance of 4,233 shares under employee stock plans	5	327				332
Issuance of 142,145 shares under stock grant programs	142	7,068				7,210
Issuance of 44,208 shares under deferred compensation plans	44	(44)				—
Repurchase of 110,880 shares	(111)		(9,823)			(9,934)
Expense associated with share-based compensation arrangements		1,282				1,282
Accrued expense under deferred compensation plans		5,126				5,126
Balance at July 1, 2017	$20,422	$199,092	$684,808	$(2,590)	$14,629	$916,361

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	July 1,	June 25,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$56,209	$54,493
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	23,248	19,178
Amortization of intangibles	2,377	1,285
Expense associated with share-based compensation arrangements	1,282	977
Expense associated with stock grant plans	99	70
Deferred income taxes	355	55
Equity in earnings of investee	(26)	(192)
Net loss on disposition and impairment of assets	(328)	50
Changes in:
Accounts receivable	(101,239)	(95,198)
Inventories	(26,979)	7,564
Accounts payable and cash overdraft	38,146	31,320
Accrued liabilities and other	22,067	20,439
NET CASH FROM OPERATING ACTIVITIES	15,211	40,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,549)	(24,269)
Proceeds from sale of property, plant and equipment	1,039	309
Acquisitions, net of cash received	(59,658)	(1,682)
Purchase of remaining noncontrolling interest, net of cash received	—	(1,100)
Cash contributed from noncontrolling interest	464	—
Advances of notes receivable	(228)	(2,946)
Collections on notes receivable	1,041	3,731
Purchases of investments	(15,118)	(3,571)
Proceeds from sale of investments	7,247	901
Other	(125)	(736)
NET CASH USED IN INVESTING ACTIVITIES	(99,887)	(29,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	444,601	3,162
Repayments under revolving credit facilities	(349,311)	(3,210)
Proceeds from issuance of common stock	331	290
Dividends paid to shareholders	(9,207)	(8,529)
Distributions to noncontrolling interest	(1,953)	(1,731)
Repurchase of common stock	(9,934)	—
Other	(6)	(15)
NET CASH FROM (USED IN) FINANCING ACTIVITIES	74,521	(10,033)
Effect of exchange rate changes on cash	1,196	(561)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,959)	84
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	34,489	88,342
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$25,530	$88,426

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$34,091	$87,756
Restricted cash, beginning of period	398	586
Cash, cash equivalents, and restricted cash, beginning of period	$34,489	$88,342

Cash and cash equivalents, end of period	$24,625	$87,517
Restricted cash, end of period	905	909
Cash, cash equivalents, and restricted cash, end of period	$25,530	$88,426

SUPPLEMENTAL INFORMATION:
Interest paid	$3,049	$2,220
Income taxes paid	15,895	19,789
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	4,231	3,375

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 25, 2016 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	July 1, 2017			June 25, 2016
	Quoted	Prices with		Quoted	Prices with
	Prices in	Other		Prices in	Other
	Active	Observable		Active	Observable
	Markets	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Money market funds	$64	$891	$955	$65	$506	$571
Fixed income funds	1,495	6,451	7,946	1,935	2,383	4,318
Equity securities	9,822	—	9,822	4,944	—	4,944
Mutual funds:
Domestic stock funds	330	—	330	756	—	756
International stock funds	84	—	84	69	—	69
Target funds	254	—	254	231	—	231
Bond funds	206	—	206	199	—	199
Total mutual funds	874	—	874	1,255	—	1,255
Assets at fair value	$12,255	$7,342	$19,597	$8,199	$2,889	$11,088

We maintain money market, mutual funds, bonds, and/or stocks in our non-qualified deferred compensation plan and our wholly owned licensed captive insurance company. These funds are valued at prices quoted in an active exchange market and are included in “Cash and Cash Equivalents”, “Investments”, “Restricted Cash”, and

UNIVERSAL FOREST PRODUCTS, INC.

“Restricted Investments”. We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 3 assets or liabilities at July 1, 2017 or June 25, 2016.

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

In the first six months of 2017, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”) transferred $4.1 million in fixed income securities from its Investment Account and purchased an additional $3.8 million in fixed income securities which are held in a newly formed collateral trust account in line with regulatory requirements in the State of Michigan to allow Ardellis to act as an admitted carrier in the State.  These funds are intended to safeguard the insureds of the Michigan Branch of Ardellis.  The funds are classified as “Restricted Investments”.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $17.8 million as of July 1, 2017, consisting of domestic and international stocks, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$7,939	$8	$7,947
Equity	9,045	776	9,821
Total	$16,984	$784	$17,768

Our Fixed Income investments consist of short, intermediate, and long term bonds, as well as fixed blend bonds. Within the fixed income investments, we maintain a specific mixture of US treasury notes, US agency mortgage backed securities, private label mortgage backed securities, and various corporate securities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effected unrealized gain was $784 thousand. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of July 1, 2017. During the first six months of 2017, Ardellis investments reported a net realized gain of $156 thousand, which was recorded in interest income on the statement of earnings.

C.       REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations. Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue increased to approximately $31.1 million, during the second quarter of 2017, from $30.9 million during the same period of 2016.  Construction contract revenue was approximately $63.0 million and $63.4 million through the first six months of 2017 and 2016, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	July 1,	December 31,	June 25,
	2017	2016	2016
Cost and Earnings in Excess of Billings	$3,521	$2,573	$2,835
Billings in Excess of Cost and Earnings	3,725	4,748	5,407

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Numerator:
Net earnings attributable to controlling interest	$33,642	$33,398	$54,704	$52,611
Adjustment for earnings allocated to non-vested restricted common stock	(663)	(557)	(994)	(816)
Net earnings for calculating EPS	$32,979	$32,841	$53,710	$51,795
Denominator:
Weighted average shares outstanding	20,544	20,387	20,494	20,335
Adjustment for non-vested restricted common stock	(405)	(340)	(373)	(315)
Shares for calculating basic EPS	20,139	20,047	20,121	20,020
Effect of dilutive stock options	31	31	37	31
Shares for calculating diluted EPS	20,170	20,078	20,158	20,051
Net earnings per share:
Basic	$1.64	$1.64	$2.67	$2.59
Diluted	$1.64	$1.64	$2.66	$2.58

No options were excluded from the computation of diluted EPS for the quarters ended July 1, 2017 or June 25, 2016.

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

On a consolidated basis, we have reserved approximately $3.6 million and $3.4 million on July 1, 2017, and June 25, 2016, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the Environmental Protection Agency. The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.2 million. As a result, this amount is recorded in other long-term liabilities on July 1, 2017.

In February 2014, one of our operations was served with a federal grand jury subpoena from the Southern District of New York. The subpoena was issued in connection with an investigation being conducted by the US Attorney’s Office for the Southern District of New York. The subpoena requested documents relating to a developer and construction projects for which our operation had provided materials and labor. Following receipt of the subpoena, the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct an internal investigation and respond to the subpoena. The Company cooperated in all respects with the US Attorney’s Office, complied with this subpoena and voluntarily provided additional information. As a result of the internal investigation, in 2014, two Company employees were terminated for violating the Company’s Code of Business Conduct and Ethics. In May 2015, those ex-employees were indicted by the grand jury. In April 2016, one of the two former employees pled guilty to four of the charges included in the indictment. In May 2016, the other former employee was found guilty by a jury on four of the charges included in the indictment. The Company has not been named as a target and continues to cooperate with the US Attorney’s Office in this matter; however, because of the duration and unique nature of this proceeding, any potential, adverse financial implications to the Company are uncertain.  Based upon prior communications with the US Attorney’s Office, we do not believe that the resolution of this matter will have a material adverse impact on our financial condition or the results of our operations.

In addition, on July 1, 2017, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On July 1, 2017, we had outstanding purchase commitments on commenced capital projects of approximately $29.5 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of July 1, 2017 we had approximately $8.2 million outstanding payment and performance bonds for open projects. We had approximately $2.3 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On July 1, 2017, we had outstanding letters of credit totaling $26.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

We did not enter into any new guarantee arrangements during the second quarter of 2017 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in six months ended 2017 and 2016 which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	May 26, 2017	$5,042 cash paid for 100% asset purchase	$4,880	$162	South
Go Boy Pallets, LLC ("Go Boy")

A manufacturer and distributor of industrial pallets and packaging in Georgia and North Carolina.  Go Boy has annual sales of approximately $8 million.  The acquisition of Go Boy enabled us to expand our industrial packaging product offering and lumber sourcing in this region.

UNIVERSAL FOREST PRODUCTS, INC.

	March 6, 2017	$31,818 cash paid for 100% asset purchase	$7,533	$24,285	South
Robbins Manufacturing Co. ("Robbins")

A manufacturer of treated wood products with facilities in Florida, Georgia, and North Carolina.  Robbins has annual sales of approximately $86 million.  The acquisition of Robbins allowed us to expand our presence in this region and serve customers more cost effectively.

	March 6, 2017	$22,789 cash paid for 100% asset purchase	$14,341	$8,448	North
Quality Hardwood Sales, LLC ("Quality")

A manufacturer and supplier of hardwood products, including components of cabinets used in homes and recreational vehicles.  Quality has annual sales of approximately $30 million.  The acquisition of Quality enabled us to expand our product offering to include hardwood-based products.

	November 29, 2016	$9,455 cash paid for 100% stock purchase	$7,313	$2,142	All Other
The UBEECO Group Pty. Ltd. ("Ubeeco")

A manufacturer and distributor of a variety of wood packaging and alternative material products, including boxes, crates, pallets, skids, protective packaging, packaging accessories and loose lumber. Ubeeco has annual sales of approximately $20 million.  The acquisition of Ubeeco allows us to make progress on our goal of becoming a global provider of packaging solutions.

	September 16, 2016	$66,046 cash paid for 100% stock purchase which includes $11,337 in net cash received. Also, paid $86,294 to retire outstanding debt and $6,536 of certain other obligations.	$17,016	$49,030	All Other
idX Holdings, Inc. ("idX")

A designer, producer, and installer of customized interior fixtures and related products used in a variety of commercial structures.  idX has annual sales of $300 million.  The acquisition of idX enables us to enhance our design, product and service offering to become a tier 1 supplier of interior fixtures to retail customers, and continue to use idX's capabilities to continue to develop new markets for growth.  Our goal is to achieve long-term synergies, including:

	a.	Eliminating redundant administrative support costs.
	b.	Using the scale advantage of the Company to reduce material costs of common raw materials.
	c.	Utilizing manufacturing capacity of certain existing locations to supply idX.
	d.	Utilizing idX’s international footprint to identify sourcing opportunities for certain products.
	e.	Cross selling one another’s products and services with our respective customers.
	f.	Collaborating on new product development.
	July 29, 2016	$1,246 cash paid for asset purchase	$405	$841	North
Seven D Truss, L.P.

A manufacturer and distributor of roof and floor trusses. 7D had annual sales of approximately $4.0 million.  The acquisition of 7D gave us the opportunity to consolidate operations with our Gordon, Pennsylvania location.

	June 30, 2016	$10,787 cash paid for 100% stock purchase plus $500 holdback.	$6,817	$4,248	West
Idaho Western, Inc. ("IWI")

A supplier of products ranging from lumber and plywood to siding and doors. IWI had annual sales of approximately $21 million.  The acquisition of IWI allowed us to expand our presence in Boise, Idaho and consolidate with our Rapid Wood operations.

UNIVERSAL FOREST PRODUCTS, INC.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2017, excluding idX, Ubeeco, Quality, Robbins, and Go Boy.  Initial estimates have been made for idX, Ubeeco, Quality, and Robbins’ identifiable intangible and goodwill allocations and deferred tax which will be completed in 2017.

G.       SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in our North, South, and West divisions. The exceptions to this geographic reporting and management structure are (a) the Company’s Alternative Materials Division, which offers a portfolio of non-wood products and distributes those products nation-wide (b) the Company’s distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry nation-wide and is accounted for as a reporting unit within the North segment, and (c) the idX division, which designs, produces, and installs customized in-store environments, for customers world-wide.

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

	Three Months Ended July 1, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$319,554	$221,583	$390,868	$140,370	$—	$1,072,375
Intersegment net sales	16,790	19,378	22,249	49,197	—	107,614
Segment operating profit	16,246	10,229	24,704	5,798	(3,078)	53,899

	Three Months Ended June 25, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$288,185	$194,425	$326,619	$62,864	$—	$872,093
Intersegment net sales	14,638	9,860	21,015	6,535	—	52,048
Segment operating profit	19,136	13,794	21,153	6,021	(6,439)	53,665

	Six Months Ended July 1, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$547,475	$410,326	$710,030	$250,674	$—	$1,918,505
Intersegment net sales	32,962	36,656	44,082	68,127	—	181,827
Segment operating profit (loss)	26,224	20,918	43,008	6,404	(8,834)	87,720

UNIVERSAL FOREST PRODUCTS, INC.

	Six Months Ended June 25, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$490,910	$359,524	$604,207	$99,603	$—	$1,554,244
Intersegment net sales	27,752	19,051	43,271	11,985	—	102,059
Segment operating profit	28,425	25,930	38,472	8,582	(15,834)	85,575

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 34.0% in the second quarter of 2017 compared to 35.3% for same period in 2016.  Our effective tax rate was 33.7% in the first six months of 2017 compared to 35.0% in 2016,  primarily due to recording a tax deduction for certain share-based compensation and fees at fair market value.

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

OVERVIEW

Our results for the second quarter of 2017 were impacted by the following:

•

Our gross sales increased by 23% compared to the second quarter of 2016, which was comprised of a 16% increase in unit sales and a 7% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Acquired operations contributed 12% to our unit sales growth.  Our 4% organic growth rate was primarily driven by our sales to industrial,  “big box” retail, residential construction, and manufactured housing customers.  Unit sales to commercial construction customers were flat and decreased to our independent retail customers.

•

Our operating profits increased modestly by 0.4%, which compares unfavorably with our 16% increase in unit sales.  The shortfall in our profit growth was primarily due to the impact of volatile lumber prices on gross profits and the impact of acquired operations which contributed unit sales growth without a commensurate increase in operating profits.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2017	2016
January	$356	$316
February	393	310
March	401	321
April	424	345
May	416	356
June	399	353

Second quarter average	$413	$351
Year-to-date average	$398	$334

Second quarter percentage change	17.7%
Year-to-date percentage change	19.2%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 46% of total lumber purchases through the first six months of 2017 and 2016.

	Random Lengths SYP
	Average $/MBF
	2017	2016
January	$397	$358
February	420	357
March	433	366
April	438	389
May	416	397
June	399	382

Second quarter average	$418	$389
Year-to-date average	$417	$375

Second quarter percentage change	7.5%
Year-to-date percentage change	11.2%

UNIVERSAL FOREST PRODUCTS, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 49.3% and 48.8% of our sales in the first six months of 2017 and 2016, respectively.

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

Adverse trends in the lumber market impacted our gross profits on products sold under each of the general pricing methods described above.  The dramatic rise in lumber prices, which peaked in April, resulted in a decline in gross profit per unit on products sold with a fixed price in the second quarter.  Additionally, the subsequent decline in lumber prices

UNIVERSAL FOREST PRODUCTS, INC.

in May and June resulted in a decline in gross profit per unit on products sold with a variable price indexed to the lumber market.  We anticipate these trends may continue to impact our results into the third quarter until we reach a point of re-pricing products sold via a fixed price with our customers and selling through higher cost material sold on a variable price.

Finally, recent wildfires in British Columbia have resulted in concerns about the supply of SPF material causing prices to rise significantly.  We will attempt to mitigate the impact of this matter through strategies including substituting other species when possible.

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

BUSINESS COMBINATIONS

We completed three business acquisitions during the first six months of 2017 and six during all of 2016. The annual historical sales attributable to acquisitions completed in 2017 and 2016 was approximately $124 million and $345 million, respectively. These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2017 or 2016 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

UNIVERSAL FOREST PRODUCTS, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.2	84.9	86.0	84.9
Gross profit	13.8	15.1	14.0	15.1
Selling, general, and administrative expenses	8.8	8.9	9.5	9.6
Earnings from operations	5.0	6.2	4.6	5.5
Other expense (income), net	0.1	0.1	0.2	0.1
Earnings before income taxes	4.9	6.1	4.4	5.4
Income taxes	1.7	2.1	1.5	1.9
Net earnings	3.2	3.9	2.9	3.5
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.1%	3.8%	2.9%	3.4%

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
•

Developing new products and expanding our product offering for existing customers. New product sales were $115.9 million in the second quarter of 2017 compared to $97.8 million during the second quarter of 2016.  New product sales year-to-date for 2017 and 2016 were $196.7 million and $166.1 million, respectively.

UNIVERSAL FOREST PRODUCTS, INC.

	New Product Sales by Market			New Product Sales by Market
	Three Months Ended			Six Months Ended
(in thousands)	July 1,	June 25,		July 1,	June 25,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$74,862	63,502	17.89%	$119,975	$100,714	19.12%
Industrial	25,356	21,445	18.24%	47,073	41,369	13.79%
Construction	15,666	12,896	21.48%	29,626	23,995	23.47%
Total New Product Sales	115,884	97,843	18.44%	196,674	166,078	18.42%

Note:  Certain prior year product reclassifications and the change in designation of certain products as “new” resulted in a change in prior year’s sales.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended			Six Months Ended
(in thousands)	July 1,	June 25,		July 1,	June 25,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$459,140	$407,670	12.6%	$770,891	$678,928	13.5%
Industrial	335,928	228,052	47.3%	613,170	429,701	42.7%
Construction	295,153	251,665	17.3%	562,969	472,622	19.1%
Total Gross Sales	1,090,221	887,387	22.9%	1,947,030	1,581,251	23.1%
Sales Allowances	(17,846)	(15,294)	16.7%	(28,525)	(27,007)	5.6%
Total Net Sales	$1,072,375	$872,093	23.0%	$1,918,505	$1,554,244	23.4%

Note:  During 2017, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Gross sales in the second quarter of 2017 increased 23% compared to the same period of 2016, due to a 16% increase in unit sales and a 7% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 12% to our unit sales growth, and our organic unit sales growth was 4%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased almost 13% in the second quarter of 2017 compared to the same period of 2016, due to an 8% increase in unit sales and a 5% increase in selling prices. Within this market, sales to our big box customers increased over 13%, and sales to other independent retailers increased over 11%.  Businesses we acquired contributed 8% to our growth in unit sales, primarily to independent retail customers, as our organic growth remained flat during the quarter.

Gross sales to the retail market increased almost 14% in the first six months of 2017 compared to the same period of 2016, due to an 8% increase in unit sales and a 6% increase in selling prices. Within this market, sales to our big box customers increased over 16%, and sales to other independent retailers increased over 10%.  Businesses we acquired contributed 6% to our growth in unit sales, primarily to independent retail customers; organic unit sales growth increased 2% in the first six months of 2017.

Industrial:

Gross sales to the industrial market increased over 47% in the second quarter of 2017 compared to the same period of 2016, resulting from a 40% increase in unit sales and a 7% increase in selling prices. Businesses we acquired contributed 32% to our growth in unit sales.  Our organic growth in unit sales of 8% was primarily due to adding 337 new customers, share gains with several existing customers, and greater demand from existing customers.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales to the industrial market increased almost 43% in the first six months of 2017 compared to the same period of 2016, resulting from a 37% increase in unit sales and a 6% increase in selling prices. Businesses we acquired contributed 30% to our growth in unit sales.  Our organic growth in unit sales of 7% was primarily due to same factors discussed above.

Construction:

Gross sales to the construction market increased over 17% in the second quarter of 2017 compared to 2016. The increase was due to a 9% increase in unit sales and an 8% increase in our selling prices. Our increase in unit sales was driven by a 9% increase to manufactured housing customers, a 5% increase to commercial construction customers, and a 10% increase to residential construction customers.

By comparison (and based upon various industry publications):

•	Production of HUD-code manufactured homes in April and May 2017, the most recent period reported, was up 11.9% compared to the same period of 2016.
•	Non-residential construction activity in April and May increased approximately 11.3% compared to the same period of 2016.
•

National housing starts increased approximately 1.1% in the period from March through May 2017 (our sales trail housing starts by about a month) compared to the same period of 2016.  Our sales growth exceeds industry growth due to a combination of increased demand and market share.

Gross sales to the construction market increased over 19% in the first six months of 2017 compared to 2016. The increase was due to an 11% increase in unit sales and an 8% increase in our selling prices. Our increase in unit sales was driven by an 11% increase to manufactured housing customers, a 5% increase to commercial construction customers, and a 13% increase to residential construction customers due to the same factors discussed above.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales. Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Value-Added	62.0%	61.4%	62.3%	61.8%
Commodity-Based	38.0%	38.6%	37.7%	38.2%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 13.8% from 15.1% comparing the second quarter of 2017 to the same period of 2016.  Our 12.7% increase in gross profit dollars compares unfavorably with our 16% increase in unit sales during the same period.  Acquired operations contributed $16.7 million of gross profit in the second quarter of 2017.  Excluding acquisitions, our gross profits were impacted by the following:

•	Our gross profit on sales to the retail market decreased by over $2 million due to a 110 basis decrease in gross margin as a result of selling variable price products into a falling lumber market.
•

Our gross profit on sales to the industrial market decreased by approximately $1 million primarily due to the impact of the higher cost of lumber on products we sell with fixed selling prices for a certain time period.

•	Our gross profit on sales to the construction market increased by almost $3 million due to a 7% organic unit sales increase.

UNIVERSAL FOREST PRODUCTS, INC.

Our gross margin decreased to 14.0% from 15.1% comparing the first six months of 2017 to the same period of 2016.  Our 14.8% increase in gross profit dollars compares unfavorably with our 17% increase in unit sales in the first six months of 2017 compared to the same period last year. The increase in our gross profit dollars was primarily due to acquired operations which contributed $27.6 million of gross profit in the first six months of 2017.  Excluding acquisitions our gross profits were impacted by:

•	Our gross profit on sales to the retail market increased by almost $2 million due to a 2% organic unit sales increase.
•

Our gross profit on sales to the industrial market decreased by over $6 million primarily due to the impact of the higher cost of lumber on products we sell with fixed selling prices (See our discussion under Impact of the Lumber Market on Our Operating Results above).

•	Our gross profit on sales to the construction market increased by approximately $8 million due to a 9% organic unit sales increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $16.5 million, or 21.2%, in the second quarter of 2017 compared to the same period of 2016, while we reported a 16% increase in unit sales. Acquired operations contributed approximately $14 million to our year over year increase.  The remaining increase was primarily due to an increase in compensation and benefit costs, bad debt expense and foreign currency exchange losses.  These increases were offset by a $1.4 million decrease in our accrued bonus expense to $12.1 million this year from $13.5 million last year.

Selling, general and administrative (“SG&A”) expenses increased by approximately $32.6 million, or 21.9%, in the first six months of 2017 compared to the same period of 2016, while we reported a 17% increase in unit sales. Acquired operations contributed approximately $27 million to our year over year increase.  The remaining increase was primarily due to an increase in compensation and benefit costs and foreign currency exchange losses.  These increases were offset by a $1.7 million decrease in our accrued bonus expense to $20.2 million this year from $21.9 last year.

INTEREST, NET

Net interest costs were higher in the second quarter of 2017 compared to the same period of 2016 due to carrying a higher amount of debt and a slight increase in short-term borrowing rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 34.0% in the second quarter of 2017 compared to 35.3% for same period in 2016 and 33.7% in the first six months of 2017 compared to 35.0% in 2016.  The decrease in our effective tax rate is due to recording a tax deduction for certain share-based compensation and fees at fair market value and an anticipated increase in our research and development tax credit.

UNIVERSAL FOREST PRODUCTS, INC.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	July 1,	June 25,	$	%	July 1,	June 25,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
North	$319,554	$288,185	$31,369	10.9%	$16,246	$19,136	$(2,890)	(15.1)%
South	221,583	194,425	27,158	14.0%	10,229	13,794	(3,565)	(25.8)%
West	390,868	326,619	64,249	19.7%	24,704	21,153	3,551	16.8%
All Other	140,370	62,864	77,506	123.3%	5,798	6,021	(223)	(3.7)%
Corporate	—	—	—	—	(3,078)	(6,439)	3,361	(52.2)%
Total	$1,072,375	$872,093	$200,282	23.0%	$53,899	$53,665	$234	0.4%

	Net Sales				Earnings from Operations
	Six Months Ended				Six Months Ended
	July 1,	June 25,	$	%	July 1,	June 25,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
North	$547,475	$490,910	$56,565	11.5%	$26,224	$28,425	$(2,201)	(7.7)%
South	410,326	359,524	50,802	14.1%	20,918	25,930	(5,012)	(19.3)%
West	710,030	604,207	105,823	17.5%	43,008	38,472	4,536	11.8%
All Other	250,674	99,603	151,071	151.7%	6,404	8,582	(2,178)	(25.4)%
Corporate	—	—	—	—	(8,834)	(15,834)	7,000	44.2%
Total	$1,918,505	$1,554,244	$364,261	23.4%	$87,720	$85,575	$2,145	2.5%

(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

North

	Net Sales			Net Sales
	North Segment by Market			North Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	July 1,	June 25,		July 1,	June 25,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$161,697	$152,643	5.9%	$248,640	$237,447	4.7%
Industrial	41,956	32,003	31.1%	74,342	60,986	21.9%
Construction	123,426	109,739	12.5%	236,222	202,004	16.9%
Total Gross Sales	327,079	294,385	11.1%	559,204	500,437	11.7%
Sales Allowances	(7,525)	(6,200)	21.4%	(11,729)	(9,527)	23.1%
Total Net Sales	$319,554	$288,185	10.9%	$547,475	$490,910	11.5%

Net sales attributable to the North reportable segment increased in the second quarter of 2017 compared to 2016 as a result of increased sales to each of our markets.  Our sales to the retail and construction markets increased due to the same factors previously discussed.  Acquired operations contributed $9.4 million to our industrial sales increase.

Earnings from operations for the North reportable segment decreased in the second quarter of 2017 by $2.9 million, or 15.1%, due to a decrease in gross profit of $0.7 million and a $2.2 million increase in SG&A expenses compared to last year.  Acquired operations contributed $0.7 million to our operating profits in the second quarter.  The remaining decrease was primarily due to the impact of the lumber market volatility on gross profits as previously described.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the North reportable segment increased in the first six months of 2017 compared to 2016 due to an increase in sales to each of our markets.  Our sales to the retail and construction markets increased due to the same factors previously discussed.  Acquired operations contributed $12.5 million to our industrial sales increase.

Earnings from operations for the North reportable segment decreased in the first six months of 2017 by $2.2 million, or 7.7%, due to an increase in gross profit of $1.8 million offset by a $4.0 million increase in SG&A expenses compared to last year.  Acquired operations contributed $0.9 million to our operating profits in the first six months of 2017.  The remaining decrease was due to the same factors described above.

South

	Net Sales			Net Sales
	South Segment by Market			South Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	July 1,	June 25,		July 1,	June 25,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$106,340	$92,123	15.4%	$190,663	$163,982	16.3%
Industrial	71,120	65,162	9.1%	132,538	125,249	5.8%
Construction	49,248	41,180	19.6%	96,333	77,432	24.4%
Total Gross Sales	226,708	198,465	14.2%	419,534	366,663	14.4%
Sales Allowances	(5,125)	(4,040)	26.9%	(9,208)	(7,139)	29.0%
Total Net Sales	$221,583	$194,425	14.0%	$410,326	$359,524	14.1%

Net sales attributable to the South reportable segment increased in the second quarter of 2017 compared to 2016 due to increased sales to retail, industrial, and construction customers.  Our sales to the retail and industrial markets increased primarily due to acquired operations which contributed $27.7 million and $1.2 million, respectively, of sales growth.  Our sales to the construction market increased primarily due to increased industry production of manufactured homes.

Earnings from operations for the South reportable segment decreased in the second quarter of 2017 by $3.6 million, or 25.8%, due to a decrease in gross profit of $2.8 million and an increase of $0.8 million in SG&A expenses.  The decrease in gross profit was primarily due to the impact of the volatility in lumber prices.  Acquired operations contributed $0.8 million to our operating profits in the second quarter.

Net sales attributable to the South reportable segment increased in the second quarter of 2017 compared to 2016 due to increased sales to retail, industrial, and construction customers.  Our sales to the retail market increased primarily due to acquired operations which contributed $35.5 million of sales growth, as well as increased sales with “big box” customers.  Our sales to the industrial market increased primarily due to share gains within our Southeast region.  Our sales to the construction market increased primarily due to increased industry production of manufactured homes.

Earnings from operations for the South reportable segment decreased in the second quarter of 2017 by $5.0 million, or 19.3%, due to a decrease in gross profit of $3.9 million and an increase of $1.1 million in SG&A expenses.  The decrease in gross profit was primarily due to the same factors discussed above.  Acquired operations contributed $1.3 million to our operating profits in the first six months of 2017.

UNIVERSAL FOREST PRODUCTS, INC.

West

	Net Sales			Net Sales
	West Segment by Market			West Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	July 1,	June 25,		July 1,	June 25,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$133,353	$114,216	16.8%	$232,201	$199,495	16.4%
Industrial	140,362	118,786	18.2%	256,718	224,304	14.5%
Construction	122,390	98,339	24.5%	230,212	188,702	22.0%
Total Gross Sales	396,105	331,341	19.5%	719,131	612,501	17.4%
Sales Allowances	(5,237)	(4,722)	10.9%	(9,101)	(8,294)	9.7%
Total Net Sales	$390,868	$326,619	19.7%	$710,030	$604,207	17.5%

Net sales attributable to the West reportable segment increased in the second quarter of 2017 compared to 2016 due to higher lumber prices and an increase in sales to the retail, construction, and industrial markets.  Our increase in sales to the retail was primarily due to an increase in demand from our big box customers.  Our increases in sales to the industrial and construction markets were primarily due to demand improvements and market share gains.  Acquisitions contributed $2.9 million, $2.1 million, and $3.8 million in sales growth to the retail, industrial, and construction markets, respectively.

Earnings from operations for the West reportable segment increased in the second quarter of 2017 by $3.6 million, or 16.8%, compared to the same period in 2016 due to a $5.8 million increase in gross profit, offset by a $2.2 million increase in SG&A expenses. Acquired operations contributed $0.5 million to our operating profits in the second quarter.  The remaining increase was primarily due to improvements in our sales mix of higher-margin value-added products.

Net sales attributable to the West reportable segment increased in the first six months of 2017 compared to 2016 due to an increase in sales to the retail, construction, and industrial markets.  Our sales to these markets increased due to the same factors previously discussed.  Acquisitions contributed $4.9 million, $3.2 million, and $6.8 million in sales growth to the retail, industrial, and construction markets, respectively.

Earnings from operations for the West reportable segment increased in the first six months of 2017 by $4.5 million, or 11.8%, compared to the same period in 2016 due to an $8.2 million increase in gross profit, offset by a $3.7 million increase in SG&A expenses.  Acquired operations contributed $0.8 million to our operating profits in the first six months of 2017.  The remaining increase was due to the same factors discussed above.

All Other

	Net Sales			Net Sales
	All Other Segment by Market			All Other Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	July 1,	June 25,		July 1,	June 25,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$57,750	$47,756	20.9%	$99,386	$76,557	29.8%
Industrial	82,490	15,437	434.4%	149,573	25,093	496.1%
Construction	88	3	2,833.3%	202	—	100.0%
Total Gross Sales	140,328	63,196	122.1%	249,161	101,650	145.1%
Sales Allowances & Other	42	(332)	(112.7)%	1,513	(2,047)	(173.9)%
Total Net Sales	$140,370	$62,864	123.3%	$250,674	$99,603	151.7%

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to All Other reportable segments increased in the second quarter of 2017 compared to 2016 due to increases in sales to the retail and industrial markets.  Our increase in sales to the industrial market was primarily due to a $60.3 million increase from businesses we acquired since June of 2016.

Earnings from operations for All Other reportable segments decreased during the second quarter of 2017 by $0.2 million, or 3.7%, compared to the same period of 2016.  During the second quarter of 2017, gross profit dollars increased $15.5 million, offset by an increase in SG&A expenses of $15.7 million compared to the same period of 2016.  Businesses we acquired contributed $0.3 million to our earnings from operations during the second quarter of 2017.

Net sales attributable to All Other reportable segments increased in the first six months of 2017 compared to 2016 due to increases in sales to the retail and industrial markets.  Our increase in sales to the industrial market was primarily due to a $113.8 million increase from businesses we acquired since June of 2016.

Earnings from operations for All Other reportable segments decreased during the first six months of 2017 by $2.2 million, or 25.4%, compared to the same period of 2016.  During the first six months of 2017, gross profit dollars increased $27.9 million, offset by an increase in SG&A expenses of $30.1 million compared to the same period of 2016.    Businesses we acquired since June of 2016 contributed $2.7 million to the earnings from operations decrease in the first six months of 2017.  These businesses are seasonal and sales volume is significantly lower in the first half of the year compared to other quarters.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	July 1,	June 25,
	2017	2016
Cash from operating activities	$15,211	$40,041
Cash used in investing activities	(99,887)	(29,363)
Cash from (used in) financing activities	74,521	(10,033)
Effect of exchange rate changes on cash	1,196	(561)
Net change in all cash and cash equivalents	(8,959)	84
Cash, cash equivalents, and restricted cash, beginning of period	34,489	88,342
Cash, cash equivalents, and restricted cash, end of period	$25,530	$88,426

In general, we funded our growth in the past through a combination of operating cash flows, our revolving credit facility, industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to August. Consequently, our working capital increases during our first and second quarters resulting in negative or modest cash flows from operations during those periods. Conversely, we experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

UNIVERSAL FOREST PRODUCTS, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 50 days from 43 days during the second quarter and increased to 54 days from 48 in the first six months of 2017 compared to the prior periods, due to the impact of acquired operations which carry comparatively higher investments in inventory than our other operations.  Excluding acquired operations our cash cycle was 45 days in the second quarter of 2017 and 48 days in the first six months of 2017.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Days of sales outstanding	31	31	31	31
Days supply of inventory	39	33	43	38
Days payables outstanding	(20)	(21)	(20)	(21)
Days in cash cycle	50	43	54	48

In the first six months of 2017, our cash from operating activities was $15.2 million, which was comprised of net earnings of $56.2 million, and $27.0 million of non-cash expenses, offset by a $68.0 million seasonal increase in working capital since the end of December 2016.  Comparatively, cash from operating activities was $40.0 million in the first six months of 2016, which was comprised of net earnings of $54.5 million and $21.4 million of non-cash expenses, offset by a $35.9 million seasonal increase in working capital since the end of 2015.  The increase in working capital compared to the same period last year was primarily due to significant increases in inventory, accounts receivable, and accounts payable which can be attributable to the growth in acquisitions since June of last year and the increase in the lumber market.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2017 and totaled $59.7 million and $34.5 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $29.5 million on July 1, 2017. We currently plan to spend $70 million for the year in 2017 on capital expenditures.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures were $24.3 million during the first six months of 2016.  The increase in our capital expenditures in 2017 is primarily due to the additional requirements of our recently acquired operations.  The sale and purchase of investments totaling $7.2 million and $15.1 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $95.3 million, as a result of seasonal working capital requirements and to finance the acquisitions we completed in the first six months of 2017.  Additionally, we had $9.2 million in dividend payments and $9.9 million in payments for stock repurchases.

On July 1, 2017, we had $119.8 million outstanding on our $295 million revolving credit facility. The revolving credit facility also supports letters of credit totaling approximately $9.8 million on July 1, 2017; as a result, we have approximately $165.4 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under a “shelf agreement” for long term debt with a current lender. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on July 1, 2017.

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

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended July 1, 2017 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended July 1, 2017, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
April 2 - May 6, 2017	—	—	—	2,868,723
May 7 - June 3, 2017	68,800	$ 90.58	—	2,799,923
June 4 - July 1, 2017	41,200	$ 87.76	—	2,758,723

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2011, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 2.8 million.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: August 2, 2017	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 2, 2017	By:	/s/ Michael R. Cole
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