Form 10-Q
period 2017-09-30
UNIVERSAL FOREST PRODUCTS INC
filed 2017-11-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2017
Common stock, $1 par value	20,391,399

UNIVERSAL FOREST PRODUCTS, INC.

PART I.		FINANCIAL INFORMATION.	Page No.

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets at September 30, 2017, December 31, 2016 and September 24, 2016	3

		Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Nine Months Ended September 30, 2017 and September 24, 2016	4

		Consolidated Condensed Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2017 and September 24, 2016	5

		Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 24, 2016	6

		Notes to Unaudited Consolidated Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings – NONE

	Item 1A.	Risk Factors – NONE	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults upon Senior Securities – NONE

	Item 4.	Mine Safety Disclosures – NONE

	Item 5.	Other Information – NONE	29

	Item 6.	Exhibits	30

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	September 30,	December 31,	September 24,
	2017	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,044	$34,091	$36,683
Restricted cash	905	398	909
Investments	10,781	10,348	10,453
Accounts receivable, net	419,183	282,253	343,771
Inventories:
Raw materials	203,930	198,954	180,740
Finished goods	208,556	198,273	189,188
Total inventories	412,486	397,227	369,928
Refundable income taxes	763	11,459	7,407
Other current assets	22,438	20,662	21,636
TOTAL CURRENT ASSETS	888,600	756,438	790,787
DEFERRED INCOME TAXES	1,899	1,546	2,416
RESTRICTED INVESTMENTS	7,982	—	—
OTHER ASSETS	7,634	8,617	8,757
GOODWILL	212,029	198,535	207,832
INDEFINITE-LIVED INTANGIBLE ASSETS	7,580	2,340	2,340
OTHER INTANGIBLE ASSETS, NET	36,093	26,731	14,014
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	754,175	699,462	717,287
Less accumulated depreciation and amortization	(429,066)	(401,611)	(432,796)
PROPERTY, PLANT AND EQUIPMENT, NET	325,109	297,851	284,491
TOTAL ASSETS	1,486,926	1,292,058	1,310,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$26,617	$19,761	$13,940
Accounts payable	171,774	124,660	137,979
Accrued liabilities:
Compensation and benefits	88,185	92,441	99,549
Other	50,179	32,281	57,104
Current portion of long-term debt	2,197	2,634	1,584
TOTAL CURRENT LIABILITIES	338,952	271,777	310,156
LONG-TERM DEBT	145,884	109,059	110,362
DEFERRED INCOME TAXES	22,806	20,817	14,066
OTHER LIABILITIES	29,204	29,939	28,963
TOTAL LIABILITIES	536,846	431,592	463,547
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 20,391,399, 20,342,069 and 20,330,939	20,391	20,342	20,331
Additional paid-in capital	200,778	185,333	183,962
Retained earnings	715,497	649,135	637,536
Accumulated other comprehensive income	(871)	(5,630)	(4,854)
Total controlling interest shareholders’ equity	935,795	849,180	836,975
Noncontrolling interest	14,285	11,286	10,115
TOTAL SHAREHOLDERS’ EQUITY	950,080	860,466	847,090
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,486,926	$1,292,058	$1,310,637

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
NET SALES	$1,056,586	$826,665	$2,975,091	$2,380,909
COST OF GOODS SOLD	911,899	708,611	2,561,424	2,028,629
GROSS PROFIT	144,687	118,054	413,667	352,280
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	92,416	74,502	273,676	223,153
EARNINGS FROM OPERATIONS	52,271	43,552	139,991	129,127
INTEREST EXPENSE	1,481	1,096	4,825	3,274
INTEREST INCOME	(130)	(119)	(541)	(431)
EQUITY IN EARNINGS OF INVESTEE	1	(50)	(25)	(241)
	1,352	927	4,259	2,602
EARNINGS BEFORE INCOME TAXES	50,919	42,625	135,732	126,525
INCOME TAXES	16,250	13,861	44,855	43,268
NET EARNINGS	34,669	28,764	90,877	83,257
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(976)	(945)	(2,480)	(2,828)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$33,693	$27,819	$88,397	$80,429

EARNINGS PER SHARE - BASIC	$1.65	$1.36	$4.32	$3.95
EARNINGS PER SHARE - DILUTED	$1.64	$1.36	$4.31	$3.94

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	34,669	28,764	90,877	83,257
OTHER COMPREHENSIVE GAIN (LOSS)	1,719	(1,156)	6,141	(1,521)
COMPREHENSIVE INCOME	36,388	27,608	97,018	81,736
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(975)	(495)	(3,862)	(1,576)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$35,413	$27,113	$93,156	$80,160

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 26, 2015	$20,142	$171,562	$565,636	$(4,585)	$13,654	$766,409
Net earnings			80,429		2,828	83,257
Foreign currency translation adjustment				(620)	(1,252)	(1,872)
Unrealized gain (loss) on investment & foreign currency				351		351
Distributions to noncontrolling interest					(3,160)	(3,160)
Purchases of noncontrolling interest		855			(1,955)	(1,100)
Cash dividends $0.420 per share			(8,529)			(8,529)
Issuance of 5,195 shares under employee stock plans	5	390				395
Issuance of 133,293 shares under stock grant programs	133	5,143				5,276
Issuance of 50,742 shares under deferred compensation plans	51	(51)				—
Expense associated with share-based compensation arrangements		1,568				1,568
Accrued expense under deferred compensation plans		4,495				4,495
Balance at September 24, 2016	$20,331	$183,962	$637,536	$(4,854)	$10,115	$847,090
Balance at December 31, 2016	20,342	185,333	649,135	(5,630)	11,286	860,466
Net earnings			88,397		2,480	90,877
Foreign currency translation adjustment				4,325	1,382	5,707
Unrealized gain (loss) on investment & foreign currency				434		434
Distributions to noncontrolling interest					(3,272)	(3,272)
Additional purchases of noncontrolling interest					2,409	2,409
Cash dividends - $0.450 per share			(9,208)			(9,208)
Issuance of 5,975 shares under employee stock plans	6	470				476
Issuance of 142,775 shares under stock grant programs	143	7,037				7,180
Issuance of 49,160 shares under deferred compensation plans	49	(49)				—
Repurchase of 148,580 shares	(149)		(12,827)			(12,976)
Expense associated with share-based compensation arrangements		1,978				1,978
Accrued expense under deferred compensation plans		6,009				6,009
Balance at September 30, 2017	$20,391	$200,778	$715,497	$(871)	$14,285	$950,080

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 30,	September 24,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$90,877	$83,257
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	36,010	29,014
Amortization of intangibles	3,549	1,868
Expense associated with share-based compensation arrangements	1,978	1,568
Expense associated with stock grant plans	144	105
Deferred income taxes (credits)	117	(53)
Equity in earnings of investee	(25)	(241)
Net (gain) loss on disposition and impairment of assets	(437)	94
Changes in:
Accounts receivable	(121,688)	(69,357)
Inventories	(820)	21,683
Accounts payable and cash overdraft	53,424	35,026
Accrued liabilities and other	34,221	33,413
NET CASH FROM OPERATING ACTIVITIES	97,350	136,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(57,189)	(35,723)
Proceeds from sale of property, plant and equipment	2,121	516
Acquisitions, net of cash received	(59,859)	(66,615)
Repayments of debt of acquiree	—	(92,830)
Purchase of remaining noncontrolling interest, net of cash received	—	(1,100)
Cash contributed from noncontrolling interest	464	—
Advances of notes receivable	(234)	(5,400)
Collections on notes receivable	1,334	5,819
Purchases of investments	(12,155)	(4,468)
Proceeds from sale of investments	4,227	1,395
Other	(84)	(1,733)
NET CASH USED IN INVESTING ACTIVITIES	(121,375)	(200,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	610,038	52,479
Repayments under revolving credit facilities	(573,829)	(27,177)
Proceeds from issuance of common stock	476	396
Dividends paid to shareholders	(9,207)	(8,529)
Distributions to noncontrolling interest	(3,272)	(3,160)
Repurchase of common stock	(12,976)	—
Other	—	(28)
NET CASH FROM (USED IN) FINANCING ACTIVITIES	11,230	13,981
Effect of exchange rate changes on cash	1,255	(969)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,540)	(50,750)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	34,489	88,342
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$22,949	$37,592

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$34,091	$87,756
Restricted cash, beginning of period	398	586
Cash, cash equivalents, and restricted cash, beginning of period	$34,489	$88,342

Cash and cash equivalents, end of period	$22,044	$36,683
Restricted cash, end of period	905	909
Cash, cash equivalents, and restricted cash, end of period	$22,949	$37,592

SUPPLEMENTAL INFORMATION:
Interest paid	$3,910	$2,587
Income taxes paid	34,108	43,384
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	4,673	3,657

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 24, 2016 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	September 30, 2017			September 24, 2016
	Quoted	Prices with		Quoted	Prices with
	Prices in	Other		Prices in	Other
	Active	Observable		Active	Observable
	Markets	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Money market funds	$64	$413	$477	$64	$132	$196
Fixed income funds	1,299	6,905	8,204	2,049	2,335	4,384
Equity securities	10,194	—	10,194	5,592	—	5,592
Mutual funds:
Domestic stock funds	335	—	335	760	—	760
International stock funds	87	—	87	70	—	70
Target funds	260	—	260	234	—	234
Bond funds	208	—	208	203	—	203
Total mutual funds	890	—	890	1,267	—	1,267
Total	$12,447	$7,318	$19,765	$8,972	$2,467	$11,439
Assets at fair value	$12,447	$7,318	$19,765	$8,972	$2,467	$11,439

We maintain money market, mutual funds, bonds, and/or stocks in our non-qualified deferred compensation plan and our wholly owned licensed captive insurance company. These funds are valued at prices quoted in an active

UNIVERSAL FOREST PRODUCTS, INC.

exchange market and are included in “Cash and Cash Equivalents”, “Investments”, “Restricted Cash”, and “Restricted Investments”. We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We did not maintain any Level 3 assets or liabilities at September 30, 2017 or September 24, 2016.

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

In the first nine months of 2017, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”) transferred $4.1 million in fixed income securities from its Investment Account and purchased an additional $3.8 million in fixed income securities which are held in a newly formed collateral trust account in line with regulatory requirements in the State of Michigan to allow Ardellis to act as an admitted carrier in the State.  These funds are intended to safeguard the insureds of the Michigan Branch of Ardellis.  The funds are classified as “Restricted Investments”.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $18.4 million as of September 30, 2017, consisting of domestic and international stocks, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$8,170	$34	$8,204
Equity	9,123	1,071	10,194
Total	$17,293	$1,105	$18,398

Our Fixed Income investments consist of short, intermediate, and long term bonds, as well as fixed blend bonds. Within the fixed income investments, we maintain a specific mixture of US treasury notes, US agency mortgage backed securities, private label mortgage backed securities, and various corporate securities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effected unrealized gain was $1.1 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 30, 2017. During the first nine months of 2017, Ardellis investments reported a net realized gain of $185 thousand, which was recorded in interest income on the statement of earnings.

UNIVERSAL FOREST PRODUCTS, INC.

C.       REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped to the customer. Generally, title passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

On May 28, 2014, the FASB issued ASU No. 2014-09 (Accounting Standard Codification 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company plans to adopt the guidance in the first quarter of fiscal 2018 and apply the modified retrospective method. The Company is in the process of finalizing contract reviews and the completion of the new standard’s impact on its Consolidated Financial Statements.

Earnings on construction contracts are reflected in operations using percentage-of-completion accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations. Under percentage-of-completion using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under percentage-of-completion using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent. Construction contract revenue increased to approximately $36.6 million, during the third quarter of 2017, from $31.9 million during the same period of 2016.  Construction contract revenue was approximately $99.6 million and $95.2 million through the first nine months of 2017 and 2016, respectively.

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

The following table presents the balances of percentage-of-completion accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 30,	December 31,	September 24,
	2017	2016	2016
Cost and Earnings in Excess of Billings	$2,594	$2,573	$2,788
Billings in Excess of Cost and Earnings	4,802	4,748	6,222

UNIVERSAL FOREST PRODUCTS, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Numerator:
Net earnings attributable to controlling interest	$33,693	$27,819	$88,397	$80,429
Adjustment for earnings allocated to non-vested restricted common stock	(656)	(463)	(1,633)	(1,281)
Net earnings for calculating EPS	$33,037	$27,356	$86,764	$79,148
Denominator:
Weighted average shares outstanding	20,474	20,402	20,481	20,360
Adjustment for non-vested restricted common stock	(399)	(340)	(378)	(324)
Shares for calculating basic EPS	20,075	20,062	20,103	20,036
Effect of dilutive stock options	41	33	37	32
Shares for calculating diluted EPS	20,116	20,095	20,140	20,068
Net earnings per share:
Basic	$1.65	$1.36	$4.32	$3.95
Diluted	$1.64	$1.36	$4.31	$3.94

No options were excluded from the computation of diluted EPS for the quarters ended September 30, 2017 or September 24, 2016.

On October 17, 2017, our Board of Directors declared a three-for-one stock split effected in the form of a stock dividend.  The record date of the stock split will be October 31, 2017, and the eventual stock distribution to shareholders will occur November 14, 2017.  All references made to share or earnings per share amounts in the accompanying unaudited consolidated financial statements and applicable disclosures are presented on a pre-split basis.  As a result of the stock split, all historical per share data and number of shares outstanding presented in future financial statements will be retroactively adjusted.

The following table provides pro forma earnings per share, giving retroactive effect to the stock split:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Shares for calculating basic EPS - Post stock split basis	60,225	60,186	60,309	60,108
Shares for calculating diluted EPS - Post stock split basis	60,348	60,285	60,420	60,204
Net earnings per share (post stock split):
Basic	$0.55	$0.45	$1.44	$1.32
Diluted	$0.55	$0.45	$1.44	$1.31

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

On a consolidated basis, we have reserved approximately $3.6 million and $3.4 million on September 30, 2017, and September 24, 2016, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the Environmental Protection Agency. The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.2 million. As a result, this amount is recorded in other long-term liabilities on September 30, 2017.

In February 2014, one of our operations was served with a federal grand jury subpoena from the Southern District of New York. The subpoena was issued in connection with an investigation being conducted by the US Attorney’s Office for the Southern District of New York. The subpoena requested documents relating to a developer and construction projects for which our operation had provided materials and labor. Following receipt of the subpoena, the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct an internal investigation and respond to the subpoena. The Company cooperated in all respects with the US Attorney’s Office, complied with this subpoena and voluntarily provided additional information. As a result of the internal investigation, in 2014, two Company employees were terminated for violating the Company’s Code of Business Conduct and Ethics. In May 2015, those ex-employees were indicted by the grand jury. In April 2016, one of the two former employees pled guilty to four of the charges included in the indictment. In May 2016, the other former employee was found guilty by a jury on four of the charges included in the indictment. The Company has not been named as a target and continues to cooperate with the US Attorney’s Office in this matter.  Based upon prior communications with the US Attorney’s Office, we do not believe that the resolution of this matter will have a material adverse impact on our financial condition or the results of our operations.

In addition, on September 30, 2017, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 30, 2017, we had outstanding purchase commitments on commenced capital projects of approximately $26.1 million.

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

UNIVERSAL FOREST PRODUCTS, INC.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of September 30, 2017 we had approximately $8.8 million outstanding payment and performance bonds for open projects. We had approximately $1.7 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 30, 2017, we had outstanding letters of credit totaling $26.5 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

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

We did not enter into any new guarantee arrangements during the third quarter of 2017 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in nine months ended 2017 and 2016 which were accounted for using the purchase method in thousands unless otherwise noted:

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

	March 6, 2017	$22,789 cash paid for 100% asset purchase	$14,266	$8,523	North

UNIVERSAL FOREST PRODUCTS, INC.

Quality Hardwood Sales, LLC ("Quality")

A manufacturer and supplier of hardwood products, including components of cabinets used in homes and recreational vehicles.  Quality has annual sales of approximately $30 million.  The acquisition of Quality enabled us to expand our product offering to include hardwood-based products.

	November 29, 2016	$9,455 cash paid for 100% stock purchase	$7,314	$2,141	All Other
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

	September 16, 2016	$66,691 cash paid for 100% stock purchase which includes $11,337 in net cash received. Also, paid $86,294 to retire outstanding debt and $6,536 of certain other obligations.	$17,455	$49,236	All Other
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

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2017, excluding Go Boy.  In aggregate, acquisitions completed since September of 2016 contributed approximately $292.1 million in revenue and $5.3 million in operating profit during 2017.

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

Our Alternative Materials, International and idX division have been included in the “All Other” column of the table below. The “Corporate” column includes unallocated administrative costs and certain incentive compensation expense.

	Three Months Ended September 30, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$310,384	$206,050	$378,714	$161,438	$—	$1,056,586
Intersegment net sales	18,897	18,817	21,384	47,539	—	106,637
Segment operating profit	16,697	10,234	22,538	6,882	(4,080)	52,271

	Three Months Ended September 24, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$267,156	$173,715	$335,981	$49,813	$—	$826,665
Intersegment net sales	14,318	9,642	22,054	4,574	—	50,588
Segment operating profit	14,630	9,900	19,962	2,959	(3,899)	43,552

	Nine Months Ended September 30, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$857,858	$616,376	$1,088,744	$412,113	$—	$2,975,091
Intersegment net sales	51,859	55,472	65,466	116,743	—	289,540
Segment operating profit (loss)	42,921	31,152	65,547	13,285	(12,914)	139,991

	Nine Months Ended September 24, 2016
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$758,066	$533,239	$940,188	$149,416	$—	$2,380,909
Intersegment net sales	42,071	28,693	65,325	16,559	—	152,648
Segment operating profit	43,054	35,830	58,434	11,542	(19,733)	129,127

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 31.9% in the third quarter of 2017 compared to 32.5% for same period in 2016.  Our effective tax rate was 33.0% in the first nine months of 2017 compared to 34.2% in 2016,  primarily due to recording a tax deduction for certain share-based compensation and fees at fair market value.

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

OVERVIEW

Our results for the third quarter of 2017 were impacted by the following:

•

Our gross sales increased by 28% compared to the third quarter of 2016, which was comprised of a 22% increase in unit sales and a 6% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Acquired operations contributed 15% to our unit sales growth.  Our 7% organic growth rate was primarily driven by our sales to industrial, retail, residential construction, and manufactured housing customers.  Unit sales to commercial construction customers decreased.

•

Our operating profits increased by 20.0%, which is comparable with our 22% increase in unit sales.  The shortfall in our profit growth was primarily due to the impact of volatile lumber prices on gross profits and the impact of acquired operations which contributed unit sales growth without a proportionate increase in operating profits.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2017	2016
January	$356	$316
February	393	310
March	401	321
April	424	345
May	416	356
June	399	353
July	411	351
August	417	367
September	416	354

Third quarter average	$415	$357
Year-to-date average	$404	$341

Third quarter percentage change	16.2%
Year-to-date percentage change	18.5%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 44% and 42% of total lumber purchases through the first nine months of 2017 and 2016, respectively.

	Random Lengths SYP
	Average $/MBF
	2017	2016
January	$397	$358
February	420	357
March	433	366
April	438	389
May	416	397
June	399	382
July	381	380
August	383	391
September	387	375

Third quarter average	$384	$382
Year-to-date average	$406	$377

Third quarter percentage change	0.5%
Year-to-date percentage change	7.7%

UNIVERSAL FOREST PRODUCTS, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 48.2% and 48.4% of our sales in the first nine months of 2017 and 2016, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

•

Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 19% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10‑K, filed with the United States Securities and Exchange Commission.)

•

Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices by locking in costs.

During the first nine months of 2017, volatility in the lumber market has impacted our gross profits on products sold under each of the general pricing methods described above.  For example, the dramatic rise in lumber prices, which peaked in April, resulted in a decline in gross profit per unit on products sold with fixed prices primarily in the second

UNIVERSAL FOREST PRODUCTS, INC.

quarter.  Additionally, the subsequent decline in lumber prices in May, June, and July resulted in a decline in gross profit per unit on products sold with a variable price indexed to the lumber market.  We anticipate these trends may continue to impact our results into the fourth quarter until we reach a point of re-pricing products sold via a fixed price with our customers and selling through higher cost material sold on a variable price which is mitigated to some degree by stability of the SYP market.

Finally, hurricane Harvey and Irma as well as recent wildfires in British Columbia have resulted in sharp increases in lumber prices in the third quarter of 2017.

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

BUSINESS COMBINATIONS

We completed three business acquisitions during the first nine months of 2017 and six during all of 2016. The annual historical sales attributable to acquisitions completed in 2017 and 2016 was approximately $124 million and $324 million, respectively.  These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2017 or 2016 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

UNIVERSAL FOREST PRODUCTS, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	85.7	86.1	85.2
Gross profit	13.7	14.3	13.9	14.8
Selling, general, and administrative expenses	8.8	9.1	9.2	9.3
Earnings from operations	4.9	5.3	4.7	5.4
Other expense (income), net	0.1	0.1	0.1	0.1
Earnings before income taxes	4.8	5.2	4.6	5.3
Income taxes	1.5	1.7	1.5	1.8
Net earnings	3.3	3.5	3.1	3.5
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.2%	3.4%	3.0%	3.4%

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
•

Developing new products and expanding our product offering for existing customers. New product sales were $107.7 million in the third quarter of 2017 compared to $88.5 million during the third quarter of 2016.  New product sales year-to-date for 2017 and 2016 were $313.6 million and $255.3 million, respectively.

UNIVERSAL FOREST PRODUCTS, INC.

	New Product Sales by Market			New Product Sales by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 30,	September 24,		September 30,	September 24,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$65,383	53,252	22.78%	$192,194	$153,966	24.83%
Industrial	26,738	23,374	14.39%	76,125	65,642	15.97%
Construction	15,577	11,911	30.78%	45,321	35,717	26.89%
Total New Product Sales	107,698	88,537	21.64%	313,640	255,325	22.84%

Note:  Certain prior year product reclassifications and the change in designation of certain products as “new” resulted in a change in prior year’s sales.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,	September 24,		September 30,	September 24,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$391,895	$339,275	15.5%	$1,162,785	$1,018,203	14.2%
Industrial	369,506	232,017	59.3%	982,675	661,718	48.5%
Construction	310,026	267,772	15.8%	872,997	740,393	17.9%
Total Gross Sales	1,071,427	839,064	27.7%	3,018,457	2,420,314	24.7%
Sales Allowances	(14,841)	(12,399)	19.7%	(43,366)	(39,405)	10.1%
Total Net Sales	$1,056,586	$826,665	27.8%	$2,975,091	$2,380,909	25.0%

Note:  During 2017, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Gross sales in the third quarter of 2017 increased 28% compared to the same period of 2016, due to a 22% increase in unit sales and a 6% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 15% to our unit sales growth, and our organic unit sales growth was 7%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased almost 16% in the third quarter of 2017 compared to the same period of 2016, due to a 12% increase in unit sales and a 4% increase in selling prices. Within this market, sales to our big box customers increased almost 13%, and sales to other independent retailers increased over 20%.  Businesses we acquired contributed 7% to our growth in unit sales, primarily to independent retail customers.  Our organic unit growth was 5% for the quarter.  By comparison, “big box” same store sales growth during the third quarter has been reported at approximately 6.3%.

Gross sales to the retail market increased over 14% in the first nine months of 2017 compared to the same period of 2016, due to a 9% increase in unit sales and a 5% increase in selling prices. Within this market, sales to our big box customers increased almost 15%, and sales to other independent retailers increased almost 14%.  Businesses we acquired contributed 6% to our growth in unit sales, primarily to independent retail customers.  Our organic unit growth was 3% in the first nine months of 2017.  By comparison, “big box” same store sales growth in the first nine months of 2017 has been reported at approximately 6.0%.

Industrial:

Gross sales to the industrial market increased over 59% in the third quarter of 2017 compared to the same period of 2016, resulting from a 54% increase in unit sales and a 5% increase in selling prices. Businesses we acquired contributed

UNIVERSAL FOREST PRODUCTS, INC.

43% to our growth in unit sales.  Our organic growth in unit sales of 11% was primarily due to new operations, adding 578 new customers, and share gains with several existing customers.

Gross sales to the industrial market increased almost 49% in the first nine months of 2017 compared to the same period of 2016, resulting from a 43% increase in unit sales and a 6% increase in selling prices. Businesses we acquired contributed 34% to our growth in unit sales.  Our organic growth in unit sales of 9% was primarily due to same factors discussed above.

Construction:

Gross sales to the construction market increased almost 16% in the third quarter of 2017 compared to 2016. The increase was due to an 8% increase in unit sales and an 8% increase in our selling prices. Our increase in unit sales was driven by a 12% increase to manufactured housing customers, and an 8% increase to residential construction customers, offset by a  5% decrease to commercial construction customers.

By comparison (and based upon various industry publications):

•	Production of HUD-code manufactured homes in June, July, August 2017, the most recent period reported, was up 12.0% compared to the same period of 2016.
•	Non-residential construction activity in July and August increased approximately 10.2% compared to the same period of 2016.
•

National housing starts increased approximately 0.9% in the period from June through August 2017 (our sales trail housing starts by about a month) compared to the same period of 2016.  Our sales growth exceeds national industry growth due to certain market share gains and organic sales growth in our eastern regions.

Gross sales to the construction market increased almost 18% in the first nine months of 2017 compared to 2016. The increase was due to a 9% increase in unit sales and a 9% increase in our selling prices. Our increase in unit sales was driven by an 11% increase to manufactured housing customers, an 11% increase to residential construction customers, and a 1% increase to commercial construction customers due to the same factors discussed above.

Value-Added and Commodity-Based Sales:

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales. Value-added products generally carry higher gross margins than our commodity-based products.

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Value-Added	63.9%	61.1%	62.9%	61.5%
Commodity-Based	36.1%	38.9%	37.1%	38.5%

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 13.7% from 14.3% comparing the third quarter of 2017 to the same period of 2016 due to the higher level of lumber prices.  Our 22.6% increase in gross profit dollars compares favorably with our 22% increase in unit sales during the same period.  Acquired operations contributed $19.9 million of gross profit in the third quarter of 2017.  Excluding acquisitions, our gross profits increased by $6.7 million, or 5.7%, over the same period last year as follows:

•	Our gross profit on sales to the retail market increased by approximately $1 million.
•	Our gross profit on sales to the industrial market increased by approximately $1 million.

UNIVERSAL FOREST PRODUCTS, INC.

•	Our gross profit on sales to the construction market increased by over $3 million.

Our gross margin decreased to 13.9% from 14.8% comparing the first nine months of 2017 to the same period of 2016.  Our 17.4% increase in gross profit dollars compares unfavorably with our 19% increase in unit sales in the first nine months of 2017 compared to the same period last year. The increase in our gross profit dollars was primarily due to acquired operations which contributed $45.6 million of gross profit in the first nine months of 2017.  Excluding acquisitions, our gross profits increased by $15.8 million over the same period last year as follows:

•	Our gross profit on sales to the retail market increased by over $3 million.
•	Our gross profit on sales to the industrial market decreased by over $5 million.
•	Our gross profit on sales to the construction market increased by over $12 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $17.9 million, or 24.0%, in the third quarter of 2017 compared to the same period of 2016, while we reported a 22% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $12.4 million in the third quarter of 2017 compared to $12.0 million in 2016.  Acquired operations contributed approximately $15 million to our year over year increase.  The remaining increase was primarily due to an increase in compensation and benefit costs.

Selling, general and administrative (“SG&A”) expenses increased by approximately $50.5 million, or 22.6%, in the first nine months of 2017 compared to the same period of 2016, while we reported a 19% increase in unit sales.  Accrued bonus expense totaled $32.6 million in the nine months of 2017 compared to $33.9 million in 2016.  Acquired operations contributed approximately $41 million to our year over year increase.  The remaining increase was primarily due to an increase in compensation and benefit costs and foreign currency exchange losses.

INTEREST, NET

Net interest costs were higher in the third quarter of 2017 compared to the same period of 2016 due to carrying a higher amount of debt and a slight increase in short-term borrowing rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 31.9% in the third quarter of 2017 compared to 32.5% for same period in 2016.  Our effective tax rate was 33.0% in the first nine months of 2017 compared to 34.2% in 2016.  The decrease in our effective tax rate is primarily due to recording a tax deduction for certain share-based compensation at fair market value.

UNIVERSAL FOREST PRODUCTS, INC.

SEGMENT REPORTING

The following table presents, for the periods indicated, our net sales and earnings from operations by reportable segment.

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	September 30,	September 24,	$	%	September 30,	September 24,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
North	$310,384	$267,156	$43,228	16.2%	$16,697	$14,630	$2,067	14.1%
South	206,050	173,715	32,335	18.6%	10,234	9,900	334	3.4%
West	378,714	335,981	42,733	12.7%	22,538	19,962	2,576	12.9%
All Other	161,438	49,813	111,625	224.1%	6,882	2,959	3,923	132.6%
Corporate	—	—	—	—	(4,080)	(3,899)	(181)	4.6%
Total	$1,056,586	$826,665	$229,921	27.8%	$52,271	$43,552	$8,719	20.0%

	Net Sales				Earnings from Operations
	Nine Months Ended				Nine Months Ended
	September 30,	September 24,	$	%	September 30,	September 24,	$	%
(in thousands)	2017	2016	Change	Change	2017	2016	Change	Change
North	$857,858	$758,066	$99,792	13.2%	$42,921	$43,054	$(133)	(0.3)%
South	616,376	533,239	83,137	15.6%	31,152	35,830	(4,678)	(13.1)%
West	1,088,744	940,188	148,556	15.8%	65,547	58,434	7,113	12.2%
All Other	412,113	149,416	262,697	175.8%	13,285	11,542	1,743	15.1%
Corporate	—	—	—	—	(12,914)	(19,733)	6,819	34.6%
Total	$2,975,091	$2,380,909	$594,182	25.0%	$139,991	$129,127	$10,864	8.4%

(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

North

	Net Sales			Net Sales
	North Segment by Market			North Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 30,	September 24,		September 30,	September 24,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$139,284	$131,333	6.1%	$387,925	$369,699	4.9%
Industrial	40,192	27,524	46.0%	114,533	87,287	31.2%
Construction	137,616	113,897	20.8%	373,838	316,204	18.2%
Total Gross Sales	317,092	272,754	16.3%	876,296	773,190	13.3%
Sales Allowances	(6,708)	(5,598)	19.8%	(18,438)	(15,124)	21.9%
Total Net Sales	$310,384	$267,156	16.2%	$857,858	$758,066	13.2%

Note:  During 2017, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the North reportable segment increased in the third quarter of 2017 compared to 2016 as a result of increased sales to each of our markets primarily due to the same factors previously discussed.  Acquired operations contributed $8.7 million to our industrial sales increase.

Earnings from operations for the North reportable segment increased in the third quarter of 2017 by $2.1 million, or 14.1%, due to an increase in gross profit of $2.7 million, offset by a $0.6 million increase in SG&A expenses compared to last year.  Acquired operations contributed $0.4 million to our operating profits in the third quarter.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the North reportable segment increased in the first nine months of 2017 compared to 2016 due to an increase in sales to each of our markets primarily due to the same factors previously discussed.  Acquired operations contributed $21.0 million to our industrial sales increase.

Earnings from operations for the North reportable segment decreased in the first nine months of 2017 by $0.1 million, or 0.3%, due to an increase in gross profit of $4.5 million offset by a $4.6 million increase in SG&A expenses compared to last year.  Acquired operations contributed $1.4 million to our operating profits in the first nine months of 2017.

South

	Net Sales			Net Sales
	South Segment by Market			South Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 30,	September 24,		September 30,	September 24,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$92,146	$75,130	22.6%	$282,809	$240,175	17.8%
Industrial	69,390	61,749	12.4%	201,928	185,529	8.8%
Construction	49,054	40,385	21.5%	145,387	118,223	23.0%
Total Gross Sales	210,590	177,264	18.8%	630,124	543,927	15.8%
Sales Allowances	(4,540)	(3,549)	27.9%	(13,748)	(10,688)	28.6%
Total Net Sales	$206,050	$173,715	18.6%	$616,376	$533,239	15.6%

Note:  During 2017, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the South reportable segment increased in the third quarter of 2017 compared to 2016 due to increased sales to all markets primarily due to the same factors previously discussed.  Acquired operations contributed $24.4 million and $1.8 million to our growth in sales to the retail and industrial market, respectively.

Earnings from operations for the South reportable segment increased in the third quarter of 2017 by $0.3 million, or 3.4%, due to a increase in gross profit of $0.7 million offset by a $0.4 million increase in SG&A expenses.  Acquired operations contributed $0.6 million to our operating profits in the third quarter.

Net sales attributable to the South reportable segment increased in the first nine months of 2017 compared to 2016 due to increased sales to all markets primarily due to the factors previously discussed.  Acquired operations contributed $59.9 million of sales growth to our retail market.

Earnings from operations for the South reportable segment decreased in the first nine months of 2017 by $4.7 million, or 13.1%, due to a decrease in gross profit of $3.1 million and an increase of $1.6 million in SG&A expenses.  The decrease in gross profit was primarily due to the impact of the volatility in lumber prices.  Acquired operations contributed $2.0 million to our operating profits in the first nine months of 2017.

UNIVERSAL FOREST PRODUCTS, INC.

West

	Net Sales			Net Sales
	West Segment by Market			West Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 30,	September 24,		September 30,	September 24,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$115,069	$99,762	15.3%	$347,270	$298,723	16.3%
Industrial	145,132	126,836	14.4%	401,850	347,902	15.5%
Construction	123,026	113,488	8.4%	353,238	305,962	15.5%
Total Gross Sales	383,227	340,086	12.7%	1,102,358	952,587	15.7%
Sales Allowances	(4,513)	(4,105)	9.9%	(13,614)	(12,399)	9.8%
Total Net Sales	$378,714	$335,981	12.7%	$1,088,744	$940,188	15.8%

Note:  During 2017, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the West reportable segment increased in the third quarter of 2017 compared to 2016 due to increases in sales to all markets primarily due to factors previously discussed.

Earnings from operations for the West reportable segment increased in the third quarter of 2017 by $2.6 million, or 12.9%, compared to the same period in 2016 due to a $2.5 million increase in gross profit combined with a $0.1 million decrease in SG&A expenses.

Net sales attributable to the West reportable segment increased in the first nine months of 2017 compared to 2016 due to an increase in sales to all markets due to the same factors previously discussed.

Earnings from operations for the West reportable segment increased in the first nine months of 2017 by $7.1 million, or 12.2%, compared to the same period in 2016 due to a $10.8 million increase in gross profit, offset by a $3.7 million increase in SG&A expenses.

All Other

	Net Sales			Net Sales
	All Other Segment by Market			All Other Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 30,	September 24,		September 30,	September 24,
Market Classification	2017	2016	% Change	2017	2016	% Change
Retail	$45,396	$33,049	37.4%	$144,782	$109,606	32.1%
Industrial	114,792	15,907	621.6%	264,364	41,000	544.8%
Construction	331	4	8,175.0%	533	4	13,225.0%
Total Gross Sales	160,519	48,960	227.9%	409,679	150,610	172.0%
Sales Allowances & Other	919	853	7.7%	2,434	(1,194)	(303.9)%
Total Net Sales	$161,438	$49,813	224.1%	$412,113	$149,416	175.8%

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

Net sales attributable to All Other reportable segments increased in the third quarter of 2017 compared to 2016 due to increases in sales to the retail and industrial markets.  Our increase in sales to the industrial market was primarily due to an $89.3 million increase from businesses we acquired since September of 2016.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for All Other reportable segments increased during the third quarter of 2017 by $3.9 million, or 132.6%, compared to the same period of 2016.  During the third quarter of 2017, gross profit dollars increased $20.6 million, offset by an increase in SG&A expenses of $16.1 million compared to the same period of 2016.  Businesses we acquired contributed $3.7 million to our earnings from operations during the third quarter of 2017.

Net sales attributable to All Other reportable segments increased in the first nine months of 2017 compared to 2016 due to increases in sales to the retail and industrial markets.  Our increase in sales to the industrial market was primarily due to a $203.1 million increase from businesses we acquired since September of 2016.

Earnings from operations for All Other reportable segments increased during the first nine months of 2017 by $1.7 million, or 15.1%, compared to the same period of 2016.  During the first nine months of 2017, gross profit dollars increased $48.4 million, offset by an increase in SG&A expenses of $46.7 million compared to the same period of 2016.    Businesses we acquired since September of 2016 contributed $1.1 million to the earnings from operations increase in the first nine months of 2017.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 30,	September 24,
	2017	2016
Cash from operating activities	$97,350	$136,377
Cash used in investing activities	(121,375)	(200,139)
Cash from (used in) financing activities	11,230	13,981
Effect of exchange rate changes on cash	1,255	(969)
Net change in all cash and cash equivalents	(11,540)	(50,750)
Cash, cash equivalents, and restricted cash, beginning of period	34,489	88,342
Cash, cash equivalents, and restricted cash, end of period	$22,949	$37,592

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 49 days from 44 days during the third quarter and increased to 52 days from 47 in the first nine months of 2017 compared to the prior periods, due to the impact of

UNIVERSAL FOREST PRODUCTS, INC.

acquired operations which carry comparatively higher investments in inventory than our other operations.  Excluding acquired operations our cash cycle was 44 days in the third quarter of 2017 and 47 days in the first nine months of 2017.

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Days of sales outstanding	31	31	31	31
Days supply of inventory	38	34	41	37
Days payables outstanding	(20)	(21)	(20)	(21)
Days in cash cycle	49	44	52	47

In the first nine months of 2017, our cash from operating activities was $97.3 million, which was comprised of net earnings of $90.9 million and $41.3 million of non-cash expenses, offset by a $34.9 million increase in cash invested in working capital since the end of December 2016 due to the strong sales growth and higher lumber prices.  Comparatively, cash from operating activities was $136.4 million in the first nine months of 2016, which was comprised of net earnings of $83.3 million and $32.3 million of non-cash expenses, offset by a $20.8 million seasonal decrease in working capital since the end of 2015.  The increase in working capital compared to the same period last year was primarily due to significant increases in inventory and accounts receivable offset by increases in accounts payable which can be attributed to sales growth and higher lumber prices.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first nine months of 2017 and totaled $59.9 million and $57.2 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $26.1 million on September 30, 2017. We currently plan to spend $70 million for the year in 2017 on capital expenditures.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures were $35.7 million during the first nine months of 2016.  The increase in our capital expenditures in 2017 is primarily due to the additional requirements of our recently acquired operations and an increase in our “expansionary and efficiency” capital expenditures tied to initiatives including new products, value-added product capacity expansion, and automation.  The sale and purchase of investments totaling $12.2 million and $4.2 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $36.2 million, primarily to finance the $59.9 million of acquisitions we completed in the first nine months of 2017.  Additionally, we had $9.2 million in dividend payments and $13.0 million in payments for stock repurchases.

On September 30, 2017, we had $70.8 million outstanding on our $295 million revolving credit facility. The outstanding revolving credit facility also includes letters of credit totaling approximately $9.8 million on September 30, 2017; as a result, we have approximately $224.2 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under a “shelf agreement” for long term debt with a current lender. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 30, 2017.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 30, 2017 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
July 2 - August 5, 2017	2,800	84.01	—	2,755,923
August 6 - September 2, 2017	34,900	80.40	—	2,721,023
September 3 - September 30, 2017	—	—	—	2,721,023

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: November 1, 2017	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: November 1, 2017	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer