Form 10-K
period 2017-12-30
UNIVERSAL FOREST PRODUCTS INC
filed 2018-02-28
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 30, 2017.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0‑22684

UNIVERSAL FOREST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Michigan	38‑1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364‑6161

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒            No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐            No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days.   Yes ☒            No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒            No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑2 of the Act.)   Yes ☐            No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 30, 2017 was $1,676,557,004 computed at the closing price of $29.10 on that date, which was retroactively adjusted for the 3 for 1 stock split.

As of February 3, 2018, 61,210,113 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 30, 2017 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E‑1.

ANNUAL REPORT ON FORM 10‑K

DECEMBER 30, 2017

PART I

Item 1. Business.

General Development of the Business.

Universal Forest Products, Inc. is a holding company with subsidiaries throughout North America, Europe, Asia, and in Australia that supply wood, wood composite and other products to three markets: retail, industrial, and construction. The Company is headquartered in Grand Rapids, Michigan. For more information about Universal Forest Products, Inc., or its affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 30, 2017 ("2017 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2017 Annual Report are filed as Exhibit 13 with this Form 10‑K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments that are stand-alone reportable segments consist of our North, South, and West.  Our operating segments that are aggregated into the All Other reportable segment are the Alternative Materials, International, idX, and Corporate divisions. Separate financial information about our segments is incorporated by reference from Note N of the Consolidated Financial Statements presented under Item 8 herein.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail and commercial structures. Each of our markets, Retail, Industrial and Construction, are discussed in the paragraphs which follow. Our locations generally serve customers in multiple markets.

Retail. The customers comprising this market are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 19% of our total sales in fiscal 2017, 20% in 2016, and 19% in 2015.

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

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood composite decking and decorative lawn and garden products. Products sold to this market include those sold under the following trademarks: (1) ProWood  (2) Deckorators (3) UFP-Edge. We also sell engineered wood components to this market, which include roof trusses, wall panels and engineered floor systems (see "Construction Market" below).

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

Our industrial market also includes the results of operations of idX Holdings, Inc. ("idX"). idX is a designer, manufacturer and installer of highly customized interior fixtures that are used in retail and commercial structures representing several end markets. We acquired idX on September 16, 2016.

Construction Market. Our construction market is made up of customers in three submarkets - manufactured housing, residential construction and commercial construction.

The customers comprising the manufactured housing market are producers of mobile, modular and prefabricated homes and recreational vehicles (RV). Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer’s specification, plywood, oriented strand board and dimensional lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the close proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. These factors have enabled us to accumulate significant market share in the products we supply. We also distribute products such as siding, electrical and plumbing products to manufactured housing and RV customers.

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

Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. Our annual purchases of lumber are approximately $1.5 billion and consist of the following species and their respective percent of total lumber purchases: southern yellow pine (58%), spruce-pine-fur (23%), and douglas fir (4%), while the remaining 15% of lumber purchases were various other species.  Additionally, we purchase approximately $0.5 billion in plywood, OSB, and a variety of other wood-based products on an annual basis.  There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain programs such as consigned inventory. We believe this represents a competitive advantage.

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

On December 30, 2017 and December 31, 2016, we estimate that backlog orders associated with our construction and customized interior fixture businesses approximated $141.7 million and $127.3 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees. On December 30, 2017, we had approximately 10,000 employees.

Financial Information About Geographic Areas.

The dominant portion of our operations and sales occur in the United States. Separate financial information about foreign and domestic operations and export sales is incorporated by reference from Note N "Segment Reporting" of the Consolidated Financial Statements presented under Item 8 herein.

Available Information.

Our Internet address is www.ufpi.com. Through our Internet website under "Financial Information" in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under "Corporate Governance" in the Investor Relations section is our Code of Ethics for Senior Financial Officers.

Reports to Security Holders.

Not applicable.

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

We are subject to regional, national and global economic conditions. A decline in economic conditions throughout the United States could reduce demand for our products.

We may be impacted by a decline in the value of the U.S. dollar. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates would impact our import purchases and export sales, which totaled $132.6 million and $110.8 million, respectively, in 2017.  In addition, many of our industrial customers export their products.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the "Historical Lumber Prices"  and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10‑K. Our lumber costs as a percentage of gross sales were 49.1%, 48.4%, and 48.9% in 2017, 2016,  and 2015, respectively.

Our growth may be limited by the markets we serve, including our construction market which is highly cyclical.  Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 19% of our total sales in 2017, 20% in 2016, and 19% in 2015.

Economic and credit market conditions impact our ability to collect a greater percentage of our receivables. Economic and credit conditions may impact our bad debt expense. We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this risk. Bad debt expense as a percentage of sales was 0.03%, 0.06%, and 0.05% in 2017, 2016, and 2015, respectively.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales. We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by excess capacity among suppliers. There is excess capacity among suppliers of certain products in some of the markets we serve. Our selling prices and gross margins have been and are likely to continue to be impacted by this excess capacity.

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

The current version of federal health care legislation may significantly increase our costs. The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company. Our total health care costs totaled approximately $58.9 million, $52.7 million, and $41.3 million in 2017, 2016, and 2015, respectively.

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

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 9.0%, 9.6%, and 9.9% of sales in 2017, 2016, and 2015, respectively.

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

Cybersecurity breaches could interfere with operations. We rely upon information technology systems and network products and the secure operation of these systems and products.  Despite security measures, these systems and products may be vulnerable to physical damage, hackers, computer viruses, or breaches due to errors or malfeasance by employees, vendors, or customers.  We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 127 facilities located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space. Of these facilities, approximately 6 facilities are closed and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 36 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10‑K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2018. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	57	Chief Executive Officer, Universal Forest Products, Inc.
Patrick M. Webster	58	President and Chief Operating Officer, Universal Forest Products, Inc.
Michael R. Cole	51	Chief Financial Officer and Treasurer, Universal Forest Products, Inc.
Allen T. Peters	50	President, UFP Western Division, Inc.
Patrick Benton	48	President, UFP Eastern Division - North
Jonathan West	47	President, UFP Eastern Division - South
Robert D. Coleman	63	Executive Vice President of Manufacturing, Universal Forest Products, Inc.
C. Scott Greene	61	Executive Vice President of Marketing, Universal Forest Products, Inc.
Donald L. James	58	Executive Vice President of National Sales, Universal Forest Products, Inc.
Michael F. Mordell	60	Executive Vice President of International Operations.
Chad C. Uhlig Eastin	46	Executive Vice President of Purchasing, Inc.

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

PART II

The following information items in this Part II, which are contained in the 2017 Annual Report, are specifically incorporated by reference into this Form 10‑K Report. These portions of the 2017 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10‑K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)

The information relating to market, holders and dividends is incorporated by reference from the 2017 Annual Report under the captions “Price Range of Common Stock and Dividends” and “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
October 1 – November 4, 2017	—	—	—	2,721,023
November 5 – December 2, 2017	—	—	—	2,721,023
December 3 – December 30, 2017	—	—	—	2,721,023

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 2.7 million.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the 2017 Annual Report under the caption "Selected Financial Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2017 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 30, 2017, the estimated fair value of our long-term debt, including the current portion, was $148.0 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
($US equivalents, in thousands)
Long-term Debt:
Fixed Rate ($US)	318	288	165	113	35,065	$39,960	$75,909
Average interest rate	4.65%	4.55%	4.14%	3.65%	3.89%	3.98%
Variable Rate ($US)	972	59,422	2,700	—	$3,700	$3,300	$70,094
Average interest rate(1)	6.18%	2.49%	1.02%	—%	1.01%	0.96%

(1)	Average of rates at December 30, 2017.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2017 Annual Report under the following captions:

"Management’s Annual Report on Internal Control Over Financial Reporting"

"Report of Independent Registered Public Accounting Firm"

"Report of Independent Registered Public Accounting Firm"

"Consolidated Balance Sheets"

"Consolidated Statements of Earnings and Comprehensive Income"

"Consolidated Statements of Shareholders’ Equity"

"Consolidated Statements of Cash Flows"

"Notes to Consolidated Financial Statements"

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 30, 2017 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)

Management’s Annual Report on Internal Control Over Financial Reporting.  Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2017 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2017 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)

Changes in Internal Controls. During the fourth quarter ended December 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 30, 2017 for the 2017 Annual Meeting of Shareholders, as filed with the Commission ("2018 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2018 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2018 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2018 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 30, 2017, is as follows:

Number of shares
remaining
available for
future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	10,524,581
Equity compensation plans not approved by security holders	none

(1)

The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 30, 2017, is as follows: 295,698 shares for our Employee Stock Purchase Plan, 295,591 shares for our Directors’ Retainer Stock Plan, and 11,467 shares for our Employee Stock Gift Program. In addition, of the remaining 9,921,825 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.  All shares remaining to be issued were retroactively impacted by the 3 to 1 stock split on November 14, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2018 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2018 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2017 Annual Report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings and Comprehensive Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules. All schedules required by this Form 10‑K Report have been omitted because they were inapplicable, included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

3.    Exhibits. Reference is made to the Exhibit Index which is included in this Form 10‑K Report.

(b)	Reference is made to the Exhibit Index which is included in this Form 10‑K Report.
(c)	Not applicable

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Amended Bylaws

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

*(a)(6)

Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan was filed as Exhibit 10(a)(6) to a Form 10‑K, Annual Report for the year ended December 25, 2010 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(b)

Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	*(e)(1)	Form of Executive Stock Option Agreement was filed as Exhibit 10(e)(1) to a Registration Statement on Form S‑1 (No. 33‑69474) and the same is incorporated herein by reference.

	*(e)(2)	Form of Officers’ Stock Option Agreement was filed as Exhibit 10(e)(2) to a Registration Statement on Form S‑1 (No. 33‑69474) and the same is incorporated herein by reference.

*(f)

Performance Bonus Plan Summary Plan Description was filed as Exhibit 10(f) to a Form 10‑K, Annual Report for the year ended December 25, 2010 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(g)

Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10‑K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(h)

Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10‑K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	(i)(1)	Credit Agreement dated November 3, 2014 was filed as Exhibit 10(1) to a Form 8‑K Current Report dated November 7, 2014 and the same is incorporated herein by reference.

(k)

Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8‑K Current Report dated December 17, 2012 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

1

(l)

Universal Forest Products, Inc. 2002 Employee Stock Purchase Plan was filed as Exhibit 10(l) to a Form 10‑K, Annual Report for the year ended December 27, 2014 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(m)

Universal Forest Products, Inc. Director Retainer Stock Plan was filed as Exhibit 10(m) to a Form 10‑K, Annual Report for the year ended December 31, 2016 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(n)

Universal Forest Products, Inc. Amended and Restricted Long Term Stock Incentive Plan in incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2012.

(o)

Amended and restated agreement and plan of merger by and among Universal Forest Products, Inc., UFP Apple Merger Sub, Inc., idX Holdings, Inc. dated September 7, 2016 and filed as Exhibit 10(o) to Form 10‑Q, quarter ended September 24, 2016, and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 30, 2017.

14	Code of Ethics for Senior Financial Officers

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

(INS) XBRL Instance Document.

(SCH) XBRL Schema Document.

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document.

(LAB) XBRL Taxonomy Extension Label Linkbase Document.

(PRE) XBRL Taxonomy Extension Presentation Linkbase Document.

2

(DEF) XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a compensatory arrangement.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2018	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February, 2018, by the following persons on behalf of us and in the capacities indicated.

By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer

Each Director whose signature appears below hereby appoints Matthew J. Missad and Michael R. Cole, and each of them individually, as his or her attorney-in-fact to sign in his or her name and on his or her behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10‑K to the same extent and with the same effect as if done personally.

/s/ William G. Currie	/s/ John M. Engler
William G. Currie, Director	John M. Engler, Director

/s/ Gary F. Goode	/s/ Bruce A. Merino
Gary F. Goode, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Director	Thomas W. Rhodes, Director

/s/ Mary E. Tuuk	/s/ Brian C. Walker
Mary E. Tuuk, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director

4