Form 10-Q
period 2018-03-31
UNIVERSAL FOREST PRODUCTS INC
filed 2018-05-02
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2018
Common stock, $1 par value	61,543,902

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	March 31,	December 30,	April 1,
	2018	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,326	$28,339	$31,020
Restricted cash	32,425	477	909
Investments	10,701	11,269	5,928
Accounts receivable, net	430,251	327,751	365,620
Inventories:
Raw materials	261,808	234,354	232,647
Finished goods	259,898	225,954	239,369
Total inventories	521,706	460,308	472,016
Refundable income taxes	—	7,228	3,170
Other current assets	23,304	28,115	20,650
TOTAL CURRENT ASSETS	1,043,713	863,487	899,313
DEFERRED INCOME TAXES	2,273	1,865	1,960
RESTRICTED INVESTMENTS	10,238	8,359	3,800
OTHER ASSETS	7,123	7,368	12,573
GOODWILL	212,596	212,644	211,061
INDEFINITE-LIVED INTANGIBLE ASSETS	7,407	7,415	2,340
OTHER INTANGIBLE ASSETS, NET	34,543	34,910	36,759
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	754,603	763,101	720,912
Less accumulated depreciation and amortization	(441,032)	(434,472)	(411,059)
PROPERTY, PLANT AND EQUIPMENT, NET	313,571	328,629	309,853
TOTAL ASSETS	1,631,464	1,464,677	1,477,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$30,026	$25,851	$21,566
Accounts payable	176,469	140,106	156,030
Accrued liabilities:
Compensation and benefits	61,976	97,556	58,491
Income taxes	1,600	—	—
Other	42,633	38,404	39,473
Current portion of long-term debt	425	1,329	2,280
TOTAL CURRENT LIABILITIES	313,129	303,246	277,840
LONG-TERM DEBT	261,327	144,674	252,904
DEFERRED INCOME TAXES	13,894	14,079	21,364
OTHER LIABILITIES	26,192	28,655	28,198
TOTAL LIABILITIES	614,542	490,654	580,306
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,543,902, 61,191,888 and 61,554,147	61,544	61,192	61,554
Additional paid-in capital	172,929	161,928	156,320
Retained earnings	768,223	736,212	670,115
Accumulated other comprehensive income	(1,140)	144	(3,450)
Total controlling interest shareholders’ equity	1,001,556	959,476	884,539
Noncontrolling interest	15,366	14,547	12,814
TOTAL SHAREHOLDERS’ EQUITY	1,016,922	974,023	897,353
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,631,464	$1,464,677	$1,477,659

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 31,	April 1,
	2018	2017
NET SALES	$993,857	$846,130
COST OF GOODS SOLD	862,968	725,390
GROSS PROFIT	130,889	120,740
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	93,206	86,983
NET GAIN ON DISPOSITION OF ASSETS	(6,534)	(64)
EARNINGS FROM OPERATIONS	44,217	33,821
INTEREST EXPENSE	1,778	1,504
INTEREST AND INVESTMENT INCOME	(717)	(82)
EQUITY IN EARNINGS OF INVESTEE	—	(5)
	1,061	1,417
EARNINGS BEFORE INCOME TAXES	43,156	32,404
INCOME TAXES	9,574	10,770
NET EARNINGS	33,582	21,634
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(749)	(572)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$32,833	$21,062

EARNINGS PER SHARE - BASIC	$0.53	$0.34
EARNINGS PER SHARE - DILUTED	$0.53	$0.34

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	33,582	21,634
OTHER COMPREHENSIVE GAIN (LOSS)	(439)	3,035
COMPREHENSIVE INCOME	33,143	24,669
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,594)	(1,427)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$31,549	$23,242

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 31, 2016	$61,026	$144,649	$649,135	$(5,630)	$11,286	$860,466
Net earnings			21,062		572	21,634
Foreign currency translation adjustment				1,971	855	2,826
Unrealized gain (loss) on investment & foreign currency				209		209
Distributions to noncontrolling interest					(1,673)	(1,673)
Additional purchases of noncontrolling interest					1,774	1,774
Issuance of 5,214 shares under employee stock plans	5	142				147
Issuance of 407,328 shares under stock grant programs	408	6,836				7,244
Issuance of 118,038 shares under deferred compensation plans	118	(118)				—
Repurchase of 2,640 shares	(3)		(82)			(85)
Expense associated with share-based compensation arrangements		571				571
Accrued expense under deferred compensation plans		4,240				4,240
Balance at April 1, 2017	$61,554	$156,320	$670,115	$(3,450)	$12,814	$897,353
Balance at December 30, 2017	61,192	161,928	736,212	144	14,547	974,023
Net earnings			32,833		749	33,582
Foreign currency translation adjustment				(785)	845	60
Unrealized gain (loss) on investment & foreign currency				(499)		(499)
Distributions to noncontrolling interest					(775)	(775)
Additional purchases of noncontrolling interest					—	—
Net purchase and dissolution of noncontrolling interest					—	—
Issuance of 7,469 shares under employee stock plans	8	199				207
Issuance of 253,289 shares under stock grant programs	253	5,292				5,545
Issuance of 117,068 shares under deferred compensation plans	117	(117)				—
Repurchase of 25,812 shares	(26)		(822)			(848)
Expense associated with share-based compensation arrangements		1,034				1,034
Accrued expense under deferred compensation plans		4,593				4,593
Balance at March 31, 2018	$61,544	$172,929	$768,223	$(1,140)	$15,366	$1,016,922

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 31,	April 1,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,582	$21,634
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	12,712	11,392
Amortization of intangibles	1,228	1,119
Expense associated with share-based and grant compensation arrangements	1,094	617
Deferred income taxes (credits)	(519)	224
Equity in earnings of investee	—	(5)
Net gain on disposition of assets	(6,534)	(64)
Changes in:
Accounts receivable	(99,765)	(67,766)
Inventories	(57,403)	(60,984)
Accounts payable and cash overdraft	39,935	32,769
Accrued liabilities and other	(8,502)	(9,676)
NET CASH USED IN OPERATING ACTIVITIES	(84,172)	(70,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,362)	(16,531)
Proceeds from sale of property, plant and equipment	36,250	353
Acquisitions, net of cash received	(8,787)	(55,441)
Advances of notes receivable	(12)	(228)
Collections on notes receivable	482	721
Purchases of investments	(6,718)	(819)
Proceeds from sale of investments	5,045	1,204
Other	(594)	142
NET CASH FROM (USED IN) INVESTING ACTIVITIES	1,304	(70,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	296,342	281,090
Repayments under revolving credit facilities	(179,429)	(137,767)
Borrowings of debt	1,376	—
Repayment of debt	(5,232)	—
Proceeds from issuance of common stock	206	146
Distributions to noncontrolling interest	(775)	(1,673)
Repurchase of common stock	(848)	(83)
Other	(70)	(16)
NET CASH FROM FINANCING ACTIVITIES	111,570	141,697
Effect of exchange rate changes on cash	233	882
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,935	1,240
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	28,816	34,489
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$57,751	$35,729

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$28,339	$34,091
Restricted cash, beginning of period	477	398
Cash, cash equivalents, and restricted cash, beginning of period	$28,816	$34,489

Cash and cash equivalents, end of period	$25,326	$31,020
Restricted cash, end of period	32,425	4,709
Cash, cash equivalents, and restricted cash, end of period	$57,751	$35,729

SUPPLEMENTAL INFORMATION:
Interest paid	$843	$497
Income taxes paid	1,245	2,337
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	4,237	3,793

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10‑K for the fiscal year ended December 30, 2017.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the April 1, 2017 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	March 31, 2018			April 1, 2017
	Quoted	Prices with		Quoted	Prices with
	Prices in	Other		Prices in	Other
	Active	Observable		Active	Observable
	Markets	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Money market funds	$65	$4,744	$4,809	$64	$4,564	$4,628
Fixed income funds	2,159	7,111	9,270	4,055	—	4,055
Equity securities	7,202	—	7,202	5,928	—	5,928
Mutual funds:
Domestic stock funds	1,158	—	1,158	316	—	316
International stock funds	1,159	—	1,159	81	—	81
Target funds	281	743	1,024	246	—	246
Bond funds	207	347	554	203	—	203
Total mutual funds	2,805	1,090	3,895	846	—	846
Total	$12,231	$12,945	$25,176	$10,893	$4,564	$15,457
Assets at fair value	$12,231	$12,945	$25,176	$10,893	$4,564	$15,457

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

We did not maintain any Level 3 assets or liabilities at March 31, 2018, or April 1, 2017.

In 2017, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”) transferred $4.1 million in fixed income securities from its Investment Account and purchased an additional $3.8 million in fixed income securities which are held in a newly formed collateral trust account in line with regulatory requirements in the State of Michigan to allow Ardellis to act as an admitted carrier in the State.  These funds are intended to safeguard the insureds of the Michigan Branch of Ardellis.  The funds are classified as “Restricted Investments”.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $19.4 million as of March 31, 2018, consisting of domestic and international stocks, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following:

	March 31,2018
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$9,437	$(167)	$9,270
Equity	6,389	813	7,202
Mutual Funds	2,947	(34)	2,913
Total	$18,773	$612	$19,385

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. The net pre-tax effected unrealized gain was $0.6 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of March 31, 2018. During the first three months of 2018, Ardellis’ investments reported a net realized gain of $256 thousand, which was recorded in interest income on the statement of earnings.

C.       REVENUE RECOGNITION

On May 28, 2014, the FASB issued ASU No. 2014-09 (Accounting Standard Codification 606), Revenue from Contracts with Customers.  Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company has adopted the requirements of the new standard as of January 1, 2018, and utilized the modified retrospective method of transition which was applied to all contracts.

The Company completed the new revenue recognition standard assessment and determined that there was no material impact to our consolidated financial statements, aside from additional required disclosures, thus no needed adjustment to the opening retained earnings for the annual reporting period.

UNIVERSAL FOREST PRODUCTS, INC.

Within the three markets (retail, industrial, and construction) that the Company operates, there are a variety of written and oral contracts that are utilized to generate revenue from the sale of wood, wood composite and other products.  The transaction price is stated at the purchase order level, which includes shipping and/or freight costs and any applicable governmental authority taxes.  The majority of our contracts have a single performance obligation concentrated around the delivery of goods to the carrier, Free On Board (FOB) shipping point.  Therefore, revenue is recognized when this performance obligation is satisfied.  Generally, title and control passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

Certain customer products that we provide require installation by the Company or a 3rd party.  Installation revenue is recognized upon completion, which is typically 2-3 days after receipt.  If it is determined to utilize a 3rd party for installation, the party will act as an agent to the Company until completion of the installation.  Installation revenue represents an immaterial share of the Company’s total sales.

The Company utilizes rebates, credits, discounts and/or cash-based incentives with certain customers which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.  The allocation of these costs are applied at the invoice level and recognized in conjunction with revenue.  Additionally, the volume returns and refunds are estimated on a historical and expected basis which is a reduction of revenue recognized.

Earnings on construction contracts are reflected in operations using over time accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations, which is in accordance with ASC 606 as revenue is recognized when certain performance obligations are performed. Under over time accounting using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under over time accounting using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended
(in thousands)	March 31,	April 1,
Market Classification	2018	2017	% Change
FOB Shipping Point Revenue	$981,691	$826,876	18.72%
Construction Contract Revenue	29,976	31,981	-6.27%
Total Sales	1,011,667	858,857	17.79%

The North and West segments comprise the construction contract revenue above, $20.6 million and $9.4 million, respectively.  Construction contract revenue is primarily made up of site-built and framing customers.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 31,	December 30,	April 1,
	2018	2017	2017
Cost and Earnings in Excess of Billings	$2,517	$5,005	$3,063
Billings in Excess of Cost and Earnings	3,386	4,435	4,352

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2018	2017
Numerator:
Net earnings attributable to controlling interest	$32,833	$21,062
Adjustment for earnings allocated to non-vested restricted common stock	(724)	(362)
Net earnings for calculating EPS	$32,109	$20,700
Denominator:
Weighted average shares outstanding	61,636	61,410
Adjustment for non-vested restricted common stock	(1,358)	(1,053)
Shares for calculating basic EPS	60,278	60,357
Effect of dilutive restricted common stock	85	99
Shares for calculating diluted EPS	60,363	60,456
Net earnings per share:
Basic	$0.53	$0.34
Diluted	$0.53	$0.34

No options were excluded from the computation of diluted EPS for the quarters ended March 31, 2018, or April 1, 2017.

On October 17, 2017, our Board of Directors declared a three-for-one stock split effected in the form of a stock dividend.  The record date of the stock split was on October 31, 2017, and the eventual stock distribution to shareholders occurred on November 14, 2017.  As a result of the stock split, all historical per share data and number of shares outstanding presented in future financial statements are retroactively adjusted.

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

We own and operate a number of facilities throughout the United States that chemically treat lumber products. In connection with the ownership and operation of these and other real properties, and the disposal or treatment of hazardous or toxic substances, we may, under various federal, state, and local environmental laws, ordinances, and regulations, be potentially liable for removal and remediation costs, as well as other potential costs, damages, and expenses. Environmental reserves, calculated with no discount rate, have been established to cover remediation activities at wood preservation facilities in Stockertown, PA; Elizabeth City, NC; and Auburndale, FL. In addition, a reserve was established for our facility in Thornton, CA to remove certain lead containing materials which existed on the property at the time of purchase.

UNIVERSAL FOREST PRODUCTS, INC.

On a consolidated basis, we have reserved approximately $2.6 million and $3.6 million on March 31, 2018, and April 1, 2017, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the Environmental Protection Agency. The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.2 million. As a result, this amount is recorded in other long-term liabilities on March 31, 2018.

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

In addition, on March 31, 2018, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 31, 2018, we had outstanding purchase commitments on commenced capital projects of approximately $28.5 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of March 31, 2018, we had approximately $12.9 million outstanding payment and performance bonds for open projects. We had approximately $6.8 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 31, 2018, we had outstanding letters of credit totaling $26.4 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

UNIVERSAL FOREST PRODUCTS, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $16.6 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2018 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in three months ended 2018 and 2017 which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	January 23, 2018	$2,942 cash paid for 100% asset purchase	$850	$2,092	West
Spinner Wood Products, LLC ("Spinner")

A manufacturer and distributor of agricultural bin and various industrial packaging.  Spinner had annual sales of approximately $8 million.  The acquisition of Spinner allows us to expand our industrial packaging product offering and creates operating leverage by consolidating with other regional operations.

	January 15, 2018	$5,845 cash paid for 100% asset purchase	$50	$5,795	North
Great Northern Lumber, LLC

A manufacturer of industrial products as well as serving the concrete forming market in the Chicago area.  Great Northern Lumber had annual sales of approximately $25 million.  The acquisition of Great Northern Lumber enables us to expand our concrete forming product offering and regional coverage.

	October 16, 2017	$931 cash paid for 100% asset purchase	$909	$22	All Other
Silverwater Box

A manufacturer and distributor of total packaging solutions in timber, plastic, steel, fiberglass, and cardboard.  Silverwater Box had annual sales of approximately $2.8 million.  The acquisition of Silverwater Box allows us to make progress on our goal of becoming a global provider of packaging solutions.

	May 26, 2017	$5,042 cash paid for 100% asset purchase	$4,880	$162	South
Go Boy Pallets, LLC ("Go Boy")

A manufacturer and distributor of industrial pallets and packaging in Georgia and North Carolina.  Go Boy had annual sales of approximately $8 million.  The acquisition of Go Boy enabled us to expand our industrial packaging product offering and lumber sourcing in this region.

UNIVERSAL FOREST PRODUCTS, INC.

	March 6, 2017	$31,818 cash paid for 100% asset purchase	$7,653	$24,165	South
Robbins Manufacturing Co. ("Robbins")

A manufacturer of treated wood products with facilities in Florida, Georgia, and North Carolina.  Robbins had annual sales of approximately $86 million.  The acquisition of Robbins allowed us to expand our presence in this region and serve customers more cost effectively.

	March 6, 2017	$22,789 cash paid for 100% asset purchase	$14,341	$8,448	North
Quality Hardwood Sales, LLC ("Quality")

A manufacturer and supplier of hardwood products, including components of cabinets used in homes and recreational vehicles.  Quality had annual sales of approximately $30 million.  The acquisition of Quality enabled us to expand our product offering to include hardwood-based products.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2018.  In aggregate, acquisitions completed since the end of March 2017 contributed approximately $38.7 million in revenue and $0.8 million in operating profit during the first quarter of 2018.

G.       SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in our North, South, West, and International divisions. The exceptions to this geographic reporting and management structure are (a) the Company’s Alternative Materials Division, which offers a portfolio of non-wood products and distributes those products nation-wide (b) the Company’s distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry nation-wide and is accounted for as a reporting unit within the North segment, and (c) the idX division, which designs, produces, and installs customized in-store environments, for customers world-wide.

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

	Three Months Ended March 31, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$270,186	$242,020	$362,468	$119,183	$—	$993,857
Intersegment net sales	12,025	18,649	15,599	62,720	—	108,993
Segment operating profit (loss)	8,694	19,544	21,083	(3,100)	(2,004)	44,217

UNIVERSAL FOREST PRODUCTS, INC.

	Three Months Ended April 1, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$227,920	$188,743	$319,161	$110,306	$—	$846,130
Intersegment net sales	16,171	17,278	21,833	20,006	—	75,288
Segment operating profit	9,978	10,689	18,305	604	(5,755)	33,821

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 22.2% in the first quarter of 2018 compared to 33.2% for same period in 2017.  This decrease was due primarily to the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  Pursuant to SAB 118, the accounting for the Tax Act was incomplete at December 30, 2017 and is still incomplete as of March 31, 2018.    As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax, a provisional decrease for certain of our Deferred Tax Assets (DTAs) and Deferred Tax Liabilities (DTLs) related to the reduced corporate tax rate, and a provisional benefit related to our intent to fully expense all qualifying expenditures under the new cost recovery rules.

We have not made any additional measurement-period adjustments related to these items during the quarter.  However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

As noted at year-end, we were not yet able to reasonably estimate the effects for Global Intangible Low-Taxed Income (GILTI).  Therefore, no provisional adjustment was recorded.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740.  Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).  Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects or our estimated future results of global operations, we are not yet able to reasonably estimate the long-term effects of this provision of the Act.  Therefore, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method.  We have however, included an estimate of the estimated 2018 current GILTI impact in our Annual Effective Tax Rate (AETR) for 2018.  We expect to complete our accounting within the prescribed measurement period.

I.       PROPERTY SALE

The Company completed a sale of a property in Medley, Florida, during the first quarter of 2018. The sale price for the property was approximately $36 million and created a $7 million pre-tax gain.  The transaction is part of a strategy to create efficiencies and advantages not possible with the current facility by optimizing the capacity of its other three Florida operations, including two it acquired from Robbins Manufacturing in 2017, and adding a state-of-the-art facility in South Florida.  The Company will lease back the Medley, Florida, facility for two years as it executes its long-term plan for Florida and the Southeast region, however, only a minor portion of the property sold was leased back, the entire gain is included in income.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2018.

OVERVIEW

Our results for the first quarter of 2018 were impacted by the following:

•

Our gross sales increased by 18% compared to the first quarter of 2017, which was comprised of a 9% increase in unit sales and a 9% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Acquired operations contributed 4% to our unit sales growth.  All of our markets contributed to our 5% overall organic growth rate.

•

Our operating profits increased by 30.7% compared to the first quarter of 2017, which was primarily due to a  pre-tax net gain of approximately $6.5 million as a result of the of sale of certain assets including our Medley, FL, plant.  Excluding the impact of the sale, our operating profits increased by 11%, which is comparable with our 9% increase in unit sales.

•	Our effective tax rate was approximately 22% primarily due to the change in tax law.
•	Cash flow used in operating activities was $84 million due to seasonal working capital requirements totaling approximately $126 million since year end.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2018	2017
January	$449	$356
February	496	393
March	505	401

First quarter average	$483	$383

First quarter percentage change	26.1%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 42% and 44% of total lumber purchases through the first three months of 2018 and 2017, respectively.

	Random Lengths SYP
	Average $/MBF
	2018	2017
January	$418	$397
February	459	420
March	480	433

First quarter average	$452	$417

First quarter percentage change	8.4%

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 53.1% and 52.1% of our sales in the first three months of 2018 and 2017, respectively.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

BUSINESS COMBINATIONS

We completed two business acquisitions during the first three months of 2018 and four during all of 2017. The annual historical sales attributable to acquisitions completed in the first three months 2018 and all of 2017 were approximately

UNIVERSAL FOREST PRODUCTS, INC.

$33 million and $127 million, respectively.  These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2018 or 2017 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 31,	April 1,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	86.8	85.7
Gross profit	13.2	14.3
Selling, general, and administrative expenses	9.4	10.3
Net gain on disposition and impairment of assets	(0.7)	—
Earnings from operations	4.4	4.0
Other expense, net	0.1	0.2
Earnings before income taxes	4.3	3.8
Income taxes	1.0	1.3
Net earnings	3.4	2.6
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.3%	2.5%

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
•

Developing new products and expanding our product offering for existing customers. New product sales were $103.9 million in the first quarter of 2018 compared to $86.2 million during the first quarter of 2017.

	New Product Sales by Market
	Three Months Ended
(in thousands)	March 31,	April 1,
Market Classification	2018	2017	% Change
Retail	$55,243	$48,014	15.1
Industrial	28,955	24,420	18.6
Construction	19,668	13,745	43.1
Total New Product Sales	$103,866	$86,179	20.5

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

	Three Months Ended
	March 31,	April 1,
	2018	2017
Value-Added	61.7%	62.9%
Commodity-Based	38.3%	37.1%

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended
(in thousands)	March 31,	April 1,	%
Market Classification	2018	2017	Change
Retail	$370,961	$312,352	18.8
Industrial	332,966	280,599	18.7
Construction	307,740	265,906	15.7
Total Gross Sales	$1,011,667	$858,857	17.8
Sales Allowances	(17,810)	(12,727)	39.9
Total Net Sales	$993,857	$846,130	17.5

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Gross sales in the first quarter of 2018 increased 18% compared to the same period of 2017, due to a 9% increase in unit sales and a 9% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 4% to our unit sales growth, and our organic unit sales growth was 5%.

Changes in our gross sales by market are discussed below.

UNIVERSAL FOREST PRODUCTS, INC.

Retail:

Gross sales to the retail market increased almost 19% in the first quarter of 2018 compared to the same period of 2017, due to a 10% increase in unit sales and a 9% increase in selling prices. Within this market, sales to our big box customers increased over 15%, and sales to other independent retailers increased 24%.  Businesses we acquired contributed 7% to our growth in unit sales, primarily to independent retail customers.  Our organic unit growth was 3% for the quarter and was adversely impacted by inclement weather in certain areas of the U.S.

Industrial:

Gross sales to the industrial market increased almost 19% in the first quarter of 2018 compared to the same period of 2017, resulting from an 11% increase in unit sales and an 8% increase in selling prices. Businesses we acquired contributed 4% to our growth in unit sales.  Our organic growth in unit sales of 7% was due to adding over 300 new customers and 46 new locations of existing customers as well as greater customer demand.

Construction:

Gross sales to the construction market increased almost 16% in the first quarter of 2018 compared to 2017. The increase was due to a 6% increase in unit sales and a 10% increase in our selling prices. Our increase in unit sales was driven by a 10% increase to manufactured housing customers, a 3% increase to residential construction customers, and a 5% increase to commercial construction customers.  Our sales to residential construction customers were impacted by inclement weather in certain areas of the U.S.

By comparison (and based upon various industry publications):

•	Production of HUD-code manufactured homes in January and February 2018, the most recent period reported, was up 10.3% compared to the same period of 2017.
•	Non-residential construction activity in January and February increased approximately 8.2% compared to the same period of 2017.
•	National housing starts increased approximately 2.6% in the period from December 2017 through February 2018 (our sales trail housing starts by about a month) compared to the same period of 2017.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 13.2% from 14.3% comparing the first quarter of 2018 to the same period of 2017 due to the higher level of lumber prices as our 8.4% increase in gross profit dollars was in line with our 9% increase in unit sales during the same period.  Acquired operations contributed $2.3 million of gross profit in the first quarter of 2018.  Excluding acquisitions, our gross profits increased by $7.4 million, or 6.5%, over the same period last year as follows:

•	Our gross profit on sales to the retail market increased by approximately $0.8 million, primarily due to new product growth.
•	Our gross profit on sales to the industrial market increased by approximately $4.7 million, due to a combination of growth and more effectively passing on lumber cost increases in our selling prices.
•	Our gross profit on sales to the construction market increased by over $1.9 million, primarily due to organic growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $6.2 million, or 7.2%, in the first quarter of 2018 compared to the same period of 2017, while we reported a 9% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $9.1 million in the first quarter of

UNIVERSAL FOREST PRODUCTS, INC.

2018 compared to $8.1 million in 2017.  Acquired operations contributed approximately $1.5 million to our year over year increase.  The remaining increase was primarily due to an increase in base wages and benefits ($2.4 million) as well as sales incentive expenses ($1.0 million).

INTEREST, NET

Net interest costs were lower in the first quarter of 2018 compared to the same period of 2017 primarily due to approximately $500 thousand in investment income from our captive insurance company.  The increase in investment income is due to an overall increase in investments compared to the same period of 2017.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 22.2% in the first quarter of 2018 compared to 33.2% for same period in 2017.  This decrease was due primarily to the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  In addition, we recognized a favorable permanent tax difference related to our share-based compensation plans.

SEGMENT REPORTING

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	March 31,	April 1,	$	%	March 31,	April 1,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
North	$270,186	$227,920	$42,266	18.5%	$8,694	$9,978	$(1,284)	(12.9)%
South	242,020	188,743	53,277	28.2%	19,544	10,689	8,855	82.8%
West	362,468	319,161	43,307	13.6%	21,083	18,305	2,778	15.2%
All Other	119,183	110,306	8,877	8.0%	(3,100)	604	(3,704)	(613.2)%
Corporate	—	—	—	—	(2,004)	(5,755)	3,751	65.2%
Total	$993,857	$846,130	$147,727	17.5%	$44,217	$33,821	$10,396	30.7%

(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

North

	Net Sales
	North Segment by Market
	Three Months Ended
(in thousands)	March 31,	April 1,
Market Classification	2018	2017	% Change
Retail	$95,809	$87,445	9.6%
Industrial	51,620	32,490	58.9%
Construction	127,448	112,191	13.6%
Total Gross Sales	274,877	232,126	18.4%
Sales Allowances	(4,691)	(4,206)	11.5%
Total Net Sales	$270,186	$227,920	18.5%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the North reportable segment increased in the first quarter of 2018 compared to 2017 as a result of increased sales to each of our markets primarily due to the same factors previously discussed.  Acquired operations contributed $10.8 million to our industrial sales increase.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for the North reportable segment decreased in the first quarter of 2018 by $1.3 million, or 12.9%, due to a decrease in gross profit of $0.2 million and a $1.1 million increase in SG&A expenses compared to last year.  Acquired operations contributed $0.3 million to our operating profits in the first quarter.  Many of our plants in the North segment were impacted by inclement weather in the first quarter,  which had a corresponding adverse impact on earnings.

South

	Net Sales
	South Segment by Market
	Three Months Ended
(in thousands)	March 31,	April 1,
Market Classification	2018	2017	% Change
Retail	$115,197	$84,260	36.7%
Industrial	81,009	62,710	29.2%
Construction	51,070	45,856	11.4%
Total Gross Sales	247,276	192,826	28.2%
Sales Allowances	(5,256)	(4,083)	28.7%
Total Net Sales	$242,020	$188,743	28.2%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the South reportable segment increased in the first quarter of 2018 compared to 2017 due to increased sales to all markets primarily due to the same factors previously discussed.  Acquired operations contributed $26.5 million and $1.4 million to our growth in sales to the retail and industrial market, respectively.

Earnings from operations for the South reportable segment increased in the first quarter of 2018 by $8.9 million, or 82.8%, compared to the same period in 2017.  Excluding the impact of our Medley plant sale, earnings from operations increased during the first quarter of 2018 by $1.9 million due to an increase in gross profit dollars of $3.9 million, offset by an increase in SG&A expenses of $2.0 million compared to the same period of 2017.  Acquired operations contributed $1.4 million to gross profits, $1.0 million to SG&A, and $0.4 million to operating profits in the first quarter.  The increase in gross profit was driven by the retail and industrial markets due to the same factors previously discussed.

West

	Net Sales
	West Segment by Market
	Three Months Ended
(in thousands)	March 31,	April 1,
Market Classification	2018	2017	% Change
Retail	$111,024	$99,011	12.1%
Industrial	127,589	116,269	9.7%
Construction	129,171	107,745	19.9%
Total Gross Sales	367,784	323,025	13.9%
Sales Allowances	(5,316)	(3,864)	37.6%
Total Net Sales	$362,468	$319,161	13.6%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the West reportable segment increased in the first quarter of 2018 compared to 2017 due to increases in sales to all markets primarily due to factors previously discussed.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for the West reportable segment increased in the first quarter of 2018 by $2.8 million, or 15.2%, compared to the same period in 2017 due to a $4.1 million increase in gross profit offset by a $1.3 million increase in SG&A expenses.  Gross profits increased primarily due to organic sales growth and improved gross profits on sales to the industrial market due to the same factors previously discussed.

All Other

	Net Sales
	All Other Segment by Market
	Three Months Ended
(in thousands)	March 31,	April 1,
Market Classification	2018	2017	% Change
Retail	$48,931	$41,636	17.5%
Industrial	72,749	69,130	5.2%
Construction	50	115	(56.5)%
Total Gross Sales	121,730	110,881	9.8%
Sales Allowances & Other	(2,547)	(575)	343.0%
Total Net Sales	$119,183	$110,306	8.0%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

Net sales attributable to All Other reportable segments increased in the first quarter of 2018 compared to 2017 due to increases in sales to the retail and industrial markets.  Our increase in sales to the retail market was primarily due to a $6.4 million increase in sales within our International segment.

Earnings from operations for All Other reportable segments decreased during the first quarter of 2018 by $3.7 million due to a $0.5 million decrease in gross profit and $3.2 million increase in SG&A expenses, compared to the same period of 2017.  The overall decrease in earnings from operations was primarily due to the Alternative Materials segment.

UNIVERSAL FOREST PRODUCTS, INC.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 31,	April 1,
	2018	2017
Cash used in operating activities	$(84,172)	$(70,740)
Cash from (used in) investing activities	1,304	(70,599)
Cash from financing activities	111,570	141,697
Effect of exchange rate changes on cash	233	882
Net change in all cash and cash equivalents	28,935	1,240
Cash, cash equivalents, and restricted cash, beginning of period	28,816	34,489
Cash, cash equivalents, and restricted cash, end of period	$57,751	$35,729

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 57 days from 59 days during the first quarter of 2018 compared to the prior periods.

	Three Months Ended
	March 31,	April 1,
	2018	2017
Days of sales outstanding	32	32
Days supply of inventory	46	48
Days payables outstanding	(21)	(21)
Days in cash cycle	57	59

In the first three months of 2018, our cash used in operating activities was $84.2 million, which was comprised of net earnings of $33.6 million and $8.0 million of non-cash expenses, offset by a $125.8 million seasonal increase in working capital since the end of December 2017.  Comparatively in the first three months of 2017, our cash used in operating activities was $70.8 million, which was comprised of net earnings of $21.6 million, $13.2 million of non-cash expenses, and a $105.6 million seasonal increase in working capital.  The increase in working capital compared to the same period last year was primarily due to growth in our business and higher lumber prices.

UNIVERSAL FOREST PRODUCTS, INC.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first three months of 2018 and totaled $8.8 million and $24.4 million, respectively. Proceeds from the sale of our Medley, FL, plant provided approximately $36 million in net cash proceeds.  Outstanding purchase commitments on existing capital projects totaled approximately $28.5 million on March 31, 2018. We currently plan to spend $85 million for the year in 2018 on capital expenditures.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures were $16.5 million during the first three months of 2017.  The increase in our capital expenditures in 2018 is primarily due to the additional requirements of recently acquired operations and certain real estate purchases as we continue to grow our business.  The sale and purchase of investments totaling $5.0 million and $6.7 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $116.9 million, primarily as a result of seasonal working capital requirements.

On March 31, 2018, we had $176.2 million outstanding on our $295 million revolving credit facility. The outstanding revolving credit facility also includes letters of credit totaling approximately $9.8 million on March 31, 2018; as a result, we have approximately $109.0 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $225 million in availability under an amended “shelf agreement” for long term debt with a current lender. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 31, 2018.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 30, 2017.

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

UNIVERSAL FOREST PRODUCTS, INC.

margins, and our profitability. We anticipate that these fluctuations will continue in the future. (See “Impact of the Lumber Market on Our Operating Results.”)

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We entered into forward foreign exchange rate contracts in 2017 and may enter into further forward contracts in the future associated with mitigating the foreign currency exchange risk. Historically, our hedge contracts are deemed immaterial to the financial statements, however any material hedge contract in the future will be disclosed.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 31, 2018 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 31, 2017 - February 3, 2018	—	—	—	2,721,023
February 4 - March 3, 2018	—	—	—	2,721,023
March 4 - 31, 2018	25,812	32.85	—	2,695,211

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: May 2, 2018	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 2, 2018	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer