Form 10-Q
period 2018-06-30
UNIVERSAL FOREST PRODUCTS INC
filed 2018-08-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2018
Common stock, $1 par value	61,632,401

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	June 30,	December 30,	July 1,
	2018	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,501	$28,339	$24,625
Restricted cash	16,758	477	905
Investments	14,493	11,269	10,401
Accounts receivable, net	489,145	327,751	398,529
Inventories:
Raw materials	272,765	234,354	218,356
Finished goods	259,109	225,954	220,079
Total inventories	531,874	460,308	438,435
Refundable income taxes	2,396	7,228	—
Other current assets	30,464	28,115	21,970
TOTAL CURRENT ASSETS	1,112,631	863,487	894,865
DEFERRED INCOME TAXES	2,235	1,865	1,981
RESTRICTED INVESTMENTS	10,950	8,359	7,911
OTHER ASSETS	7,081	7,368	7,842
GOODWILL	219,595	212,644	213,597
INDEFINITE-LIVED INTANGIBLE ASSETS	7,384	7,415	2,340
OTHER INTANGIBLE ASSETS, NET	36,045	34,910	37,547
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	791,348	763,101	735,474
Less accumulated depreciation and amortization	(450,650)	(434,472)	(419,518)
PROPERTY, PLANT AND EQUIPMENT, NET	340,698	328,629	315,956
TOTAL ASSETS	1,736,619	1,464,677	1,482,039
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$33,608	$25,851	$22,769
Accounts payable	197,408	140,106	160,250
Accrued liabilities:
Compensation and benefits	88,771	97,556	77,187
Income taxes	—	—	960
Other	50,038	38,404	48,063
Current portion of long-term debt	542	1,329	2,378
TOTAL CURRENT LIABILITIES	370,367	303,246	311,607
LONG-TERM DEBT	276,274	144,674	204,752
DEFERRED INCOME TAXES	13,856	14,079	20,360
OTHER LIABILITIES	28,399	28,655	28,959
TOTAL LIABILITIES	688,896	490,654	565,678
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,632,401, 61,191,888 and 61,265,325	61,632	61,192	61,266
Additional paid-in capital	174,749	161,928	158,248
Retained earnings	800,237	736,212	684,808
Accumulated other comprehensive income	(4,077)	144	(2,590)
Total controlling interest shareholders’ equity	1,032,541	959,476	901,732
Noncontrolling interest	15,182	14,547	14,629
TOTAL SHAREHOLDERS’ EQUITY	1,047,723	974,023	916,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,736,619	$1,464,677	$1,482,039

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
NET SALES	$1,294,440	$1,072,375	$2,288,297	$1,918,505
COST OF GOODS SOLD	1,128,751	924,135	1,991,719	1,649,526
GROSS PROFIT	165,689	148,240	296,578	268,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	104,595	94,605	197,800	181,587
NET LOSS (GAIN) ON DISPOSITION OF ASSETS AND IMPAIRMENT OF ASSETS	477	(264)	(6,057)	(328)
EARNINGS FROM OPERATIONS	60,617	53,899	104,835	87,720
INTEREST EXPENSE	2,248	1,840	4,025	3,343
INTEREST AND INVESTMENT INCOME	(181)	(329)	(898)	(411)
EQUITY IN EARNINGS OF INVESTEE	—	(21)	—	(26)
	2,067	1,490	3,127	2,906
EARNINGS BEFORE INCOME TAXES	58,550	52,409	101,708	84,814
INCOME TAXES	13,420	17,835	22,994	28,605
NET EARNINGS	45,130	34,574	78,714	56,209
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,086)	(932)	(1,836)	(1,505)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$44,044	$33,642	$76,878	$54,704

EARNINGS PER SHARE - BASIC	$0.71	$0.55	$1.24	$0.89
EARNINGS PER SHARE - DILUTED	$0.71	$0.55	$1.24	$0.89

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	45,130	34,574	78,714	56,209
OTHER COMPREHENSIVE GAIN (LOSS)	(3,905)	1,387	(4,344)	4,422
COMPREHENSIVE INCOME	41,225	35,961	74,370	60,631
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(119)	(1,460)	(1,713)	(2,887)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$41,106	$34,501	$72,657	$57,744

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 31, 2016	$61,026	$144,649	$649,135	$(5,630)	$11,286	$860,466
Net earnings			54,704		1,505	56,209
Foreign currency translation adjustment				2,817	1,382	4,199
Unrealized gain (loss) on investment & foreign currency				223		223
Distributions to noncontrolling interest					(1,953)	(1,953)
Additional purchases of noncontrolling interest					2,409	2,409
Cash dividends - $0.150 per share			(9,208)			(9,208)
Issuance of 12,699 shares under employee stock plans	13	319				332
Issuance of 426,435 shares under stock grant programs	426	6,784				7,210
Issuance of 132,624 shares under deferred compensation plans	133	(133)				—
Repurchase of 332,640 shares	(332)	221	(9,823)			(9,934)
Tax benefits from non-qualified stock options exercised		—				—
Expense associated with share-based compensation arrangements		1,282				1,282
Accrued expense under deferred compensation plans		5,126				5,126
Balance at July 1, 2017	$61,266	$158,248	$684,808	$(2,590)	$14,629	$916,361
Balance at December 30, 2017	61,192	161,928	736,212	144	14,547	974,023
Net earnings			76,878		1,836	78,714
Foreign currency translation adjustment				(3,669)	(123)	(3,792)
Unrealized gain (loss) on investment & foreign currency				(552)		(552)
Distributions to noncontrolling interest					(1,078)	(1,078)
Cash dividends - $0.180 per share			(11,090)			(11,090)
Issuance of 16,917 shares under employee stock plans	17	483				500
Issuance of 346,777 shares under stock grant programs	347	4,990				5,337
Issuance of 132,603 shares under deferred compensation plans	132	(132)				—
Repurchase of 55,784 shares	(56)		(1,763)			(1,819)
Expense associated with share-based compensation arrangements		1,817				1,817
Accrued expense under deferred compensation plans		5,663				5,663
Balance at June 30, 2018	$61,632	$174,749	$800,237	$(4,077)	$15,182	$1,047,723

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	June 30,	July 1,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$78,714	$56,209
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	26,144	23,248
Amortization of intangibles	2,702	2,377
Expense associated with share-based and grant compensation arrangements	1,924	1,381
Deferred income taxes (credits)	(565)	355
Equity in earnings of investee	—	(26)
Net gain on disposition of assets	(6,057)	(328)
Changes in:
Accounts receivable	(155,666)	(101,239)
Inventories	(61,828)	(26,979)
Accounts payable and cash overdraft	62,665	38,146
Accrued liabilities and other	15,895	22,067
NET CASH USED IN OPERATING ACTIVITIES	(36,072)	15,211
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54,313)	(34,549)
Proceeds from sale of property, plant and equipment	36,724	1,039
Acquisitions, net of cash received	(37,960)	(59,658)
Purchases of investments	(9,348)	(15,118)
Proceeds from sale of investments	3,180	7,247
Other	(1,352)	1,152
NET CASH FROM (USED IN) INVESTING ACTIVITIES	(63,069)	(99,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	488,853	444,601
Repayments under revolving credit facilities	(431,657)	(349,311)
Borrowings of debt	1,639	—
Repayment of debt	(5,437)	—
Issuance of long-term debt	75,000	—
Proceeds from issuance of common stock	500	331
Dividends paid to shareholders	(11,090)	(9,207)
Distributions to noncontrolling interest	(1,078)	(1,953)
Repurchase of common stock	(1,819)	(9,934)
Other	(71)	(6)
NET CASH FROM FINANCING ACTIVITIES	114,840	74,521
Effect of exchange rate changes on cash	(256)	1,196
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,443	(8,959)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	28,816	34,489
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$44,259	$25,530

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$28,339	$34,091
Restricted cash, beginning of period	477	398
Cash, cash equivalents, and restricted cash, beginning of period	$28,816	$34,489

Cash and cash equivalents, end of period	$27,501	$24,625
Restricted cash, end of period	16,758	905
Cash, cash equivalents, and restricted cash, end of period	$44,259	$25,530

SUPPLEMENTAL INFORMATION:
Interest paid	$3,889	$3,049
Income taxes paid	18,745	15,895
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	4,779	4,231

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the July 1, 2017 balances in the accompanying unaudited consolidated condensed balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	June 30, 2018				July 1, 2017
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other
	Active	Observable	Unobservable		Active	Observable
	Markets	Inputs	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	Total
Money market funds	$56	$1,513	$—	$1,569	$64	$891	$955
Fixed income funds	2,879	7,968	—	10,847	1,495	6,451	7,946
Equity securities	7,892	—	—	7,892	9,822	—	9,822
Hedge funds	—	—	1,689	1,689
Mutual funds:
Domestic stock funds	413	—	—	413	330	—	330
International stock funds	3,951	—	—	3,951	84	—	84
Target funds	249	—	—	249	254	—	254
Bond funds	725	—	—	725	206	—	206
Total mutual funds	5,338	—	—	5,338	874	—	874
Total	$16,165	$9,481	$1,689	$27,335	$12,255	$7,342	$19,597
Assets at fair value	$16,165	$9,481	$1,689	$27,335	$12,255	$7,342	$19,597

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

During the second quarter of 2018, we purchased a private real estate income trust which will be valued as a Level 3 asset.  We did not maintain any Level 3 assets or liabilities at July 1, 2017.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $24.8 million as of June 30, 2018, consisting of domestic and international stocks, hedge funds, and fixed income bonds.

UNIVERSAL FOREST PRODUCTS, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 30,2018
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$11,068	$(221)	$10,847
Equity	7,013	879	7,892
Mutual Funds	4,508	(123)	4,385
Hedge Funds	1,679	10	1,689
Total	$24,268	$545	$24,813

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our hedge funds consist of the private real estate income trust which is valued as a Level 3 asset.  The net pre-tax effected unrealized gain was $0.5 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of June 30, 2018. During the first six months of 2018, Ardellis’ investments reported a net realized gain of $514 thousand, which was recorded in interest income on the statement of earnings.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
FOB Shipping Point Revenue	$1,281,557	$1,058,777	21.04%	$2,263,248	$1,885,652	20.02%
Construction Contract Revenue	38,811	33,418	16.14%	68,787	65,400	5.18%
Total Sales	1,320,368	1,092,195	20.89%	2,332,035	1,951,052	19.53%

In the first six months of 2018, the North and West segments comprise the construction contract revenue above, $47.3 million and $21.5 million, respectively.  Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 30,	December 30,	July 1,
	2018	2017	2017
Cost and Earnings in Excess of Billings	$5,501	$5,005	$3,521
Billings in Excess of Cost and Earnings	4,616	4,435	3,725

UNIVERSAL FOREST PRODUCTS, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Numerator:
Net earnings attributable to controlling interest	$44,044	$33,642	$76,878	$54,704
Adjustment for earnings allocated to non-vested restricted common stock	(1,018)	(663)	(1,728)	(994)
Net earnings for calculating EPS	$43,026	$32,979	$75,150	$53,710
Denominator:
Weighted average shares outstanding	61,895	61,632	61,770	61,482
Adjustment for non-vested restricted common stock	(1,431)	(1,215)	(1,389)	(1,119)
Shares for calculating basic EPS	60,464	60,417	60,381	60,363
Effect of dilutive restricted common stock	85	93	80	111
Shares for calculating diluted EPS	60,549	60,510	60,461	60,474
Net earnings per share:
Basic	$0.71	$0.55	$1.24	$0.89
Diluted	$0.71	$0.55	$1.24	$0.89

No options were excluded from the computation of diluted EPS for the quarters ended June 30, 2018, or July 1, 2017.

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

On a consolidated basis, we have reserved approximately $2.5 million and $3.6 million on June 30, 2018, and July 1, 2017, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the Environmental Protection Agency. The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure

UNIVERSAL FOREST PRODUCTS, INC.

involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.2 million. As a result, this amount is recorded in other long-term liabilities on June 30, 2018.

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

In addition, on June 30, 2018, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 30, 2018, we had outstanding purchase commitments on commenced capital projects of approximately $23.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of June 30, 2018, we had approximately $15.8 million outstanding payment and performance bonds for open projects. We had approximately $1.7 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 30, 2018, we had outstanding letters of credit totaling $30.4 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $20.6 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2018 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in six months ended 2018 and 2017 which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	June 1, 2018	$23,893 cash paid for 100% asset purchase	$7,123	$16,770	South
North American Container Corporation ("NACC")

A manufacturer of structural packaging products, including steel, corrugated and hardwood packaging.  NACC had annual sales of approximately $71 million.  The acquisition of NACC allowed us to expand our presence in this region, expand our product offering, and serve customers more cost effectively.

	April 9, 2018	$3,890 cash paid for 100% asset purchase	$2,235	$1,655	West
Fontana Wood Products ("Fontana")

A manufacturer and distributor lumber and trusses in the Southern California region.  Fontana had annual sales of approximately $12 million.  The acquisition of Fontana allows us to expand our manufactured housing business and creates operating leverage by consolidating with another regional operation.

	April 3, 2018	$1,404 cash paid for 100% asset purchase	$1,344	$60	All Other
Expert Packaging ("Expert")

A manufacturer and distributor of total packaging solutions in timber, crates, pallets, and skids.  Expert had annual sales of approximately $3.6 million.  The acquisition of Expert allows us to make progress on our goal of becoming a global provider of packaging solutions.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2018, excluding the NACC aquisition.  In aggregate, acquisitions completed since the end of June 2017 contributed approximately $14.2 million in revenue and $0.7 million in operating profit during the second quarter of 2018.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

	Three Months Ended June 30, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$390,821	$291,320	$456,825	$155,474	$—	$1,294,440
Intersegment net sales	18,558	20,675	14,464	61,957	—	115,654
Segment operating profit	19,822	14,902	29,698	4,319	(8,124)	60,617

	Three Months Ended July 1, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$319,554	$221,583	$390,868	$140,370	$—	$1,072,375
Intersegment net sales	16,790	19,378	22,249	49,197	—	107,614
Segment operating profit	16,246	10,229	24,704	5,798	(3,078)	53,899

	Six Months Ended June 30, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$661,007	$533,340	$819,293	$274,657	$—	$2,288,297
Intersegment net sales	30,583	39,323	30,063	124,677	—	224,646
Segment operating profit (loss)	28,517	34,447	50,780	1,219	(10,128)	104,835

	Six Months Ended July 1, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$547,475	$410,326	$710,030	$250,674	$—	$1,918,505
Intersegment net sales	32,962	36,656	44,082	68,127	—	181,827
Segment operating profit	26,224	20,918	43,008	6,404	(8,834)	87,720

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 22.9% in the second quarter of 2018 compared to 34.0% for same period in 2017.  Our effective tax rate was 22.6% in the first six months of 2018 compared to 33.7% for the same period in 2017.  This decrease was due primarily to changes resulting from the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, along with eliminating the domestic manufacturing deduction.  Pursuant to SAB 118, the accounting for the Tax Act was incomplete at December 30, 2017 and is still incomplete as of June 30, 2018.  As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax, a provisional decrease for certain of our Deferred Tax Assets (DTAs) and Deferred Tax Liabilities (DTLs) related to the reduced corporate tax rate, and a provisional benefit related to our intent to fully expense all qualifying expenditures under the new cost recovery rules.

UNIVERSAL FOREST PRODUCTS, INC.

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

I.       PROPERTY SALE

The Company completed a sale of a property in Medley, Florida, during the first quarter of 2018. The sale price for the property was approximately $36 million and created a $7 million pre-tax gain.  The transaction is part of a strategy to create efficiencies and advantages not possible with the current facility by optimizing the capacity of its other three Florida operations, including two it acquired from Robbins Manufacturing in 2017, and adding a state-of-the-art facility in South Florida.  The Company will lease back the Medley, Florida, facility for two years as it executes its long-term plan for Florida and the Southeast region.  Since only a minor portion of the property sold was leased back the entire gain is included in income.

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

OVERVIEW

Our results for the second quarter of 2018 were impacted by the following:

•

Our gross sales increased by 21% compared to the second quarter of 2017, which was comprised of an 8% increase in unit sales and a 13% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Organic growth contributed 7% of our unit sales increase, while acquisitions contributed 1%.    We experienced favorable organic growth to each of the markets we serve.

•

Our operating profits increased by 12.5% compared to the second quarter of 2017, which compares favorably with our 8% increase in unit sales.  The improvement in our profit per unit was primarily due to rising lumber prices for most of the quarter which favorably impacted the gross profit of products we sell with variable selling prices.  Conversely, lumber prices fell for most of the second quarter of 2017.

•	Our effective tax rate was approximately 23% due to the change in tax law. We currently anticipate an overall rate of 23.5% for the year.
•

Cash flow used in operating activities was $36 million due to peak lumber prices and seasonal working capital requirements totaling approximately $139 million since year end.  We currently anticipate that this seasonal investment and the amount outstanding on the revolving credit facility will be reduced accordingly by October.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2018	2017
January	$449	$356
February	496	393
March	505	401
April	496	424
May	554	416
June	572	399

Second quarter average	$541	$413
Year-to-date average	$512	$398

Second quarter percentage change	31.0%
Year-to-date percentage change	28.6%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 45% and 46% of total lumber purchases through the first six months of 2018 and 2017, respectively.

	Random Lengths SYP
	Average $/MBF
	2018	2017
January	$418	$397
February	459	420
March	480	433
April	483	438
May	535	416
June	562	399

Second quarter average	$527	$418
Year-to-date average	$490	$417

Second quarter percentage change	26.1%
Year-to-date percentage change	17.5%

UNIVERSAL FOREST PRODUCTS, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 52.8% and 49.3% of our sales in the first six months of 2018 and 2017, respectively.

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

•

Products with fixed selling prices. These products include value-added products such as deck components and fencing sold to retail customers, as well as trusses, wall panels and other components sold to the construction market, and most industrial packaging products. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time or are based upon a specific quantity. In order to maintain margins and reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers for these sales commitments. Also, the time period and quantity limitations eventually allow us to re-price our products for changes in lumber costs from our suppliers.  We believe our sales of these products are at their highest relative level in our third and fourth quarter.

•

Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profits. These products primarily include treated lumber, remanufactured lumber, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins.  We believe our sales of these products are at their highest relative level in our second quarter, primarily due to treated lumber sold to the retail market.

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

BUSINESS COMBINATIONS

We completed five business acquisitions during the first six months of 2018 and four during all of 2017. The annual historical sales attributable to acquisitions completed in the first six months 2018 and all of 2017 were approximately $120 million and $127 million, respectively.  These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2018 or 2017 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.2	86.2	87.0	86.0
Gross profit	12.8	13.8	13.0	14.0
Selling, general, and administrative expenses	8.1	8.8	8.7	9.4
Net loss (gain) on disposition and impairment of assets	—	—	(0.3)	—
Earnings from operations	4.7	5.0	4.6	4.6
Other expense, net	0.2	0.1	0.1	0.2
Earnings before income taxes	4.5	4.9	4.4	4.4
Income taxes	1.0	1.7	1.0	1.5
Net earnings	3.5	3.2	3.4	2.9
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.4%	3.1%	3.4%	2.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UNIVERSAL FOREST PRODUCTS, INC.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail stores, commercial and other structures.  Our strategic long-term sales objectives include:

•

Diversifying our end market sales mix by increasing sales of specialty wood and non-wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures used in a variety of markets.

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
•

Developing new products and expanding our product offering for existing customers. New product sales were $153.1 million in the second quarter of 2018 compared to $122.8 million during the second quarter of 2017.  New products sales year-to-date for 2018 and 2017 were $262.2 million and $211.1 million, respectively.

	New Product Sales by Market			New Product Sales by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$95,409	77,227	23.5	$153,514	$126,275	21.6
Industrial	36,127	29,048	24.4	67,135	53,705	25.0
Construction	21,533	16,556	30.1	41,509	31,164	33.2
Total New Product Sales	153,069	122,831	24.6	$262,158	$211,144	24.2

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Value-Added	60.1%	62.0%	60.8%	62.3%
Commodity-Based	39.9%	38.0%	39.2%	37.7%

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$545,492	$458,267	19.0%	$916,453	$770,619	18.9%
Industrial	404,090	340,463	18.7%	737,056	621,062	18.7%
Construction	370,786	293,465	26.3%	678,526	559,371	21.3%
Total Gross Sales	1,320,368	1,092,195	20.9%	2,332,035	1,951,052	19.5%
Sales Allowances	(25,928)	(19,820)	30.8%	(43,738)	(32,547)	34.4%
Total Net Sales	$1,294,440	$1,072,375	20.7%	$2,288,297	$1,918,505	19.3%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Gross sales in the second quarter of 2018 increased 21% compared to the same period of 2017, due to an 8% increase in unit sales and a 13% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 1% to our unit sales growth, and our organic unit sales growth was 7%.

Gross sales in the first six months of 2018 increased 20% compared to the same period of 2017, due to an 8% increase in unit sales and a 12% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 3% to our unit sales growth, and our organic unit sales growth was 5%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased 19% in the second quarter of 2018 compared to the same period of 2017, due to a 6% increase in unit sales and a 13% increase in selling prices. Within this market, sales to our big box customers increased almost 16%, and sales to other independent retailers increased almost 25%.  Our organic unit growth was 6% for the quarter primarily due to increased sales to our independent retail customers, as demand improved following inclement weather in the first quarter.

Gross sales to the retail market increased almost 19% in the first six months of 2018 compared to the same period of 2017, due to an 8% increase in unit sales and a 11% increase in selling prices. Within this market, sales to our big box customers increased over 15%, while sales to other independent retailers increased over 24%.  Businesses we acquired contributed 3% to our growth in unit sales, primarily to independent retail customers, while organic unit sales growth increased 5% in the first six months of 2018.

Industrial:

Gross sales to the industrial market increased almost 19% in the second quarter of 2018 compared to the same period of 2017, resulting from an 8% increase in unit sales and an 11% increase in selling prices. Businesses we acquired contributed 3% to our growth in unit sales.  Our organic growth in unit sales of 5% was due to adding over 400 new customers, 122 new locations of existing customers, and $7 million of new sales growth as our efforts to improve market share continue to gain traction.

Gross sales to the industrial market increased almost 19% in the first six months of 2018 compared to the same period of 2017, resulting from a 9% increase in unit sales and a 10% increase in selling prices. Businesses we acquired contributed 4% to our growth in unit sales.  Our organic growth in unit sales of 5% was primarily due to the same factors discussed above.

UNIVERSAL FOREST PRODUCTS, INC.

Construction:

Gross sales to the construction market increased over 26% in the second quarter of 2018 compared to 2017. The increase was due to a 10% increase in unit sales and a 16% increase in our selling prices. Our increase in unit sales was driven by a 9% increase to manufactured housing customers, a 10% increase to residential construction customers, and a 13% increase to commercial construction customers.  Acquired businesses contributed 1% to our growth in unit sales to the overall construction market and 4% to the commercial market.

By comparison (and based upon various industry publications):

•	Production of HUD-code manufactured homes in April and May 2018, the most recent period reported, was up 6.5% compared to the same period of 2017.
•	Non-residential construction activity in April and May increased approximately 6.0% compared to the same period of 2017.
•	National housing starts increased approximately 13.4% in the period from March through May 2018 (our sales trail housing starts by about a month) compared to the same period of 2017.

Gross sales to the construction market increased over 21% in the first six months of 2018 compared to 2017. The increase was due to an 8% increase in unit sales and a 13% increase in our selling prices. Our increase in unit sales was driven by a 9% increase to manufactured housing customers, a 10% increase to concrete forming and commercial construction customers, and a 6% increase to residential construction customers due to the same factors discussed above.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 12.8% from 13.8% comparing the second quarter of 2018 to the same period of 2017 due to the higher level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”).  More importantly, our 11.8% increase in gross profit dollars compares favorably to our 8% increase in unit sales during the same period.  Acquired operations contributed $1.9 million of gross profit in the second quarter of 2018.  Excluding acquisitions, our gross profits increased by $15.6 million, or 10.5%, over the same period last year due to the following:

•

Our gross profit on sales to the retail market increased by approximately $8 million, primarily due to the favorable impact of the rising lumber market on products we sell with variable selling prices as well as new product sales growth.

•	Our gross profit on sales to the industrial market increased by approximately $4 million, due to a combination of growth and more effectively passing on lumber cost increases in our selling prices.
•	Our gross profit on sales to the construction market increased by approximately $4 million, primarily due to organic growth.

Our gross margin decreased to 13.0% from 14.0% comparing the first six months of 2018 to the same period of 2017 due to the higher level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”).  Our 10.3% increase in gross profit dollars compares favorably to our 8% increase in unit sales during the same period.  Acquired operations contributed $5.4 million of gross profit in the first six months of 2018.  Excluding acquisitions, our gross profits increased by $22.2 million, or 8.3%, over the same period last year due to the following:

•	Our gross profit on sales to the retail market increased by approximately $8.5 million.
•	Our gross profit on sales to the industrial market increased by approximately $8.9 million.
•	Our gross profit on sales to the construction market increased by over $6.4 million.
•	Gross profit on sales to each of our markets improved due to the same factors discussed above.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $10.0 million, or 10.6%, in the second quarter of 2018 compared to the same period of 2017, while we reported an 8% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $14.5 million in the second quarter of 2018 compared to $12.1 million in 2017.  Acquired operations contributed approximately $1.0 million to our year over year increase.  The remaining increase was primarily due to an increase in base wages and benefits ($2.7 million), sales incentive expenses ($2.5 million), idX’s lease termination ($1.5 million), and employee benefits including healthcare ($1.5 million), which were offset by decreases in other areas.

Selling, general and administrative (“SG&A”) expenses increased by approximately $16.2 million, or 8.9%, in the first six months of 2018 compared to the same period of 2017, while we reported an 8% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $23.6 million in the first six months of 2018 compared to $20.2 million in 2017.  Acquired operations contributed approximately $3.2 million to our year over year increase.  The remaining increase was primarily due to an increase in base wages and benefits ($5.8 million), sales incentive expenses ($4.3 million), employee benefits ($1.9 million), and idX’s lease termination ($1.5 million).

INTEREST, NET

Net interest costs were higher in the second quarter of 2018 compared to the same period of 2017 primarily due to an increase in working capital resulting from growth and peak lumber prices as well as increases in short-term borrowing rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 22.9% in the second quarter of 2018 compared to 34.0% for same period in 2017.  Our effective tax rate was 22.6% in the first six months of 2018 compared to 33.7% for the same period in 2017.  This decrease was due to changes resulting from the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, along with eliminating the domestic manufacturing deduction.  We currently anticipate an overall tax rate of 23.5% for the year.

SEGMENT REPORTING

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	June 30,	July 1,	$	%	June 30,	July 1,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
North	$390,821	$319,554	$71,267	22.3%	$19,822	$16,246	$3,576	22.0%
South	291,320	221,583	69,737	31.5%	14,902	10,229	4,673	45.7%
West	456,825	390,868	65,957	16.9%	29,698	24,704	4,994	20.2%
All Other	155,474	140,370	15,104	10.8%	4,319	5,798	(1,479)	(25.5)%
Corporate	—	—	—	—	(8,124)	(3,078)	(5,046)	163.9%
Total	$1,294,440	$1,072,375	$222,065	20.7%	$60,617	$53,899	$6,718	12.5%

UNIVERSAL FOREST PRODUCTS, INC.

	Net Sales				Earnings from Operations
	Six Months Ended				Six Months Ended
	June 30,	July 1,	$	%	June 30,	July 1,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
North	$661,007	$547,475	$113,532	20.7%	$28,517	$26,224	$2,293	8.7%
South	533,340	410,326	123,014	30.0%	34,447	20,918	13,529	64.7%
West	819,293	710,030	109,263	15.4%	50,780	43,008	7,772	18.1%
All Other	274,657	250,674	23,983	9.6%	1,219	6,404	(5,185)	(81.0)%
Corporate	—	—	—	—	(10,128)	(8,834)	(1,294)	(14.6)%
Total	$2,288,297	$1,918,505	$369,792	19.3%	$104,835	$87,720	$17,115	19.5%

(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

North

	Net Sales			Net Sales
	North Segment by Market			North Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$191,391	$161,640	18.4%	$287,200	$249,085	15.3%
Industrial	55,822	42,048	32.8%	107,442	74,537	44.1%
Construction	152,615	123,391	23.7%	280,064	235,581	18.9%
Total Gross Sales	399,828	327,079	22.2%	674,706	559,203	20.7%
Sales Allowances	(9,007)	(7,525)	19.7%	(13,699)	(11,728)	16.8%
Total Net Sales	$390,821	$319,554	22.3%	$661,007	$547,475	20.7%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the North reportable segment increased in the second quarter of 2018 compared to 2017 as a result of increased sales to each of our markets, primarily due to the same factors previously discussed.  Acquired operations contributed $6.2 million to our industrial sales increase.

Earnings from operations for the North reportable segment increased in the second quarter of 2018 by $3.6 million, or 22.0%, due to an increase in gross profit of $4.5 million, offset by a $0.9 million increase in SG&A expenses compared to last year due to the same factors previously discussed.  Acquired operations contributed $0.5 million to our operating profits in the second quarter.

Net sales attributable to the North reportable segment increased in the first six months of 2018 compared to 2017 as a result of increased sales to each of our markets, primarily due to the same factors previously discussed.  Acquired operations contributed $20.1 million to our industrial sales increase in the first six months of 2018.

Earnings from operations for the North reportable segment increased in the first six months of 2018 by $2.3 million, or 8.7%, due to an increase in gross profit of $4.3 million offset by a $1.7 million increase in SG&A expenses compared to last year.  Acquired operations contributed $1.1 million to our operating profits in the first six months.

UNIVERSAL FOREST PRODUCTS, INC.

South

	Net Sales			Net Sales
	South Segment by Market			South Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$130,930	$106,294	23.2%	$246,128	$190,554	29.2%
Industrial	103,384	72,678	42.2%	184,392	135,388	36.2%
Construction	62,872	47,736	31.7%	113,942	93,592	21.7%
Total Gross Sales	297,186	226,708	31.1%	544,462	419,534	29.8%
Sales Allowances	(5,866)	(5,125)	14.5%	(11,122)	(9,208)	20.8%
Total Net Sales	$291,320	$221,583	31.5%	$533,340	$410,326	30.0%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the South reportable segment increased in the second quarter of 2018 compared to 2017 due to increased sales to all markets, primarily due to the same factors previously discussed.  Acquired operations contributed $7.3 million to our growth in sales to the industrial market.

Earnings from operations for the South reportable segment increased in the second quarter of 2018 by $4.7 million, or 45.7%, due to an increase in gross profit dollars of $7.2 million, offset by an increase in SG&A expenses of $2.5 million compared to the same period of 2017, due to the same factors previously discussed.  Acquired operations contributed $0.1 million to operating profits in the second quarter.

Net sales attributable to the South reportable segment increased in the first six months of 2018 compared to 2017 due to increased sales to all markets, primarily due to the same factors previously discussed.  Acquired operations contributed $41.7 million to our growth in sales primarily to the retail market.

Earnings from operations for the South reportable segment increased in the first six months of 2018 by $13.5 million, or 64.7%, compared to the same period in 2017.  Excluding the impact of our Medley plant sale, earnings from operations increased during the first six months of 2018 by $6.4 million due to an increase in gross profit dollars of $11.1 million, offset by an increase in SG&A expenses of $4.7 million compared to the same period of 2017.  Acquired operations contributed $3.1 million to gross profits, $2.0 million to SG&A, and $1.1 million to operating profits in the first six months of the year.

West

	Net Sales			Net Sales
	West Segment by Market			West Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$156,228	$132,583	17.8%	$267,252	$231,594	15.4%
Industrial	152,591	141,273	8.0%	280,180	257,542	8.8%
Construction	154,959	122,251	26.8%	284,129	229,995	23.5%
Total Gross Sales	463,778	396,107	17.1%	831,561	719,131	15.6%
Sales Allowances	(6,953)	(5,239)	32.7%	(12,268)	(9,101)	34.8%
Total Net Sales	$456,825	$390,868	16.9%	$819,293	$710,030	15.4%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the West reportable segment increased in the second quarter of 2018 compared to 2017 due to increases in sales to all markets primarily due to factors previously discussed.

Earnings from operations for the West reportable segment increased in the second quarter of 2018 by $5.0 million, or 20.2%, compared to the same period in 2017 due to a $8.2 million increase in gross profit, offset by a $3.2 million increase in SG&A expenses due to the same factors previously discussed.

Net sales attributable to the West reportable segment increased in the first six months of 2018 compared to 2017 due to increases in sales to all markets primarily due to factors previously discussed.

Earnings from operations for the West reportable segment increased in the first six months of 2018 by $7.8 million, or 18.1%, compared to the same period in 2017 due to a $12.3 million increase in gross profit, offset by a $4.5 million increase in SG&A expenses due to the same factors previously discussed.

All Other

	Net Sales			Net Sales
	All Other Segment by Market			All Other Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 30,	July 1,		June 30,	July 1,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$66,943	$57,750	15.9%	$115,874	$99,386	16.6%
Industrial	92,293	84,464	9.3%	165,042	153,595	7.5%
Construction	340	70	385.7%	390	202	93.1%
Total Gross Sales	159,576	142,284	12.2%	281,306	253,183	11.1%
Sales Allowances & Other	(4,102)	(1,914)	114.3%	(6,649)	(2,509)	165.0%
Total Net Sales	$155,474	$140,370	10.8%	$274,657	$250,674	9.6%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

Net sales attributable to All Other reportable segments increased in the second quarter of 2018 compared to 2017 due to increases in sales to the retail and industrial markets.  Our increase in sales to the retail market was primarily due to a $10.2 million and $3.3 million increase in sales within our International and Alternative Products segments, respectively.

Earnings from operations for All Other reportable segments decreased during the second quarter of 2018 by $1.5 million primarily due to the idX segment.

Net sales attributable to All Other reportable segments increased in the first six months of 2018 compared to 2017 due to increases in sales to the retail and industrial markets.  Our increase in sales to the retail market was primarily due to a $21.1 million and $3.9 million increase in sales within our International and Alternative Products segments, respectively.

Earnings from operations for All Other reportable segments decreased during the first six months of 2018 by $5.2 million due to the idX segment.

UNIVERSAL FOREST PRODUCTS, INC.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 30,	July 1,
	2018	2017
Cash (used in) from operating activities	$(36,072)	$15,211
Cash used in investing activities	(63,069)	(99,887)
Cash from financing activities	114,840	74,521
Effect of exchange rate changes on cash	(256)	1,196
Net change in all cash and cash equivalents	15,443	(8,959)
Cash, cash equivalents, and restricted cash, beginning of period	28,816	34,489
Cash, cash equivalents, and restricted cash, end of period	$44,259	$25,530

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

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital increases during our first and second quarters resulting in negative or modest cash flows from operations during those periods. Conversely, we experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 49 days from 50 days during the second quarter of 2018 compared to the prior periods.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Days of sales outstanding	31	31	32	31
Days supply of inventory	38	39	42	43
Days payables outstanding	(20)	(20)	(21)	(20)
Days in cash cycle	49	50	53	54

In the first six months of 2018, our cash used in operating activities was $36.1 million, which was comprised of net earnings of $78.7 million and $24.1 million of non-cash expenses, offset by a $138.9 million seasonal increase in working capital since the end of December 2017.  Comparatively in the first six months of 2017, our cash provided by operating activities was $15.2 million, which was comprised of net earnings of $56.2 million, and $27.0 million of non-cash expenses, offset by a $68.0 million seasonal increase in working capital since the end of December 2016.  The

UNIVERSAL FOREST PRODUCTS, INC.

increase in working capital compared to the same period last year was primarily due to growth in our business and higher lumber prices.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2018 and totaled $38.0 million and $54.3 million, respectively. Proceeds from the sale of our Medley, FL, plant provided approximately $36 million in net cash proceeds.  Outstanding purchase commitments on existing capital projects totaled approximately $23.4 million on June 30, 2018. We currently plan to spend up to $100 million for the year on capital expenditures.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures were $34.5 million during the first six months of 2017.  The increase in our capital expenditures in 2018 is primarily due to the additional requirements of recently acquired operations and certain real estate purchases as we continue to grow our business and utilize the proceeds for the sale of our Medley plant to achieve a favorable tax treatment.  The sale and purchase of investments totaling $9.3 million and $3.2 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $57.2 million and $75 million in Senior Notes issued under our shelf facility.  Additionally, we paid a semi-annual dividend totaling $11.1 million or $0.18 per share.

On June 30, 2018, we had $116.2 million outstanding on our $295 million revolving credit facility. The outstanding revolving credit facility also includes letters of credit totaling approximately $9.8 million on June 30, 2018; as a result, we have approximately $168.9 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under an amended “shelf agreement” for long term debt with a current lender after considering the second quarter issuance of long-term Senior Notes. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 30, 2018.

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

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 30, 2018 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales.  Instability of established free trade agreements may lead to raw material and finished goods price volatility.  An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $110.8 million in 2017.  Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties.  UFP’s consolidated U.S. imports were approximately $132.6 million in 2017.  In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
April 1 - May 5, 2018	23,172	$ 32.38	—	2,672,039
May 6 - June 2, 2018	6,800	$ 32.33	—	2,665,239
June 3 - June 30, 2018	—	—	—	2,665,239

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: August 1, 2018	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 1, 2018	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer