Form 10-Q
period 2018-09-29
UNIVERSAL FOREST PRODUCTS INC
filed 2018-11-07
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 29, 2018
Common stock, $1 par value	61,656,181

UNIVERSAL FOREST PRODUCTS, INC.

PART I.		FINANCIAL INFORMATION.	Page No.

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets at September 29, 2018, December 30, 2017 and September 30, 2017	3

		Consolidated Condensed Statements of Earnings and Comprehensive Income for the Three Months Ended and Nine Months Ended September 29, 2018 and September 30, 2017	4

		Consolidated Condensed Statements of Shareholders’ Equity for the Three Months Ended and Nine Months Ended September 29, 2018 and September 30, 2017	5

		Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 29, 2018 and September 30, 2017	6

		Notes to Unaudited Consolidated Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4.	Controls and Procedures	30

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings – NONE

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3.	Defaults upon Senior Securities – NONE

	Item 4.	Mine Safety Disclosures – NONE

	Item 5.	Other Information – NONE	31

	Item 6.	Exhibits	32

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	September 29,	December 30,	September 30,
	2018	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,327	$28,339	$22,044
Restricted cash	1,024	477	905
Investments	15,809	11,269	10,781
Accounts receivable, net	454,935	327,751	419,183
Inventories:
Raw materials	257,983	234,354	203,930
Finished goods	252,074	225,954	208,556
Total inventories	510,057	460,308	412,486
Refundable income taxes	9,124	7,228	763
Other current assets	29,575	28,115	22,438
TOTAL CURRENT ASSETS	1,046,851	863,487	888,600
DEFERRED INCOME TAXES	2,176	1,865	1,899
RESTRICTED INVESTMENTS	13,117	8,359	7,982
OTHER ASSETS	7,052	7,368	7,634
GOODWILL	218,631	212,644	212,029
INDEFINITE-LIVED INTANGIBLE ASSETS	7,373	7,415	7,580
OTHER INTANGIBLE ASSETS, NET	35,662	34,910	36,093
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	807,023	763,101	754,175
Less accumulated depreciation and amortization	(460,714)	(434,472)	(429,066)
PROPERTY, PLANT AND EQUIPMENT, NET	346,309	328,629	325,109
TOTAL ASSETS	$1,677,171	$1,464,677	$1,486,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$31,115	$25,851	$26,617
Accounts payable	175,912	140,106	171,774
Accrued liabilities:
Compensation and benefits	99,786	97,556	88,185
Other	51,316	38,404	50,179
Current portion of long-term debt	149	1,329	2,197
TOTAL CURRENT LIABILITIES	358,278	303,246	338,952
LONG-TERM DEBT	186,539	144,674	145,884
DEFERRED INCOME TAXES	13,701	14,079	22,806
OTHER LIABILITIES	26,929	28,655	29,204
TOTAL LIABILITIES	585,447	490,654	536,846
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,656,181, 61,191,888 and 61,174,197	61,656	61,192	61,174
Additional paid-in capital	176,671	161,928	159,995
Retained earnings	841,431	736,212	715,497
Accumulated other comprehensive income	(3,638)	144	(871)
Total controlling interest shareholders’ equity	1,076,120	959,476	935,795
Noncontrolling interest	15,604	14,547	14,285
TOTAL SHAREHOLDERS’ EQUITY	1,091,724	974,023	950,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,677,171	$1,464,677	$1,486,926

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
NET SALES	$1,212,702	$1,056,586	$3,500,999	$2,975,091
COST OF GOODS SOLD	1,054,029	911,899	3,045,748	2,561,424
GROSS PROFIT	158,673	144,687	455,251	413,667
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	102,292	92,389	300,292	272,956
FOREIGN CURRENCY EXCHANGE LOSS	412	301	213	1,157
NET (GAIN) ON DISPOSITION OF ASSETS AND IMPAIRMENT OF ASSETS	(1,022)	(274)	(7,079)	(437)
EARNINGS FROM OPERATIONS	56,991	52,271	161,825	139,991
INTEREST EXPENSE	1,945	1,481	5,971	4,825
INTEREST AND INVESTMENT INCOME	(211)	(130)	(1,109)	(541)
EQUITY IN EARNINGS OF INVESTEE	—	1	—	(25)
	1,734	1,352	4,862	4,259
EARNINGS BEFORE INCOME TAXES	55,257	50,919	156,963	135,732
INCOME TAXES	13,189	16,250	36,183	44,855
NET EARNINGS	42,068	34,669	120,780	90,877
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(849)	(976)	(2,684)	(2,480)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$41,219	$33,693	$118,096	$88,397

EARNINGS PER SHARE - BASIC	$0.67	$0.55	$1.91	$1.44
EARNINGS PER SHARE - DILUTED	$0.66	$0.55	$1.91	$1.44

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	42,068	34,669	120,780	90,877
OTHER COMPREHENSIVE GAIN (LOSS)	1,174	1,719	(3,170)	6,141
COMPREHENSIVE INCOME	43,242	36,388	117,610	97,018
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,583)	(975)	(3,296)	(3,862)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$41,659	$35,413	$114,314	$93,156

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 31, 2016	$61,026	$144,649	$649,135	$(5,630)	$11,286	$860,466
Net earnings			88,397		2,480	90,877
Foreign currency translation adjustment				4,325	1,382	5,707
Unrealized gain (loss) on investment & foreign currency				434		434
Distributions to noncontrolling interest					(3,272)	(3,272)
Additional purchases of noncontrolling interest					2,409	2,409
Cash dividends - $0.150 per share			(9,208)			(9,208)
Issuance of 17,925 shares under employee stock plans	18	458				476
Issuance of 428,325 shares under stock grant programs	428	6,752				7,180
Issuance of 147,480 shares under deferred compensation plans	148	(148)				—
Repurchase of 445,740 shares	(446)	297	(12,827)			(12,976)
Expense associated with share-based compensation arrangements		1,978				1,978
Accrued expense under deferred compensation plans		6,009				6,009
Balance at September 30, 2017	$61,174	$159,995	$715,497	$(871)	$14,285	$950,080
Balance at December 30, 2017	61,192	161,928	736,212	144	14,547	974,023
Net earnings			118,096		2,684	120,780
Foreign currency translation adjustment				(3,562)	612	(2,950)
Unrealized gain (loss) on investment & foreign currency				(220)		(220)
Distributions to noncontrolling interest					(2,239)	(2,239)
Cash dividends - $0.180 per share			(11,090)			(11,090)
Issuance of 25,449 shares under employee stock plans	25	731				756
Issuance of 348,140 shares under stock grant programs	348	4,911				5,259
Issuance of 147,188 shares under deferred compensation plans	147	(147)				—
Repurchase of 56,484 shares	(56)		(1,787)			(1,843)
Expense associated with share-based compensation arrangements		2,613				2,613
Accrued expense under deferred compensation plans		6,635				6,635
Balance at September 29, 2018	$61,656	$176,671	$841,431	$(3,638)	$15,604	$1,091,724

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 29,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$120,780	$90,877
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	40,490	36,010
Amortization of intangibles	4,274	3,549
Expense associated with share-based and grant compensation arrangements	2,762	2,122
Deferred income taxes (credits)	(583)	117
Equity in earnings of investee	—	(25)
Net (gain) on disposition of assets and impairment of assets	(7,079)	(437)
Changes in:
Accounts receivable	(121,067)	(121,688)
Inventories	(39,448)	(820)
Accounts payable and cash overdraft	38,611	53,424
Accrued liabilities and other	21,361	34,221
NET CASH FROM OPERATING ACTIVITIES	60,101	97,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(74,541)	(57,189)
Proceeds from sale of property, plant and equipment	37,612	2,121
Acquisitions, net of cash received	(38,963)	(59,859)
Purchases of investments	(12,401)	(12,155)
Proceeds from sale of investments	3,298	4,227
Other	(620)	1,480
NET CASH FROM (USED IN) INVESTING ACTIVITIES	(85,615)	(121,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	636,798	610,038
Repayments under revolving credit facilities	(668,941)	(573,829)
Borrowings of debt	927	—
Repayment of debt	(5,511)	—
Issuance of long-term debt	75,000	—
Proceeds from issuance of common stock	756	476
Dividends paid to shareholders	(11,090)	(9,207)
Distributions to noncontrolling interest	(2,239)	(3,272)
Repurchase of common stock	(1,843)	(12,976)
Other	(55)	—
NET CASH FROM FINANCING ACTIVITIES	23,802	11,230
Effect of exchange rate changes on cash	247	1,255
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,465)	(11,540)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	28,816	34,489
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$27,351	$22,949

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$28,339	$34,091
Restricted cash, beginning of period	477	398
Cash, cash equivalents, and restricted cash, beginning of period	$28,816	$34,489

Cash and cash equivalents, end of period	$26,327	$22,044
Restricted cash, end of period	1,024	905
Cash, cash equivalents, and restricted cash, end of period	$27,351	$22,949

SUPPLEMENTAL INFORMATION:
Interest paid	$4,955	$3,910
Income taxes paid	38,675	34,108
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	5,312	4,673

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 30, 2017 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	September 29, 2018				September 30, 2017
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other
	Active	Observable	Unobservable		Active	Observable
	Markets	Inputs	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	Total
Money market funds	$56	$1,381	$—	$1,437	$64	$413	$477
Fixed income funds	2,846	9,484	—	12,330	1,299	6,905	8,204
Equity securities	8,203	—	—	8,203	10,194	—	10,194
Hedge funds	—	—	1,725	1,725
Mutual funds:
Domestic stock funds	2,970	—	—	2,970	335	—	335
International stock funds	948	—	—	948	87	—	87
Target funds	255	—	—	255	260	—	260
Bond funds	208	635	—	843	208	—	208
Alternative funds	1,364			1,364
Total mutual funds	5,745	635	—	6,380	890	—	890
Total	$16,850	$11,500	$1,725	$30,075	$12,447	$7,318	$19,765
Assets at fair value	$16,850	$11,500	$1,725	$30,075	$12,447	$7,318	$19,765

UNIVERSAL FOREST PRODUCTS, INC.

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

During 2018, we purchased a private real estate income trust which will be valued as a Level 3 asset.  We did not maintain any Level 3 assets or liabilities at September 30, 2017.

In 2017, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”) transferred fixed income securities to a newly formed collateral trust account in line with regulatory requirements in the State of Michigan to allow Ardellis to act as an admitted carrier in the State.  These funds are intended to safeguard the insureds of the Michigan Branch of Ardellis.  The funds are classified as “Restricted Investments”.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $27.6 million as of September 29, 2018, consisting of domestic and international stocks, hedge funds, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 29,2018
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$12,575	$(245)	$12,330
Equity	6,975	1,228	8,203
Mutual Funds	5,416	(25)	5,391
Hedge Funds	1,715	10	1,725
Total	$26,681	$968	$27,649

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our hedge funds consist of the private real estate income trust which is valued as a Level 3 asset.  The net unrealized gain was $1.0 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 29, 2018. During the first nine months of 2018, Ardellis’ investments reported a net realized gain of $551 thousand, which was recorded in interest income on the statement of earnings.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
FOB Shipping Point Revenue	$1,197,959	$1,037,049	15.5%	$3,461,208	$2,922,701	18.4%
Construction Contract Revenue	35,731	36,597	-2.4%	104,518	101,997	2.5%
Total Gross Sales	1,233,690	1,073,646	14.9%	3,565,726	3,024,698	17.9%
Sales Allowances	(20,988)	(17,060)	23.0%	(64,727)	(49,607)	30.5%
Total Net Sales	$1,212,702	$1,056,586	14.8%	$3,500,999	$2,975,091	17.7%

UNIVERSAL FOREST PRODUCTS, INC.

In the first nine months of 2018, the North and West segments comprise the construction contract revenue above, $72.0 million and $32.5 million, respectively.  Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 29,	December 30,	September 30,
	2018	2017	2017
Cost and Earnings in Excess of Billings	$5,167	$5,005	$2,594
Billings in Excess of Cost and Earnings	4,955	4,435	4,802

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Numerator:
Net earnings attributable to controlling interest	$41,219	$33,693	$118,096	$88,397
Adjustment for earnings allocated to non-vested restricted common stock	(952)	(656)	(2,678)	(1,633)
Net earnings for calculating EPS	$40,267	$33,037	$115,418	$86,764
Denominator:
Weighted average shares outstanding	61,954	61,422	61,838	61,443
Adjustment for non-vested restricted common stock	(1,430)	(1,197)	(1,402)	(1,134)
Shares for calculating basic EPS	60,524	60,225	60,436	60,309
Effect of dilutive restricted common stock	90	123	84	111
Shares for calculating diluted EPS	60,614	60,348	60,520	60,420
Net earnings per share:
Basic	$0.67	$0.55	$1.91	$1.44
Diluted	$0.66	$0.55	$1.91	$1.44

No options were excluded from the computation of diluted EPS for the quarters ended September 29, 2018, or September 30, 2017.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

On a consolidated basis, we have reserved approximately $2.5 million and $3.6 million on September 29, 2018, and September 30, 2017, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

Many of our wood treating operations utilize “Subpart W” drip pads, defined as hazardous waste management units by the Environmental Protection Agency. The rules regulating drip pads require that a pad be “closed” at the point that it is no longer intended to be used for wood treating operations or to manage hazardous waste. Closure involves identification and disposal of contaminants which are required to be removed from the facility. The cost of closure is dependent upon a number of factors including, but not limited to, identification and removal of contaminants, cleanup standards that vary from state to state, and the time period over which the cleanup would be completed. Based on our present knowledge of existing circumstances, it is considered probable that these costs will approximate $0.1 million. As a result, this amount is recorded in other long-term liabilities on September 29, 2018.

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

In addition, on September 29, 2018, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 29, 2018, we had outstanding purchase commitments on commenced capital projects of approximately $23.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the

UNIVERSAL FOREST PRODUCTS, INC.

bonds. As of September 29, 2018, we had approximately $19.7 million outstanding payment and performance bonds for open projects. We had approximately $1.3 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 29, 2018, we had outstanding letters of credit totaling $30.6 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $20.5 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

We are required to provide irrevocable letters of credit in favor of the bond trustees for all industrial development revenue bonds that have been issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $10.1 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of Universal Forest Products, Inc. in certain debt agreements, including the Series 2012 and 2018 Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

We did not enter into any new guarantee arrangements during the third quarter of 2018 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in nine months ended 2018 and 2017 which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	July 31, 2018	$1,016 cash paid for 100% asset purchase	$250	$766	West
The Pallet Place, LLC ("Pallet Place")

A manufacturer and distributor of total packaging solutions in timber, crates, skids, and pallets.  Pallet Place had annual sales of approximately $5 million.  The acquisition of Pallet Place allows us to increase our industrial business and creates operating leverage by consolidating with another regional operation.

	June 1, 2018	$23,866 cash paid for 100% asset purchase	$7,123	$16,743	South
North American Container Corporation ("NACC")

A manufacturer of structural packaging products, including steel, corrugated and hardwood packaging.  NACC had annual sales of approximately $71 million.  The acquisition of NACC allows us to enhance our presence in this region, expand our product offering, and serve customers more cost effectively.

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
Go Boy Pallets, LLC ("Go Boy")

A manufacturer and distributor of industrial pallets and packaging in Georgia and North Carolina.  Go Boy had annual sales of approximately $8 million.  The acquisition of Go Boy enables us to expand our industrial packaging product offering and lumber sourcing in this region.

	March 6, 2017	$31,818 cash paid for 100% asset purchase	$7,653	$24,165	South
Robbins Manufacturing Co. ("Robbins")

A manufacturer of treated wood products with facilities in Florida, Georgia, and North Carolina.  Robbins had annual sales of approximately $86 million.  The acquisition of Robbins allows us to expand our presence in this region and serve customers more cost effectively.

UNIVERSAL FOREST PRODUCTS, INC.

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	March 6, 2017	$22,789 cash paid for 100% asset purchase	$14,341	$8,448	North
Quality Hardwood Sales, LLC ("Quality")

A manufacturer and supplier of hardwood products, including components of cabinets used in homes and recreational vehicles.  Quality had annual sales of approximately $30 million.  The acquisition of Quality enables us to expand our product offering to include hardwood-based products.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2018, excluding the NACC and Pallet Place acquisitions.  In aggregate, acquisitions completed since the end of September 2017 and not consolidated with other operations contributed approximately $21.1 million in revenue and a $0.8 million operating loss during the third quarter of 2018.

G.       SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates manufacturing, treating and distribution facilities throughout North America, but primarily in the United States. The Company manages the operations of its individual locations primarily through a geographic reporting structure under which each location is included in a region and regions are included in our North, South, West, and International divisions. The exceptions to this geographic reporting and management structure are (a) the Company’s Alternative Materials Division, which offers a portfolio of non-wood products and distributes those products nation-wide (b) the Company’s distribution unit (referred to as UFPD) which distributes a variety of products to the manufactured housing industry nation-wide and is accounted for as a reporting unit within the North segment, and (c) the idX division, which designs, produces, and installs customized in-store environments for customers world-wide.

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

	Three Months Ended September 29, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$341,334	$270,077	$434,123	$167,168	$—	$1,212,702
Intersegment net sales	15,259	21,360	14,121	56,771	—	107,511
Segment operating profit	14,339	10,209	25,125	5,460	1,858	56,991

	Three Months Ended September 30, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$310,384	$206,050	$378,714	$161,438	$—	$1,056,586
Intersegment net sales	18,897	18,817	21,384	47,539	—	106,637
Segment operating profit	16,697	10,234	22,538	6,882	(4,080)	52,271

UNIVERSAL FOREST PRODUCTS, INC.

	Nine Months Ended September 29, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$1,002,341	$803,417	$1,253,416	$441,825	$—	$3,500,999
Intersegment net sales	45,841	60,683	44,183	181,450	—	332,157
Segment operating profit (loss)	42,862	44,659	76,030	6,679	(8,405)	161,825

	Nine Months Ended September 30, 2017
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$857,858	$616,376	$1,088,744	$412,113	$—	$2,975,091
Intersegment net sales	51,859	55,472	65,466	116,743	—	289,540
Segment operating profit	42,921	31,152	65,547	13,285	(12,914)	139,991

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 23.8% in the third quarter of 2018 compared to 31.9% for same period in 2017.  Our effective tax rate was 23.0% in the first nine months of 2018 compared to 33.0% for the same period in 2017.  This decrease was due primarily to changes resulting from the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, along with eliminating the domestic manufacturing deduction.  Pursuant to SAB 118, the accounting for the Tax Act was incomplete at December 30, 2017 and is still incomplete as of September 29, 2018.  As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax, a provisional decrease for certain of our Deferred Tax Assets (DTAs) and Deferred Tax Liabilities (DTLs) related to the reduced corporate tax rate, and a provisional benefit related to our intent to fully expense all qualifying expenditures under the new cost recovery rules.

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

I.       PROPERTY SALE

The Company completed a sale of a property in Medley, Florida, during the first quarter of 2018. The sale price for the property was approximately $36 million and created a $7 million pre-tax gain.  The transaction is part of a strategy to

UNIVERSAL FOREST PRODUCTS, INC.

create efficiencies and advantages not possible with the current facility by optimizing the capacity of our other three Florida operations, including two acquired from Robbins Manufacturing in 2017, and adding a state-of-the-art facility in South Florida.  The Company will lease back the Medley, Florida, facility for two years as it executes its long-term plan for Florida and the Southeast region.  Since only a minor portion of the property sold was leased back the entire gain is included in income.

J.       SUBSEQUENT EVENTS

On November 2, 2018, the Company renewed its five-year unsecured revolving credit facility and increased availability to $375 million with a syndicate of U.S. and Canadian banks led by JPMorgan Chase Bank, N.A., as administrative agent and Wells Fargo Bank, N.A., as syndication agent.

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

OVERVIEW

Our results for the third quarter of 2018 were impacted by the following:

•

Our gross sales increased by 15% compared to the third quarter of 2017, which was comprised of a 7% increase in unit sales and an 8% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Organic growth contributed 5% of our unit sales increase, while acquisitions contributed 2%.    We experienced favorable organic growth to each of the markets we serve.

•

Our operating profits increased by 9.0% compared to the third quarter of 2017, which compares favorably with our 7% increase in unit sales.  The improvement in our profit per unit was primarily due to the favorable impact on gross profits of products we sell with a fixed selling price during a period of declining lumber prices.    As described below, while the commodity lumber market was higher in 2018, relative to 2017, we experienced a decrease in lumber prices during the third quarter of this year.

•	Our effective tax rate was approximately 23.8% due to the change in tax law.
•

Cash flow from operating activities in the first nine months of 2018 were $37 million lower than the same period last year due to higher than targeted inventory levels at the end of September 2018. We anticipate further reductions in inventory in the fourth quarter of 2018 resulting in a corresponding decrease in our revolving credit facility.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2018	2017
January	$449	$356
February	496	393
March	505	401
April	496	424
May	554	416
June	572	399
July	525	411
August	449	417
September	443	416

Third quarter average	$472	$415
Year-to-date average	$499	$404

Third quarter percentage change	13.7%
Year-to-date percentage change	23.5%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 44% of total lumber purchases through the first nine months of 2018 and 2017.

	Random Lengths SYP
	Average $/MBF
	2018	2017
January	$418	$397
February	459	420
March	480	433
April	483	438
May	535	416
June	562	399
July	512	381
August	449	383
September	440	387

Third quarter average	$467	$384
Year-to-date average	$482	$406

Third quarter percentage change	21.6%
Year-to-date percentage change	18.7%

UNIVERSAL FOREST PRODUCTS, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 51.5% and 48.2% of our sales in the first nine months of 2018 and 2017, respectively.

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

BUSINESS COMBINATIONS

We completed six business acquisitions during the first nine months of 2018 and four during all of 2017. The annual historical sales attributable to acquisitions completed in the first nine months 2018 and all of 2017 were approximately $125 million and $127 million, respectively.  These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2018 or 2017 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.9	86.3	87.0	86.1
Gross profit	13.1	13.7	13.0	13.9
Selling, general, and administrative expenses	8.5	8.8	8.6	9.2
Net loss (gain) on disposition and impairment of assets	(0.1)	—	(0.2)	—
Earnings from operations	4.7	4.9	4.6	4.7
Other expense, net	0.1	0.1	0.1	0.1
Earnings before income taxes	4.6	4.8	4.5	4.6
Income taxes	1.1	1.5	1.0	1.5
Net earnings	3.5	3.3	3.4	3.1
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	3.4%	3.2%	3.4%	3.0%

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
•

Developing new products and expanding our value-added product offering for existing customers. New product sales were $138.3 million in the third quarter of 2018 compared to $113.4 million during the third quarter of 2017.  New products sales year-to-date for 2018 and 2017 were $406.6 million and $326.2 million, respectively.

	New Product Sales by Market			New Product Sales by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$81,328	$66,580	22.2	$239,440	$194,739	23.0
Industrial	37,747	30,432	24.0	105,422	84,719	24.4
Construction	19,264	16,430	17.2	61,707	46,716	32.1
Total New Product Sales	$138,339	$113,442	21.9	$406,569	$326,174	24.6

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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Value-Added	62.1%	63.9%	61.2%	62.9%
Commodity-Based	37.9%	36.1%	38.8%	37.1%

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$443,044	$391,043	13.3%	$1,359,498	$1,161,662	17.0%
Industrial	429,467	374,018	14.8%	1,166,523	995,078	17.2%
Construction	361,179	308,585	17.0%	1,039,705	867,958	19.8%
Total Gross Sales	1,233,690	1,073,646	14.9%	3,565,726	3,024,698	17.9%
Sales Allowances	(20,988)	(17,060)	23.0%	(64,727)	(49,607)	30.5%
Total Net Sales	$1,212,702	$1,056,586	14.8%	$3,500,999	$2,975,091	17.7%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Gross sales in the third quarter of 2018 increased 15% compared to the same period of 2017, due to a 7% increase in unit sales and an 8% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 2% to our unit sales growth, and our organic unit sales growth was 5%.

Gross sales in the first nine months of 2018 increased 18% compared to the same period of 2017, due to an 8% increase in unit sales and a 10% increase in selling prices primarily due to the Lumber Market.  Acquired operations contributed 3% to our unit sales growth, and our organic unit sales growth was 5%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market increased 13% in the third quarter of 2018 compared to the same period of 2017, due to a 4% increase in unit sales and a 9% increase in selling prices. Within this market, sales to our big box customers increased almost 11%, and sales to other independent retailers increased over 17%.  Our organic unit growth was 4% for the quarter primarily due to an increase in customer demand.

Gross sales to the retail market increased almost 17% in the first nine months of 2018 compared to the same period of 2017, due to a 6% increase in unit sales and a 11% increase in selling prices. Within this market, sales to our big box customers increased 14%, while sales to other independent retailers increased almost 22%.  Businesses we acquired contributed 2% to our growth in unit sales, primarily to independent retail customers, while organic unit sales growth increased 4% in the first nine months of 2018.

Industrial:

Gross sales to the industrial market increased almost 15% in the third quarter of 2018 compared to the same period of 2017, resulting from an 8% increase in unit sales and an 7% increase in selling prices. Businesses we acquired contributed 5% to our growth in unit sales.  Our organic growth in unit sales of 3% was lower than previous quarters primarily due to a $7 million, or 8.7%, decrease in sales of idX.  Excluding idX, our industrial wood business reported a 7% organic growth rate due to adding nearly 90 new customers, 140 new locations of existing customers, and $7 million of new sales growth as our efforts to improve market share continue to gain traction.

Gross sales to the industrial market increased over 17% in the first nine months of 2018 compared to the same period of 2017, resulting from a 9% increase in unit sales and a 8% increase in selling prices. Businesses we acquired contributed

UNIVERSAL FOREST PRODUCTS, INC.

4% to our growth in unit sales.  Our organic growth in unit sales of 5% was primarily due to the same factors discussed above.

Construction:

Gross sales to the construction market increased 17% in the third quarter of 2018 compared to 2017. The increase was due to a 9% increase in unit sales and an 8% increase in our selling prices. Our increase in unit sales was driven by a 3% increase to manufactured housing customers, an 11% increase to residential construction customers, and an 18% increase to commercial construction customers.  Acquired businesses contributed 1% to our growth in unit sales to the overall construction market and 4% to the commercial market.

By comparison (and based upon various industry publications):

•

Production of HUD-code manufactured homes in July and August 2018, the most recent period reported, was up 11.9% compared to the same period of 2017.  Our sales growth trailed the market as a result of losing certain high volume, low margin business with one of our customers and due to a significant percentage of our sales to the manufactured housing market going to modular home producers, which are experiencing lower growth rates.

•	Non-residential construction activity in July and August increased approximately 6.1% compared to the same period of 2017.
•	National housing starts increased approximately 1.5% in the period from June through August 2018 (our sales trail housing starts by about a month) compared to the same period of 2017.

Gross sales to the construction market increased almost 20% in the first nine months of 2018 compared to 2017. The increase was due to an 8% increase in unit sales and a 12% increase in our selling prices. Our increase in unit sales was driven by a 7% increase to manufactured housing customers, a 13% increase to commercial construction customers, and an 8% increase to residential construction customers due to the same factors discussed above.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin decreased to 13.1% from 13.7% comparing the third quarter of 2018 to the same period of 2017 due to the higher level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”).  More importantly, our $14 million, or 9.7%, increase in gross profit dollars compares favorably to our 7% increase in unit sales during the same period.  Acquired operations contributed $1.0 million of gross profit in the third quarter of 2018.  Excluding acquisitions, our gross profits increased by $13.0 million, or 9.0%, over the same period last year due to the following:

•

Our gross profit on sales to the industrial market increased by approximately $6 million, due to a combination of growth and the impact of the falling lumber market on products we well with fixed prices.  This increase was offset by a $2 million reduction in the gross profits of idX.

•

Our gross profit on sales to the construction market increased by approximately $8 million, primarily due to organic growth and the impact of the falling lumber market on products we sell with fixed prices.

•

The favorable results above were offset by a decrease in gross profit on sales to the retail market of approximately $1 million, despite a 4% increase in unit sales.  This was primarily due to the unfavorable impact of the declining lumber market on products we sell with variable selling prices.

Our gross margin decreased to 13.0% from 13.9% comparing the first nine months of 2018 to the same period of 2017 due to the higher level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”).  More importantly, our $42 million, or 10.0%, increase in gross profit dollars compares favorably to our 8% increase in unit sales during the same period.  Acquired operations contributed almost $7 million of gross profit in the first nine months

UNIVERSAL FOREST PRODUCTS, INC.

of 2018.  Excluding acquisitions, our gross profits increased by $35 million, or 8.5%, over the same period last year primarily due to the following:

•	Our gross profit on sales to the retail market increased by approximately $9 million.
•	Our gross profit on sales to the industrial market increased by approximately $15 million.
•	Our gross profit on sales to the construction market increased by over $14 million.
•	Gross profit on sales to each of our markets improved due to the same factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $9.9 million, or 10.7%, in the third quarter of 2018 compared to the same period of 2017, while we reported a 7% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $14.3 million in the third quarter of 2018 compared to $12.4 million in 2017.  Acquired operations contributed approximately $1.8 million to our year over year increase in SG&A.  The remaining increase was primarily due to an increase in base wages and benefits ($2.4 million), sales incentive expenses ($1.7 million), professional services ($1.0 million), and depreciation and amortization expense ($0.9 million).

Selling, general and administrative (“SG&A”) expenses increased by approximately $27.3 million, or 10.0%, in the first nine months of 2018 compared to the same period of 2017, while we reported an 8% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $37.9 million in the first nine months of 2018 compared to $32.6 million in 2017.  Acquired operations contributed approximately $5.0 million to our year over year increase.  The remaining increase was primarily due to an increase in base wages and benefits ($7.4 million), sales incentive expenses ($5.8 million), employee benefits ($2.1 million), professional services ($1.7 million), and idX’s lease termination ($0.7 million).

INTEREST, NET

Net interest costs were higher in the third quarter of 2018 compared to the same period of 2017 primarily due to carrying a higher amount of debt and higher interest rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 23.8% in the third quarter of 2018 compared to 31.9% for same period in 2017.  Our effective tax rate was 23.0% in the first nine months of 2018 compared to 33.0% for the same period in 2017.  This decrease was due to changes resulting from the Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, along with eliminating the domestic manufacturing deduction.  We currently anticipate an overall effective tax rate for the year of 23.5%.

UNIVERSAL FOREST PRODUCTS, INC.

SEGMENT REPORTING

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	September 29,	September 30,	$	%	September 29,	September 30,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
North	$341,334	$310,384	$30,950	10.0%	$14,339	$16,697	$(2,358)	(14.1)%
South	270,077	206,050	64,027	31.1%	10,209	10,234	(25)	(0.2)%
West	434,123	378,714	55,409	14.6%	25,125	22,538	2,587	11.5%
All Other	167,168	161,438	5,730	3.5%	5,460	6,882	(1,422)	(20.7)%
Corporate[1]	—	—	—	—	1,858	(4,080)	5,938	145.5%
Total	$1,212,702	$1,056,586	$156,116	14.8%	$56,991	$52,271	$4,720	9.0%

	Net Sales				Earnings from Operations
	Nine Months Ended				Nine Months Ended
	September 29,	September 30,	$	%	September 29,	September 30,	$	%
(in thousands)	2018	2017	Change	Change	2018	2017	Change	Change
North	$1,002,341	$857,858	$144,483	16.8%	$42,862	$42,921	$(59)	(0.1)%
South	803,417	616,376	187,041	30.3%	44,659	31,152	13,507	43.4%
West	1,253,416	1,088,744	164,672	15.1%	76,030	65,547	10,483	16.0%
All Other	441,825	412,113	29,712	7.2%	6,679	13,285	(6,606)	(49.7)%
Corporate[1]	—	—	—	—	(8,405)	(12,914)	4,509	34.9%
Total	$3,500,999	$2,975,091	$525,908	17.7%	$161,825	$139,991	$21,834	15.6%

(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

North

	Net Sales			Net Sales
	North Segment by Market			North Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$152,755	$139,197	9.7%	$439,955	$388,282	13.3%
Industrial	52,417	40,276	30.1%	159,859	114,814	39.2%
Construction	143,834	137,618	4.5%	423,897	373,200	13.6%
Total Gross Sales	349,006	317,091	10.1%	1,023,711	876,296	16.8%
Sales Allowances	(7,672)	(6,707)	14.4%	(21,370)	(18,438)	15.9%
Total Net Sales	$341,334	$310,384	10.0%	$1,002,341	$857,858	16.8%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the North reportable segment increased in the third quarter of 2018 compared to 2017 to each of our markets, primarily due to the same factors previously discussed.  Acquired operations contributed $4.0 million and $1.7 to our industrial and construction sales increases, respectively.

Earnings from operations for the North reportable segment decreased in the third quarter of 2018 by $2.4 million, or 14.1%, due to a $2.4 million increase in SG&A expenses as gross profits remained flat compared to last year.  Gross profits were flat despite higher unit sales due to unfavorable cost variances.  Acquired operations contributed $0.3 million to our operating profits in the third quarter.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the North reportable segment increased in the first nine months of 2018 compared to 2017 as a result of increased sales to each of our markets, primarily due to the same factors previously discussed.  Acquired operations contributed $20.5 million and $5.0 to our industrial and construction sales increase, respectively, in the first nine months of 2018.

Earnings from operations for the North reportable segment were flat comparing in the first nine months of 2018 with the same period of 2017, due to an increase in gross profit of $4.3 million offset by a $4.3 million increase in SG&A expenses compared to last year.  Acquired operations contributed $1.4 million to our operating profits in the first nine months.

South

	Net Sales			Net Sales
	South Segment by Market			South Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$109,337	$91,808	19.1%	$355,465	$282,362	25.9%
Industrial	112,177	71,025	57.9%	296,569	206,413	43.7%
Construction	54,080	47,757	13.2%	168,022	141,349	18.9%
Total Gross Sales	275,594	210,590	30.9%	820,056	630,124	30.1%
Sales Allowances	(5,517)	(4,540)	21.5%	(16,639)	(13,748)	21.0%
Total Net Sales	$270,077	$206,050	31.1%	$803,417	$616,376	30.3%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the South reportable segment increased in the third quarter of 2018 compared to 2017 due to increased sales to all markets, primarily due to the same factors previously discussed.  Acquired operations contributed $14.8 million to our growth in sales to the industrial market.

Earnings from operations for the South reportable segment remained flat in the third quarter of 2018 due to an increase in gross profits and SG&A expenses of $3.4 million compared to the same period of 2017, due to the same factors previously discussed.  Acquired operations had a $0.9 million operating loss in the third quarter due to the seasonality of their business.

Net sales attributable to the South reportable segment increased in the first nine months of 2018 compared to 2017 due to increased sales to all markets, primarily due to the same factors previously discussed.  Acquired operations contributed $33.4 million and $23.1 million to our growth in sales to the retail and industrial markets, respectively.

Earnings from operations for the South reportable segment increased in the first nine months of 2018 by $13.5 million, or 43.4%, compared to the same period in 2017.  Excluding the gain on the sale of our Medley plant, earnings from operations increased during the first nine months of 2018 by $6.5 million due to an increase in gross profit dollars of $14.6 million, offset by an increase in SG&A expenses of $8.1 million compared to the same period of 2017.  Acquired operations contributed $3.4 million to gross profits, $3.2 million to SG&A, and $0.2 million to operating profits in the first nine months of the year.

UNIVERSAL FOREST PRODUCTS, INC.

West

	Net Sales			Net Sales
	West Segment by Market			West Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$126,321	$114,642	10.2%	$393,573	$346,236	13.7%
Industrial	150,876	145,705	3.5%	431,055	403,246	6.9%
Construction	163,089	122,880	32.7%	447,219	352,876	26.7%
Total Gross Sales	440,286	383,227	14.9%	1,271,847	1,102,358	15.4%
Sales Allowances	(6,163)	(4,513)	36.6%	(18,431)	(13,614)	35.4%
Total Net Sales	$434,123	$378,714	14.6%	$1,253,416	$1,088,744	15.1%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the West reportable segment increased in the third quarter of 2018 compared to 2017 due to increases in sales to all markets primarily due to factors previously discussed.

Earnings from operations for the West reportable segment increased in the third quarter of 2018 by $2.6 million, or 11.5%, compared to the same period in 2017 due to a $6.1 million increase in gross profit, offset by a $3.5 million increase in SG&A expenses due to the same factors previously discussed.

Net sales attributable to the West reportable segment increased in the first nine months of 2018 compared to 2017 due to increases in sales to all markets primarily due to factors previously discussed.

Earnings from operations for the West reportable segment increased in the first nine months of 2018 by $10.5 million, or 16.0%, compared to the same period in 2017 due to an $18.3 million increase in gross profit, offset by a $7.8 million increase in SG&A expenses due to the same factors previously discussed.

All Other

	Net Sales			Net Sales
	All Other Segment by Market			All Other Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 29,	September 30,		September 29,	September 30,
Market Classification	2018	2017	% Change	2018	2017	% Change
Retail	$54,631	$45,396	20.3%	$170,505	$144,782	17.8%
Industrial	113,998	117,011	(2.6)%	279,040	270,605	3.1%
Construction	177	58	205.2%	567	533	6.4%
Total Gross Sales	168,806	162,465	3.9%	450,112	415,920	8.2%
Sales Allowances & Other	(1,638)	(1,027)	59.5%	(8,287)	(3,807)	117.7%
Total Net Sales	$167,168	$161,438	3.5%	$441,825	$412,113	7.2%

Note:  During 2018, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

Net sales attributable to All Other reportable segments increased in the third quarter of 2018 compared to 2017 due to increases in sales to the retail market within our International segment.  Our sales to the industrial market decreased primarily due to our idX division.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for All Other reportable segments decreased during the third quarter of 2018 by $1.4 million primarily due to the idX segment.

Net sales attributable to All Other reportable segments increased in the first nine months of 2018 compared to 2017 due to increases in sales to the retail and industrial markets.  Our increase in sales to the retail market was primarily due to a $22.0 million and $5.1 million increase in sales by our International and Alternative Materials segments, respectively.

Earnings from operations for All Other reportable segments decreased during the first nine months of 2018 by $6.6 million primarily due to the idX segment.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions other than operating leases.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2018	2017
Cash from operating activities	$60,101	$97,350
Cash used in investing activities	(85,615)	(121,375)
Cash from financing activities	23,802	11,230
Effect of exchange rate changes on cash	247	1,255
Net change in all cash and cash equivalents	(1,465)	(11,540)
Cash, cash equivalents, and restricted cash, beginning of period	28,816	34,489
Cash, cash equivalents, and restricted cash, end of period	$27,351	$22,949

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital

UNIVERSAL FOREST PRODUCTS, INC.

management. As indicated in the table below, our cash cycle increased to 51 days from 49 days during the third quarter of 2018 compared to the prior periods.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Days of sales outstanding	32	31	32	31
Days supply of inventory	39	38	41	41
Days payables outstanding	(20)	(20)	(21)	(20)
Days in cash cycle	51	49	52	52

In the first nine months of 2018, our cash from operating activities was $60.1 million, which was comprised of net earnings of $120.8 million and $39.8 million of non-cash expenses, offset by a $100.5 million seasonal increase in working capital since the end of December 2017.  Comparatively in the first nine months of 2017, our cash provided by operating activities was $97.3 million, which was comprised of net earnings of $90.9 million, and $41.3 million of non-cash expenses, offset by a $34.9 million seasonal increase in working capital since the end of December 2016.  The increase in working capital compared to the same period last year was due to growth in our business, higher lumber prices, and inventory levels at many locations that exceed internal targets and will be addressed in the fourth quarter.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first nine months of 2018 and totaled $39.0 million and $74.5 million, respectively. Proceeds from the sale of our Medley, FL, plant provided approximately $36 million in net cash proceeds.  Outstanding purchase commitments on existing capital projects totaled approximately $23.4 million on September 29, 2018. We currently plan to spend up to $100 million for the year on capital expenditures.  We intend to fund remaining capital expenditures and related purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures and acquisitions were $57.1 million and $59.9 million, respectively, during the first nine months of 2017.  The increase in our capital expenditures in 2018 is primarily due to the additional requirements of recently acquired operations, real estate purchases as we continue to grow our business and utilize the proceeds from the sale of our Medley plant to add replacement capacity, add capacity to produce new and value-added products, and our efforts to automate processes to combat labor shortages.  The purchase and sale of investments totaling $12.4 million and $3.3 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net repayments under our revolving credit facility of approximately $32.1 million and the issuance of $75 million in Senior Notes under our shelf facility.  Additionally, we paid a semi-annual dividend totaling $11.1 million or $0.18 per share, in June 2018, and in October 2018 approved another semi-annual dividend of $0.18 per share to be paid in December 2018.

On September 29, 2018, we had $37.0 million outstanding on our $295 million revolving credit facility. The amount outstanding on the revolving credit facility includes letters of credit totaling approximately $9.8 million on September 29, 2018; as a result, we had approximately $258.0 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under an amended “shelf agreement” for long term debt with a current lender after considering the second quarter issuance of long-term Senior Notes. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 29, 2018.

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

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We entered into forward foreign exchange rate contracts in 2017, which have since expired, and may enter into further forward contracts in the future associated with mitigating the foreign currency exchange risk. Historically, our hedge contracts are deemed immaterial to the financial statements, however any material hedge contract in the future will be disclosed.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 29, 2018 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended September 29, 2018, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales.  Instability of established free trade agreements may lead to raw material and finished goods price volatility.  An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $110.8 million in 2017.  Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties.  UFP’s U.S. import of Canadian Softwood Lumber was approximately $243.0 million in 2017, which is the primary imported commodity.  In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
July 1 - August 4, 2018	—	—	—	2,665,239
August 5 - September 1, 2018	—	—	—	2,665,239
September 2 - 29, 2018	—	—	—	2,665,239

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: November 7, 2018	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: November 7, 2018	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer