Form 10-K
period 2018-12-29
UNIVERSAL FOREST PRODUCTS INC
filed 2019-02-27
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 29, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐            No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 30, 2018 was $2,136,389,121 computed at the closing price of $36.62 on that date.

As of February 2, 2019, 60,890,762 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 29, 2018 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E‑1.

ANNUAL REPORT ON FORM 10‑K

DECEMBER 29, 2018

PART I

Item 1. Business.

General Development of the Business.

Universal Forest Products, Inc. is a holding company with subsidiaries throughout North America, Europe, Asia, and Australia that supply wood, wood composite and other products to three markets: retail, industrial, and construction. The Company is headquartered in Grand Rapids, Michigan. For more information about Universal Forest Products, Inc., or its affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 29, 2018 ("2018 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2018 Annual Report are filed as Exhibit 13 with this Form 10‑K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our operating segments that are stand-alone reportable segments consist of our Northern, Southern, and Western divisions.  Our operating segments that are aggregated into the All Other reportable segment are the Alternative Materials, International, idX, and Corporate business units.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail and commercial structures. Our locations generally serve customers in multiple markets.  Each of our markets, Retail, Industrial and Construction, are discussed in the paragraphs that follow.

Retail. The customers comprising this market are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 19% of our total sales in fiscal 2018 and 2017, and 20% in 2016.

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

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood and wood composite decking and related accessories and decorative lawn and garden products. Products sold to this market include those sold under the following trademarks: ProWood, Deckorators, and UFP-Edge. We also sell engineered wood components to retail lumber yards, which include roof trusses, wall panels and engineered floor systems (see "Construction Market" below).

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

Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. Our annual purchases of lumber are approximately $1.7 billion and consist of the following species and their respective percent of total lumber purchases: southern yellow pine (58%), spruce-pine-fur (21%), and douglas fir (4%), while the remaining 17% of lumber purchases were various other species.  Additionally, we purchase approximately $0.6 billion in plywood, oriented strand board (OSB), and a variety of other wood-based products on an annual basis.  There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain programs such as consigned inventory. We believe this represents a competitive advantage.

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

On December 29, 2018 and December 30, 2017, we estimate that backlog orders associated with our customized interior fixture businesses approximated $75.4 million and  $60.0 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

On December 29, 2018 and December 30, 2017, we estimate that backlog orders associated with our construction businesses approximated $95.1 million and  $81.7 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note M of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality.  Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees. On December 29, 2018, we had approximately 12,000 employees.

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

We may be impacted by a decline in the value of the U.S. dollar. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates would impact our import purchases and export sales, which totaled $190.8 million and $147.1 million, respectively, in 2018.  In addition, many of our industrial customers export their products.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the "Historical Lumber Prices"  and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10‑K. Our lumber costs as a percentage of gross sales were 50.6%, 49.1%, and 48.4% in 2018, 2017, and 2016, respectively.

Our growth may be limited by the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 19% of our total sales in 2018 and 2017, and 20% in 2016.

Economic and credit market conditions impact our ability to collect a greater percentage of our receivables. Economic and credit conditions may impact our bad debt expense. We continue to monitor our customers’ credit profiles carefully and make changes in our terms when necessary in response to this risk. Bad debt expense as a percentage of sales was 0.03%, 0.03%, and 0.06% in 2018, 2017, and 2016, respectively.

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

The current version of federal health care legislation may significantly increase our costs. The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company. Our health care costs totaled approximately $69.2 million, $58.9 million, and $52.7 million in 2018, 2017, and 2016, respectively.

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

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 9.3%, 9.0%, and 9.6% of sales in 2018, 2017, and 2016, respectively.

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

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales.  Instability of established free trade agreements may lead to raw material and finished goods price volatility.  An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $147.1 million in 2018.  Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties.  Our purchases that are impacted by foreign tariffs were approximately $337.9 million in 2018.  UFP’s U.S. import of Canadian Softwood Lumber was approximately $283.7 million in 2018, which is the primary imported commodity.  In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 178 facilities and parcels of land located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space. Of these facilities, approximately 7 facilities are closed and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 84 facilities and parcels of land which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10‑K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2019. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	58	Chief Executive Officer
Patrick M. Webster	59	President and Chief Operating Officer
Michael R. Cole	52	Chief Financial Officer and Treasurer
Allen T. Peters	51	President, UFP Western Division
Patrick Benton	49	President, UFP Northern Division
Jonathan West	48	President, UFP Southern Division
Robert D. Coleman	64	Executive Vice President of Manufacturing
C. Scott Greene	62	Executive Vice President of Strategy & Development
Donald L. James	59	Executive Vice President of National Sales
Michael F. Mordell	61	Executive Vice President of International Operations.
Chad C. Uhlig Eastin	47	Executive Vice President of Purchasing

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

Patrick M. Benton joined us in 1993. In 2008 he became Operations Vice President of the South Texas Region, and on July 1, 2014, he became Executive Vice President of UFP Eastern Division – North.  On February 1, 2017, Mr. Benton became President of the UFP Northern Division.

Jonathan E. West joined us in 1994. In 2007 he became Regional Vice President of the Southeast Region, and on July 1, 2014, he became Executive Vice President of UFP Eastern Division – South.  On February 1, 2017, Mr. West became President of the UFP Southern Division.

Robert D. Coleman, joined us in 1979. On January 1, 1999, Mr. Coleman was named the Executive Vice President of Manufacturing of the Company.

C. Scott Greene joined us in 1991. In 2000, Mr. Greene became President of UFP Eastern Division, Inc. On October 1, 2011, Mr. Greene became Executive Vice President of New Business Development and on October 14, 2013, he became Executive Vice President of Marketing.  In 2018, Mr. Greene became Executive Vice President of Strategy & Development.

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

PART II

The following information items in this Part II, which are contained in the 2018 Annual Report, are specifically incorporated by reference into this Form 10‑K Report. These portions of the 2018 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10‑K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2018 Annual Report under the caption “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 30 - November 3, 2018	410,000	28.78	410,000	2,254,539
November 4 - December 1, 2018	244,185	28.54	244,185	2,010,354
December 2 - 29, 2018	150,000	26.77	150,000	1,860,354

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001 the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 1.9 million.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the 2018 Annual Report under the caption "Selected Financial Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2018 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 29, 2018,  the estimated fair value of our long-term debt, including the current portion, was $203.1 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalent, in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$81	$81	$—	$34,975	$—	$114,951	$150,088
Average interest rate	5.00%	5.01%	—	3.89%	—	3.98%
Variable Rate ($US)	$—	$2,700	$—	$3,700	$42,490	$3,300	$52,190
Average interest rate (1)	—	1.63%	—	1.62%	3.36%	1.57%
(1) Average of rates at December 29, 2018

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2018 Annual Report under the following captions:

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

"Consolidated Statements of Shareholders’ Equity"

"Consolidated Statements of Cash Flows"

"Notes to Consolidated Financial Statements"

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 29, 2018 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

(2)

Management’s Annual Report on Internal Control Over Financial Reporting.  Management’s Annual Report on Internal Control Over Financial Reporting is included in the 2018 Annual Report under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2018 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.

(3)

Changes in Internal Controls. During the fourth quarter ended December 29, 2018, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 29, 2018 for the 2018 Annual Meeting of Shareholders, as filed with the Commission ("2019 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2019 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2019 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2019 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 29, 2018, is as follows:

Number of shares
remaining
available for
future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,844,038
Equity compensation plans not approved by security holders	none

(1)

The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 29, 2018, is as follows: 557,872 shares for our Employee Stock Purchase Plan, 273,230 shares for our Directors’ Retainer Stock Plan, and 7,942 shares for our Employee Stock Gift Program. In addition, of the remaining 2,004,994 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2019 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2019 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2018 Annual Report:

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

3.    Exhibits. Reference is made to the Exhibit Index which is included in this Form 10‑K Report.

(b)	Reference is made to the Exhibit Index which is included in this Form 10‑K Report.
(c)	Not applicable

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Articles of Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Amended Bylaws was filed as Exhibit 3(b) to a Form 10-K, Annual Report for the year-ended December 31, 2016 (Commission file No.: 0-22684) and the same incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

10	Material Contracts.

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

	(i)(2)	Credit Agreement dated November 1, 2018 was filed as Exhibit 10(i)(2) to a Form 8‑K Current Report dated November 2, 2018 and the same is incorporated herein by reference.

(k)(1) (k)(2)

Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8‑K Current Report dated December 17, 2012 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

Note Purchase Agreements  for Series C and D Senior Notes dated June 14, 2018, is filed herein as Exhibit 10(k)(2)

	*(l)	Universal Forest Products, Inc. Employee Stock Purchase Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 9, 2018.

1

*(m)

Universal Forest Products, Inc. Director Retainer Stock Plan was filed as Exhibit 10(m) to a Form 10‑K, Annual Report for the year ended December 31, 2016 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(n)

Universal Forest Products, Inc. Amended and Restated Long Term Stock Incentive Plan is incorporated by reference from Appendix B to the Company’s proxy statement dated and filed with the Commission on March 9, 2018.

(o)

Amended and restated agreement and plan of merger by and among Universal Forest Products, Inc., UFP Apple Merger Sub, Inc., idX Holdings, Inc. dated September 7, 2016 and filed as Exhibit 10(o) to Form 10‑Q, quarter ended September 24, 2016, and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 29, 2018.

14	Code of Ethics for Senior Financial Officers

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2019	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February, 2019, by the following persons on behalf of us and in the capacities indicated.

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

/s/ Joan A. Budden	/s/ William G. Currie
Joan A. Budden, Director	William G. Currie, Director

/s/ John M. Engler	/s/ Bruce A. Merino
John M. Engler, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Director	Thomas W. Rhodes, Director

/s/ Mary E. Tuuk	/s/ Brian C. Walker
Mary E. Tuuk, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director

3