Form 10-Q
period 2019-03-30
UNIVERSAL FOREST PRODUCTS INC
filed 2019-05-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 30, 2019
Common stock, $1 par value	61,352,372

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	March 30,	December 29,	March 31,
	2019	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,111	$27,316	$25,326
Restricted cash	1,024	882	32,425
Investments	16,197	14,755	10,701
Accounts receivable, net	444,111	343,450	430,251
Inventories:
Raw materials	279,265	271,871	261,808
Finished goods	300,898	284,349	259,898
Total inventories	580,163	556,220	521,706
Refundable income taxes	4,629	14,130	—
Other current assets	40,237	38,525	23,304
TOTAL CURRENT ASSETS	1,103,472	995,278	1,043,713
DEFERRED INCOME TAXES	2,364	2,668	2,273
RESTRICTED INVESTMENTS	13,580	13,267	10,238
RIGHT OF USE ASSETS	66,100	—	—
OTHER ASSETS	8,419	8,662	7,123
GOODWILL	224,247	224,117	212,596
INDEFINITE-LIVED INTANGIBLE ASSETS	7,364	7,360	7,407
OTHER INTANGIBLE ASSETS, NET	39,686	41,486	34,543
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	828,837	814,645	754,603
Less accumulated depreciation and amortization	(472,671)	(459,935)	(441,032)
PROPERTY, PLANT AND EQUIPMENT, NET	356,166	354,710	313,571
TOTAL ASSETS	1,821,398	1,647,548	1,631,464
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$18,732	$27,367	$30,026
Accounts payable	170,667	136,901	176,469
Accrued liabilities:
Compensation and benefits	70,867	104,109	61,976
Income taxes	—	—	1,600
Other	45,618	41,645	42,633
Current portion of lease liability	14,500	—	—
Current portion of long-term debt	185	148	425
TOTAL CURRENT LIABILITIES	320,569	310,170	313,129
LONG-TERM DEBT	266,428	202,130	261,327
LEASE LIABILITY	51,600	—	—
DEFERRED INCOME TAXES	14,622	15,687	13,894
OTHER LIABILITIES	29,813	30,877	26,192
TOTAL LIABILITIES	683,032	558,864	614,542
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,352,372, 60,883,749, and 61,543,902	61,352	60,884	61,544
Additional paid-in capital	190,879	178,540	172,929
Retained earnings	875,457	839,917	768,223
Accumulated other comprehensive income	(4,789)	(5,938)	(1,140)
Total controlling interest shareholders’ equity	1,122,899	1,073,403	1,001,556
Noncontrolling interest	15,467	15,281	15,366
TOTAL SHAREHOLDERS’ EQUITY	1,138,366	1,088,684	1,016,922
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,821,398	$1,647,548	$1,631,464

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 30,	March 31,
	2019	2018
NET SALES	$1,015,125	$993,857
COST OF GOODS SOLD	860,858	862,968
GROSS PROFIT	154,267	130,889
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	105,943	93,206
NET GAIN ON DISPOSITION OF ASSETS	(122)	(6,534)
EARNINGS FROM OPERATIONS	48,446	44,217
INTEREST EXPENSE	2,460	1,778
INTEREST AND INVESTMENT INCOME	(1,593)	(717)
	867	1,061
EARNINGS BEFORE INCOME TAXES	47,579	43,156
INCOME TAXES	11,577	9,574
NET EARNINGS	36,002	33,582
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(462)	(749)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$35,540	$32,833

EARNINGS PER SHARE - BASIC	$0.58	$0.53
EARNINGS PER SHARE - DILUTED	$0.58	$0.53

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	36,002	33,582
OTHER COMPREHENSIVE GAIN (LOSS)	1,373	(439)
COMPREHENSIVE INCOME	37,375	33,143
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(686)	(1,594)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$36,689	$31,549

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 30, 2017	$61,192	$161,928	$736,212	$144	$14,547	$974,023
Net earnings			32,833		749	33,582
Foreign currency translation adjustment				(785)	845	60
Unrealized gain (loss) on investment & foreign currency				(499)		(499)
Distributions to noncontrolling interest					(775)	(775)
Issuance of 7,469 shares under employee stock plans	8	199				207
Issuance of 253,289 shares under stock grant programs	253	5,292				5,545
Issuance of 117,068 shares under deferred compensation plans	117	(117)				—
Repurchase of 25,812 shares	(26)		(822)			(848)
Expense associated with share-based compensation arrangements		1,034				1,034
Accrued expense under deferred compensation plans		4,593				4,593
Balance at March 31, 2018	$61,544	$172,929	$768,223	$(1,140)	$15,366	$1,016,922
Balance at December 29, 2018	$60,884	$178,540	$839,917	$(5,938)	$15,281	$1,088,684
Net earnings			35,540		462	36,002
Foreign currency translation adjustment				982	224	1,206
Unrealized gain (loss) on debt securities				167		167
Distributions to noncontrolling interest					(500)	(500)
Issuance of 10,259 shares under employee stock purchase plans	10	251				261
Issuance of 320,069 shares under stock grant programs	320	6,101				6,421
Issuance of 138,295 shares under deferred compensation plans	138	(138)				—
Expense associated with share-based compensation arrangements		1,226				1,226
Accrued expense under deferred compensation plans		4,899				4,899
Balance at March 30, 2019	$61,352	$190,879	$875,457	$(4,789)	$15,467	$1,138,366

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 30,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,002	$33,582
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	14,475	12,712
Amortization of intangibles	1,852	1,228
Expense associated with share-based and grant compensation arrangements	1,287	1,094
Deferred income taxes credits	(742)	(519)
Unrealized gain on investments	(1,348)	—
Net gain on disposition of assets	(122)	(6,534)
Changes in:
Accounts receivable	(100,716)	(99,765)
Inventories	(23,649)	(57,403)
Accounts payable and cash overdraft	25,056	39,935
Accrued liabilities and other	(7,924)	(8,502)
NET CASH USED IN OPERATING ACTIVITIES	(55,829)	(84,172)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,883)	(24,362)
Proceeds from sale of property, plant and equipment	241	36,250
Acquisitions, net of cash received	—	(8,787)
Purchases of investments	(449)	(6,718)
Proceeds from sale of investments	340	5,045
Other	200	(124)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(15,551)	1,304
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	237,560	296,342
Repayments under revolving credit facilities	(173,232)	(179,429)
Borrowings of debt	—	1,376
Repayment of debt	(3,029)	(5,232)
Proceeds from issuance of common stock	261	206
Distributions to noncontrolling interest	(500)	(775)
Repurchase of common stock	—	(848)
Other	9	(70)
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,069	111,570
Effect of exchange rate changes on cash	248	233
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,063)	28,935
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	28,198	28,816
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$18,135	$57,751

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$27,316	$28,339
Restricted cash, beginning of period	882	477
Cash, cash equivalents, and restricted cash, beginning of period	$28,198	$28,816

Cash and cash equivalents, end of period	$17,111	$25,326
Restricted cash, end of period	1,024	32,425
Cash, cash equivalents, and restricted cash, end of period	$18,135	$57,751

SUPPLEMENTAL INFORMATION:
Interest paid	$570	$843
Income taxes paid	2,801	1,245
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	4,457	4,237

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

NOTES TO UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10‑K for the fiscal year ended December 29, 2018.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 31, 2018 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	March 30, 2019				March 31, 2018
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other
	Active	Observable	Unobservable		Active	Observable
	Markets	Inputs	Inputs		Markets	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	Total
Money market funds	$56	$549	$—	$605	$65	$4,744	$4,809
Fixed income funds	3,860	9,763	—	13,623	2,159	7,111	9,270
Equity securities	8,258	—	—	8,258	7,202	—	7,202
Hedge funds	—	—	1,782	1,782
Mutual funds:
Domestic stock funds	2,151	—	—	2,151	1,158	—	1,158
International stock funds	2,085	—	—	2,085	1,159	—	1,159
Target funds	257	—	—	257	281	743	1,024
Bond funds	799	—	—	799	207	347	554
Alternative funds	1,344	—	—	1,344
Total mutual funds	6,636	—	—	6,636	2,805	1,090	3,895
Total	$18,810	$10,312	1,782	$30,904	$12,231	$12,945	$25,176
Assets at fair value	$18,810	$10,312	1,782	$30,904	$12,231	$12,945	$25,176

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

During 2018, we purchased a private real estate income trust which are valued as a Level 3 asset.  We did not maintain any Level 3 assets or liabilities at March 31, 2018.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $29.3 million as of March 30, 2019, consisting of domestic and international stocks, hedge funds, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 30,2019
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$13,565	$58	$13,623
Equity	7,235	1,023	8,258
Mutual Funds	5,815	(150)	5,665
Hedge Funds	1,744	38	1,782
Total	$28,359	$969	$29,328

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our hedge funds consist of the private real estate income trust which is valued as a Level 3 asset.  The net unrealized gain was $1.0 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of March 30, 2019.

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

The following table presents our gross revenues disaggregated by revenue source:

(in thousands)	March 30,	March 31,
Market Classification	2019	2018	% Change
FOB Shipping Point Revenue	$996,823	$981,691	1.5%
Construction Contract Revenue	34,782	29,976	16.0%
Total Gross Sales	1,031,605	1,011,667	2.0%
Sales Allowances	(16,480)	(17,810)	-7.5%
Total Net Sales	$1,015,125	$993,857	2.1%

In the first three months of 2019, the North and West segments comprise the construction contract revenue above, $19.4 million and $15.4 million, respectively, compared to $20.6 million and $9.4 million, respectively, during the same period of 2018.  Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 30,	December 29,	March 31,
	2019	2018	2018
Cost and Earnings in Excess of Billings	$7,880	$6,945	$2,517
Billings in Excess of Cost and Earnings	5,020	3,245	3,386

UNIVERSAL FOREST PRODUCTS, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Numerator:
Net earnings attributable to controlling interest	$35,540	$32,833
Adjustment for earnings allocated to non-vested restricted common stock	(865)	(724)
Net earnings for calculating EPS	$34,675	$32,109
Denominator:
Weighted average shares outstanding	61,372	61,636
Adjustment for non-vested restricted common stock	(1,493)	(1,358)
Shares for calculating basic EPS	59,879	60,278
Effect of dilutive restricted common stock	75	85
Shares for calculating diluted EPS	59,954	60,363
Net earnings per share:
Basic	$0.58	$0.53
Diluted	$0.58	$0.53

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

On a consolidated basis, we have reserved approximately $2.0 million and $2.6 million on March 30, 2019, and March 31, 2018, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on March 30, 2019, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 30, 2019, we had outstanding purchase commitments on commenced capital projects of approximately $18.5 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against the bonds. As of March 30, 2019, we had approximately $13.6 million outstanding payment and performance bonds for open projects. We had approximately $9.1 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 30, 2019, we had outstanding letters of credit totaling $30.6 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. We currently have irrevocable letters of credit outstanding totaling approximately $20.8 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2019 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2018, none in 2019, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	October 22, 2018	$15,115 cash paid for 100% asset purchase	$8,592	$6,523	North
Pak-Rite, LTD ("Pak-Rite")

A designer and manufacturer of packaging for high-value products, such as medical, aerospace and automation equipment.  Pak-Rite had annual sales of approximately $15 million.  The acquisition of Pak-Rite allows us to grow our portfolio of packaging products and our presence in this region.

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

	June 1, 2018	$23,866 cash paid for 100% asset purchase	$12,497	$11,369	South
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
Fontana Wood Products ("Fontana")

A manufacturer and distributor of lumber and trusses in the Southern California region.  Fontana had annual sales of approximately $12 million.  The acquisition of Fontana allows us to expand our manufactured housing business and creates operating leverage by consolidating with another regional operation.

	April 3, 2018	$1,347 cash paid for 100% asset purchase	$1,287	$60	All Other
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

	January 15, 2018	$5,784 cash paid for 100% asset purchase	$50	$5,734	North
Great Northern Lumber, LLC

A manufacturer of industrial products as well as serving the concrete forming market in the Chicago area.  Great Northern Lumber had annual sales of approximately $25 million.  The acquisition of Great Northern Lumber enables us to expand our concrete forming product offering and regional coverage.

UNIVERSAL FOREST PRODUCTS, INC.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2018, except for the NACC and Pak-Rite acquisitions.  In aggregate, acquisitions completed since the end of March 2018 and not consolidated with other operations contributed approximately $28.5 million in revenue and a $1.2 million operating profit during the first quarter of 2019.

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

	Three Months Ended March 30, 2019
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$278,333	$244,242	$360,097	$132,453	$—	$1,015,125
Intersegment net sales	11,697	18,617	12,929	57,653	—	100,896
Segment operating profit (loss)	14,419	15,059	23,254	(4,187)	(99)	48,446

	Three Months Ended March 31, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$270,186	$242,020	$362,468	$119,183	$—	$993,857
Intersegment net sales	12,025	18,649	15,599	62,720	—	108,993
Segment operating profit	7,232	18,323	18,695	(3,346)	3,313	44,217

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 24.3% in the first quarter of 2019 compared to 22.2% for same period in 2018.  The increase was primarily due to recording certain discrete state income tax items in 2018, which lowered the effective tax rate last year.

I.       LEASES

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016‑02, “Leases (Topic 842)” (ASU 2016‑02). Under ASU 2016‑02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating

UNIVERSAL FOREST PRODUCTS, INC.

leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016‑02 requires new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016‑02 is permitted. The FASB decided to amend certain aspects of its new leasing standard in an attempt to provide a relief from implementation costs.  Specifically, entities may elect not to restate their comparative periods in the period of adoption when transitioning to the new standard.

Upon adoption of ASC 842, there was no cumulative effect adjustment to retained earnings or other components of equity.

We elected the package of practical expedients whereby we are not required to 1) reassess whether any expired or existing contracts contain leases, 2) reassess the lease classification of existing leases, and 3) reassess initial direct costs for any existing leases.  Additionally, we did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.  We did elect to account for lease and related non-lease components as a single lease component.  We elected to not recognize leases with an original term of 12 months or less as they are not significant to our consolidated balance sheet and income statement.  We have assessed and updated our business processes, systems, and controls to ensure compliance with the new accounting and disclosure requirements in accordance with the new standard.

We lease certain real estate under non-cancelable operating lease agreements with typical original terms ranging from one to ten years. We are required to pay real estate taxes and other occupancy costs under certain leases, which are variable in nature and not included in the right of use asset or lease liability. Certain leases carry renewal options of five to fifteen years. We believe that future leases will likely have similar terms.  We also lease motor vehicles,  equipment,  and an aircraft under operating lease agreements for periods of one to ten years.  We do not typically enter into leases with residual value guarantees.

We believe finance leases will have no significant impact to our consolidated balance sheet and income statement as of March 30, 2019.

As of March 30, 2019, we have no leases that have not yet commenced that would significantly impact the rights, obligations, and financial position of the Company.

The rates implicit in our leases are primarily not readily available. To determine the discount rate used to present value the lease payments, the Company utilized the 5-year treasury note rate plus a blend of rate spreads associated with our revolver and 10-12-year senior notes.  We feel the determined rate is a reasonable collectively representation of our lease population.

Future minimum payments under non-cancelable operating leases on March 30, 2019 are as follows (in thousands):

Operating
Leases
2019 (remainder of year)	$13,879
2020	13,432
2021	11,253
2022	9,822
2023	7,867
Thereafter	22,429
Total minimum lease payments	$78,682
Less present value discount	(12,582)
Total lease liability	$66,100

Rent expense was approximately $6.4 million and $6.2 million during the first three months of 2019 and 2018, respectively.

UNIVERSAL FOREST PRODUCTS, INC.

For comparison purposes, we have included the future minimum payments under non-cancelable operating leases on December 29, 2018, (in thousands):

Operating
Leases
12/29/2018
2019	$17,242
2020	11,969
2021	9,784
2022	8,346
2023	6,382
Thereafter	22,498
Total minimum lease payments	$76,221

During the first quarter of 2018, the Company completed a sale and leaseback transaction related to one facility in Medley, Florida.  The sale price for the property was approximately $36 million and created a $7 million pre-tax gain, which was entirely recognized in 2018.  The Company leased back the facility for two years as it executes its long-term plan for Florida and the Southeast region, however only a minor portion of the property sold was leased back.

As of March 30, 2019, the weighted average lease term for operating leases is 7.04 years.  Similarly, the weighted average discount rate for operating leases is 3.78%.

J.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2019 and 2018:

	March 30, 2019
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$29.88

Shares issued under the employee stock gift program	2	30.90
Shares issued under the director retainer stock program	1	31.00
Shares issued under the long term stock incentive plan	211	30.83
Shares issued under the executive stock match grants	109	31.57
Forfeitures	(3)	-
Total shares issued under stock grant programs	320	$31.08

Shares issued under the deferred compensation plans	138	$32.23

UNIVERSAL FOREST PRODUCTS, INC.

	March 31, 2018
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	8	$32.45

Shares issued under the employee stock gift program	1	36.50
Shares issued under the director retainer stock program	2	37.17
Shares issued under the long term stock incentive plan	164	34.75
Shares issued under the executive stock match grants	94	32.94
Forfeitures	(8)	-
Total shares issued under stock grant programs	253	$34.13

Shares issued under the deferred compensation plans	117	$36.19

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of 2019.

OVERVIEW

Our results for the first quarter of 2019 were impacted by the following:

•

Our gross sales increased by 2% compared to the first quarter of 2018, which was comprised of a 7% increase in unit sales, offset by a 5% decrease in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below).  Organic growth contributed 4% of our unit sales increase, while acquisitions contributed 3%.    We experienced favorable organic growth to each of the primary markets we serve.

•

Excluding the $7 million gain on the sale of certain real estate in the first quarter of 2018, our operating profits increased by 30% compared to the first quarter of 2018, which compares favorably with our 7% increase in unit sales.  The improvement in our profit per unit was primarily due to the favorable impact of opportunistic buying in the fourth quarter of 2018, when lumber prices were low, and continued improvement in our sales mix of value-added products.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2019	2018
January	$331	$449
February	370	496
March	365	505

First quarter average	$355	$483
First quarter percentage change	(26.5)%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 44% and 42% of total lumber purchases through the first three months of 2019 and 2018, respectively.

	Southern Yellow Pine
	Average $/MBF
	2019	2018
January	$370	$418
February	403	459
March	408	480

First quarter average	$394	$452
First quarter percentage change	(12.8)%

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 45.9% and 53.1% of our sales in the first three months of 2019 and 2018, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

•

Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 16% of our total sales. This exposure is less significant with remanufactured lumber, trusses sold to the manufactured housing market, and other similar products, due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through vendor consignment inventory programs. (Please refer to the “Risk Factors” section of our annual report on form 10‑K, filed with the United States Securities and Exchange Commission.)

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

UNIVERSAL FOREST PRODUCTS, INC.

BUSINESS COMBINATIONS

We completed no business acquisitions during the first three months of 2019 and seven during all of 2018. The annual historical sales attributable to acquisitions completed in 2018 were approximately $140 million.  These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2019 or 2018 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	84.8	86.8
Gross profit	15.2	13.2
Selling, general, and administrative expenses	10.4	9.4
Net gain on disposition and impairment of assets	—	(0.7)
Earnings from operations	4.8	4.4
Other expense, net	0.1	0.1
Earnings before income taxes	4.7	4.3
Income taxes	1.1	1.0
Net earnings	3.5	3.4
Less net earnings attributable to noncontrolling interest	—	(0.1)
Net earnings attributable to controlling interest	3.5%	3.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of sales, adjusted to restate 2019 sales and cost of goods sold at prior year lumber prices.  The restated sales amounts were calculated by applying unit sales growth in 2019 to 2018 sales levels.  By eliminating the “pass-through” impact of higher or lower lumber prices on sales and cost of goods sold from year to year, we believe this provides an enhanced view of our change in profitability and costs as a percentage of sales.  The amount of the adjustment to 2019 sales was also applied to cost of goods sold so that gross profit remains unchanged.

UNIVERSAL FOREST PRODUCTS, INC.

	Adjusted for Lumber Market Change
	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	85.5	86.8
Gross profit	14.5	13.2
Selling, general, and administrative expenses	10.0	9.4
Net gain on disposition and impairment of assets	—	(0.7)
Earnings from operations	4.6	4.4
Other expense, net	0.1	0.1
Earnings before income taxes	4.5	4.3
Income taxes	1.1	1.0
Net earnings	3.4	3.4
Less net earnings attributable to noncontrolling interest	—	(0.1)
Net earnings attributable to controlling interest	3.3%	3.3%

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
•

Developing new products and expanding our value-added product offering for existing customers. New product sales were $99.9 million in the first quarter of 2019 compared to $92.2 million during the first quarter of 2018.

UNIVERSAL FOREST PRODUCTS, INC.

	New Product Sales by Market
	Three Months Ended
	March 30,	March 31,	%
Market Classification	2019	2018	Change
Retail	$61,247	$56,138	9.1
Industrial	21,751	16,624	30.8
Construction	16,948	19,436	(12.8)
Total New Product Sales	99,946	92,198	8.4

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

	Three Months Ended
	March 30,	March 31,
	2019	2018
Value-Added	66.4%	61.7%
Commodity-Based	33.6%	38.3%

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended
(in thousands)	March 30,	March 31,	%
Market Classification	2019	2018	Change
Retail	$357,487	$370,402	(3.5)
Industrial (1)	329,698	285,484	15.5
Construction (1)	344,420	355,781	(3.2)
Total Gross Sales	1,031,605	1,011,667	2.0
Sales Allowances	(16,480)	(17,810)	(7.5)
Total Net Sales	$1,015,125	$993,857	2.1

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

(1)

We reclassified idX from industrial to the construction market to better align idX's core business, design, manufacture, distribution and installation of customized interior fixtures for a variety of retail and commercial structures, with the commercial construction market.  The reclassification was recorded retrospectively.

Gross sales in the first quarter of 2019 increased 2.0% compared to the same period of 2018, due to a 7% increase in unit sales, offset by a 5% decrease in selling prices primarily due to the Lumber Market.  Acquired operations contributed 3% to our unit sales growth, and our organic unit sales growth was 4%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market decreased 3% in the first quarter of 2019 compared to the same period of 2018, due to a 3% increase in unit sales, offset by a 6% decrease in selling prices. Within this market, sales to our big box customers

UNIVERSAL FOREST PRODUCTS, INC.

increased almost 2%, and sales to other independent retailers decreased over 10%.  Our organic unit growth was 3% for the quarter primarily due to an increase in customer demand.

Industrial:

Gross sales to the industrial market increased almost 15% in the first quarter of 2019 compared to the same period of 2018, resulting from a 16% increase in unit sales, offset by a 1% decrease in selling prices. Businesses we acquired since the first quarter of 2018 contributed 10% to our growth in unit sales.  Our organic growth in unit sales of 6% was primarily due to adding 94 new customers, 146 new locations of existing customers, and $5 million of new product sales growth as our efforts to improve market share continue to produce results.

Construction:

Gross sales to the construction market decreased 3% in the first quarter of 2019 compared to 2018. The decrease was due to a 5% increase in unit sales, offset by an 8% decrease in our selling prices. Our increase in unit sales was driven by a 15% increase to commercial construction customers and a 6% increase to residential construction customers, offset by a 6% decrease to manufactured housing customers.

By comparison (and based upon various industry publications):

•	Production of HUD-code manufactured homes in January and February 2019, the most recent period reported, was down 11.6% compared to the same period of 2018.
•	Non-residential construction activity in January and February increased approximately 1.4% compared to the same period of 2018.
•

Housing starts decreased by approximately 11.6% in the period from December through February 2019 (our sales trail housing starts by about a month) compared to the same period of 2018.  However, housing starts increased within the West and Southeast regions, where we primarily conduct our business.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin increased to 15.2% from 13.2% comparing the first quarter of 2019 to the same period of 2018 due to the lower level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”); atypical buying opportunities when lumber prices were low in the fourth quarter of 2018, and an improvement in our sales mix of value-added products.  Our $23 million, or 17.9%, increase in gross profit dollars compares favorably to our 7% increase in unit sales during the same period due to the factors above.  In addition, acquired operations contributed $4 million of gross profit in the first quarter of 2019.  Excluding acquisitions, our gross profits increased by $19 million, or 14.9%, over the same period last year primarily due to the following:

•	Our gross profit to the retail market increased by approximately $3 million.
•	Our gross profit on sales to the industrial market increased by approximately $10 million.
•	Our gross profit on sales to the construction market increased by approximately $8 million.
•	The $2 million decrease in our gross profits was due to a variety of factors including unfavorable labor and overhead cost variances in certain areas of our business.

Due to several factors, including the variety of species we buy, the variety and number of products we sell, and pricing methodologies, estimating the impact of market-favorable lumber buying on our gross profits is difficult.  Nevertheless, we estimate this contributed approximately $6 million to $7 million in additional gross profits in the first quarter of 2019.

UNIVERSAL FOREST PRODUCTS, INC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $12.7 million, or 13.7%, in the first quarter of 2019 compared to the same period of 2018, while we reported a 7% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $12.4 million in the first quarter of 2019 compared to $9.1 million in 2018.  Acquired operations since the first quarter of 2018 contributed approximately $2.6 million to our year over year increase in SG&A.  The remaining increase was primarily due to an increase in wages and benefits costs associated with headcount and rate increases, sales incentive, and marketing costs.

INTEREST, NET

Interest expense was higher in the first quarter of 2019 compared to the same period of 2018 primarily due to carrying a higher amount of debt and higher interest rates.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 24.3% in the first quarter of 2019 compared to 22.2% for same period in 2018.  The increase was due to recording certain state income tax discrete items in 2018, which lowered the effective tax rate last year.

SEGMENT REPORTING

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	March 30,	March 31,	$	%	March 30,	March 31,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
North	$278,333	$270,186	$8,147	3.0%	$14,419	$7,232	$7,187	99.4%
South	244,242	242,020	2,222	0.9%	15,059	18,323	(3,264)	(17.8)%
West	360,097	362,468	(2,371)	(0.7)%	23,254	18,695	4,559	24.4%
All Other	132,453	119,183	13,270	11.1%	(4,187)	(3,346)	(841)	25.1%
Corporate	—	—	—	—	(99)	3,313	(3,412)	103.0%
Total	$1,015,125	$993,857	$21,268	2.1%	$48,446	$44,217	$4,229	9.6%
(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

During the first quarter of 2019, management retrospectively pushed the related bonus expense from Corporate to their respective segment to better assess the reporting unit’s productivity.

UNIVERSAL FOREST PRODUCTS, INC.

North

	Net Sales
	North Segment by Market
	Three Months Ended
(in thousands)	March 30,	March 31,
Market Classification	2019	2018	% Change
Retail	$99,847	$95,633	4.4%
Industrial	61,407	51,829	18.5%
Construction	121,862	127,416	(4.4)%
Total Gross Sales	283,116	274,878	3.0%
Sales Allowances	(4,783)	(4,692)	1.9%
Total Net Sales	$278,333	$270,186	3.0%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the North reportable segment increased in the first quarter of 2019 compared to 2018 due to our retail and industrial markets.  The increase in sales to the retail market was due to increased demand in our Northeast region.  The increase in the industrial market was primarily due to acquired operations, $4.3 million, and the same factors previously discussed.  The decrease in construction was due to the same factors previously discussed.

Earnings from operations for the North reportable segment increased in the first quarter of 2019 by $7.2 million, or 99.4%, due to a $10.1 million increase in gross profits, offset by a $2.9 million increase in SG&A expenses compared to last year.  Gross profits were higher due to increases in sales and gross margins within the retail and industrial markets compared to last year.  Opportunistic buying contributed to higher gross margins.

South

	Net Sales
	South Segment by Market
	Three Months Ended
(in thousands)	March 30,	March 31,
Market Classification	2019	2018	% Change
Retail	$101,100	$115,208	(12.2)%
Industrial	106,002	80,705	31.3%
Construction	42,048	51,363	(18.1)%
Total Gross Sales	249,150	247,276	0.8%
Sales Allowances	(4,908)	(5,256)	(6.6)%
Total Net Sales	$244,242	$242,020	0.9%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the South reportable segment increased in the first quarter of 2019 compared to 2018 due to increased sales to our industrial market, offset by decreases in sales to our retail and construction markets.  The decrease in sales to the retail market was due to a $10.7 million decrease, or 13.6%, in sales to our big-box customers and the same factors previously discussed.  Acquired operations contributed $23.7 million to our growth in sales to the industrial market.  The decrease in sales to the construction market was due to an $8.8 million decrease, or 23.6%, in sales to our manufactured housing customers in the Southeast and East Central regions due to a reduction in customer demand with certain customers.

Earnings from operations for the South reportable segment decreased in the first quarter of 2019, compared to the same period of 2018.  Excluding the impact of the gain on the sale of our Medley, FL, plant in 2018, earnings from operations increased $3.7 million due to an increase of $7.2 million in gross profits offset by an increase in SG&A expenses of $3.5

UNIVERSAL FOREST PRODUCTS, INC.

million compared to the same period of 2018.  Acquired operations contributed $0.8 million to our earnings from operations during the first quarter of 2019.  The remaining $2.9 million increase in earnings from operations was primarily due to an increase in gross profit within our industrial market as a result of organic growth and opportunistic buying.

West

	Net Sales
	West Segment by Market
	Three Months Ended
(in thousands)	March 30,	March 31,
Market Classification	2019	2018	% Change
Retail	$103,391	$110,630	(6.5)%
Industrial	133,479	127,792	4.5%
Construction	128,284	129,361	(0.8)%
Total Gross Sales	365,154	367,783	(0.7)%
Sales Allowances	(5,057)	(5,315)	(4.9)%
Total Net Sales	$360,097	$362,468	(0.7)%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the West reportable segment decreased in the first quarter of 2019 compared to 2018 due to decreases in sales to our retail and construction markets, offset by an increase in sales to our industrial market, primarily due to factors previously discussed.

Earnings from operations for the West reportable segment increased in the first quarter of 2019 by $4.6 million, or 24.4%, compared to the same period in 2018 due to a $6.9 million increase in gross profit, offset by a $2.3 million increase in SG&A expenses due to the same factors previously discussed.

All Other

	Net Sales
	All Other Segment by Market
	Three Months Ended
(in thousands)	March 30,	March 31,
Market Classification	2019	2018	% Change
Retail	$53,150	$48,931	8.6%
Industrial (1)	28,810	25,157	14.5%
Construction (1)	52,301	47,642	9.8%
Total Gross Sales	134,261	121,730	10.3%
Sales Allowances & Other	(1,808)	(2,547)	(29.0)%
Total Net Sales	$132,453	$119,183	11.1%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

(1)

We reclassified idX from industrial to the construction market to better align idX's core business, design, manufacture, distribution and installation of customized interior fixtures for a variety of retail and commercial structures, with the commercial construction market.  The reclassification was recorded retrospectively.

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to All Other reportable segments increased in the first quarter of 2019 compared to 2018 due to increases in sales to all our markets for the same factors previously discussed.  The increase in sales to the retail market was primarily due to a $14.6 million increase to one of our big-box customers within our Alternative Materials segment, offset by decreases in sales to certain independent retailers.  Our sales to the construction market increased primarily due to our idX business unit.

Earnings from operations for All Other reportable segments decreased during the first quarter of 2019 by $0.8 million primarily due to expenses associated with an advertising campaign launched in 2019 for our Deckorators brand within our Consumer Products segment.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Cash used in operating activities	$(55,829)	$(84,172)
Cash (used in) provided by investing activities	(15,551)	1,304
Cash provided by financing activities	61,069	111,570
Effect of exchange rate changes on cash	248	233
Net change in all cash and cash equivalents	(10,063)	28,935
Cash, cash equivalents, and restricted cash, beginning of period	28,198	28,816
Cash, cash equivalents, and restricted cash, end of period	$18,135	$57,751

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital

UNIVERSAL FOREST PRODUCTS, INC.

management. As indicated in the table below, our cash cycle increased to 65 days from 57 days during the first quarter of 2019 compared to the prior periods.

	Three Months Ended
	March 30,	March 31,
	2019	2018
Days of sales outstanding	34	32
Days supply of inventory	52	46
Days payables outstanding	(21)	(21)
Days in cash cycle	65	57

The increase in days supply of inventory was primarily due to opportunistic buying when lumber prices were low during the fourth quarter of 2018 to improve 2019 gross profits.

In the first three months of 2019, our cash used in operating activities was $55.8 million, which was comprised of net earnings of $36.0 million and $15.4 million of non-cash expenses, offset by a $107.2 million seasonal increase in working capital since the end of December 2018.  Comparatively in the first three months of 2018, our cash used in operating activities was $84.2 million, which was comprised of net earnings of $33.6 million, and $8.0 million of non-cash expenses, offset by a $125.8 million seasonal increase in working capital since the end of December 2017.  Our seasonal increase in working capital was lower in 2019 due to opportunistic inventory buying in the fourth quarter of 2018.

Property, plant, and equipment comprised most of our cash used in investing activities during the first three months of 2019 and totaled $15.9 million.  Outstanding purchase commitments on existing capital projects totaled approximately $18.5 million on March 30, 2019. We currently plan to spend up to $95 million for the year on capital expenditures.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  Comparatively, capital expenditures and acquisitions were $24.4 million and $8.8 million, respectively, during the first three months of 2018.  Proceeds from the sale of our Medley, FL, plant provided approximately $36 million in net cash proceeds.

Cash flows from financing activities primarily consisted of net borrowings under our revolving credit facility of approximately $64.3 million, primarily due to seasonal working capital requirements.

On March 30, 2019, we had $106.8 million outstanding on our $375 million revolving credit facility. The amount outstanding on the revolving credit facility includes letters of credit totaling approximately $9.8 million on March 30, 2019; as a result, we had approximately $258.3 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under an amended “shelf agreement” for long term debt with a current lender after considering the second quarter 2018 issuance of long-term Senior Notes. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 30, 2019.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial

UNIVERSAL FOREST PRODUCTS, INC.

position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 29, 2018.

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

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We entered into forward foreign exchange rate contracts in 2018, which have since expired, and may enter into further forward contracts in the future associated with mitigating the foreign currency exchange risk. Historically, our hedge contracts are deemed immaterial to the financial statements, however any material hedge contract in the future will be disclosed.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 30, 2019 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)

Changes in Internal Controls. During the quarter ended March 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 30, 2018 - February 2, 2019	—	—	—	1,860,354
February 3 - March 2, 2019	—	—	—	1,860,354
March 3 - 30, 2019	—	—	—	1,860,354

(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UNIVERSAL FOREST PRODUCTS, INC.

Date: May 1, 2019	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 1, 2019	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer