Form 10-Q
period 2019-06-29
UNIVERSAL FOREST PRODUCTS INC
filed 2019-08-07
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22684

UNIVERSAL FOREST PRODUCTS INC

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
DDEN_ROW

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 29, 2019
Common stock, $1 par value	61,366,680

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	June 29,	December 29,	June 30,
	2019	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,497	$27,316	$27,501
Restricted cash	1,024	882	16,758
Investments	16,776	14,755	14,493
Accounts receivable, net	483,263	343,450	489,145
Inventories:
Raw materials	258,078	271,871	272,765
Finished goods	270,602	284,349	259,109
Total inventories	528,680	556,220	531,874
Refundable income taxes	—	14,130	2,396
Other current assets	46,868	38,525	30,464
TOTAL CURRENT ASSETS	1,097,108	995,278	1,112,631
DEFERRED INCOME TAXES	2,341	2,668	2,235
RESTRICTED INVESTMENTS	14,856	13,267	10,950
RIGHT OF USE ASSETS	70,650	—	—
OTHER ASSETS	23,328	8,662	7,081
GOODWILL	225,269	224,117	219,595
INDEFINITE-LIVED INTANGIBLE ASSETS	7,359	7,360	7,384
OTHER INTANGIBLE ASSETS, NET	41,176	41,486	36,045
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	851,565	814,645	791,348
Less accumulated depreciation and amortization	(482,993)	(459,935)	(450,650)
PROPERTY, PLANT AND EQUIPMENT, NET	368,572	354,710	340,698
TOTAL ASSETS	1,850,659	1,647,548	1,736,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$24,972	$27,367	$33,608
Accounts payable	189,649	136,901	197,408
Accrued liabilities:
Compensation and benefits	100,409	104,109	88,771
Income taxes	739	—	—
Other	48,746	41,645	50,038
Current portion of lease liability	14,918	—	—
Current portion of long-term debt	173	148	542
TOTAL CURRENT LIABILITIES	379,606	310,170	370,367
LONG-TERM DEBT	187,471	202,130	276,274
LEASE LIABILITY	55,875	—	—
DEFERRED INCOME TAXES	14,773	15,687	13,856
OTHER LIABILITIES	29,701	30,877	28,399
TOTAL LIABILITIES	667,426	558,864	688,896
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,366,680, 60,883,749, and 61,632,401	61,367	60,884	61,632
Additional paid-in capital	192,783	178,540	174,749
Retained earnings	917,704	839,917	800,237
Accumulated other comprehensive income	(4,479)	(5,938)	(4,077)
Total controlling interest shareholders’ equity	1,167,375	1,073,403	1,032,541
Noncontrolling interest	15,858	15,281	15,182
TOTAL SHAREHOLDERS’ EQUITY	1,183,233	1,088,684	1,047,723
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,850,659	$1,647,548	$1,736,619

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
NET SALES	$1,239,817	$1,294,440	$2,254,943	$2,288,297
COST OF GOODS SOLD	1,053,091	1,128,751	1,913,950	1,991,719
GROSS PROFIT	186,726	165,689	340,993	296,578
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	112,688	104,595	218,631	197,800
NET (GAIN) LOSS ON DISPOSITION OF ASSETS	(199)	477	(321)	(6,057)
EARNINGS FROM OPERATIONS	74,237	60,617	122,683	104,835
INTEREST EXPENSE	2,407	2,248	4,867	4,025
INTEREST AND INVESTMENT INCOME	(682)	(181)	(2,275)	(898)
NET INTEREST EXPENSE	1,725	2,067	2,592	3,127
EARNINGS BEFORE INCOME TAXES	72,512	58,550	120,091	101,708
INCOME TAXES	17,367	13,420	28,944	22,994
NET EARNINGS	55,145	45,130	91,147	78,714
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(630)	(1,086)	(1,092)	(1,836)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$54,515	$44,044	$90,055	$76,878

EARNINGS PER SHARE - BASIC	$0.88	$0.71	$1.46	$1.24
EARNINGS PER SHARE - DILUTED	$0.88	$0.71	$1.46	$1.24

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	55,145	45,130	91,147	78,714
OTHER COMPREHENSIVE GAIN (LOSS)	471	(3,905)	1,844	(4,344)
COMPREHENSIVE INCOME	55,616	41,225	92,991	74,370
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(791)	(119)	(1,477)	(1,713)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$54,825	$41,106	$91,514	$72,657

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 30, 2017	$61,192	$161,928	$736,212	$144	$14,547	$974,023
Net earnings			76,878		1,836	78,714
Foreign currency translation adjustment				(3,669)	(123)	(3,792)
Unrealized gain (loss) on investment & foreign currency				(552)		(552)
Distributions to noncontrolling interest					(1,078)	(1,078)
Cash dividends - $0.180 per share			(11,090)			(11,090)
Issuance of 16,917 shares under employee stock plans	17	483				500
Issuance of 346,777 shares under stock grant programs	347	4,990				5,337
Issuance of 132,603 shares under deferred compensation plans	132	(132)				—
Repurchase of 55,784 shares	(56)		(1,763)			(1,819)
Expense associated with share-based compensation arrangements		1,817				1,817
Accrued expense under deferred compensation plans		5,663				5,663
Balance at June 30, 2018	$61,632	$174,749	$800,237	$(4,077)	$15,182	$1,047,723
Balance at December 29, 2018	$60,884	$178,540	$839,917	$(5,938)	$15,281	$1,088,684
Net earnings			90,055		1,092	91,147
Foreign currency translation adjustment				1,133	385	1,518
Unrealized gain (loss) on debt securities				326		326
Distributions to noncontrolling interest					(900)	(900)
Cash dividends - $0.200 per share			(12,271)			(12,271)
Issuance of 18,953 shares under employee stock purchase plans	19	523				542
Issuance of 309,250 shares under stock grant programs	309	5,839	3			6,151
Issuance of 154,728 shares under deferred compensation plans	155	(155)				—
Expense associated with share-based compensation arrangements		2,111				2,111
Accrued expense under deferred compensation plans		5,925				5,925
Balance at June 29, 2019	$61,367	$192,783	$917,704	$(4,479)	$15,858	$1,183,233

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	June 29,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$91,147	$78,714
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	29,200	26,144
Amortization of intangibles	2,946	2,702
Expense associated with share-based and grant compensation arrangements	2,209	1,924
Deferred income taxes credits	(536)	(565)
Unrealized gain on investments	(1,518)	—
Net gain on disposition of assets	(321)	(6,057)
Changes in:
Accounts receivable	(139,468)	(155,666)
Inventories	28,008	(61,828)
Accounts payable and cash overdraft	49,947	62,665
Accrued liabilities and other	9,334	15,895
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70,948	(36,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,477)	(54,313)
Proceeds from sale of property, plant and equipment	977	36,724
Acquisitions, net of cash received	(5,034)	(37,960)
Purchases of investments	(4,859)	(9,348)
Proceeds from sale of investments	3,667	3,180
Other	(10)	(1,352)
NET CASH USED IN INVESTING ACTIVITIES	(47,736)	(63,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	393,434	488,853
Repayments under revolving credit facilities	(408,027)	(431,657)
Borrowings of debt	—	1,639
Repayment of debt	(3,061)	(5,437)
Issuance of long-term debt	—	75,000
Proceeds from issuance of common stock	542	500
Dividends paid to shareholders	(12,271)	(11,090)
Distributions to noncontrolling interest	(900)	(1,078)
Repurchase of common stock	—	(1,819)
Other	28	(71)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,255)	114,840
Effect of exchange rate changes on cash	366	(256)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,677)	15,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	28,198	28,816
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$21,521	$44,259

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$27,316	$28,339
Restricted cash, beginning of period	882	477
Cash, cash equivalents, and restricted cash, beginning of period	$28,198	$28,816

Cash and cash equivalents, end of period	$20,497	$27,501
Restricted cash, end of period	1,024	16,758
Cash, cash equivalents, and restricted cash, end of period	$21,521	$44,259

SUPPLEMENTAL INFORMATION:
Interest paid	$4,658	$3,889
Income taxes paid	14,569	18,745
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	5,041	4,779

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 29, 2018.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 30, 2018 balances in the accompanying unaudited consolidated condensed balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	June 29, 2019				June 30, 2018
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$57	$1,051	$—	$1,108	$56	$1,513	—	$1,569
Fixed income funds	2,709	11,222	—	13,931	2,879	7,968	—	10,847
Equity securities	8,651	—	—	8,651	7,892	—	—	7,892
Hedge funds	—	—	1,829	1,829			1,689	1,689
Mutual funds:								—
Domestic stock funds	2,472	—	—	2,472	413	—	—	413
International stock funds	2,059	—	—	2,059	3,951	—	—	3,951
Target funds	266	—	—	266	249	—	—	249
Bond funds	815	—	—	815	725	—	—	725
Alternative funds	1,696	—	—	1,696	—	—	—	—
Total mutual funds	7,308	—	—	7,308	5,338	—	—	5,338
Total	$18,725	$12,273	1,829	$32,827	$16,165	$9,481	1,689	$27,335
Assets at fair value	$18,725	$12,273	1,829	$32,827	$16,165	$9,481	1,689	$27,335

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $30.7 million as of June 29, 2019, consisting of domestic and international stocks, hedge funds, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 29,2019
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$13,694	$237	$13,931
Equity	7,531	1,120	8,651
Mutual Funds	6,376	(79)	6,297
Hedge Funds	1,766	63	1,829
Total	$29,367	$1,341	$30,708

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our hedge funds consist of the private real estate income trust which is valued as a Level 3 asset. The net unrealized gain was $1.3 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of June 29, 2019.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended			Six Months Ended
(in thousands)	June 29,	June 30,		June 29,	June 30,
Market Classification	2019	2018	% Change	2019	2018	% Change
FOB Shipping Point Revenue	$1,220,844	$1,281,557	-4.7%	$2,217,667	$2,263,248	-2.0%
Construction Contract Revenue	43,663	38,811	12.5%	78,445	68,787	14.0%
Total Gross Sales	1,264,507	1,320,368	-4.2%	2,296,112	2,332,035	-1.5%
Sales Allowances	(24,690)	(25,928)	-4.8%	(41,169)	(43,738)	-5.9%
Total Net Sales	$1,239,817	$1,294,440	-4.2%	$2,254,943	$2,288,297	-1.5%

In the second quarter of 2019, the North and West segments comprise the construction contract revenue above, $28.1 million and $15.6 million, respectively, compared to $26.7 million and $12.1 million, respectively, during the same period of 2018. Similarly, in the first six months of 2019, the North and West segments comprise the construction contract revenue above, $47.5 million and $30.9 million, respectively, compared to $47.3 million and $21.5 million, respectively, during the same period of 2018. Construction contract revenue is primarily made up of site-built and framing customers.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 29,	December 29,	June 30,
	2019	2018	2018
Cost and Earnings in Excess of Billings	$6,309	$6,945	$5,501
Billings in Excess of Cost and Earnings	5,222	3,245	4,616

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Numerator:
Net earnings attributable to controlling interest	$54,515	$44,044	$90,055	$76,878
Adjustment for earnings allocated to non-vested restricted common stock	(1,384)	(1,018)	(2,245)	(1,728)
Net earnings for calculating EPS	$53,131	$43,026	$87,810	$75,150
Denominator:
Weighted average shares outstanding	61,691	61,895	61,544	61,770
Adjustment for non-vested restricted common stock	(1,566)	(1,431)	(1,534)	(1,389)
Shares for calculating basic EPS	60,125	60,464	60,010	60,381
Effect of dilutive restricted common stock	23	85	21	80
Shares for calculating diluted EPS	60,148	60,549	60,031	60,461
Net earnings per share:
Basic	$0.88	$0.71	$1.46	$1.24
Diluted	$0.88	$0.71	$1.46	$1.24

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

UNIVERSAL FOREST PRODUCTS, INC.

On a consolidated basis, we have reserved approximately $2.0 million and $2.5 million on June 29, 2019, and June 30, 2018, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on June 29, 2019, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 29, 2019, we had outstanding purchase commitments on commenced capital projects of approximately $48.3 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material. We also distribute products manufactured by other companies, some of which are no longer in business. While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no longer exists or has the ability to pay. Historically, these costs have not had a material effect on our consolidated financial statements.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against these bonds. As of June 29, 2019, we had approximately $14.8 million outstanding payment and performance bonds for open projects. We had approximately $10.0 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 29, 2019, we had outstanding letters of credit totaling $37.4 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of June 29, 2019, we have irrevocable letters of credit outstanding totaling approximately $27.6 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2019 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2019 and 2018, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	May 1, 2019	$5,034 cash paid for 100% asset purchase	$4,046	$988	North
Wolverine Wood Products, Inc. ("Wolverine")

A manufacturer of wood panel components for furniture, store fixtures and case goods. Wolverine had annual sales of approximately $5 million. The acquisition of Wolverine allows us to expand capacity to produce value-added wood components for customers in the Midwest.

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

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2018 and 2019, except for the Wolverine acquisition. In aggregate, acquisitions completed since the end of June 2018 and not consolidated with other operations contributed approximately $20.3

UNIVERSAL FOREST PRODUCTS, INC.

million and $48.9 million in revenue and a $1.8 million and $3.0 million in operating profit during the second quarter and first six months of 2019, respectively.

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

During the second quarter and the first six months of 2019, management retrospectively reallocated the related bonus expense from Corporate to their respective segment to better assess the reporting unit’s productivity.

	Three Months Ended June 29, 2019
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$380,242	$258,802	$421,273	$179,500	$—	$1,239,817
Intersegment net sales	18,376	20,717	14,690	65,998	—	119,781
Segment operating profit	25,772	14,682	25,422	4,378	3,983	74,237

	Three Months Ended June 30, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$390,821	$291,320	$456,825	$155,474	$—	$1,294,440
Intersegment net sales	18,558	20,675	14,464	61,957	—	115,654
Segment operating profit	17,477	12,941	25,864	3,965	370	60,617

	Six Months Ended June 29, 2019
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$658,575	$503,043	$781,370	$311,955	$—	$2,254,943
Intersegment net sales	30,073	39,334	27,620	123,565	—	220,592
Segment operating profit	40,191	29,742	48,676	85	3,989	122,683

UNIVERSAL FOREST PRODUCTS, INC.

	Six Months Ended June 30, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$661,007	$533,340	$819,293	$274,657	$—	$2,288,297
Intersegment net sales	30,583	39,323	30,063	124,677	—	224,646
Segment operating profit	24,712	31,264	44,558	624	3,677	104,835

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 24.0% in the second quarter of 2019 compared to 22.9% for same period in 2018.  Our effective tax rate was 24.1% in the first six months of 2019 compared to 22.6% for the same period in 2018.  The increase was primarily due to recording certain discrete tax benefits in 2018 related to state income tax and stock-based compensation deduction, which lowered the effective tax rate last year.

I.       LEASES

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 requires new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The FASB decided to amend certain aspects of its new leasing standard in an attempt to provide a relief from implementation costs.  Specifically, entities may elect not to restate their comparative periods in the period of adoption when transitioning to the new standard.

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

We believe finance leases will have no significant impact to our consolidated balance sheet and income statement as of June 29, 2019.

As of June 29, 2019, we have no leases that have not yet commenced that would significantly impact the rights, obligations, and financial position of the Company.

UNIVERSAL FOREST PRODUCTS, INC.

The rates implicit in our leases are primarily not readily available. To determine the discount rate used to present value the lease payments, the Company utilized the 5-year treasury note rate plus a blend of rate spreads associated with our revolver and 10-12-year senior notes.  We feel the determined rate is a reasonable collectively representation of our lease population.

Future minimum payments under non-cancelable operating leases on June 29, 2019 are as follows (in thousands):

Operating
Leases
2019 (remainder of year)	$8,959
2020	16,165
2021	13,996
2022	11,958
2023	9,402
Thereafter	21,743
Total minimum lease payments	$82,223
Less present value discount	(11,430)
Total lease liability	$70,793

Rent expense was approximately $6.3 million and $7.8 million during the second quarter of 2019 and 2018, respectively.

For comparison purposes, we have included the future minimum payments under non-cancelable operating leases on December 29, 2018, (in thousands):

Operating
Leases
12/29/2018
2019	$17,242
2020	11,969
2021	9,784
2022	8,346
2023	6,382
Thereafter	22,498
Total minimum lease payments	$76,221

During the first quarter of 2018, the Company completed a sale and leaseback transaction related to one facility in Medley, Florida.  The sale price for the property was approximately $36 million and created a $7 million pre-tax gain, which was entirely recognized in 2018.  The Company leased back the facility for two years as it executes its long-term plan for Florida and the Southeast region, however, only a minor portion of the property sold was leased back.

As of June 29, 2019, the weighted average lease term for operating leases is 6.96 years.  Similarly, the weighted average discount rate for operating leases is 3.78%.

UNIVERSAL FOREST PRODUCTS, INC.

J.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2019 and 2018:

	June 29, 2019
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	19	$33.63

Shares issued under the employee stock gift program	3	31.94
Shares issued under the director retainer stock program	2	33.74
Shares issued under the long term stock incentive plan	211	30.83
Shares issued under the executive stock match grants	109	31.57
Forfeitures	(16)	-
Total shares issued under stock grant programs	309	$31.11

Shares issued under the deferred compensation plans	155	$32.58
Total	464	$31.66

	June 30, 2018
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	17	$34.78

Shares issued under the employee stock gift program	2	35.47
Shares issued under the director retainer stock program	97	16.57
Shares issued under the long term stock incentive plan	164	34.75
Shares issued under the executive stock match grants	94	32.94
Forfeitures	(10)	-
Total shares issued under stock grant programs	347	$29.33

Shares issued under the deferred compensation plans	132	$36.04
Total	479	$31.27

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

OVERVIEW

Our results for the second quarter of 2019 were impacted by the following:

●	Our gross sales decreased by 4% compared to the second quarter of 2018, which was comprised of a 5% increase in unit sales, offset by a 9% decrease in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below). Organic growth contributed 4% of our unit sales increase, while acquisitions contributed 1%. We experienced favorable unit growth to each of the primary markets we serve.
●	Our operating profits increased over 22%, which compares favorably with our 5% increase in unit sales. The improvement in our profitability was primarily due to a favorable change in our product mix to sales of more value-added products and the impact of lower lumber costs on products we sell with fixed selling prices.
●	Our cash flow from operating activities improved by $107 million due, in part, to lower lumber prices which lowered our investment in working capital and opportunistic buying of inventory in the fourth quarter of 2018 which was sold in 2019.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2019	2018
January	$331	$449
February	370	496
March	365	505
April	354	496
May	346	554
June	329	572

Second quarter average	$343	$541
Year-to-date average	$349	$512

Second quarter percentage change	(36.6)%
Year-to-date percentage change	(31.8)%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 45% of total lumber purchases through the first six months of 2019 and 2018.

	Southern Yellow Pine
	Average $/MBF
	2019	2018
January	$370	$418
February	403	459
March	408	480
April	401	483
May	383	535
June	344	562

Second quarter average	$376	$527
Year-to-date average	$385	$490

Second quarter percentage change	(28.7)%
Year-to-date percentage change	(21.4)%

UNIVERSAL FOREST PRODUCTS, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 43.4% and 52.8% of our sales in the first six months of 2019 and 2018, respectively.

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

BUSINESS COMBINATIONS

We completed one business acquisition during the first six months of 2019 and seven during all of 2018. The annual historical sales attributable to acquisitions completed in the first six months of 2019 and all of 2018 were approximately $5 million and $140 million, respectively. These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2019 or 2018 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.9	87.2	84.9	87.0
Gross profit	15.1	12.8	15.1	13.0
Selling, general, and administrative expenses	9.1	8.1	9.7	8.6
Net gain on disposition and impairment of assets	—	—	—	(0.3)
Earnings from operations	6.0	4.7	5.4	4.6
Other expense, net	0.1	0.2	0.1	0.1
Earnings before income taxes	5.8	4.5	5.3	4.4
Income taxes	1.4	1.0	1.3	1.0
Net earnings	4.4	3.5	4.0	3.4
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)
Net earnings attributable to controlling interest	4.4%	3.4%	4.0%	3.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of sales, adjusted to restate 2019 sales and cost of goods sold at prior year lumber prices.  The restated sales amounts were calculated by applying the decrease in lumber prices in 2019 to 2018 sales levels.  By eliminating the “pass-through” impact of higher or lower lumber prices on sales and cost of goods sold from year to year, we believe this provides an enhanced view of our change in profitability and costs as a percentage of sales.  The amount of the adjustment to 2019 sales was also applied to cost of goods sold so that gross profit remains unchanged.

	Adjusted for Lumber Market Change		Adjusted for Lumber Market Change
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.2	87.2	86.0	87.0
Gross profit	13.8	12.8	14.0	13.0
Selling, general, and administrative expenses	8.3	8.1	9.0	8.6
Net gain on disposition and impairment of assets	—	—	—	(0.3)
Earnings from operations	5.5	4.7	5.0	4.6
Other expense, net	0.1	0.2	0.1	0.1
Earnings before income taxes	5.3	4.5	4.9	4.4
Income taxes	1.3	1.0	1.2	1.0
Net earnings	4.1	3.5	3.7	3.4
Less net earnings attributable to noncontrolling interest	—	(0.1)	—	(0.1)
Net earnings attributable to controlling interest	4.0%	3.4%	3.7%	3.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail stores, commercial and other structures.  Our strategic long-term sales objectives include:

●	Diversifying our end market sales mix by increasing sales of specialty wood and non-wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures used in a variety of markets.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing sales of "value-added" products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, customized interior fixtures, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.
●	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.

●	Developing new products and expanding our value-added product offering for existing customers. New product sales were $175.3 million in the second quarter of 2019 compared to $149.1 million during the same period of 2018. New product sales year-to-date for 2019 and 2018 were $290.3 million and $253.3 million, respectively. Our goal is to achieve annual new product sales of at least $525 million in 2019.

	New Product Sales by Market			New Product Sales by Market
	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
Market Classification	2019	2018	Change	2019	2018	Change
Retail	$129,722	106,623	21.7%	$204,828	$175,033	17.0
Industrial	24,099	21,315	13.1%	46,604	37,839	23.2
Construction	21,527	21,209	1.5%	38,885	40,405	(3.8)
Total New Product Sales	175,348	149,147	17.6%	290,317	253,277	14.6

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Value-Added	66.9%	60.1%	66.7%	60.8%
Commodity-Based	33.1%	39.9%	33.3%	39.2%

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended			Six Months Ended
(in thousands)	June 29,	June 30,		June 29,	June 30,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$520,964	$544,612	(4.3)%	$878,451	$915,013	(4.0)%
Industrial (1)	357,301	347,258	2.9%	686,999	632,749	8.6%
Construction (1)	386,242	428,498	(9.9)%	730,662	784,273	(6.8)%
Total Gross Sales	1,264,507	1,320,368	(4.2)%	2,296,112	2,332,035	(1.5)%
Sales Allowances	(24,690)	(25,928)	(4.8)%	(41,169)	(43,738)	(5.9)%
Total Net Sales	$1,239,817	$1,294,440	(4.2)%	$2,254,943	$2,288,297	(1.5)%

Note: During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

(1)	We reclassified idX from industrial to the construction market to better align idX's core business, design, manufacture, distribution and installation of customized interior fixtures for a variety of retail and commercial structures, with the commercial construction market. The reclassification was recorded retrospectively.

Gross sales in the second quarter of 2019 decreased 4% compared to the same period of 2018, due to a 5% increase in unit sales, offset by a 9% decrease in selling prices primarily due to the Lumber Market. Acquired operations contributed 1% to our unit sales growth, and our organic unit sales growth was 4%.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales in the first six months of 2019 decreased almost 2% compared to the same period of 2018, due to a 6% increase in unit sales, offset by an 8% decrease in selling prices primarily due to the Lumber Market. Acquired operations contributed 2% to our unit sales growth, and our organic unit sales growth was 4%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market decreased over 4% in the second quarter of 2019 compared to the same period of 2018, due to a 6% increase in unit sales, offset by a 10% decrease in selling prices. Within this market, sales to our big box customers increased over 2%, and sales to other independent retailers decreased almost 16%. Our organic unit growth was 6% primarily due to improved weather in the second quarter, an increase in new product sales, and market share gains we achieved in our Deckorators product category with one of our big box customers.

Gross sales to the retail market decreased 4% in the first six months of 2019 compared to the same period of 2018, due to a 5% increase in unit sales, offset by a 9% decrease in selling prices. Within this market, sales to our big box customers increased over 2%, and sales to other independent retailers decreased over 13%. Our organic unit growth was 5% year to date primarily due to increased consumer demand, new products sales, and the market share gains mentioned above.

Industrial:

Gross sales to the industrial market increased almost 3% in the second quarter of 2019 compared to the same period of 2018, resulting from an 7% increase in unit sales, offset by a 4% decrease in selling prices. Businesses we acquired since the second quarter of 2018 contributed 6% to our growth in unit sales. Our organic growth in unit sales of 1% was primarily due to an increase in sales of new products and increasing our share of business with existing customers. Our organic unit growth was slower than previous quarters as a result of adding fewer new customers and emphasizing profitability and margin requirements over units sales growth which resulted in eliminating less profitable business.

Gross sales to the industrial market increased almost 9% in the first six months of 2019 compared to the same period of 2018, resulting from an 11% increase in unit sales, offset by a 2% decrease in selling prices. Businesses we acquired since the second quarter of 2018 contributed 7% to our growth in unit sales. Our organic growth in unit sales of 4% was primarily due our efforts to improve market share, which is continuing to produce positive results.

Construction:

Gross sales to the construction market decreased 10% in the second quarter of 2019 compared to 2018. The decrease was due to a 4% increase in unit sales, offset by a 14% decrease in our selling prices. Our increase in unit sales was driven by a 5% increase to commercial construction customers, a 5% increase to residential construction customers, and a 1% increase to manufactured housing customers.

By comparison (and based upon various industry publications):

●	Production of HUD-code manufactured homes in April and May 2019, the most recent period reported, was down 3.2% compared to the same period of 2018.
●	Non-residential construction activity in April and May decreased approximately 1.1% compared to the same period of 2018.
●	Housing starts decreased by approximately 5.7% in the period from March through May 2019 (our sales trail housing starts by about a month) compared to the same period of 2018.

UNIVERSAL FOREST PRODUCTS, INC.

Our ability to achieve growth in excess of the market is due to a variety of factors including operating in regions that have more favorable market conditions.

Gross sales to the construction market decreased almost 7% in the first six months of 2019 compared to 2018. The decrease was due to a 4% increase in unit sales, offset by an 11% decrease in our selling prices. Our increase in unit sales was driven by an 9% increase to commercial construction customers and a 6% increase to residential construction customers, offset by a 2% decrease to manufactured housing customers.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin increased to 15.1% from 12.8% comparing the second quarter of 2019 to the same period of 2018 due to the lower level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”) and an improvement in our sales mix of value-added products.  Our $21 million, or 12.7%, increase in gross profit dollars compares favorably to our 5% increase in unit sales during the same period due to the factors above.  In addition, acquired operations contributed $3 million of gross profit in the second quarter of 2019.  Excluding acquisitions, our gross profits increased by $18 million, or 10.8%, over the same period last year primarily due to the following:

●	Our gross profit to the retail market increased by approximately $7 million.
●	Our gross profit on sales to the industrial market increased by approximately $5 million.
●	Our gross profit on sales to the construction market increased by approximately $5 million.

Our gross margin increased to 15.1% from 13.0% comparing the first six months of 2019 to the same period of 2018 due to the lower level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”), atypical buying opportunities when lumber prices were low in the fourth quarter of 2018, and an improvement in our sales mix of value-added products.  Our $44 million, or 15.0%, increase in gross profit dollars compares favorably to our 6% increase in unit sales during the same period due to the factors above.  In addition, acquired operations contributed $7 million of gross profit in the first six months of 2019.  Excluding acquisitions, our gross profits increased by $37 million, or 12.5%, over the same period last year primarily due to the following:

●	Our gross profit to the retail market increased by approximately $10 million.
●	Our gross profit on sales to the industrial market increased by approximately $15 million.
●	Our gross profit on sales to the construction market increased by approximately $13 million.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $8.1 million, or 7.7%, in the second quarter of 2019 compared to the same period of 2018, while we reported a 5% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $18.3 million in the second quarter of 2019 compared to $14.5 million in 2018.  Acquired operations since the second quarter of 2018 contributed approximately $1.6 million to our year over year increase in SG&A.  The remaining increase was primarily due to an increase in wages and benefits costs associated with headcount and rate increases, sales incentives, and marketing costs.

Selling, general and administrative (“SG&A”) expenses increased by approximately $20.8 million, or 10.5%, in the first six months of 2019 compared to the same period of 2018, while we reported a 6% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $30.7 million in the first six months of 2019 compared to $23.6 million in 2018.  Acquired operations since the second quarter of 2018 contributed approximately $4.1 million to our year over year increase in SG&A.  The remaining increase was primarily due to an

UNIVERSAL FOREST PRODUCTS, INC.

increase in wages and benefits costs associated with headcount and rate increases, sales incentives, medical costs, and marketing expenses.

INTEREST, NET

Interest expense was slightly higher in the second quarter and the first six months of 2019 compared to the same periods of 2018. Our interest rate increased as a result of a long-term debt issuance that we completed in June 2018 and used the proceeds to pay down our revolving credit facility. The impact of a higher overall rate was offset by lower debt levels in 2019.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 24.0% in the second quarter of 2019 compared to 22.9% for same period in 2018.  Our effective tax rate was 24.1% in the first six months of 2019 compared to 22.6% for the same period in 2018.  The increase was primarily due to recording certain discrete tax benefits in 2018 related to state income tax and stock-based compensation deduction, which lowered the effective tax rate last year.

SEGMENT REPORTING

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	June 29,	June 30,	$	%	June 29,	June 30,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
North	$380,242	$390,821	$(10,579)	(2.7)%	$25,772	$17,477	$8,295	47.5%
South	258,802	291,320	(32,518)	(11.2)%	14,682	12,941	1,741	13.5%
West	421,273	456,825	(35,552)	(7.8)%	25,422	25,864	(442)	(1.7)%
All Other	179,500	155,474	24,026	15.5%	4,378	3,965	413	10.4%
Corporate	—	—	—	—	3,983	370	3,613	976.5%
Total	$1,239,817	$1,294,440	$(54,623)	(4.2)%	$74,237	$60,617	$13,620	22.5%

	Net Sales				Earnings from Operations
	Six Months Ended				Six Months Ended
	June 29,	June 30,	$	%	June 29,	June 30,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
North	$658,575	$661,007	$(2,432)	(0.4)%	$40,191	$24,712	$15,479	62.6%
South	503,043	533,340	(30,297)	(5.7)%	29,742	31,264	(1,522)	(4.9)%
West	781,370	819,293	(37,923)	(4.6)%	48,676	44,558	4,118	9.2%
All Other	311,955	274,657	37,298	13.6%	85	624	(539)	(86.4)%
Corporate	—	—	—	—	3,989	3,677	312	8.5%
Total	$2,254,943	$2,288,297	$(33,354)	(1.5)%	$122,683	$104,835	$17,848	17.0%
(1)	Corporate primarily represents over (under) allocated administrative costs and accrued bonus expense.

During the second quarter and the first six months of 2019, management retrospectively reallocated the related bonus expense from Corporate to their respective segment to better assess the reporting unit’s productivity.

UNIVERSAL FOREST PRODUCTS, INC.

North

	Net Sales			Net Sales
	North Segment by Market			North Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 29,	June 30,		June 29,	June 30,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$186,038	$191,260	(2.7)%	$285,885	$286,894	(0.4)%
Industrial	65,549	56,157	16.7%	126,956	107,986	17.6%
Construction	137,439	152,646	(10.0)%	259,301	280,061	(7.4)%
Total Gross Sales	389,026	400,063	(2.8)%	672,142	674,941	(0.4)%
Sales Allowances	(8,784)	(9,242)	(5.0)%	(13,567)	(13,934)	(2.6)%
Total Net Sales	$380,242	$390,821	(2.7)%	$658,575	$661,007	(0.4)%

Note: During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the North reportable segment decreased in the second quarter of 2019 compared to 2018 primarily due to the impact of a falling lumber market. The increase to the industrial market was primarily due to acquired operations, which contributed $5.0 million to sales, and an increase in units sold to existing customers.

Earnings from operations for the North reportable segment increased in the second quarter of 2019 by $8.3 million, or 47.5%, due to a $10.8 million increase in gross profits, offset by a $2.5 million increase in SG&A expenses compared to last year. Gross profits were higher due to increases of $3.0 million, $3.0 million, and $4.8 million within the retail, industrial, and construction markets, respectively.

Net sales attributable to the North reportable segment decreased in the first six months of 2019 compared to 2018 primarily due to the lower lumber market. The increase in the industrial market was primarily due to acquired operations, $9.3 million, and the same factors previously discussed. The decrease in the retail and construction markets was due to the same factors previously discussed.

Earnings from operations for the North reportable segment increased in the first six months of 2019 by $15.5 million, or 62.6%, due to a $20.8 million increase in gross profits, offset by a $5.3 million increase in SG&A expenses compared to last year. Gross profits were higher due to increases of $5.6 million, $6.9 million, and $9.0 million within the retail, industrial, and construction markets, respectively. Opportunistic buying in the fourth quarter of 2018 also contributed to higher gross profits in the first three months of 2019.

South

	Net Sales			Net Sales
	South Segment by Market			South Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 29,	June 30,		June 29,	June 30,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$111,684	$130,851	(14.6)%	$212,784	$246,059	(13.5)%
Industrial	105,096	102,834	2.2%	211,098	183,539	15.0%
Construction	47,397	63,265	(25.1)%	89,446	114,629	(22.0)%
Total Gross Sales	264,177	296,950	(11.0)%	513,328	544,227	(5.7)%
Sales Allowances	(5,375)	(5,630)	(4.5)%	(10,285)	(10,887)	(5.5)%
Total Net Sales	$258,802	$291,320	(11.2)%	$503,043	$533,340	(5.7)%

Note: During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the South reportable segment decreased in the second quarter of 2019 compared to 2018 primarily due to the impact of a lower lumber market. Acquired operations contributed $15.3 million to our growth in industrial sales and sales to our manufactured housing customers in the Southeast and East Central regions decreased in certain commodity product categories.

Earnings from operations for the South reportable segment increased in the second quarter of 2019 by $1.7 million, or 13.5%, due to a $4.0 million increase in gross profits, offset by a $2.3 million increase in SG&A expenses compared to last year. Gross profits were higher due to increases of $3.2 million and $1.0 million within the industrial and construction markets, respectively. Acquired acquisitions contributed $0.9 million to our earnings from operations during the second quarter of 2019.

Net sales attributable to the South reportable segment decreased in the first six months of 2019 compared to 2018 primarily due to a lower lumber market. Acquired operations contributed $39.0 million to our growth in sales to the industrial market. The decrease in sales to the construction market was due to a $22.1 million decrease, or 26.5%, in sales to our manufactured housing customers in the Southeast and East Central regions in certain commodity product categories.

Earnings from operations for the South reportable segment decreased in the first six months of 2019 compared to the same period of 2018. Excluding the impact of the gain on the sale of our Medley, FL, plant in 2018, earnings from operations increased $5.5 million due to an increase of $11.1 million in gross profits offset by an increase in SG&A expenses of $5.6 million compared to the same period of 2018. Gross profits were higher due to increases of $9.4 million and $1.7 million within the industrial and construction markets, respectively. Acquired operations contributed $1.6 million to our earnings from operations during the first six months of 2019.

West

	Net Sales			Net Sales
	West Segment by Market			West Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 29,	June 30,		June 29,	June 30,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$140,844	$155,558	(9.5)%	$244,235	$266,187	(8.2)%
Industrial	148,668	153,103	(2.9)%	282,147	280,902	0.4%
Construction	138,469	155,116	(10.7)%	266,753	284,472	(6.2)%
Total Gross Sales	427,981	463,777	(7.7)%	793,135	831,561	(4.6)%
Sales Allowances	(6,708)	(6,952)	(3.5)%	(11,765)	(12,268)	(4.1)%
Total Net Sales	$421,273	$456,825	(7.8)%	$781,370	$819,293	(4.6)%

Note: During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the West reportable segment decreased in the second quarter of 2019 compared to 2018 primarily due to the impact of a lower lumber market.

Earnings from operations for the West reportable segment decreased in the second quarter of 2019 by $0.4 million, or 1.7%, compared to the same period in 2018 due to a $1.3 million increase in gross profit, offset by a $1.7 million increase in SG&A expenses primarily due to losses of a small framing operation. Gross profits were higher due to an increase of $3.4 million within the industrial market, offset by decreases of $0.9 million and $1.2 million within the retail and construction markets, respectively.

Net sales attributable to the West reportable segment decreased in the first six months of 2019 compared to 2018 primarily due to the lower lumber market.

UNIVERSAL FOREST PRODUCTS, INC.

Earnings from operations for the West reportable segment increased in the first six months of 2019 by $4.1 million, or 9.2%, compared to the same period in 2018 due to a $8.2 million increase in gross profit, offset by a $4.1 million increase in SG&A expenses due to the same factors previously discussed. Gross profits were higher due to increases of $8.9 million and $1.8 million within the industrial and construction markets, respectively, offset by decreases of $2.1 million within the retail market.

All Other

	Net Sales			Net Sales
	All Other Segment by Market			All Other Segment by Market
	Three Months Ended			Six Months Ended
(in thousands)	June 29,	June 30,		June 29,	June 30,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$82,397	$66,943	23.1%	$135,547	$115,874	17.0%
Industrial (1)	37,987	35,164	8.0%	66,797	60,322	10.7%
Construction (1)	62,938	57,469	9.5%	115,238	105,110	9.6%
Total Gross Sales	183,322	159,576	14.9%	317,582	281,306	12.9%
Sales Allowances & Other	(3,822)	(4,102)	(6.8)%	(5,627)	(6,649)	(15.4)%
Total Net Sales	$179,500	$155,474	15.5%	$311,955	$274,657	13.6%

Note: During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

(1)	We reclassified idX from industrial to the construction market to better align idX's core business, design, manufacture, distribution and installation of customized interior fixtures for a variety of retail and commercial structures, with the commercial construction market. The reclassification was recorded retrospectively.

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments which are not significant.

Net sales attributable to All Other reportable segments increased in the second quarter of 2019 compared to 2018 primarily due to our sales to the retail market by our Alternative Materials segment, which won new sales of our Deckorators branded products with one of our big box customers. Our sales to the construction market increased primarily due to our idX business unit.

Earnings from operations for All Other reportable segments increased during the second quarter of 2019 by $0.4 million primarily due to profits realized in our retail market within our Alternative Materials segment.

Net sales attributable to All Other reportable segments increased in the first six months of 2019 compared to 2018 due to increases in sales to all our markets. The increase in sales to the retail market was primarily due to a $41.4 million increase to one of our big-box customers within our Alternative Materials segment, offset by decreases in sales to certain independent retailers. Our sales to the construction market increased primarily due to our idX business unit.

Earnings from operations for All Other reportable segments decreased during the first six months of 2019 by $0.5 million primarily due expenses associated with an advertising campaign launched in 2019 for our Deckorators brand within our Alternative Materials segment.

UNIVERSAL FOREST PRODUCTS, INC.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 29,	June 30,
	2019	2018
Cash provided by (used in) operating activities	$70,948	$(36,072)
Cash used in investing activities	(47,736)	(63,069)
Cash (used in) provided by financing activities	(30,255)	114,840
Effect of exchange rate changes on cash	366	(256)
Net change in all cash and cash equivalents	(6,677)	15,443
Cash, cash equivalents, and restricted cash, beginning of period	28,198	28,816
Cash, cash equivalents, and restricted cash, end of period	$21,521	$44,259

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

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital increases during our first and second quarters which typically results in negative or modest cash flows from operations during those periods. Conversely, we experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 53 days from 49 days during the second quarter of 2019 compared to the prior periods.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Days of sales outstanding	33	31	33	32
Days supply of inventory	41	38	46	42
Days payables outstanding	(21)	(20)	(21)	(21)
Days in cash cycle	53	49	58	53

The increase in days supply of inventory was primarily due to opportunistic buying when lumber prices were low during the fourth quarter of 2018 to improve 2019 gross profits and higher levels of “safety stock” we carried to address transportation challenges and ensure timely deliveries to our customers.

In the first six months of 2019, our cash provided by operating activities was $70.9 million, which was comprised of net earnings of $91.1 million and $32.0 million of non-cash expenses, offset by a $52.2 million seasonal increase in working

UNIVERSAL FOREST PRODUCTS, INC.

capital since the end of December 2018. Comparatively, in the first six months of 2018, our cash used in operating activities was $36.1 million, which was comprised of net earnings of $78.7 million and $24.1 million of non-cash expenses, offset by a $138.9 million seasonal increase in working capital since the end of December 2017. Our seasonal increase in working capital was lower in 2019 due to opportunistic inventory buying in the fourth quarter of 2018, and lower lumber prices in 2019 helped mitigate the seasonal increase in our working capital.

Property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2019 and totaled $42.5 million. Acquisitions comprised approximately $5.0 million during the first six months of 2019. Outstanding purchase commitments on existing capital projects totaled approximately $48.3 million on June 29, 2019. We currently plan to spend up to $100 million for the year on capital expenditures. Major anticipated expenditures include projects to replace our capacity in South Florida resulting from the sale of our Medley facility last year, expand capacity and enhance the productivity of our Deckorators decking product line due to favorable demand trends and share gains we’ve achieved, and several projects to expand manufacturing capacity to serve industrial customers and achieve efficiencies through automation. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. The sale and purchase of investments totaling $4.9 million and $3.7 million, respectively, are due to investment activity in our captive insurance subsidiary. Comparatively, acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2018 and totaled $38.0 million and $54.3 million, respectively. Proceeds from the sale of our Medley, FL, plant provided approximately $36 million in net cash proceeds.

Cash flows from financing activities primarily consisted of net repayments under our revolving credit facility of approximately $14.6 million. Additionally, we paid a semi-annual dividend totaling $12.3 million or $0.20 per share.

On June 29, 2019, we had $37.7 million outstanding on our $375 million revolving credit facility. The amount outstanding on the revolving credit facility includes letters of credit totaling approximately $9.8 million on June 29, 2019; as a result, we had approximately $337.3 million in remaining availability on our revolver after considering letters of credit. Additionally, we have $150 million in availability under an amended “shelf agreement” for long term debt with a current lender after considering the second quarter 2018 issuance of long-term Senior Notes. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 29, 2019.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 29, 2019 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended June 29, 2019, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
March 31 - April 4, 2019	—	—	—	1,860,354
April 5 - June 1, 2019	—	—	—	1,860,354
June 2 - 29, 2019	—	—	—	1,860,354
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5. Other Information.

None.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.

Date: August 7, 2019	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 7, 2019	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer