Form 10-Q
period 2019-09-28
UNIVERSAL FOREST PRODUCTS INC
filed 2019-10-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 28, 2019
Common stock, $1 par value	61,390,216

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UNIVERSAL FOREST PRODUCTS, INC.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	September 28,	December 29,	September 29,
	2019	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,498	$27,316	$26,327
Restricted cash	729	882	1,024
Investments	17,028	14,755	15,809
Accounts receivable, net	474,648	343,450	454,935
Inventories:
Raw materials	239,585	271,871	257,983
Finished goods	239,771	284,349	252,074
Total inventories	479,356	556,220	510,057
Refundable income taxes	1,550	14,130	9,124
Other current assets	54,295	38,525	29,575
TOTAL CURRENT ASSETS	1,092,104	995,278	1,046,851
DEFERRED INCOME TAXES	2,284	2,668	2,176
RESTRICTED INVESTMENTS	16,082	13,267	13,117
RIGHT OF USE ASSETS	75,436	—	—
OTHER ASSETS	23,085	8,662	7,052
GOODWILL	232,411	224,117	218,631
INDEFINITE-LIVED INTANGIBLE ASSETS	7,339	7,360	7,373
OTHER INTANGIBLE ASSETS, NET	46,877	41,486	35,662
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	880,274	814,645	807,023
Less accumulated depreciation and amortization	(495,267)	(459,935)	(460,714)
PROPERTY, PLANT AND EQUIPMENT, NET	385,007	354,710	346,309
TOTAL ASSETS	1,880,625	1,647,548	1,677,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$27,367	$31,115
Accounts payable	180,767	136,901	175,912
Accrued liabilities:
Compensation and benefits	127,500	104,109	99,786
Other	61,463	41,645	51,316
Current portion of lease liability	15,566	—	—
Current portion of long-term debt	152	148	149
TOTAL CURRENT LIABILITIES	385,448	310,170	358,278
LONG-TERM DEBT	162,853	202,130	186,539
LEASE LIABILITY	59,870	—	—
DEFERRED INCOME TAXES	14,897	15,687	13,701
OTHER LIABILITIES	28,454	30,877	26,929
TOTAL LIABILITIES	651,522	558,864	585,447
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,390,216, 60,883,749, and 61,656,181	61,390	60,884	61,656
Additional paid-in capital	189,820	178,540	176,671
Retained earnings	969,564	839,917	841,431
Accumulated other comprehensive income	(5,315)	(5,938)	(3,638)
Total controlling interest shareholders’ equity	1,215,459	1,073,403	1,076,120
Noncontrolling interest	13,644	15,281	15,604
TOTAL SHAREHOLDERS’ EQUITY	1,229,103	1,088,684	1,091,724
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,880,625	$1,647,548	$1,677,171

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
NET SALES	$1,163,026	$1,212,702	$3,417,969	$3,500,999
COST OF GOODS SOLD	975,756	1,054,029	2,889,706	3,045,748
GROSS PROFIT	187,270	158,673	528,263	455,251
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	115,652	102,704	334,283	300,505
NET (GAIN) LOSS ON DISPOSITION OF ASSETS AND IMPAIRMENT OF ASSETS	1,151	(1,022)	830	(7,079)
EARNINGS FROM OPERATIONS	70,467	56,991	193,150	161,825
INTEREST EXPENSE	1,900	1,945	6,767	5,971
INTEREST AND INVESTMENT INCOME	(410)	(211)	(2,685)	(1,109)
NET INTEREST EXPENSE	1,490	1,734	4,082	4,862
EARNINGS BEFORE INCOME TAXES	68,977	55,257	189,068	156,963
INCOME TAXES	16,396	13,189	45,340	36,183
NET EARNINGS	52,581	42,068	143,728	120,780
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(722)	(849)	(1,814)	(2,684)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$51,859	$41,219	$141,914	$118,096

EARNINGS PER SHARE - BASIC	$0.84	$0.67	$2.30	$1.91
EARNINGS PER SHARE - DILUTED	$0.84	$0.66	$2.30	$1.91

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	52,581	42,068	143,728	120,780
OTHER COMPREHENSIVE GAIN (LOSS)	(1,200)	1,174	644	(3,170)
COMPREHENSIVE INCOME	51,381	43,242	144,372	117,610
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(358)	(1,583)	(1,835)	(3,296)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$51,023	$41,659	$142,537	$114,314

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 30, 2017	$61,192	$161,928	$736,212	$144	$14,547	$974,023
Net earnings			118,096		2,684	120,780
Foreign currency translation adjustment				(3,562)	612	(2,950)
Unrealized gain (loss) on investment & foreign currency				(220)		(220)
Distributions to noncontrolling interest					(2,239)	(2,239)
Cash dividends - $0.180 per share			(11,090)			(11,090)
Issuance of 25,449 shares under employee stock plans	25	731				756
Issuance of 348,140 shares under stock grant programs	348	4,911				5,259
Issuance of 147,188 shares under deferred compensation plans	147	(147)				—
Repurchase of 56,484 shares	(56)		(1,787)			(1,843)
Expense associated with share-based compensation arrangements		2,613				2,613
Accrued expense under deferred compensation plans		6,635				6,635
Balance at September 29, 2018	$61,656	$176,671	$841,431	$(3,638)	$15,604	$1,091,724
Balance at December 29, 2018	$60,884	$178,540	$839,917	$(5,938)	$15,281	$1,088,684
Net earnings			141,914		1,814	143,728
Foreign currency translation adjustment				170	21	191
Unrealized gain on debt securities				453		453
Distributions to noncontrolling interest					(1,634)	(1,634)
Additional purchase of noncontrolling interest		(5,015)			(1,838)	(6,853)
Cash dividends - $0.200 per share			(12,270)			(12,270)
Issuance of 26,869 shares under employee stock purchase plans	27	785				812
Issuance of 310,320 shares under stock grant programs	310	5,766	3			6,079
Issuance of 169,278 shares under deferred compensation plans	169	(169)				—
Expense associated with share-based compensation arrangements		2,968				2,968
Accrued expense under deferred compensation plans		6,945				6,945
Balance at September 28, 2019	$61,390	$189,820	$969,564	$(5,315)	$13,644	$1,229,103

See notes to consolidated condensed financial statements.

UNIVERSAL FOREST PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 28,	September 29,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$143,728	$120,780
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	44,652	40,490
Amortization of intangibles	4,690	4,274
Expense associated with share-based and grant compensation arrangements	3,105	2,762
Deferred income taxes credits	(367)	(583)
Unrealized gain on investments	(1,611)	—
Net (gain) loss on disposition of assets and impairment of assets	830	(7,079)
Changes in:
Accounts receivable	(127,841)	(121,067)
Inventories	80,178	(39,448)
Accounts payable and cash overdraft	14,293	38,611
Accrued liabilities and other	36,423	21,361
NET CASH PROVIDED BY OPERATING ACTIVITIES	198,080	60,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66,338)	(74,541)
Proceeds from sale of property, plant and equipment	1,180	37,612
Acquisitions, net of cash received	(38,710)	(38,963)
Purchases of investments	(6,475)	(12,401)
Proceeds from sale of investments	4,159	3,298
Other	199	(620)
NET CASH USED IN INVESTING ACTIVITIES	(105,985)	(85,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	421,464	636,798
Repayments under revolving credit facilities	(460,537)	(668,941)
Borrowings of debt	—	927
Repayment of debt	(3,099)	(5,511)
Issuance of long-term debt	—	75,000
Proceeds from issuance of common stock	812	756
Dividends paid to shareholders	(12,270)	(11,090)
Distributions to noncontrolling interest	(1,634)	(2,239)
Repurchase of common stock	—	(1,843)
Other	41	(55)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(55,223)	23,802
Effect of exchange rate changes on cash	157	247
NET CHANGE IN CASH AND CASH EQUIVALENTS	37,029	(1,465)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	28,198	28,816
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$65,227	$27,351

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$27,316	$28,339
Restricted cash, beginning of period	882	477
Cash, cash equivalents, and restricted cash, beginning of period	$28,198	$28,816

Cash and cash equivalents, end of period	$64,498	$26,327
Restricted cash, end of period	729	1,024
Cash, cash equivalents, and restricted cash, end of period	$65,227	$27,351

SUPPLEMENTAL INFORMATION:
Interest paid	$5,287	$4,955
Income taxes paid	33,106	38,675
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	5,620	5,312

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

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 29, 2018 balances in the accompanying unaudited condensed consolidated balance sheets.

UNIVERSAL FOREST PRODUCTS, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	September 28, 2019				September 29, 2018
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$56,781	$843	$—	$57,624	$56	$1,381	—	$1,437
Fixed income funds	733	14,566	—	15,299	2,846	9,484	—	12,330
Equity securities	8,840	—	—	8,840	8,203	—	—	8,203
Alternative investments	—	—	1,895	1,895	—	—	1,725	1,725
Mutual funds:								—
Domestic stock funds	2,630	—	—	2,630	2,970	—	—	2,970
International stock funds	2,054	—	—	2,054	948	—	—	948
Target funds	268	—	—	268	255	—	—	255
Bond funds	825	—	—	825	208	635	—	843
Alternative funds	1,531	—	—	1,531	1,364	—	—	1,364
Total mutual funds	7,308	—	—	7,308	5,745	635	—	6,380
Total	$73,662	$15,409	1,895	$90,966	$16,850	$11,500	1,725	$30,075
Assets at fair value	$73,662	$15,409	1,895	$90,966	$16,850	$11,500	1,725	$30,075

From the assets measured at fair value as of September 28, 2019, listed in the table above, $56.8 million of money market funds are held in Cash and Cash Equivalents, $17.0 million of mutual funds, equity securities, and alternative investments are held in Investments, $1.1 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $15.3 million of fixed income funds and $0.8 million of money markets funds are held in Restricted Investments.

We maintain money market, mutual funds, bonds, and/or stocks in our non-qualified deferred compensation plan, our wholly owned licensed captive insurance company, and assets held in financial institutions. These funds are valued at prices quoted in an active exchange market and are included in “Cash and Cash Equivalents”, “Investments”, “Other Assets”, and “Restricted Investments”. We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

During 2018, we purchased a private real estate income trust which is valued as a Level 3 asset and is categorized as an “Alternative Investment”.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $32.3 million as of September 28, 2019, consisting of domestic and international stocks, alternative investments, and fixed income bonds.

UNIVERSAL FOREST PRODUCTS, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 28, 2019
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$14,969	$330	$15,299
Equity	7,584	1,256	8,840
Mutual Funds	6,391	(98)	6,293
Alternative Investments	1,790	105	1,895
Total	$30,734	$1,593	$32,327

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our alternative investments consist of the private real estate income trust which is valued as a Level 3 asset.  The net unrealized gain was $1.6 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 28, 2019.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended			Nine Months Ended
(in thousands)	September 28,	September 29,		September 28,	September 29,
Market Classification	2019	2018	% Change	2019	2018	% Change
FOB Shipping Point Revenue	$1,140,853	$1,197,959	-4.8%	$3,358,520	$3,461,208	-3.0%
Construction Contract Revenue	43,177	35,731	20.8%	121,622	104,518	16.4%
Total Gross Sales	1,184,030	1,233,690	-4.0%	3,480,142	3,565,726	-2.4%
Sales Allowances	(21,004)	(20,988)	0.1%	(62,173)	(64,727)	-3.9%
Total Net Sales	$1,163,026	$1,212,702	-4.1%	$3,417,969	$3,500,999	-2.4%

In the third quarter of 2019, the North and West segments comprise the construction contract revenue above, $29.6 million and $13.6 million, respectively, compared to $24.8 million and $10.9 million, respectively, during the same period of 2018.  Similarly, in the first nine months of 2019, the North and West segments comprise the construction contract revenue above, $77.0 million and $44.6 million, respectively, compared to $72.0 million and $32.5 million, respectively, during the same period of 2018.  Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 28,	December 29,	September 29,
	2019	2018	2018
Cost and Earnings in Excess of Billings	$6,815	$6,945	$5,167
Billings in Excess of Cost and Earnings	6,666	3,245	4,955

UNIVERSAL FOREST PRODUCTS, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Numerator:
Net earnings attributable to controlling interest	$51,859	$41,219	$141,914	$118,096
Adjustment for earnings allocated to non-vested restricted common stock	(1,299)	(952)	(3,547)	(2,678)
Net earnings for calculating EPS	$50,560	$40,267	$138,367	$115,418
Denominator:
Weighted average shares outstanding	61,717	61,954	61,609	61,838
Adjustment for non-vested restricted common stock	(1,546)	(1,430)	(1,540)	(1,402)
Shares for calculating basic EPS	60,171	60,524	60,069	60,436
Effect of dilutive restricted common stock	24	90	22	84
Shares for calculating diluted EPS	60,195	60,614	60,091	60,520
Net earnings per share:
Basic	$0.84	$0.67	$2.30	$1.91
Diluted	$0.84	$0.66	$2.30	$1.91

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

On a consolidated basis, we have reserved approximately $2.0 million and $2.5 million on September 28, 2019, and September 29, 2018, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on September 28, 2019, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 28, 2019, we had outstanding purchase commitments on commenced capital projects of approximately $46.1 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material. We also distribute products manufactured by other companies, some of which are no longer in business. While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no

UNIVERSAL FOREST PRODUCTS, INC.

longer exists or has the ability to pay. Historically, these costs have not had a material effect on our consolidated financial statements.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to insure the project owner that the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims made against these bonds. As of September 28, 2019, we had approximately $14.6 million outstanding payment and performance bonds for open projects. We had approximately $9.0 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 28, 2019, we had outstanding letters of credit totaling $37.3 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of September 28, 2019, we have irrevocable letters of credit outstanding totaling approximately $27.5 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2019 which would require us to recognize a liability on our balance sheet.

UNIVERSAL FOREST PRODUCTS, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2019 and 2018, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	September 16, 2019	$12,276 cash paid for 100% asset purchase	$7,318	$4,958	East
Pallet USA, LLC ("Pallet USA")

A manufacturer and distributor of wood pallet and crate products in the Midwest. Pallet USA had annual sales of approximately $18 million. The acquisition of Pallet USA allows us to expand our industrial product capacity and services in the Midwest.

	August 12, 2019	$15,100 cash paid for 100% asset purchase	$5,301	$9,799	West
Northwest Painting, Inc. ("Northwest")

A supplier of pre-painted building materials, including composite lap siding, soffit, panels and trim to the Western U.S. Northwest had annual sales of approximately $14 million. The acquisition of Northwest will expand our capacity to produce value-added siding and trim for customers in the Northwest and Mountain West regions.

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

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2018 and 2019, except for the Wolverine, Northwest, and Pallet USA acquisitions.  In aggregate, acquisitions completed since the end of September 2018 and not consolidated with other operations contributed approximately $7.9 million and $56.8 million in revenue and a $0.7 million and $3.7 million in operating profit during the third quarter and first nine months of 2019, respectively.

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

UNIVERSAL FOREST PRODUCTS, INC.

During the third quarter and the first nine months of 2019, management retrospectively reallocated the related bonus expense from Corporate to their respective segment to better assess the reporting unit’s productivity.

	Three Months Ended September 28, 2019
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$352,642	$227,896	$413,183	$169,305	$—	$1,163,026
Intersegment net sales	15,928	15,462	12,982	54,512	—	98,884
Segment operating profit	22,914	12,968	28,949	(505)	6,141	70,467

	Three Months Ended September 29, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$341,334	$270,077	$434,123	$167,168	$—	$1,212,702
Intersegment net sales	15,259	21,360	14,121	56,771	—	107,511
Segment operating profit	12,061	8,304	21,404	5,171	10,051	56,991

	Nine Months Ended September 28, 2019
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$1,011,217	$730,939	$1,194,553	$481,260	$—	$3,417,969
Intersegment net sales	46,000	54,796	40,602	177,259	—	318,657
Segment operating profit	63,105	42,710	77,626	(421)	10,130	193,150

	Nine Months Ended September 29, 2018
	North	South	West	All Other	Corporate	Total
Net sales to outside customers	$1,002,341	$803,417	$1,253,416	$441,825	$—	$3,500,999
Intersegment net sales	45,841	60,683	44,183	181,450	—	332,157
Segment operating profit	36,680	39,489	65,923	5,894	13,839	161,825

Beginning on January 1, 2020, the Company will be re-organized around the markets it serves rather than geography. The business segments will primarily align with the following markets: UFP Retail, UFP Construction and UFP Industrial. We believe this change in segmentation will, among other factors, allow for a more specialized and consistent sales approach among all Universal operations, more efficient use of resources and capital, and quicker introduction of new products and services.

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 23.8% in the third quarter of 2019 compared to 23.9% for same period in 2018.  Our effective tax rate was 24.0% in the first nine months of 2019 compared to 23.1% for the same period in 2018.  The increase was primarily due to recording certain discrete tax benefits in 2018 related to state income tax and stock-based compensation deduction, which lowered the effective tax rate last year and additional non-deductible compensation in 2019.

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

UNIVERSAL FOREST PRODUCTS, INC.

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

We believe finance leases will have no significant impact to our consolidated balance sheet and income statement as of September 28, 2019.

As of September 28, 2019, we have no leases that have not yet commenced that would significantly impact the rights, obligations, and financial position of the Company.

The rates implicit in our leases are primarily not readily available. To determine the discount rate used to present value the lease payments, the Company utilized the 5-year treasury note rate plus a blend of rate spreads associated with our revolver and 10-12-year senior notes along with estimated spreads based on current market conditions.  We feel the determined rate is a reasonable collectively representation of our lease population.

Future minimum payments under non-cancelable operating leases on September 28, 2019 are as follows (in thousands):

Operating
Leases
2019 (remainder of year)	$4,389
2020	16,258
2021	13,945
2022	11,511
2023	8,907
Thereafter	22,471
Total minimum lease payments	$77,481
Less present value discount	(2,045)
Total lease liability	$75,436

Rent expense was approximately $7.0 million and $4.7 million during the third quarter of 2019 and 2018, respectively.

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

As of September 28, 2019, the weighted average lease term for operating leases is 7.25 years.  Similarly, the weighted average discount rate for operating leases is 3.02%.

J.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2019 and 2018:

	September 28, 2019
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	27	$35.52

Shares issued under the employee stock gift program	3	33.91
Shares issued under the director retainer stock program	4	35.44
Shares issued under the long term stock incentive plan	211	30.83
Shares issued under the executive stock match grants	109	31.57
Forfeitures	(17)	-
Total shares issued under stock grant programs	310	$31.17

Shares issued under the deferred compensation plans	169	$33.20
Total	506	$32.05

UNIVERSAL FOREST PRODUCTS, INC.

	September 29, 2018
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	25	$34.97

Shares issued under the employee stock gift program	2	35.91
Shares issued under the director retainer stock program	99	16.91
Shares issued under the long term stock incentive plan	164	34.75
Shares issued under the executive stock match grants	94	32.94
Forfeitures	(10)	-
Total shares issued under stock grant programs	349	$29.38

Shares issued under the deferred compensation plans	147	$36.09
Total	521	$31.50

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

OVERVIEW

Our results for the third quarter of 2019 were impacted by the following:

●	Our gross sales decreased by 4% compared to the third quarter of 2018, which was comprised of a 7% increase in unit sales, offset by an 11% decrease in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below). Organic growth contributed 6% of our unit sales increase, while acquisitions contributed 1%. We experienced favorable unit growth to each of the primary markets we serve.
●	Our operating profits increased nearly 24%, which compares favorably with our 7% increase in unit sales. The improvement in our profitability was primarily due to a favorable change in our product mix to sales of more value-added products, strong organic growth combined with leveraging fixed costs, the impact of lower lumber costs on products we sell with fixed selling prices and a more favorable trend in lumber prices in 2019 which resulted in a higher profit per unit of products sold with a variable price.
●	Our cash flow from operating activities for the third quarter improved by $138 million compared to 2018 primarily due to lower lumber prices, which lowered our investment in working capital, and opportunistic buying of inventory in the fourth quarter of 2018 which was sold in 2019.

UNIVERSAL FOREST PRODUCTS, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2019	2018
January	$331	$449
February	370	496
March	365	505
April	354	496
May	346	554
June	329	572
July	356	525
August	346	449
September	364	443

Third quarter average	$355	$472
Year-to-date average	$351	$499

Third quarter percentage change	(24.8)%
Year-to-date percentage change	(29.7)%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised approximately 45% and 44% of total lumber purchases through the first nine months of 2019 and 2018, respectively.

	Southern Yellow Pine
	Average $/MBF
	2019	2018
January	$370	$418
February	403	459
March	408	480
April	401	483
May	383	535
June	344	562
July	359	512
August	348	449
September	355	440

Third quarter average	$354	$467
Year-to-date average	$375	$482

Third quarter percentage change	(24.2)%
Year-to-date percentage change	(22.2)%

UNIVERSAL FOREST PRODUCTS, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 42.6% and 51.5% of our sales in the first nine months of 2019 and 2018, respectively.

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

BUSINESS COMBINATIONS

We completed three business acquisitions during the first nine months of 2019 and seven during all of 2018. The annual historical sales attributable to acquisitions completed in the first nine months of 2019 and all of 2018 were approximately $37 million and $140 million, respectively.  These business combinations were not significant to our quarterly or year-to-date operating results individually or in aggregate and thus pro forma results for 2019 or 2018 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.9	86.9	84.5	87.0
Gross profit	16.1	13.1	15.5	13.0
Selling, general, and administrative expenses	9.9	8.5	9.8	8.6
Net gain on disposition and impairment of assets	0.1	(0.1)	—	(0.2)
Earnings from operations	6.1	4.7	5.7	4.6
Other expense, net	0.1	0.1	0.1	0.1
Earnings before income taxes	5.9	4.6	5.5	4.5
Income taxes	1.4	1.1	1.3	1.0
Net earnings	4.5	3.5	4.2	3.4
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	4.5%	3.4%	4.2%	3.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UNIVERSAL FOREST PRODUCTS, INC.

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of net sales, adjusted to restate 2019 net sales and cost of goods sold at prior year lumber prices.  The restated sales amounts were calculated by applying the decrease in lumber prices in 2019 to 2018 sales levels.  By eliminating the “pass-through” impact of higher or lower lumber prices on net sales and cost of goods sold from year to year, we believe this provides an enhanced view of our change in profitability and costs as a percentage of sales.  The amount of the adjustment to 2019 net sales was also applied to cost of goods sold so that gross profit remains unchanged.

	Adjusted for Lumber Market Change		Adjusted for Lumber Market Change
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.6	86.9	85.7	87.0
Gross profit	14.4	13.1	14.3	13.0
Selling, general, and administrative expenses	8.9	8.5	9.0	8.6
Net gain on disposition and impairment of assets	0.1	(0.1)	—	(0.2)
Earnings from operations	5.4	4.7	5.2	4.6
Other expense, net	0.1	0.1	0.1	0.1
Earnings before income taxes	5.3	4.6	5.1	4.5
Income taxes	1.3	1.1	1.2	1.0
Net earnings	4.1	3.5	3.9	3.4
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)
Net earnings attributable to controlling interest	4.0%	3.4%	3.8%	3.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

GROSS SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, specialty wood packaging, components and packing materials for various industries, and customized interior fixtures used in a variety of retail stores, commercial and other structures.  Our strategic long-term sales objectives include:

●	Diversifying our end market sales mix by increasing sales of specialty wood and non-wood packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures used in a variety of markets.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing sales of "value-added" products, which primarily consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, customized interior fixtures, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals.
●	Maximizing unit sales growth while achieving return on investment goals.

UNIVERSAL FOREST PRODUCTS, INC.

●	Developing new products and expanding our value-added product offering for existing customers. New products are defined as products that are within a 4-year cycle (launch year plus 3 full fiscal years), generate sales of at least a $1 million per year and are still growing. New product sales and gross profits in the third quarter were up 7% and 28%, respectively. New product sales and gross profits for the year-to-date were up 12% and 25%, respectively. Our goal is to achieve annual new product sales of at least $525 million in 2019.

	New Product Sales by Market			New Product Sales by Market
	Three Months Ended			Nine Months Ended
	September 28,	September 29,	%	September 28,	September 29,	%
Market Classification	2019	2018	Change	2019	2018	Change
Retail	$97,022	88,949	9.1%	$295,962	$258,171	14.6%
Industrial	25,562	26,364	(3.0)%	72,797	64,444	13.0%
Construction	20,302	18,698	8.6%	60,029	58,959	1.8%
Total New Product Sales	142,886	134,011	6.6%	428,788	381,574	12.4%

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Value-Added	67.6%	62.1%	66.9%	61.2%
Commodity-Based	32.4%	37.9%	33.1%	38.8%

The following table presents, for the periods indicated, our gross sales and percentage change in gross sales by market classification.

	Three Months Ended			Nine Months Ended
(in thousands)	September 28,	September 29,		September 28,	September 29,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$437,092	$441,916	(1.1)%	$1,315,543	$1,356,920	(3.0)%
Industrial (1)	332,537	353,660	(6.0)%	1,019,535	986,410	3.4%
Construction (1)	414,401	438,115	(5.4)%	1,145,064	1,222,395	(6.3)%
Total Gross Sales	1,184,030	1,233,691	(4.0)%	3,480,142	3,565,725	(2.4)%
Sales Allowances	(21,004)	(20,989)	0.1%	(62,173)	(64,726)	(3.9)%
Total Net Sales	$1,163,026	$1,212,702	(4.1)%	$3,417,969	$3,500,999	(2.4)%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

(1)	We reclassified idX from industrial to the construction market to better align idX's core business, design, manufacture, distribution and installation of customized interior fixtures for a variety of retail and commercial structures, with the commercial construction market. The reclassification was recorded retrospectively.

Gross sales in the third quarter of 2019 decreased 4% compared to the same period of 2018, due to a 7% increase in unit sales, offset by an 11% decrease in selling prices primarily due to the Lumber Market.  Acquired operations contributed 1% to our unit sales growth, and our organic unit sales growth was 6%.

UNIVERSAL FOREST PRODUCTS, INC.

Gross sales in the first nine months of 2019 decreased 2% compared to the same period of 2018, due to a 6% increase in unit sales, offset by an 8% decrease in selling prices primarily due to the Lumber Market.  Acquired operations contributed 2% to our unit sales growth, and our organic unit sales growth was 4%.

Changes in our gross sales by market are discussed below.

Retail:

Gross sales to the retail market decreased 1% in the third quarter of 2019 compared to the same period of 2018, due to a 10% increase in unit sales, offset by an 11% decrease in selling prices. Within this market, sales to our big box customers increased over 5%, and sales to other independent retailers decreased almost 10%.  Our organic unit growth was primarily due to an increase in new product sales, market share gains we achieved in our Deckorators product category and an increase in demand with one of our big box customers.

Gross sales to the retail market decreased 3% in the first nine months of 2019 compared to the same period of 2018, due to a 6% increase in organic unit sales, offset by a 9% decrease in selling prices. Within this market, sales to our big box customers increased over 3%, and sales to other independent retailers decreased over 12%.  Our organic unit growth was primarily due to the same reasons mentioned above.

Industrial:

Gross sales to the industrial market decreased 6% in the third quarter of 2019 compared to the same period of 2018, resulting from a 4% increase in unit sales, offset by a 10% decrease in selling prices. Businesses we acquired since the third quarter of 2018 contributed 2% to our growth in unit sales.  Our organic unit growth was primarily due to gaining $10 million of sales to new customers in 2019.

Gross sales to the industrial market increased 3% in the first nine months of 2019 compared to the same period of 2018, resulting from an 8% increase in unit sales, offset by a 5% decrease in selling prices. Businesses we acquired since the third quarter of 2018 contributed 5% to our growth in unit sales.  Our organic growth in unit sales of 3% was primarily due to increasing our share of business with existing customers and adding new products and customers.

Construction:

Gross sales to the construction market decreased 5% in the third quarter of 2019 compared to 2018. The decrease was due to an 8% increase in unit sales, offset by a 13% decrease in our selling prices. Our increase in unit sales was driven by a 15% increase to commercial construction customers, a 6% increase to residential construction customers, and a 1% increase to manufactured housing customers.

By comparison (and based upon various industry publications):

●	Production of HUD-code manufactured homes in July and August 2019, the most recent period reported, was down 1.0% compared to the same period of 2018.
●	Housing starts increased by approximately 4.1% in the period from June through August 2019 (our sales trail housing starts by about a month) compared to the same period of 2018.

Our growth in sales to commercial construction was primarily due to idX and adding 5 new customers in our Texas and Great Lakes regions.

Gross sales to the construction market decreased 6% in the first nine months of 2019 compared to 2018. The decrease was due to a 5% increase in unit sales, offset by an 11% decrease in our selling prices. Our increase in unit sales was driven by

UNIVERSAL FOREST PRODUCTS, INC.

an 11% increase to commercial construction customers and a 6% increase to residential construction customers, offset by a 1% decrease to manufactured housing customers.

COST OF GOODS SOLD AND GROSS PROFIT

Our gross margin increased to 16.1% from 13.1% comparing the third quarter of 2019 to the same period of 2018 due to:

●	The lower level of lumber prices (See “Impact of the Lumber Market on Our Operating Results”).
●	An improvement in our sales mix of value-added products.
●	The impact of lower lumber costs on products we sell with fixed selling prices.
●	A more favorable lumber trend in lumber prices in 2019 which resulted in a higher profit per unit on products sold with variable price.

Our $28.6 million, or 18.0%, increase in gross profit dollars compares favorably to our 7% increase in unit sales during the same period due to the factors above.  In addition, acquired operations contributed $2.2 million of gross profit in the third quarter of 2019.  Excluding acquisitions, our gross profits increased by $26 million, or 16.3%, over the same period and was comprised of the following changes by market:

●	Retail increased by approximately $13 million.
●	Industrial increased by approximately $9 million.
●	Construction declined by approximately $2 million.
●	The remaining $6 million increase was due to a variety of factors including favorable labor and overhead cost variances in certain areas of our business.

Our gross margin increased to 15.5% from 13.0% comparing the first nine months of 2019 to the same period of 2018 due to the same factors discussed above along with atypical buying opportunities when lumber prices were low in the fourth quarter of 2018, which benefitted our gross profits in Q1 and Q2.  Our $73 million, or 16.0%, increase in gross profit dollars compares favorably to our 6% increase in unit sales during the same period due to the factors above.  In addition, acquired operations contributed $9.5 million of gross profit in the first nine months of 2019.  Excluding acquisitions, our gross profits increased by $64 million, or 14%, over the same period last year was comprised of the following changes by market:

●	Retail increased by approximately $23 million.
●	Industrial increased by approximately $24 million.
●	Construction increased by approximately $10 million.
●	The remaining $7 million increase was due to a variety of factors including favorable labor and overhead cost variances in certain areas of our business.

Due to several factors, including the variety of species we buy, the variety and number of products we sell, and pricing methodologies, estimating the impact of market-favorable lumber buying, that occurred in the fourth quarter of 2018, on our gross profits is difficult.  Nevertheless, we estimate this contributed approximately $6 million to $7 million in additional gross profits in 2019.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by approximately $13.7 million, or 13.4%, in the third quarter of 2019 compared to the same period of 2018, while we reported a 7% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $22.6 million in the third quarter of 2019 compared to $14.3 million in 2018.  Acquired operations since the third quarter of 2018 contributed approximately $1.4 million to our year over year increase in SG&A.  The remaining increase was primarily due to sales incentives, marketing costs, and increases in wages, benefits, and payroll taxes associated with headcount and rate increases.

UNIVERSAL FOREST PRODUCTS, INC.

Selling, general and administrative (“SG&A”) expenses increased by approximately $33.9 million, or 11.3%, in the first nine months of 2019 compared to the same period of 2018, while we reported a 6% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled $53.3 million in the first nine months of 2019 compared to $37.9 million in 2018.  Acquired operations since the third quarter of 2018 contributed approximately $5.8 million to our year over year increase in SG&A.  The remaining increase was primarily due to an increase in wages and benefits costs associated with headcount and rate increases, sales incentives, medical costs, and marketing expenses.

INTEREST, NET

Interest expense was flat in the third quarter and higher in the first nine months of 2019 compared to the same periods of 2018.  Our year to date interest rate increased as a result of a long-term debt issuance that we completed in June 2018 and used the proceeds to pay down our revolving credit facility.  The impact of a higher overall rate was offset by lower debt levels in 2019.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 23.8% in the third quarter of 2019 compared to 23.9% for same period in 2018.  Our effective tax rate was 24.0% in the first nine months of 2019 compared to 23.1% for the same period in 2018.  The increase was primarily due to recording certain discrete tax benefits in 2018 related to state income tax and stock-based compensation deduction, which lowered the effective tax rate last year, and additional non-deductible compensation in 2019.

SEGMENT REPORTING

	Net Sales				Earnings from Operations
	Three Months Ended				Three Months Ended
	September 28,	September 29,	$	%	September 28,	September 29,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
North	$352,642	$341,334	$11,308	3.3%	$22,914	$12,061	$10,853	90.0%
South	227,896	270,077	(42,181)	(15.6)%	12,968	8,304	4,664	56.2%
West	413,183	434,123	(20,940)	(4.8)%	28,949	21,404	7,545	35.3%
All Other	169,305	167,168	2,137	1.3%	(505)	5,171	(5,676)	(109.8)%
Corporate	—	—	—	—	6,141	10,051	(3,910)	(38.9)%
Total	$1,163,026	$1,212,702	$(49,676)	(4.1)%	$70,467	$56,991	$13,476	23.6%

	Net Sales				Earnings from Operations
	Nine Months Ended				Nine Months Ended
	September 28,	September 29,	$	%	September 28,	September 29,	$	%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
North	$1,011,217	$1,002,341	$8,876	0.9%	$63,105	$36,680	$26,425	72.0%
South	730,939	803,417	(72,478)	(9.0)%	42,710	39,489	3,221	8.2%
West	1,194,553	1,253,416	(58,863)	(4.7)%	77,626	65,923	11,703	17.8%
All Other	481,260	441,825	39,435	8.9%	(421)	5,894	(6,315)	(107.1)%
Corporate	—	—	—	—	10,130	13,839	(3,709)	(26.8)%
Total	$3,417,969	$3,500,999	$(83,030)	(2.4)%	$193,150	$161,825	$31,325	19.4%
(1)	Corporate primarily represents over (under) allocated administrative costs.

During the third quarter and the first nine months of 2019, management retrospectively reallocated the related bonus expense from Corporate to their respective segment to better assess the reporting unit’s productivity.

UNIVERSAL FOREST PRODUCTS, INC.

North

	Net Sales			Net Sales
	North Segment by Market			North Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 28,	September 29,		September 28,	September 29,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$162,170	$152,538	6.3%	$448,055	$439,432	2.0%
Industrial	60,278	53,281	13.1%	187,234	161,267	16.1%
Construction	138,015	143,666	(3.9)%	397,315	423,728	(6.2)%
Total Gross Sales	360,463	349,485	3.1%	1,032,604	1,024,427	0.8%
Sales Allowances	(7,821)	(8,151)	(4.0)%	(21,387)	(22,086)	(3.2)%
Total Net Sales	$352,642	$341,334	3.3%	$1,011,217	$1,002,341	0.9%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

The increase in sales to the industrial market was primarily due to acquired operations, which contributed $6.0 million to sales. The increase to the retail market was primarily due to an increase in demand with one of our big box customers. The decrease to the construction market was due to a combination of market growth and market share gains, offset by lower lumber prices.

Earnings from operations for the North reportable segment increased in the third quarter of 2019 by $10.9 million, or 90.0%, due to a $14.4 million increase in gross profits, offset by a $3.5 million increase in SG&A expenses compared to last year.  Gross profits were higher due to increases of $4.8 million, $4.2 million, and $3.5 million within the retail, industrial, and construction markets, respectively, and due to the same factors discussed above.

In spite of lower lumber prices, net sales attributable to the North reportable segment increased in the first nine months of 2019 compared to 2018 primarily due to an increase in unit sales to existing retail customers and acquired operations, which contributed $15 million in sales to the industrial market. The decrease to the construction market was due to market growth and market share gains, offset by lower lumber prices.

Earnings from operations for the North reportable segment increased in the first nine months of 2019 by $26.4 million, or 72.0%, due to a $33.8 million increase in gross profits, offset by a $7.4 million increase in SG&A expenses compared to last year.  Gross profits were higher due to increases of $10.2 million, $11.1 million, and $12.5 million within the retail, industrial, and construction markets, respectively, and was due to the same factors discussed above.

South

	Net Sales			Net Sales
	South Segment by Market			South Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 28,	September 29,		September 28,	September 29,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$97,104	$109,212	(11.1)%	$309,888	$355,271	(12.8)%
Industrial	90,291	111,564	(19.1)%	301,389	295,106	2.1%
Construction	45,251	54,337	(16.7)%	134,698	168,964	(20.3)%
Total Gross Sales	232,646	275,113	(15.4)%	745,975	819,341	(9.0)%
Sales Allowances	(4,750)	(5,036)	(5.7)%	(15,036)	(15,924)	(5.6)%
Total Net Sales	$227,896	$270,077	(15.6)%	$730,939	$803,417	(9.0)%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

UNIVERSAL FOREST PRODUCTS, INC.

Net sales attributable to the South reportable segment decreased in the third quarter of 2019 compared to 2018 primarily due to the impact of a lower lumber market.  In addition, sales to our manufactured housing customers in the Southeast and East Central regions decreased in certain commodity product categories.

Earnings from operations for the South reportable segment increased in the third quarter of 2019 by $4.7 million, or 56.2%, due to a $6.7 million increase in gross profits, offset by a $2.0 million increase in SG&A expenses compared to last year.  Gross profits were higher due to increases of $3.5 million, $3.2 million, and $1 million within the retail, industrial and construction markets, respectively.

Net sales attributable to the South reportable segment decreased in the first nine months of 2019 compared to 2018 primarily due to a lower lumber market, offset by acquired operations which contributed $37.0 million in sales to the industrial market.  In addition, sales to our manufactured housing customers in the Southeast and East Central regions declined in certain commodity product categories.

Earnings from operations for the South reportable segment increased in the first nine months of 2019 compared to the same period of 2018.  Excluding the impact of the gain on the sale of our Medley, FL, plant in 2018, earnings from operations increased $10.2 million due to an increase of $17.8 million in gross profits offset by an increase in SG&A expenses of $7.6 million compared to the same period of 2018.  Gross profits were higher due to increases of $3.4 million, $12.0 million, and $2.7 million within the retail, industrial, and construction markets, respectively, and due to the same factors discussed above.  Acquired operations contributed $1.6 million to our earnings from operations during the first nine months of 2019.

West

	Net Sales			Net Sales
	West Segment by Market			West Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 28,	September 29,		September 28,	September 29,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$127,431	$125,534	1.5%	$371,666	$391,713	(5.1)%
Industrial	144,935	151,771	(4.5)%	427,081	432,671	(1.3)%
Construction	147,011	162,981	(9.8)%	413,765	447,463	(7.5)%
Total Gross Sales	419,377	440,286	(4.7)%	1,212,512	1,271,847	(4.7)%
Sales Allowances	(6,194)	(6,163)	0.5%	(17,959)	(18,431)	(2.6)%
Total Net Sales	$413,183	$434,123	(4.8)%	$1,194,553	$1,253,416	(4.7)%

Note: During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

Net sales attributable to the West reportable segment decreased in the third quarter of 2019 compared to 2018 primarily due to the impact of a lower lumber market, offset by increases in unit sales to the retail and industrial markets.

Earnings from operations for the West reportable segment increased in the third quarter of 2019 by $7.5 million, or 35.3%, compared to the same period in 2018 due to a $11.4 million increase in gross profit, offset by a $3.9 million increase in SG&A expenses.  Gross profits were higher due to increases of $4.0 million and $5.9 million in the retail and industrial markets, respectively, offset by a $0.5 million decrease in our construction market, as well as the same factors discussed above.

Net sales attributable to the West reportable segment decreased in the first nine months of 2019 compared to 2018 primarily due to the lower lumber market, offset by increases in unit sales to the retail and industrial markets.

Earnings from operations for the West reportable segment increased in the first nine months of 2019 by $11.7 million, or 17.8%, compared to the same period in 2018 due to a $19.5 million increase in gross profit, offset by a $7.8 million

UNIVERSAL FOREST PRODUCTS, INC.

increase in SG&A expenses.  Gross profits were higher due to increases of $2.1 million, $13.8 million, and $1.3 million within the retail, industrial and construction markets, respectively, and due to the same factors discussed above.

All Other

	Net Sales			Net Sales
	All Other Segment by Market			All Other Segment by Market
	Three Months Ended			Nine Months Ended
(in thousands)	September 28,	September 29,		September 28,	September 29,
Market Classification	2019	2018	% Change	2019	2018	% Change
Retail	$50,386	$54,631	(7.8)%	$185,934	$170,505	9.0%
Industrial (1)	37,033	37,045	(0.0)%	103,831	97,367	6.6%
Construction (1)	84,124	77,130	9.1%	199,362	182,240	9.4%
Total Gross Sales	171,543	168,806	1.6%	489,127	450,112	8.7%
Sales Allowances & Other	(2,238)	(1,638)	36.6%	(7,867)	(8,287)	(5.1)%
Total Net Sales	$169,305	$167,168	1.3%	$481,260	$441,825	8.9%

Note:  During 2019, certain customers were reclassified to a different market. Prior year information has been restated to reflect these changes.

(1)	We reclassified idX from industrial to the construction market to better align idX's core business, design, manufacture, distribution and installation of customized interior fixtures for a variety of retail and commercial structures, with the commercial construction market. The reclassification was recorded retrospectively.

Our All Other reportable segment consists of our Alternative Materials, International, idX, and certain other segments that are not significant.

Net sales attributable to All Other reportable segments increased in the third quarter of 2019 compared to 2018 primarily due to our sales to the construction market which increased primarily due to our idX business unit.

Earnings from operations for All Other reportable segments decreased during the third quarter of 2019 by $5.7 million primarily due to losses realized in our construction market within our idX business unit.

Net sales attributable to All Other reportable segments increased in the first nine months of 2019 compared to 2018 due to increases in sales to all our markets.  The increase in sales to the retail market was primarily due to a $50.3 million increase to one of our big-box customers within our Alternative Materials segment, offset by decreases in sales to certain independent retailers.  Our sales to the construction market increased primarily due to our idX business unit.

Earnings from operations for All Other reportable segments decreased during the first nine months of 2019 by $6.3 million primarily due to losses realized in our construction market within our idX business unit and expenses associated with an advertising campaign launched in 2019 for our Deckorators brand within our Alternative Materials segment.

UNIVERSAL FOREST PRODUCTS, INC.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Cash provided by (used in) operating activities	$198,080	$60,101
Cash used in investing activities	(105,985)	(85,615)
Cash (used in) provided by financing activities	(55,223)	23,802
Effect of exchange rate changes on cash	157	247
Net change in all cash and cash equivalents	37,029	(1,465)
Cash, cash equivalents, and restricted cash, beginning of period	28,198	28,816
Cash, cash equivalents, and restricted cash, end of period	$65,227	$27,351

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 52 days from 51 days during the third quarter of 2019 compared to the prior periods.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Days of sales outstanding	33	32	33	32
Days supply of inventory	40	39	44	41
Days payables outstanding	(21)	(20)	(21)	(21)
Days in cash cycle	52	51	56	52

The increase in days supply of inventory for the first nine months was primarily due to opportunistic buying when lumber prices were low during the fourth quarter of 2018 to improve 2019 gross profits and higher levels of “safety stock” we carried to address transportation challenges and ensure timely deliveries to our customers.

In the first nine months of 2019, our cash provided by operating activities was $198.1 million, which was comprised of net earnings of $143.7 million, $51.3 million of non-cash expenses, and $3.1 million decrease in working capital since the

UNIVERSAL FOREST PRODUCTS, INC.

end of December 2018.  Comparatively, in the first nine months of 2018, our cash provided by operating activities was $60.1 million, which was comprised of net earnings of $120.8 million and $39.9 million of non-cash expenses, offset by a $100.5 million seasonal increase in working capital since the end of December 2017.  Our investment in working capital declined in 2019 due to opportunistic inventory buying in the fourth quarter of 2018 of products sold in 2019, and lower lumber prices in 2019.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first nine months of 2019 and totaled $38.7 million and $66 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $46.1 million on September 28, 2019. We currently plan to spend up to $100 million for the year on capital expenditures.  Notable areas of spending include projects to replace our capacity in South Florida resulting from the sale of our Medley facility last year, expand capacity and enhance the productivity of our Deckorators decking product line due to favorable demand trends and share gains we’ve achieved, as well as several projects to expand manufacturing capacity to serve industrial customers and achieve efficiencies through automation.  We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.  The sale and purchase of investments totaling $4.2 million and $6.5 million, respectively, are due to investment activity in our captive insurance subsidiary.  Comparatively, acquisitions and purchases of property, plant, and equipment during the first nine months of 2018 totaled $39.0 million and $74.5 million, respectively, and proceeds from the sale of our Medley, FL, plant provided approximately $36 million in net cash proceeds.

Cash flows from financing activities primarily consisted of net repayments under our revolving credit facility of approximately $39.1 million.  Additionally, we paid a semi-annual dividend totaling $12.3 million or $0.20 per share.

On September 28, 2019, we had $3.3 million outstanding on our $375 million revolving credit facility, and we had approximately $361.9 million in remaining availability after considering $9.8 million in outstanding letters of credit. Additionally, we have $150 million in availability under an amended “shelf agreement” for long term debt with a current lender after considering the second quarter 2018 issuance of long-term Senior Notes. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 28, 2019.

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

On an ongoing basis, we evaluate long-lived assets for indicators of impairment.  Although there were no indicators for impairment for any of our reporting units, we continue to monitor the results of the idX reporting unit.  They have performed below expectations year-to-date through September; however, management believes the long-term projection for idX is still reasonable and attainable. While the risk of impairment exists, management does not feel an impairment is necessary. Should the Company’s future analysis indicate a significant change in any of the triggering events for this reporting unit, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 28, 2019 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended September 28, 2019, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
June 30 - August 3, 2019	—	—	—	1,860,354
August 4 - August 31, 2019	—	—	—	1,860,354
September 1 - 28, 2019	—	—	—	1,860,354
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5. Other Information.

None.

UNIVERSAL FOREST PRODUCTS, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

UNIVERSAL FOREST PRODUCTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOREST PRODUCTS, INC.

Date: October 30, 2019	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 30, 2019	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer