Form 10-K
period 2019-12-28
UNIVERSAL FOREST PRODUCTS INC
filed 2020-02-26
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 28, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UNIVERSAL FOREST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ⌧            No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ◻            No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧            No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes ⌧            No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller Reporting Company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐            No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 28, 2019 was $2,198,105,632 computed at the closing price of $38.06 on that date.

As of February 1, 2020, 61,416,053 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 28, 2019 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-1.

ANNUAL REPORT ON FORM 10-K

DECEMBER 28, 2019

PART I

Item 1. Business.

General Development of the Business.

Universal Forest Products, Inc. (now known as UFP Industries) is a holding company with subsidiaries throughout North America, Europe, Asia, and Australia that supply wood, wood composite and other products to three markets: retail, industrial, and construction. The Company is headquartered in Grand Rapids, Michigan. For more information about Universal Forest Products, Inc., or its affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 28, 2019 ("2019 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2019 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

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

Beginning on January 1, 2020, management of the Company’s operations has been re-organized around the markets it serves (as described below) rather than based on geography.

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

Retail. The customers comprising this market are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 19% of our total sales in fiscal 2019, 2018 and 2017.

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

The products offered to customers in this market include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood and wood composite decking and related accessories and decorative lawn and garden products. Products sold to this market include those sold under the following trademarks: ProWood, Deckorators, UFP-Edge, Outdoor Essentials, Dimensions, and ProWood FR. We also sell engineered wood components to retail lumber yards, which include roof trusses, wall panels and engineered floor systems (see "Construction Market" below).

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

Our commercial market also includes the results of operations of idX Holdings, Inc. ("idX"). idX is a designer, manufacturer and installer of highly customized interior fixtures that are used in retail and commercial structures representing several end markets. We acquired idX on September 16, 2016.

Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. Our annual purchases of lumber are approximately $1.4 billion and consist of the following species and their respective percent of total lumber purchases: southern yellow pine (64%), spruce-pine-fur (19%), and douglas fir (3%), while the remaining 14% of lumber purchases comprise various other species and imports outside of North America.  Additionally, we purchase approximately $0.5 billion in plywood, oriented strand board (OSB), and a variety of other wood-based products on an annual basis.  There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain favorable programs such as consigned inventory. We believe this represents a competitive advantage.

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

On December 28, 2019 and December 29, 2018, we estimate that backlog orders associated with our customized interior fixture businesses approximated $75.0 million and $75.4 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

On December 28, 2019 and December 29, 2018, we estimate that backlog orders associated with our construction businesses approximated $110.1 million and $95.1 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note L of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees. On December 28, 2019, we had approximately 12,000 employees.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

We may be impacted by a significant change in the value of the U.S. dollar. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates would impact our import purchases and export sales, which totaled $472.4 million and $111.3 million, respectively, in 2019.  In addition, many of our industrial customers export their products.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs as a percentage of gross sales were 42.7%, 50.6%, and 49.1% in 2019, 2018, and 2017, respectively.

Our growth may be limited by the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 19% of our total sales in 2019, 2018 and 2017.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales. We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by excess industry capacity of products we supply. There is excess capacity among suppliers of certain products in some of the markets we serve. Our selling prices and gross margins have been and are likely to continue to be impacted by this excess capacity.

Our growth may be limited by our ability to make successful acquisitions. A key component of our growth strategy is to complete business combinations. Business combinations involve inherent risks, including assimilation and successfully managing growth. While we conduct extensive due diligence and have taken steps to ensure successful assimilation, factors beyond our control could influence the relative success of these acquisitions.

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

The current version of federal health care legislation may significantly increase our costs. The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company. Our health care costs totaled approximately $69.1 million, $69.2 million, and $58.9 million in 2019, 2018, and 2017, respectively.

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

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 9.5%, 9.3%, and 9.0% of sales in 2019, 2018, and 2017, respectively.

New alternatives may be developed to replace traditional treated wood products. The manufacturers of wood preservatives continue to develop new preservatives. While we believe treated products are reasonably priced relative to alternative products such as composites or vinyl, new alternatives may impact the sales of treated wood products. In addition, new preservatives could increase our cost of treating products in the future. See Footnote M “Segment Reporting” within the Notes to Consolidated Financial Statements for our sales by product category.

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

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales.  Instability of established free trade agreements may lead to raw material and finished goods price volatility.  An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $111.3 million in 2019.  Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties.  Our purchases that are impacted by foreign tariffs were approximately $472.4 million in 2019.  UFP’s U.S. import of Canadian Softwood Lumber was approximately $249.5 million in 2019, which is the primary imported commodity.  In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

Our restructuring efforts may not be successful.  Effective as of January 1, 2020, in connection with the change in the Company's name to UFP Industries, management implemented a significant change in its organizational and operating structure. For many years, the Company was managed primarily on a geographic basis. Under that structure, local plants operated on a somewhat autonomous basis, manufacturing and supplying customers based upon their respective expertise, capacity and local customer needs. Those plants reported through and were managed by their respective regions and via the regions their respective divisions. Beginning on January 1, 2020, the operational and organizational structure of the Company changed. As of that date, the Company's business will be managed through three business segments: retail, construction and industrial. The Company believes that this new organizational and management structure will provide significant benefits and foster a greater likelihood of continued growth and profitability. As part of that structure, the Company believes that it will be more efficient in allocating capital among its operations, will better understand the markets in which it serves and expedite the development and sale of new products and services. While the Company believes that the implementation of this change will result in improved financial performance, there are always meaningful risks associated with significant changes in which management and its workforce conducts its business. Those risks include the departure of management talent, disruptions in business practices and related inefficiencies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 204 facilities and parcels of land located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space. Of these facilities, approximately 8 facilities are closed and are currently listed for sale or are being leased.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 94 facilities and parcels of land which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note M of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2020. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	59	Chief Executive Officer
Patrick M. Webster	60	President and Chief Operating Officer
Michael R. Cole	53	Chief Financial Officer and Treasurer
Allen T. Peters	52	President and Chief Operating Officer of UFP Retail, LLC
Patrick M. Benton	50	President of UFP Construction, LLC
Scott A. Worthington	49	President of UFP Industrial, LLC
Chad C. Uhlig Eastin	48	Executive Vice President of ProWood
Scott T. Bravata	55	Vice President of Accounting
David A. Tutas	50	Secretary and Chief Compliance Officer

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

Allen T. Peters joined us in 1997.  In 2004 he became the General Manager of Operations of our plant in Harrisonville, MO and in 2007 became Regional Vice President of our Gulf Region. On January 1, 2011, Mr. Peters became President of UFP Western Division, Inc, and on January 1, 2020, he became President and COO of UFP Retail, LLC.

Patrick M. Benton joined us in 1993. In 2008 he became Operations Vice President of the South Texas Region, and on July 1, 2014, he became Executive Vice President of UFP Eastern Division – North.  On February 1, 2017, Mr. Benton became President of the UFP Northern Division, and on January 1, 2020, he became President of UFP Construction, LLC.

Scott A. Worthington joined us in 1997. In 2007, he became General Manager of Operations of our plant in New Waverly, TX, and on August 1, 2014, he became Regional Vice President of the South Texas Region. On January 1, 2020, he became President of UFP Industrial, LLC

Chad C. Uhlig Eastin joined us in 1998. In 2007, he became General Manager of Operations of our plant in Chandler, AZ, and in 2014 he became Operations Vice President of our Mountain West Region and became Regional Vice President of that region in 2015. On October 1, 2016, Mr. Eastin became the Executive Vice President of Purchasing for the Company, and on January 1, 2020, he became Executive Vice President of ProWood.

Scott T. Bravata joined us in 1988. He became Director of Wholesale Accounting in 1989 and became Corporate Controller in 1997. On February 27, 2006, he became Vice President of Accounting.

David A. Tutas joined us in 2003 as a staff counsel. In 2007, he was promoted to Director of Legal Services. On August 1, 2011, he was promoted to General Counsel. On January 18, 2013, he became Secretary of the Company, and on February 1, 2019, he became Chief Compliance Officer.

PART II

The following information items in this Part II, which are contained in the 2019 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2019 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2019 Annual Report under the caption “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 29 – November 2, 2019	—	—	—	1,860,354
November 3 – 30, 2019	—	—	—	1,860,354
December 1 – 28, 2019	—	—	—	1,860,354
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our existing share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 1.9 million.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the 2019 Annual Report under the caption "Selected Financial Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2019 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 28, 2019, the estimated fair value of our long-term debt, including the current portion, was $170.8 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments are as follows:

($US equivalent, in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$52	$28	$34,977	$—	$39,976	$74,974	$150,007
Average interest rate	5.00%	5.06%	3.89%	—	3.89%	4.23%
Variable Rate ($US)	$2,700	$—	$3,700	$3,976	$—	$3,300	$13,676
Average interest rate (1)	1.78%	—	1.73%	1.88%	—	1.63%
(1) Average of rates at December 29, 2018

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2019 Annual Report under the following captions:

"Management’s Report on Internal Control Over Financial Reporting"

"Report of Independent Registered Public Accounting Firm"

"Report of Independent Registered Public Accounting Firm"

"Consolidated Balance Sheets"

"Consolidated Statements of Earnings and Comprehensive Income"

"Consolidated Statements of Shareholders’ Equity"

"Consolidated Statements of Cash Flows"

"Notes to Consolidated Financial Statements"

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 28, 2019 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.
(2)	Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is included in the 2019 Annual Report under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. Our independent registered public accounting firm’s attestation Report on our internal control over financial reporting is also included in the 2019 Annual Report in the caption “Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting” and is incorporated herein by reference.
(3)	Changes in Internal Controls. During the fourth quarter ended December 28, 2019, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 28, 2019 for the 2019 Annual Meeting of Shareholders, as filed with the Commission ("2020 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2020 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2020 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2020 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 28, 2019, is as follows:

Number of shares
remaining
available for
future
	Number of	Weighted	issuance under
	shares to be	average	equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,497,329
Equity compensation plans not approved by security holders	none
(1)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 28, 2019, is as follows: 524,260 shares for our Employee Stock Purchase Plan, 246,877 shares for our Directors’ Retainer Stock Plan, and 18,687 shares for our Employee Stock Gift Program. In addition, of the remaining 1,707,505 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2020 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2020 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2019 Annual Report:

Management’s Report on Internal Control Over Financial Reporting

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

3.    Exhibits. Reference is made to the Exhibit Index which is included in this Form 10-K Report.

(b)	Reference is made to the Exhibit Index which is included in this Form 10-K Report.
(c)	Not applicable

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Registrant’s Restated and Amended Articles of Incorporation were filed as Exhibit 3.1 to a Registrant’s Current Report 8-K (dated April 27, 2017) and the same is incorporated herein by reference.

	(b)	Amended Bylaws was filed as Exhibit 3(b) to a Form 10-K, Annual Report for the year-ended December 31, 2016 (Commission file No.: 0-22684) and the same incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders.

	(a)	Specimen form of Stock Certificate for Common Stock was filed as Exhibit 4(a) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

	(b)	Description of Registrant’s Securities

10	Material Contracts.

*(a)(6)

Form of Conditional Share Grant Agreement utilized under the Company’s Long Term Stock Incentive Plan was filed as Exhibit 10(a)(6) to a Form 10-K, Annual Report for the year ended December 25, 2010 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(b)

Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(f)

Performance Bonus Plan Summary Plan Description was filed as Exhibit 10(f) to a Form 10-K, Annual Report for the year ended December 25, 2010 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(g)

Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10-K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(h)

Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	(i)(2)	Credit Agreement dated November 1, 2018 was filed as Exhibit 10(i)(2) to a Form 8-K Current Report dated November 2, 2018 and the same is incorporated herein by reference.

(k)(1)

Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(k)(2)

Note Purchase Agreements for Series C and D Senior Notes dated June 14, 2018, was filed as Exhibit 10(k)(2) to Registrant’s Form 10-K, Annual Report for the year ended December 29, 2018 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

1

	*(l)	Universal Forest Products, Inc. Employee Stock Purchase Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 9, 2018.

*(m)

Universal Forest Products, Inc. Director Retainer Stock Plan was filed as Exhibit 10(m) to a Form 10-K, Annual Report for the year ended December 31, 2016 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

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

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 28, 2019.

14	Code of Ethics for Senior Financial Officers.

	(a)	Code of Ethics for Chief Financial Officer was filed as Exhibit 14(a) to a Form 10-K, Annual Report for the year ended December 25, 2010 and the same is incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of Universal Forest Products, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File in iXBRL (Inline eXtensible Business Reporting Language).

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

Dated: February 26, 2020	UNIVERSAL FOREST PRODUCTS, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2020, by the following persons on behalf of us and in the capacities indicated.

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

/s/ Joan A. Budden	/s/ William G. Currie
Joan A. Budden, Director	William G. Currie, Director

/s/ Benjamin J. McLean	/s/ Bruce A. Merino
Benjamin J. McLean, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Director	Thomas W. Rhodes, Director

/s/ Mary E. Tuuk	/s/ Brian C. Walker
Mary E. Tuuk, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director

4