Form 10-Q
period 2020-03-28
UFP INDUSTRIES INC
filed 2020-05-06
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

2801 East Beltline NE, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Universal Forest Products, Inc.
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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2020
Common stock, $1 par value	61,102,481

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	March 28,	December 28,	March 30,
	2020	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,129	$168,336	$17,111
Restricted cash	724	330	1,024
Investments	17,778	18,527	16,197
Accounts receivable, net	460,821	364,027	444,111
Inventories:
Raw materials	263,857	236,283	279,265
Finished goods	246,824	250,591	300,898
Total inventories	510,681	486,874	580,163
Refundable income taxes	2,624	13,272	4,629
Other current assets	36,152	41,706	40,237
TOTAL CURRENT ASSETS	1,060,909	1,093,072	1,103,472
DEFERRED INCOME TAXES	2,145	2,763	2,364
RESTRICTED INVESTMENTS	16,111	16,214	13,580
RIGHT OF USE ASSETS	81,065	80,167	66,100
OTHER ASSETS	25,198	24,884	8,419
GOODWILL	246,459	229,536	224,247
INDEFINITE-LIVED INTANGIBLE ASSETS	7,288	7,354	7,364
OTHER INTANGIBLE ASSETS, NET	46,232	48,313	39,686
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	906,171	884,963	828,837
Less accumulated depreciation and amortization	(508,596)	(497,789)	(472,671)
PROPERTY, PLANT AND EQUIPMENT, NET	397,575	387,174	356,166
TOTAL ASSETS	1,882,982	1,889,477	1,821,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$18,732
Accounts payable	162,039	142,479	170,667
Accrued liabilities:
Compensation and benefits	92,504	141,892	70,867
Other	55,760	51,572	45,618
Current portion of lease liability	16,180	15,283	14,500
Current portion of long-term debt	2,772	2,816	185
TOTAL CURRENT LIABILITIES	329,255	354,042	320,569
LONG-TERM DEBT	160,550	160,867	266,428
LEASE LIABILITY	64,937	64,884	51,600
DEFERRED INCOME TAXES	22,799	22,880	14,622
OTHER LIABILITIES	33,159	29,071	29,813
TOTAL LIABILITIES	610,700	631,744	683,032
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,102,481, 61,408,589 and 61,352,372	61,102	61,409	61,352
Additional paid-in capital	211,724	192,173	190,879
Retained earnings	998,996	995,022	875,457
Accumulated other comprehensive income	(11,110)	(4,889)	(4,789)
Total controlling interest shareholders’ equity	1,260,712	1,243,715	1,122,899
Noncontrolling interest	11,570	14,018	15,467
TOTAL SHAREHOLDERS’ EQUITY	1,272,282	1,257,733	1,138,366
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,882,982	$1,889,477	$1,821,398

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 28,	March 30,
	2020	2019
NET SALES	$1,032,062	$1,015,125
COST OF GOODS SOLD	864,826	860,858
GROSS PROFIT	167,236	154,267
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	109,339	105,317
OTHER	(735)	504
EARNINGS FROM OPERATIONS	58,632	48,446
INTEREST EXPENSE	1,908	2,460
INTEREST INCOME	(341)	(245)
UNREALIZED LOSS (GAIN) ON INVESTMENTS AND OTHER	3,173	(1,348)
	4,740	867
EARNINGS BEFORE INCOME TAXES	53,892	47,579
INCOME TAXES	13,322	11,577
NET EARNINGS	40,570	36,002
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(411)	(462)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$40,159	$35,540

EARNINGS PER SHARE - BASIC	$0.65	$0.58
EARNINGS PER SHARE - DILUTED	$0.65	$0.58

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	40,570	36,002
OTHER COMPREHENSIVE GAIN (LOSS)	(8,556)	1,373
COMPREHENSIVE INCOME	32,014	37,375
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,924	(686)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$33,938	$36,689

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 29, 2018	$60,884	$178,540	$839,917	$(5,938)	$15,281	$1,088,684
Net earnings			35,540		462	36,002
Foreign currency translation adjustment				982	224	1,206
Unrealized gain (loss) on investment & foreign currency				167		167
Distributions to noncontrolling interest					(500)	(500)
Issuance of 10,259 shares under employee stock plans	10	251				261
Issuance of 320,069 shares under stock grant programs	320	6,101				6,421
Issuance of 138,295 shares under deferred compensation plans	138	(138)				—
Expense associated with share-based compensation arrangements		1,226				1,226
Accrued expense under deferred compensation plans		4,899				4,899
Balance at March 30, 2019	$61,352	$190,879	$875,457	$(4,789)	$15,467	$1,138,366
Balance at December 28, 2019	$61,409	$192,173	$995,022	$(4,889)	$14,018	$1,257,733
Net earnings			40,159		411	40,570
Foreign currency translation adjustment				(5,951)	(2,335)	(8,286)
Unrealized loss on debt securities				(270)		(270)
Distributions to noncontrolling interest					(299)	(299)
Additional purchase of noncontrolling interest		130			(225)	(95)
Cash dividends - $0.125 per share - quarterly			(7,730)			(7,730)
Issuance of 10,549 shares under employee stock plans	10	309				319
Issuance of 350,124 shares under stock grant programs	350	12,454	1			12,805
Issuance of 89,616 shares under deferred compensation plans	89	(89)				—
Repurchase of 756,397 shares	(756)		(28,456)			(29,212)
Expense associated with share-based compensation arrangements		1,404				1,404
Accrued expense under deferred compensation plans		5,343				5,343
Balance at March 28, 2020	$61,102	$211,724	$998,996	$(11,110)	$11,570	$1,272,282

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 28,	March 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,570	$36,002
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	15,717	14,475
Amortization of intangibles	1,571	1,852
Expense associated with share-based and grant compensation arrangements	1,444	1,287
Deferred income taxes (credit)	286	(742)
Unrealized (gain) loss on investments	3,173	(1,348)
Net gain on disposition of assets and impairment of assets	(285)	(122)
Changes in:
Accounts receivable	(94,253)	(100,716)
Inventories	(25,783)	(23,649)
Accounts payable and cash overdraft	20,047	25,056
Accrued liabilities and other	(8,648)	(7,924)
NET CASH USED IN OPERATING ACTIVITIES	(46,161)	(55,829)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,286)	(15,883)
Proceeds from sale of property, plant and equipment	409	241
Acquisitions and purchases of non-controlling interest, net of cash received	(18,487)	—
Investment in life insurance contracts
Purchases of investments	(14,052)	(449)
Proceeds from sale of investments	11,260	340
Other	(54)	200
NET CASH USED IN INVESTING ACTIVITIES	(48,210)	(15,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	6,759	237,560
Repayments under revolving credit facilities	(6,498)	(173,232)
Repayment of debt	(3,074)	(3,029)
Proceeds from issuance of common stock	319	261
Dividends paid to shareholders	(7,730)	—
Distributions to noncontrolling interest	(299)	(500)
Repurchase of common stock	(29,212)	—
Other	12	9
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(39,723)	61,069
Effect of exchange rate changes on cash	(1,719)	248
NET CHANGE IN CASH AND CASH EQUIVALENTS	(135,813)	(10,063)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	168,666	28,198
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$32,853	$18,135

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$168,336	$27,316
Restricted cash, beginning of period	330	882
Cash, cash equivalents, and restricted cash, beginning of period	$168,666	$28,198

Cash and cash equivalents, end of period	$32,129	$17,111
Restricted cash, end of period	724	1,024
Cash, cash equivalents, and restricted cash, end of period	$32,853	$18,135

SUPPLEMENTAL INFORMATION:
Interest paid	$374	$570
Income taxes paid	2,307	2,801
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	4,900	4,457

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

NOTES TO UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. All intercompany transactions and balances have been eliminated.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 28, 2019.

On April 22, 2020, the shareholders approved changing the name of the Company from Universal Forest Products, Inc., to UFP Industries, Inc.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 30, 2019 balances in the accompanying unaudited condensed consolidated balance sheets.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which subsequently resulted in a variety of “stay at home” orders issued by states in which we operate.  As of the date of this filing, the majority of our customers and operations have been deemed to be essential businesses under these state orders.   Consequently, all but 3 of our 150 plant locations remain operating.  We cannot reasonably estimate the length or severity of this pandemic and government restrictions on business activity, or the extent to which these restrictions may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	March 28, 2020				March 30, 2019
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$29,561	$837	$—	$30,398	$56	$549	$—	$605
Fixed income funds	237	15,124	—	15,361	3,860	9,763	—	13,623
Equity securities	9,089	—	—	9,089	8,258	—	—	8,258
Alternative investments	—	—	1,960	1,960	—	—	1,782	1,782
Mutual funds:								—
Domestic stock funds	5,204	—	—	5,204	2,151	—	—	2,151
International stock funds	947	—	—	947	2,085	—	—	2,085
Target funds	242	—	—	242	257	—	—	257
Bond funds	222	—	—	222	799	—	—	799
Alternative funds	921	—	—	921	1,344	—	—	1,344
Total mutual funds	7,536	—	—	7,536	6,636	—	—	6,636
Total	$46,423	$15,961	$1,960	$64,344	$18,810	$10,312	$1,782	$30,904
Assets at fair value	$46,423	$15,961	$1,960	$64,344	$18,810	$10,312	$1,782	$30,904

From the assets measured at fair value as of March 28, 2020, listed in the table above, $29.5 million of money market funds are held in Cash and Cash Equivalents, $17.7 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.9 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $15.4 million of fixed income funds and $0.8 million of money markets funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $33.1 million as of March 28, 2020, consisting of domestic and international stocks, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 28, 2020
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$1,834	$126	$1,960
Equity	15,257	104	15,361
Mutual Funds	9,690	(601)	9,089
Alternative Investments	7,298	(569)	6,729
Total	$34,079	$(940)	$33,139

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our alternative investments consist of the private real estate income trust which is valued as a Level 3 asset.  The net unrealized loss was $0.9 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of March 28, 2020.

C.       REVENUE RECOGNITION

Within the three primary segments (Retail, Industrial, and Construction) that the Company operates, there are a variety of written agreements governing the sale of our products and services.  The transaction price is stated at the purchase order level, which includes shipping and/or freight costs and any applicable governmental authority taxes.  The majority of our contracts have a single performance obligation concentrated around the delivery of goods to the carrier, Free On Board (FOB) shipping point.  Therefore, revenue is recognized when this performance obligation is satisfied.  Generally, title and control passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

Certain customer products that we provide require installation by the Company or a 3rd party.  Installation revenue is recognized upon completion.  If the Company uses a 3rd party for installation, the party will act as an agent to the Company until completion of the installation.  Installation revenue represents an immaterial share of the Company’s total sales.

The Company utilizes rebates, credits, discounts and/or cash-based incentives with certain customers which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.  The allocation of these costs are applied at the invoice level and recognized in conjunction with revenue.  Additionally, returns and refunds are estimated on a historical and expected basis which is a reduction of revenue recognized.

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

UFP INDUSTRIES, INC.

and commodity costs. During the year, we update our estimated costs to complete our projects using current labor and commodity costs and recognize losses to the extent that they exist.

The following table presents our gross revenues disaggregated by revenue source:

(in thousands)	March 28,	March 30,
Market Classification	2020	2019	% Change
FOB Shipping Point Revenue	$1,017,906	$996,823	2.1%
Construction Contract Revenue	32,800	34,782	-5.7%
Total Gross Sales	1,050,706	1,031,605	1.9%
Sales Allowances	(18,644)	(16,480)	13.1%
Total Net Sales	$1,032,062	$1,015,125	1.7%

The Construction segment comprises the construction contract revenue shown above.  Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 28,	December 28,	March 30,
	2020	2019	2019
Cost and Earnings in Excess of Billings	$5,744	$4,960	$7,880
Billings in Excess of Cost and Earnings	9,920	6,622	5,020

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Numerator:
Net earnings attributable to controlling interest	$40,159	$35,540
Adjustment for earnings allocated to non-vested restricted common stock	(1,059)	(865)
Net earnings for calculating EPS	$39,100	$34,675
Denominator:
Weighted average shares outstanding	61,842	61,372
Adjustment for non-vested restricted common stock	(1,630)	(1,493)
Shares for calculating basic EPS	60,212	59,879
Effect of dilutive restricted common stock	18	75
Shares for calculating diluted EPS	60,230	59,954
Net earnings per share:
Basic	$0.65	$0.58
Diluted	$0.65	$0.58

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

UFP INDUSTRIES, INC.

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

On a consolidated basis, we have reserved approximately $2.0 million on March 28, 2020, and on March 30, 2019, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on March 28, 2020, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 28, 2020, we had outstanding purchase commitments on commenced capital projects of approximately $26.3 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of March 28, 2020, we had approximately $8.7 million outstanding payment and performance bonds for open projects. We had approximately $11.6 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 28, 2020, we had outstanding letters of credit totaling $37.3 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of March 28, 2020, we have irrevocable letters of credit outstanding totaling approximately $27.4 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of UFP Industries, Inc. in certain debt agreements, including the Series 2012 and 2018 Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

UFP INDUSTRIES, INC.

We did not enter into any new guarantee arrangements during the first quarter of 2020 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2020 and 2019, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	March 13, 2020	$21,851 cash paid for 100% asset purchase and estimated contingent consideration	$18,219	$3,632	Construction
Quest Design & Fabrication and Quest Architectural Millwork ("Quest")

A designer, fabricator, and installer of premium millwork and case goods for a variety of commercial uses. Quest had annual sales of approximately $22 million. The acquisition of Quest will expand our architectural millwork in the commercial construction business unit, which aligns with our growth goals in the construction segment.

	September 16, 2019	$12,422 cash paid for 100% asset purchase	$7,464	$4,958	Industrial
Pallet USA, LLC ("Pallet USA")

A manufacturer and recycler of wood pallet and crating products in the Midwest. Pallet USA had annual sales of approximately $18 million. The acquisition of Pallet USA allows us to expand our capacity to manufacture wood-based industrial packaging products and offer new services to customers in the Midwest.

	August 12, 2019	$17,809 cash paid for 100% asset purchase and estimated contingent consideration	$8,089	$9,720	Retail
Northwest Painting, Inc. ("Northwest")

A supplier of pre-painted building materials, including siding, soffit, panels and trim to the Western U.S. Northwest had annual sales of approximately $14 million. The acquisition of Northwest will expand our capacity to produce coated siding and trim for customers in the Northwest and Mountain West regions.

	May 1, 2019	$7,168 cash paid for 100% asset purchase and estimated contingent consideration	$6,180	$988	Industrial
Wolverine Wood Products, Inc. ("Wolverine")

A manufacturer of wood panel components for furniture, store fixtures and case goods manufacturers. Wolverine had annual sales of approximately $5 million. The acquisition of Wolverine allows us to expand capacity to produce value-added wood components for customers in the Midwest.

The intangible assets for the Quest, Pallet USA, Northwest, and Wolverine acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts.  In aggregate, acquisitions completed since the end of March 2019 and not consolidated with other operations contributed approximately $9.1 million in revenue and a $0.4 million in operating profit during the first quarter of 2020.

G.       SEGMENT REPORTING

The Company operates manufacturing, treating and distribution facilities internationally, but primarily in the United States. Effective January 1, 2020, the Company re-organized around the markets it serves rather than geography. The prior periods have been recast to reflect the new segment structure. The business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. This change allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new

UFP INDUSTRIES, INC.

products and services. The Company manages the operations of its individual locations primarily through the market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world.

Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below.

The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments.  Operating results of Corporate primarily consists of over (under) allocated costs.  The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates.

	Three Months Ended March 28, 2020
(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$352,161	$256,543	$381,155	$42,392	$(189)	$1,032,062
Intersegment net sales	29,858	11,220	15,423	53,167	(109,668)	—
Segment operating profit	15,512	18,074	17,135	4,739	3,172	58,632

	Three Months Ended March 30, 2019
(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$333,100	$274,759	$365,137	$42,110	$19	$1,015,125
Intersegment net sales	29,571	11,062	11,831	53,129	(105,593)	—
Segment operating profit	11,031	18,823	15,267	2,048	1,277	48,446

Intangibles have been transferred and goodwill was re-allocated, based on their relative fair values, to our new segments and reporting units.  The following table presents goodwill by segment as of March 28, 2020, and December 28, 2019 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 28, 2019	$58,098	$81,276	$82,911	$7,251	$—	$229,536
2020 Acquisitions	—	—	18,219	—	—	18,219
Foreign Exchange, Net	—	—	—	(1,296)	—	(1,296)
Balance as of March 28, 2020	$58,098	$81,276	$101,130	$5,955	$—	$246,459

The following table presents total assets by segment as of March 28, 2020, and December 28, 2019.

	Total Assets by Segment
(in thousands)	March 28,	December 28,
Segment Classification	2020	2019	% Change
Retail	$521,977	$436,397	19.6%
Industrial	363,508	410,383	(11.4)
Construction	544,826	583,107	(6.6)
All Other	127,406	145,418	(12.4)
Corporate	325,265	314,172	3.5
Total Assets	$1,882,982	$1,889,477	(0.3)%

UFP INDUSTRIES, INC.

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 24.7% in the first quarter of 2020 compared to 24.3% for same period in 2019.  The slight increase was primarily due to an increase in the permanent tax difference for non-deductible officer compensation.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2020 and 2019 (in thousands, except average share price):

	March 28, 2020
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$35.59

Shares issued under the employee stock gift program	1	45.22
Shares issued under the director retainer stock program	1	47.90
Shares issued under the long term stock incentive plan	271	47.51
Shares issued under the executive stock match grants	80	47.60
Forfeitures	(3)
Total shares issued under stock grant programs	350	$47.52

Shares issued under the deferred compensation plans	89	$54.68

During the first three months of 2020, we repurchased approximately 756,000 shares of our common stock at an average share price of $38.62.

	March 30, 2019
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$29.88

Shares issued under the employee stock gift program	2	30.90
Shares issued under the director retainer stock program	1	31.00
Shares issued under the long term stock incentive plan	211	30.83
Shares issued under the executive stock match grants	109	31.57
Forfeitures	(3)
Total shares issued under stock grant programs	320	$31.08

Shares issued under the deferred compensation plans	138	$32.23

During the first three months of 2019, we did not repurchase any of our common stock.

UFP INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UFP Industries, Inc. (formerly Universal Forest Products, Inc.) is a holding company with subsidiaries throughout North America, Europe, Asia, and in Australia that supply wood, wood composite and other products to three robust markets: retail, industrial, and construction. The Company is headquartered in Grand Rapids, Mich. For more information about UFP Industries, Inc., or its affiliated operations, go to www.ufpi.com.

On April 22, 2020, the shareholders approved changing the name of the Company from Universal Forest Products, Inc., to UFP Industries, Inc.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the first quarter of 2020.

OVERVIEW

Our results for the first quarter of 2020 include the following highlights:

●	Our net sales increased by 2% compared to the first quarter of 2019, which was comprised of a 5% increase in unit sales, offset by a 3% decrease in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below). Organic unit growth was 4% and was driven by 8% growth by our Retail segment and 6% growth by our Construction segment.
●	Our operating profits increased 21%, which compares very favorably with our 5% increase in unit sales. The improvement in our profitability was driven by a number of factors, including effective positioning of lumber inventories, favorable changes in product mix, and strong organic growth resulting in effective leveraging of fixed costs.
●	We repurchased approximately 756,000 shares of our common stock for $29.2 million resulting in an average price paid of $38.62.
●	Available borrowing capacity under our revolving credit facilities and surplus cash resulted in total liquidity of approximately $393 million at the end of March 2020.

UFP INDUSTRIES, INC.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2020	2019
January	$377	$331
February	402	370
March	420	365

First quarter average	$400	$355
First quarter percentage change	12.7%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprised almost two-thirds of our total lumber purchases, which has generally caused a decrease in our selling prices of related products.

	Random Lengths SYP
	Average $/MBF
	2020	2019
January	$346	$370
February	345	403
March	360	408

First quarter average	$350	$394
First quarter percentage change	(11.2)%

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 45.6% and 45.9% of our sales in the first three months of 2020 and 2019, respectively.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes

UFP INDUSTRIES, INC.

in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is greatest in our third and fourth quarters.
●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to treated lumber sold to the retail market.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 16% of our total sales. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

BUSINESS COMBINATIONS

We completed one business acquisition during the first three months of 2020 and three during all of 2019. The annual historical sales attributable to acquisitions completed in the first three months of 2020 and all of 2019 were approximately $22 million and $37 million, respectively.  These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2020 and 2019 are not presented.

UFP INDUSTRIES, INC.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	83.8	84.8
Gross profit	16.2	15.2
Selling, general, and administrative expenses	10.6	10.4
Other	(0.1)	0.1
Earnings from operations	5.7	4.8
Other expense, net	0.5	0.1
Earnings before income taxes	5.2	4.7
Income taxes	1.3	1.1
Net earnings	3.9	3.5
Less net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to controlling interest	3.9%	3.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of net sales, adjusted to restate 2020 net sales and cost of goods sold at prior year lumber prices.  The restated sales amounts were calculated by applying the decrease in lumber prices in 2020 to 2019 sales levels.  By eliminating the “pass-through” impact of higher or lower lumber prices on net sales and cost of goods sold from year to year, we believe this provides an enhanced view of our change in profitability and costs as a percentage of sales.  The amount of the adjustment to 2020 net sales was also applied to cost of goods sold so that gross profit remains unchanged.

	Adjusted for Lumber Market Change
	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	84.3	84.8
Gross profit	15.7	15.2
Selling, general, and administrative expenses	10.3	10.4
Other	(0.1)	0.1
Earnings from operations	5.5	4.8
Other expense, net	0.4	0.1
Earnings before income taxes	5.1	4.7
Income taxes	1.3	1.1
Net earnings	3.8	3.5
Less net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to controlling interest	3.8%	3.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

Operating Results by Segment:

Effective January 1, 2020, the Company re-organized around the markets it serves rather than geography. The business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. This change allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. The Company manages the operations of its individual locations primarily through the market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments.  Operating results of Corporate primarily consists of over (under) allocated costs.  The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment.

	Three Months Ended March 28, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$352,161	$256,543	$381,155	$42,392	$(189)	$1,032,062
Cost of goods sold	306,932	212,626	317,817	30,086	(2,635)	864,826
Gross profit	45,229	43,917	63,338	12,306	2,446	167,236
Selling, general, administrative expenses	29,627	25,835	46,386	8,351	(860)	109,339
Other	90	8	(183)	(784)	134	(735)
Earnings from operations	$15,512	$18,074	$17,135	$4,739	$3,172	$58,632

	Three Months Ended March 30, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$333,100	$274,759	$365,137	$42,110	$19	$1,015,125
Cost of goods sold	296,240	231,435	303,963	31,652	(2,432)	860,858
Gross profit	36,860	43,324	61,174	10,458	2,451	154,267
Selling, general, administrative expenses	25,785	24,521	45,784	8,107	1,120	105,317
Other	44	(20)	123	303	54	504
Earnings from operations	$11,031	$18,823	$15,267	$2,048	$1,277	$48,446

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended March 28, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	87.2	82.9	83.4	71.0	—	83.8
Gross profit	12.8	17.1	16.6	29.0	—	16.2
Selling, general, administrative expenses	8.4	10.1	12.2	19.7	—	10.6
Other	—	—	—	(1.8)	—	(0.1)
Earnings from operations	4.4%	7.0%	4.5%	11.2%	—	5.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended March 30, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	88.9	84.2	83.2	75.2	—	84.8
Gross profit	11.1	15.8	16.8	24.8	—	15.2
Selling, general, administrative expenses	7.7	8.9	12.5	19.3	—	10.4
Other	—	—	—	0.7	—	0.1
Earnings from operations	3.3%	6.9%	4.2%	4.9%	—	4.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, customized interior fixtures used in a variety of retail and commercial applications, and specialty wood packaging, components and packaging materials for various industries.  Our strategic long-term sales objectives generally include:

●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, customized interior fixtures, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist primarily of composite wood and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total net sales by our primary segments (Retail, Industrial, and Construction). Value-added products are typically sold at fixed selling prices for a pre-determined time period and carry higher gross margins than our commodity-based products.

UFP INDUSTRIES, INC.

	Three Months Ended March 28, 2020		Three Months Ended March 30, 2019

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	56.5%	43.5%	56.0%	44.0%
Industrial	66.8%	33.2%	65.8%	34.2%
Construction	79.1%	20.9%	80.0%	20.0%
Total Net Sales	68.0%	32.0%	67.9%	32.1%

●	Developing new products. New products are defined as products that will generate sales of at least a $1 million per year within 4 years of launch and are still growing sales penetration. New product sales and gross profits in the first quarter were up 7% and 16%, respectively. Approximately $24 million of new product sales from March 30, 2019, while still sold, were sunset in 2020 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $475 million in 2020.

	New Product Sales by Segment
	Three Months Ended
	March 28,	March 30,	%
Segment Classification	2020	2019	Change
Retail	$64,601	59,038	9.4%
Industrial	16,252	16,268	(0.1)%
Construction	13,732	12,820	7.1%
All Other	3,081	3,272	(5.8)%
Total New Product Sales	97,666	91,398	6.9%

Note:  Certain prior year product reclassifications and the change in designation of certain products as “new” resulted in a change in prior year’s sales.

●	Selling to new customers and markets.

Retail Segment

Net sales in the first three months of 2020 increased approximately 6% compared to the same period of 2019, due to a 9% increase in unit sales, offset by a 3% decrease in selling prices primarily due to the Lumber Market. Acquired operations contributed 1% to our unit sales growth, and organic unit sales growth was 8%. Our organic unit growth was primarily driven by a 14% increase in each of our ProWood treated products and UFP Edge (siding, pattern, trim) products, an 8% increase in Fence, Lawn & Garden, and a 26% increase in Home & Décor products. These increases were offset by a 14% unit decrease in our Deckorators branded products, which was anticipated due to large first-time store builds that took place in the first quarter of last year. Our new product sales contributed to these increases and were up 9% for the quarter.    Finally, our customer mix remained consistent as our sales to big box customers increased 7%, and sales to other independent retailers increased 5%.

Gross profits increased by 22.7% to $45.2 million for the first three months of 2020 compared to the same period last year as gross margins increased to 12.8% compared to 11.1% for the same period of 2019.  We estimate the lower level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”) contributed 40 basis points to our improvement in gross margin.  The remaining improvement in our profitability was primarily due to the impact of effective inventory positioning resulting in lower lumber costs, favorable changes in product mix, and strong organic growth which allowed us to leverage fixed costs.

Selling, general and administrative (“SG&A”) expenses increased by approximately $3.8 million, or 14.9%, in the first quarter of 2020 compared to the same period of 2019, while we reported a 9% increase in unit sales. Acquired operations since the first quarter of 2019 contributed approximately $0.8 million to this increase.  Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $0.8 million and totaled approximately $3.5 million for the quarter. The remaining increase was due to increases in salaries and wages, benefits, and sales incentive compensation.

UFP INDUSTRIES, INC.

Earnings from operations for the Retail reportable segment increased in the first quarter of 2020 compared to 2019 by $4.5 million, or 40.6%, well in excess of our 9% increase in unit sales as a result of the factors above.

Industrial Segment

Net sales in the first three months of 2020 decreased 7% compared to the same period of 2019, due to a 7% decrease in selling prices due to the Lumber Market.  Unit sales remained flat year over year as recently acquired companies contributed 2% to unit growth but this was offset by a 2% decrease in sales out of existing locations.  Sales to new customers contributed $5 million to our sales this quarter and helped mitigate the decline in demand of our existing customers.

Gross profits increased by 1.4% to $43.9 million for the first three months of 2020 compared to the same period of 2019.  Gross margin increased to 17.1% from 15.8% for the same period last year.  We estimate the lower level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”) contributed 110 basis points to our improvement in gross margin.  The remaining improvement in our profitability was primarily due to the impact of lower lumber costs on products we sell with fixed selling prices and a modest improvement in our sales mix value-added products.

Selling, general and administrative (“SG&A”) expenses increased by approximately $1.3 million, or 5%, in the first quarter of 2020 compared to the same period of 2019. Acquired operations since the first quarter of 2019 contributed approximately $0.6 million to this increase. The remaining increase was due to increases in salaries and wages, benefits, and sales incentive compensation.  Additionally, accrued bonus expense, which varies with our pre-bonus operating profit and return on investment, decreased approximately $0.5 million, and totaled $4.2 million for the quarter.

Earnings from operations for the Industrial reportable segment decreased in the first quarter of 2020 compared to 2019 by $0.7 million, or 4.0%, due to the factors discussed above.

Construction Segment

Net sales in the first three months of 2020 increased 4% compared to the same period of 2019, due to a 6% increase in unit sales, offset by a 2% decrease in selling prices primarily due to the Lumber Market. Our unit growth was organic and driven by a 15% increase in unit sales of concrete forming, a 12% unit increase to factory-built housing, a 3% unit increase to commercial, and a 1% unit increase to site-built construction.  The increase in our unit sales of concrete forming was due to share gains.  Our unit sales to producers of factory-built homes increased primarily due to an increase in industry production.

Gross profits increased by 3.5% to $63.3 million for the first three months of 2020 compared to the same period of 2019.  Gross margin declined slightly to 16.6% from 16.8% for the same period last year, in spite of the lower level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”).  The decline in our gross margin was primarily due to our commercial business unit as a result of customer and product mix.

Selling, general and administrative (“SG&A”) expenses increased by approximately $0.6 million, or 1.3%, in the first quarter of 2020 compared to the same period of 2019, while we reported a 6% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, totaled approximately $3.5 million for the quarter, which was comparable to last year.

Earnings from operations for the Construction reportable segment increased in the first quarter of 2020 compared to 2019 by $1.9 million, or 12.2%, which compares favorably with our 6% increase in unit sales due to the factors above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INTEREST, NET

Interest expense was lower in the first quarter of 2020 compared to the same period of 2019 primarily due to lower outstanding debt balances and variable interest rates in 2020.

UNREALIZED LOSS (GAIN) ON INVESTMENTS

Ardellis (our insurance captive) recorded a $3.2 million unrealized loss on equity investments held in its portfolio in the first three months of 2020 compared to a $1.3 million gain in the same period of the prior year.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes and permanent tax differences.  Our effective tax rate was 24.7% in the first quarter of 2020 compared to 24.3% for same period in 2019.  The slight increase was primarily due to an increase in the permanent tax difference for non-deductible officer compensation.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash used in operating activities	$(46,161)	$(55,829)
Cash used in investing activities	(48,210)	(15,551)
Cash (used in)/provided by financing activities	(39,723)	61,069
Effect of exchange rate changes on cash	(1,719)	248
Net change in all cash and cash equivalents	(135,813)	(10,063)
Cash, cash equivalents, and restricted cash, beginning of period	168,666	28,198
Cash, cash equivalents, and restricted cash, end of period	$32,853	$18,135

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

UFP INDUSTRIES, INC.

substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle improved to 59 days from 65 days during the first quarter of 2020 compared to the prior periods.

	Three Months Ended
	March 28,	March 30,
	2020	2019
Days of sales outstanding	34	34
Days supply of inventory	46	52
Days payables outstanding	(21)	(21)
Days in cash cycle	59	65

The decrease in our days supply of inventory for the first three months of 2020 was primarily due to opportunistic buying when lumber prices were low during the fourth quarter of 2018 and into early 2019 to improve gross profits and higher levels of “safety stock” we carried to address transportation challenges and ensure timely deliveries to our customers.  The company did not engage in this level of opportunistic buying in late 2019 and early 2020.

In the first three months of 2020, our cash used in operating activities was $46.2 million, which was comprised of net earnings of $40.6 million and $21.9 million of non-cash expenses, offset by a $108.6 million seasonal increase in working capital since the end of December 2019.  Our operating cash flow this year improved by $9.7 million compared to the same period of last year primarily due to an improvement in earnings and an increase in non-cash expenses and losses.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first three months of 2020 and totaled $18.5 million and $27.2 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $26.3 million on March 28, 2020.  Notable areas of capital spending include projects to expand capacity and enhance the productivity of our Deckorators product line, several projects to expand manufacturing capacity to serve industrial customers and achieve efficiencies through automation, improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows or our revolving credit facility for the balance of the year.  The sales and purchases of investments totaling $11.3 million and $14 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net repayments of debt of approximately $2.8 million.  Additionally, we paid a quarterly dividend totaling $7.8 million, or $0.125 per share, and repurchased approximately 756,000 shares of our common stock for $29.2 million resulting in an average price paid of $38.62.

On March 28, 2020, we had $3.7 million outstanding on our $375 million revolving credit facility, and we had approximately $361.5 million in remaining availability after considering $9.8 million in outstanding letters of credit. Additionally, we have $150 million in availability under an existing “shelf agreement” for long term debt. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 28, 2020.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

UFP INDUSTRIES, INC.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 28, 2019.

Under the recent re-organization of our reportable segments now centered on our primary markets (retail, industrial, and construction), there were no indicators for impairment for any of the new reporting units. We continue to monitor the results of idX (a reporting unit under the Construction segment) as they have performed below expectations through 2019.  While it has faced challenging end market conditions resulting in this under-performance, we believe our growth and operating improvement strategies and related long-term projections for idX are still reasonable and attainable. Consequently, while the risk of impairment exists, management does not believe an impairment is currently required. Should the Company’s future analysis indicate a significant change in any of the triggering events for this reporting unit, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.  The total value of goodwill and identifiable intangibles associated with the idX reporting unit is $12.3 million and $4.5 million, respectively, at the end of March 2020.

FORWARD OUTLOOK

Most recently, the Company’s goals have been to:

●	Achieve long-term unit sales growth that exceeds positive U.S. GDP by 4 percent to 6 percent;
●	Grow earnings from operations in excess of our unit sales growth; and
●	Earn a return on invested capital in excess of our weighted average cost of capital.

While we believe the effective execution of our strategies will allow us to continue to achieve these long-term goals in the future, our ability to achieve them in 2020 has been adversely impacted by the COVID-19 pandemic.  The following variables should be considered when evaluating our performance for the remainder of 2020.

●	We have experienced a decrease in customer demand and sales. While the vast majority of our customers and operations have been deemed to be essential businesses under the numerous stay at home orders that have been issued by states in which we operate, some of our customers do not meet these requirements and have temporarily shut down. For those customers who remain operating, demand has declined for the majority of them. Market indicators that should be considered when evaluating future demand for our products include:
-	Same store sales growth of national home improvement retail customers, the leading indicator for remodeling activity and home improvement spending forecasts. Sales of our Retail segment comprises approximately 35% of our annual total sales.
-	Housing starts in the northeast and mid-Atlantic states, Colorado, and Texas. Sales of our Site Built business unit within our Construction segment comprises approximately 16% of our total annual sales.
-	Production of manufactured housing. Sales of our Factory Built business unit within our Construction segment comprises 10% of our total annual sales.
-	Non-residential construction spending. Sales of our Commercial and Concrete Forming business units within our Construction segment comprises approximately 10% of our total annual sales.
-	Industrial production, Purchasing Managers Index, and U.S. GDP. Sales of our Industrial segment comprises approximately 25% of our total annual sales.
●	We have over 150 geographically dispersed plant locations, many of which have the ability to serve multiple market segments. These capabilities enhance our ability to supply our customers from multiple locations in

UFP INDUSTRIES, INC.

the event an operation is idled due to the pandemic. To date, two of our operations have been temporarily idled and one has been permanently idled. We do not anticipate a significant loss of sales from these actions. Depending on the length of the “stay at home” orders and the severity of the impact on future customer demand, we may temporarily or permanently idle additional locations in the future. These actions could result in certain losses including asset impairment charges to property, plant and equipment, right of use leased assets, inventory and other long-lived assets as well certain exit costs.
●	On a consolidated basis, and based on our 2019 results of operations and business mix, we believe our decremental operating margin is in a range of 10% to 15% of net sales. In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by 10 cents to 15 cents. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). In addition to the variables above, factors that may cause our actual results to vary significantly from this range include:
-	Changes in our selling prices
-	Changes in our sales mix by market segment and product
-	The impact and level of the Lumber Market and trends in the commodity costs of our products
-	Changes in labor rates
-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate

●	We have reduced our capital expenditure budget to $80 million from $100 million for 2020.
●	The CARES act allows us to defer certain payroll taxes from the end of March through the end of our 2020 fiscal year, which we estimate will total approximately $20 million. This liability must be paid in equal annual installments on December 31, 2021 and December 31, 2022.
●	We believe our cash cycle will remain consistent with historical trends and result in a reduction in working capital and increase in cash as sales decline.

The Company has a strong balance sheet and liquidity position, which improved to $433 million at the end of April 2020.  Based on current economic forecasts of GDP and other factors above, as well as our assumptions for projected sales for the balance of the year, we believe the Company will generate positive cash flow and net earnings for the full fiscal year of 2020, while continuing to enhance its strong liquidity position.

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

UFP INDUSTRIES, INC.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 28, 2020 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended March 28, 2020, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, due to the segment structure change, there was a material change in our internal controls specific to the segment structure change process.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We may be adversely affected by the impact of COVID-19 (Coronavirus) pandemic. Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic. COVID-19, as well as measures taken by governmental authorities and businesses to limit the spread of this virus, may result in an adverse change in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations.  This has caused, and may continue to cause, us to materially curtail certain of our business operations, and has had and could continue to have, a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay.  This may result in higher write-offs of receivables than we normally experience.  We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk.  As a result, our accounts receivable aging at the end of April was over 90% current. Most recently our bad debt expense as a percentage of sales was 0.09%, 0.03%, and 0.03%, in 2019, 2018, and 2017, respectively.  During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

There could be limited future availability of materials from our suppliers.  While many of our suppliers have reduced their manufacturing capacity in response to the anticipated reduction in demand, we currently believe we have sufficient sources of supply to meet our customers’ needs in our primary product categories.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 29, 2019 – February 1, 2020	—	—	—	1,860,354
February 2 – February 29, 2020	—	—	—	1,860,354
March 1 – March 28, 2020	756,397	38.62	756,397	1,103,957
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized an additional 2 million shares to be repurchased under our share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 1.1 million.

UFP INDUSTRIES, INC.

Item 5. Other Information.

None.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

UFP INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP INDUSTRIES, INC.

Date: May 6, 2020	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 6, 2020	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer