Form 10-Q
period 2020-06-27
UFP INDUSTRIES INC
filed 2020-07-30
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 27, 2020
Common stock, $1 par value	61,169,181

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	June 27,	December 28,	June 29,
	2020	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200,546	$168,336	$20,497
Restricted cash	724	330	1,024
Investments	19,195	18,527	16,776
Accounts receivable, net	522,930	364,027	483,263
Inventories:
Raw materials	244,073	236,283	258,078
Finished goods	215,351	250,591	270,602
Total inventories	459,424	486,874	528,680
Refundable income taxes	—	13,272	—
Other current assets	33,786	41,706	46,868
TOTAL CURRENT ASSETS	1,236,605	1,093,072	1,097,108
DEFERRED INCOME TAXES	2,058	2,763	2,341
RESTRICTED INVESTMENTS	17,162	16,214	14,856
RIGHT OF USE ASSETS	77,039	80,167	70,650
OTHER ASSETS	24,205	24,884	23,328
GOODWILL	247,482	229,536	225,269
INDEFINITE-LIVED INTANGIBLE ASSETS	7,350	7,354	7,359
OTHER INTANGIBLE ASSETS, NET	45,131	48,313	41,176
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	922,427	884,963	851,565
Less accumulated depreciation and amortization	(520,851)	(497,789)	(482,993)
PROPERTY, PLANT AND EQUIPMENT, NET	401,576	387,174	368,572
TOTAL ASSETS	2,058,608	1,889,477	1,850,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$24,972
Accounts payable	199,338	142,479	189,649
Accrued liabilities:
Compensation and benefits	129,290	141,892	100,409
Income taxes	25,109	—	739
Other	63,278	51,572	48,746
Current portion of lease liability	15,411	15,283	14,918
Current portion of long-term debt	2,786	2,816	173
TOTAL CURRENT LIABILITIES	435,212	354,042	379,606
LONG-TERM DEBT	161,057	160,867	187,471
LEASE LIABILITY	61,674	64,884	55,875
DEFERRED INCOME TAXES	22,685	22,880	14,773
OTHER LIABILITIES	38,655	29,071	29,701
TOTAL LIABILITIES	719,283	631,744	667,426
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,169,181, 61,408,589 and 61,366,680	61,169	61,409	61,367
Additional paid-in capital	213,809	192,173	192,783
Retained earnings	1,057,817	995,022	917,704
Accumulated other comprehensive income	(8,396)	(4,889)	(4,479)
Total controlling interest shareholders’ equity	1,324,399	1,243,715	1,167,375
Noncontrolling interest	14,926	14,018	15,858
TOTAL SHAREHOLDERS’ EQUITY	1,339,325	1,257,733	1,183,233
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,058,608	$1,889,477	$1,850,659

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
NET SALES	$1,242,001	$1,239,817	$2,274,063	$2,254,943
COST OF GOODS SOLD	1,037,070	1,053,091	1,901,896	1,913,950
GROSS PROFIT	204,931	186,726	372,167	340,993
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	113,781	112,891	223,121	218,207
OTHER	(1,209)	(402)	(1,944)	103
EARNINGS FROM OPERATIONS	92,359	74,237	150,990	122,683
INTEREST EXPENSE	1,898	2,407	3,805	4,867
INTEREST INCOME	(189)	(512)	(530)	(757)
UNREALIZED LOSS (GAIN) ON INVESTMENTS AND OTHER	(2,701)	(170)	472	(1,518)
	(992)	1,725	3,747	2,592
EARNINGS BEFORE INCOME TAXES	93,351	72,512	147,243	120,091
INCOME TAXES	23,657	17,367	36,979	28,944
NET EARNINGS	69,694	55,145	110,264	91,147
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,231)	(630)	(3,642)	(1,092)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$66,463	$54,515	$106,622	$90,055

EARNINGS PER SHARE - BASIC	$1.08	$0.88	$1.73	$1.46
EARNINGS PER SHARE - DILUTED	$1.08	$0.88	$1.73	$1.46

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	69,694	55,145	110,264	91,147
OTHER COMPREHENSIVE GAIN (LOSS)	2,839	471	(5,717)	1,844
COMPREHENSIVE INCOME	72,533	55,616	104,547	92,991
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,356)	(791)	(1,432)	(1,477)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$69,177	$54,825	$103,115	$91,514

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 28, 2019	$61,409	$192,173	$995,022	$(4,889)	$14,018	$1,257,733
Net earnings			40,159		411	40,570
Foreign currency translation adjustment				(5,951)	(2,335)	(8,286)
Unrealized loss on debt securities				(270)		(270)
Distributions to noncontrolling interest					(299)	(299)
Additional purchase of noncontrolling interest		130			(225)	(95)
Cash dividends - $0.125 per share - quarterly			(7,730)			(7,730)
Issuance of 10,549 shares under employee stock plans	10	309				319
Net issuance of 350,124 shares under stock grant programs	350	12,454	1			12,805
Issuance of 89,616 shares under deferred compensation plans	89	(89)				—
Repurchase of 756,397 shares	(756)		(28,456)			(29,212)
Expense associated with share-based compensation arrangements		1,404				1,404
Accrued expense under deferred compensation plans		5,343				5,343
Balance at March 28, 2020	$61,102	$211,724	$998,996	$(11,110)	$11,570	$1,272,282
Net earnings			66,463		3,231	69,694
Foreign currency translation adjustment				2,026	125	2,151
Unrealized loss on debt securities				688		688
Cash dividends - $0.125 per share - quarterly			(7,644)			(7,644)
Issuance of 9,714 shares under employee stock plans	10	367				377
Net issuance of 42,880 shares under stock grant programs	43	(174)	2			(129)
Issuance of 14,106 shares under deferred compensation plans	14	(14)				—
Expense associated with share-based compensation arrangements		824				824
Accrued expense under deferred compensation plans		1,082				1,082
Balance at June 27, 2020	$61,169	$213,809	$1,057,817	$(8,396)	$14,926	$1,339,325

See notes to condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 29, 2018	$60,884	$178,540	$839,917	$(5,938)	$15,281	$1,088,684
Net earnings			35,540		462	36,002
Foreign currency translation adjustment				982	224	1,206
Unrealized gain (loss) on investment & foreign currency				167		167
Distributions to noncontrolling interest					(500)	(500)
Issuance of 10,259 shares under employee stock plans	10	251				261
Net issuance of 320,069 shares under stock grant programs	320	6,101				6,421
Issuance of 138,295 shares under deferred compensation plans	138	(138)				—
Expense associated with share-based compensation arrangements		1,226				1,226
Accrued expense under deferred compensation plans		4,899				4,899
Balance at March 30, 2019	$61,352	$190,879	$875,457	$(4,789)	$15,467	$1,138,366
Net earnings			54,515		630	55,145
Foreign currency translation adjustment				151	161	312
Unrealized gain (loss) on investment & foreign currency				159		159
Distributions to noncontrolling interest					(400)	(400)
Cash dividends - $0.200 per share - semiannually			(12,271)			(12,271)
Issuance of 8,694 shares under employee stock plans	9	272				281
Net forfeiture of 10,819 shares under stock grant programs	(11)	(262)	3			(270)
Issuance of 16,433 shares under deferred compensation plans	17	(17)				—
Expense associated with share-based compensation arrangements		885				885
Accrued expense under deferred compensation plans		1,026				1,026
Balance at June 29, 2019	$61,367	$192,783	$917,704	$(4,479)	$15,858	$1,183,233

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	June 27,	June 29,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$110,264	$91,147
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	31,330	29,200
Amortization of intangibles	3,129	2,946
Expense associated with share-based and grant compensation arrangements	2,303	2,209
Deferred income taxes (credit)	290	(536)
Unrealized loss (gain) on investments	473	(1,518)
Net gain on disposition of assets and impairment of assets	(271)	(321)
Changes in:
Accounts receivable	(155,554)	(139,468)
Inventories	25,983	28,008
Accounts payable and cash overdraft	57,017	49,947
Accrued liabilities and other	72,246	9,334
NET CASH FROM OPERATING ACTIVITIES	147,210	70,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(46,730)	(42,477)
Proceeds from sale of property, plant and equipment	644	977
Acquisitions and purchases of non-controlling interest, net of cash received	(18,689)	(5,034)
Purchases of investments	(20,094)	(4,859)
Proceeds from sale of investments	18,339	3,667
Other	318	(10)
NET CASH USED IN INVESTING ACTIVITIES	(66,212)	(47,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	6,759	393,434
Repayments under revolving credit facilities	(6,498)	(408,027)
Repayment of debt	(3,077)	(3,061)
Proceeds from issuance of common stock	697	542
Dividends paid to shareholders	(15,374)	(12,271)
Distributions to noncontrolling interest	(299)	(900)
Repurchase of common stock	(29,212)	—
Other	32	28
NET CASH USED IN FINANCING ACTIVITIES	(46,972)	(30,255)
Effect of exchange rate changes on cash	(1,422)	366
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,604	(6,677)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	168,666	28,198
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$201,270	$21,521

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$168,336	$27,316
Restricted cash, beginning of period	330	882
Cash, cash equivalents, and restricted cash, beginning of period	$168,666	$28,198

Cash and cash equivalents, end of period	$200,546	$20,497
Restricted cash, end of period	724	1,024
Cash, cash equivalents, and restricted cash, end of period	$201,270	$21,521

SUPPLEMENTAL INFORMATION:
Interest paid	$3,793	$4,658
Income taxes paid	1,778	14,569
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	5,538	5,041

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

On April 22, 2020, the shareholders approved changing the name of the Company from Universal Forest Products, Inc., to UFP Industries, Inc.

Seasonality has a significant impact on our working capital from March to August which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 29, 2019 balances in the accompanying unaudited condensed consolidated balance sheets.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide, which subsequently resulted in a variety of “stay at home” orders issued by states in which we operate.  As of the date of this filing, the majority of our customers and operations have been deemed to be essential businesses under these state orders.   Consequently, all but three of our 150 plant locations remain operating.  We cannot reasonably estimate the length or severity of this pandemic and government restrictions on business activity, or the extent to which these restrictions may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	June 27, 2020				June 29, 2019
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$57	$3,084	$—	$3,141	$57	$1,051	$—	$1,108
Fixed income funds	247	16,209	—	16,456	2,709	11,222	—	13,931
Equity securities	9,958	—	—	9,958	8,651	—	—	8,651
Alternative investments	—	—	1,836	1,836	—	—	1,829	1,829
Mutual funds:								—
Domestic stock funds	6,359	—	—	6,359	2,472	—	—	2,472
International stock funds	1,124	—	—	1,124	2,059	—	—	2,059
Target funds	270	—	—	270	266	—	—	266
Bond funds	232	—	—	232	815	—	—	815
Alternative funds	332	—	—	332	1,696	—	—	1,696
Total mutual funds	8,317	—	—	8,317	7,308	—	—	7,308
Total	$18,579	$19,293	$1,836	$39,708	$18,725	$12,273	$1,829	$32,827
Assets at fair value	$18,579	$19,293	$1,836	$39,708	$18,725	$12,273	$1,829	$32,827

From the assets measured at fair value as of June 27, 2020, listed in the table above, $19.2 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.9 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $16.5 million of fixed income funds and $3.1 million of money markets funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $35.7 million as of June 27, 2020, consisting of domestic and international stocks, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 27, 2020
		Unrealized
	Cost	Gain/(Loss)	Fair Value
Fixed Income	$15,497	$959	$16,456
Equity	9,107	850	9,957
Mutual Funds	6,553	849	7,402
Alternative Investments	1,857	(22)	1,835
Total	$33,014	$2,636	$35,650

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities.  Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our alternative investments consist of the private real estate income trust which is valued as a Level 3 asset.  The net unrealized gain was $2.6 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of June 27, 2020.

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

UFP INDUSTRIES, INC.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended			Six Months Ended
(in thousands)	June 27,	June 29,		June 27,	June 29,
Market Classification	2020	2019	% Change	2020	2019	% Change
FOB Shipping Point Revenue	$1,241,167	$1,220,844	1.7%	$2,259,073	$2,217,667	1.9%
Construction Contract Revenue	32,342	43,663	-25.9%	65,142	78,445	-17.0%
Total Gross Sales	1,273,509	1,264,507	0.7%	2,324,215	2,296,112	1.2%
Sales Allowances	(31,508)	(24,690)	27.6%	(50,152)	(41,169)	21.8%
Total Net Sales	$1,242,001	$1,239,817	0.2%	$2,274,063	$2,254,943	0.8%

The Construction segment comprises the construction contract revenue shown above.  Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 27,	December 28,	June 29,
	2020	2019	2019
Cost and Earnings in Excess of Billings	$4,377	$4,690	$6,309
Billings in Excess of Cost and Earnings	10,658	6,622	5,222

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Numerator:
Net earnings attributable to controlling interest	$66,463	$54,515	$106,622	$90,055
Adjustment for earnings allocated to non-vested restricted common stock	(1,887)	(1,384)	(2,921)	(2,245)
Net earnings for calculating EPS	$64,576	$53,131	$103,701	$87,810
Denominator:
Weighted average shares outstanding	61,494	61,691	61,659	61,544
Adjustment for non-vested restricted common stock	(1,746)	(1,566)	(1,689)	(1,534)
Shares for calculating basic EPS	59,748	60,125	59,970	60,010
Effect of dilutive restricted common stock	18	23	18	21
Shares for calculating diluted EPS	59,766	60,148	59,988	60,031
Net earnings per share:
Basic	$1.08	$0.88	$1.73	$1.46
Diluted	$1.08	$0.88	$1.73	$1.46

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

On a consolidated basis, we have reserved approximately $1.9 million on June 27, 2020 and $2.0 million on June 29, 2019, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on June 27, 2020, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 27, 2020, we had outstanding purchase commitments on commenced capital projects of approximately $23.0 million.

UFP INDUSTRIES, INC.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of June 27, 2020, we had approximately $6.8 million outstanding payment and performance bonds for open projects. We had approximately $8.6 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 27, 2020, we had outstanding letters of credit totaling $37.3 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of June 27, 2020, we have irrevocable letters of credit outstanding totaling approximately $27.5 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2020 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2020 and since the end of June 2019, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	March 13, 2020	$21,851 cash paid for 100% asset purchase and estimated contingent consideration	$18,289	$3,562	Construction
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

	August 12, 2019	$17,809 cash paid for 100% asset purchase and estimated contingent consideration	$8,290	$9,519	Retail
Northwest Painting, Inc. ("Northwest")

A supplier of pre-painted building materials, including siding, soffit, panels and trim to the Western U.S. Northwest had annual sales of approximately $14 million. The acquisition of Northwest will expand our capacity to produce coated siding and trim for customers in the Northwest and Mountain West regions.

The intangible assets for the Quest, Pallet USA, and Northwest acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts.  In aggregate, acquisitions completed since the end of June 2019 and not consolidated with other operations contributed approximately $13.8 million in net sales and $1.3 million in operating profits during the second quarter of 2020.  Similarly, these acquisitions contributed approximately $22.2 million in net sales and $1.7 million in operating profits in the first six months of 2020.

G.       SEGMENT REPORTING

The Company operates manufacturing, treating and distribution facilities internationally, but primarily in the United States. Effective January 1, 2020, the Company re-organized around the markets it serves rather than geography. The prior periods have been recast to reflect the new segment structure. The business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. This change allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. The Company manages the operations of its individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world.

UFP INDUSTRIES, INC.

Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below.

The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments.  Operating results of Corporate primarily consists of over (under) allocated costs.  The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates. Total assets of the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., and UFP Transportation Ltd.

During the second quarter of 2020, management retrospectively reallocated certain inter-company charges from Corporate to their respective segments to better assess segment profitability. Prior year information in these tables has been restated to reflect these changes.

	Three Months Ended June 27, 2020
(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$609,190	$224,379	$359,170	$49,411	$(149)	$1,242,001
Intersegment net sales	34,104	9,795	16,353	67,712	(127,964)	—
Segment operating profit	45,775	15,420	19,542	8,633	2,989	92,359

	Three Months Ended June 29, 2019
(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$482,090	$291,245	$414,825	$52,669	$(1,012)	$1,239,817
Intersegment net sales	39,232	13,596	14,505	56,590	(123,923)	—
Segment operating profit	22,430	20,709	20,268	3,735	7,095	74,237

	Six Months Ended June 27, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$961,351	$480,922	$740,325	$91,804	$(339)	$2,274,063
Intersegment net sales	63,962	21,015	31,776	120,879	(237,632)	—
Segment operating profit	59,901	31,800	34,031	13,124	12,134	150,990

	Six Months Ended June 29, 2019
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$815,190	$566,004	$779,962	$94,779	$(992)	$2,254,943
Intersegment net sales	68,803	24,658	26,336	109,719	(229,516)	—
Segment operating profit	33,300	39,440	34,857	5,929	9,157	122,683

UFP INDUSTRIES, INC.

Identifiable intangibles have been transferred and goodwill was re-allocated, based on their relative fair values, to our new segments and reporting units.  The following table presents goodwill by segment as of June 27, 2020, and December 28, 2019 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 28, 2019	$58,098	$81,276	$82,911	$7,251	$—	$229,536
2020 Acquisitions	—	—	18,289	—	—	18,289
2020 Purchase Accounting Adjustments	202	22	—	—	—	224
Foreign Exchange, Net	—	—	(188)	(379)	—	(567)
Balance as of June 27, 2020	$58,300	$81,298	$101,012	$6,872	$—	$247,482

The following table presents total assets by segment as of June 27, 2020, and December 28, 2019.

	Total Assets by Segment
(in thousands)	June 27,	December 28,
Segment Classification	2020	2019	% Change
Retail	$583,480	$402,221	45.1%
Industrial	337,027	377,329	(10.7)
Construction	512,111	522,638	(2.0)
All Other	145,205	136,990	6.0
Corporate	480,785	450,299	6.8
Total Assets	$2,058,608	$1,889,477	9.0%

Note:  During 2020, certain assets were reclassified to a different segment. Prior year information in this table has been restated to reflect these changes.

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences.  Our effective tax rate was 25.3% in the second quarter of 2020 compared to 24.0% for same period in 2019.  Our effective tax rate was 25.1% in the first six months of 2020 compared to 24.1% for the same period in 2019.  The increase was primarily due to the foreign tax rate differential on foreign income and a reduction in state tax credits in 2020.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2020 and 2019 (in thousands, except average share price):

	June 27, 2020
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	20	$40.45

Shares issued under the employee stock gift program	2	43.38
Shares issued under the director retainer stock program	45	24.20
Shares issued under the long term stock incentive plan	271	47.51
Shares issued under the executive stock match grants	79	47.60
Forfeitures	(4)
Total shares issued under stock grant programs	393	$44.88

Shares issued under the deferred compensation plans	103	$53.39

UFP INDUSTRIES, INC.

During the first six months of 2020, we repurchased approximately 756,000 shares of our common stock at an average share price of $38.62.

	June 29, 2019
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	19	$33.63

Shares issued under the employee stock gift program	3	31.94
Shares issued under the director retainer stock program	2	33.74
Shares issued under the long term stock incentive plan	211	30.83
Shares issued under the executive stock match grants	109	31.57
Forfeitures	(16)
Total shares issued under stock grant programs	309	$31.11

Shares issued under the deferred compensation plans	155	$32.58

During the first six months of 2019, we did not repurchase any of our common stock.

J.       SUBSEQUENT EVENTS

On July 14, 2020, we acquired the operating assets of T&R Lumber Company and its affiliates, Sullivan & Mann and Kelmar Creations, for $17.0 million. Based in Rancho Cucamonga, California, T&R manufactures and distributes a range of products used primarily by nurseries, including plastic growing containers, pots and trays; wooden stakes; trellises; tree boxes; shipping racks; and other nursery supplies.

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

On April 22, 2020, our shareholders approved changing the name of the Company from Universal Forest Products, Inc., to UFP Industries, Inc.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the second quarter of 2020.

OVERVIEW

Our results for the second quarter of 2020 include the following highlights:

●	Our net sales were flat compared to the second quarter of 2019, which was comprised of a 3% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below) offset by a 3% decrease in unit sales due to a decline in demand in two of our segments resulting from the pandemic. Unit sales to our construction and industrial segments declined 16% and 27%, respectively, which was offset by unit sales growth to our retail segment of 22% as “stay at home orders” prompted consumers to initiate more home improvement activities.
●	Our operating profits increased 24% in spite of a 3% decline in our unit sales. The improvement in our profitability was driven by a number of factors, including strong organic growth and effective leveraging of fixed costs and the impact of rising lumber prices on commodity-based products such as our ProWood pressure-treated products which are sold on a variable price tied to the Lumber Market. See Historical Lumber Prices and Impact of the Lumber Market on Our Operating Results below.
●	Our cash flow from operations for the first six months of 2020 increased to $147 million from $71 million last year due to a $24 million increase in net earnings and non-cash expenses and a $52 million decrease in our net working capital since year end. The decrease in net working capital was primarily due to an increase in our accrued liabilities, particularly our accrued income taxes.

UFP INDUSTRIES, INC.

●	As a result of our strong operating cash flow our cash surplus exceeded our debt by almost $37 million at the end of the June 2020.
●	Our available borrowing capacity under revolving credit facilities and cash surplus resulted in total liquidity of approximately $562 million at the end of June 2020.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2020	2019
January	$377	$331
February	402	370
March	420	365
April	358	354
May	394	346
June	455	329

Second quarter average	$402	$343
Year-to-date average	$401	$349

Second quarter percentage change	17.2%
Year-to-date percentage change	14.9%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2020	2019
January	$346	$370
February	345	403
March	360	408
April	333	401
May	412	383
June	494	344

Second quarter average	$413	$376
Year-to-date average	$382	$385

Second quarter percentage change	9.8%
Year-to-date percentage change	(0.8)%

The sequential increase in lumber prices above is due to a combination of mill production curtailments and demand for lumber much higher than expectations.

UFP INDUSTRIES, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products.  Lumber costs were 44.1% and 43.4% of our sales in the first six months of 2020 and 2019, respectively.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is greatest in our third and fourth quarters.
●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to pressure-treated lumber sold to the retail market.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 19% of our total sales. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

UFP INDUSTRIES, INC.

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

BUSINESS COMBINATIONS

We completed one business acquisition during the first six months of 2020 and three during all of 2019. The annual historical sales attributable to acquisitions completed in the first six months of 2020 and all of 2019 were approximately $22 million and $32 million, respectively.  These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2020 and 2019 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.5	84.9	83.6	84.9
Gross profit	16.5	15.1	16.4	15.1
Selling, general, and administrative expenses	9.2	9.1	9.8	9.7
Other	(0.1)	—	(0.1)	—
Earnings from operations	7.4	6.0	6.6	5.4
Other expense, net	(0.1)	0.1	0.2	0.1
Earnings before income taxes	7.5	5.8	6.5	5.3
Income taxes	1.9	1.4	1.6	1.3
Net earnings	5.6	4.4	4.8	4.0
Less net earnings attributable to noncontrolling interest	(0.3)	(0.1)	(0.2)	—
Net earnings attributable to controlling interest	5.4%	4.4%	4.7%	4.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of net sales, adjusted to restate 2020 net sales and cost of goods sold at prior year lumber prices.  The restated net sales amounts were calculated by adjusting 2020 sales for the change in our selling prices resulting primarily from underlying movements in commodity lumber prices in 2020 from 2019.  By eliminating the “pass-through” impact of higher or lower lumber prices on net sales and cost of goods sold from year to year, we believe this provides an enhanced view of our change in profitability and costs as a percentage of sales.  The amount of the adjustment to 2020 net sales was also applied to cost of goods sold so that gross profit remains unchanged.

	Adjusted for Lumber Market Change		Adjusted for Lumber Market Change
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	84.8	83.5	84.8
Gross profit	17.0	15.2	16.5	15.2
Selling, general, and administrative expenses	9.5	10.4	9.9	10.4
Other	(0.1)	—	(0.1)	—
Earnings from operations	7.7	4.8	6.7	4.8
Other expense, net	(0.1)	0.1	0.2	0.1
Earnings before income taxes	7.8	4.7	6.5	4.7
Income taxes	2.0	1.1	1.6	1.1
Net earnings	5.8	3.5	4.9	3.5
Less net earnings attributable to noncontrolling interest	(0.3)	—	(0.2)	—
Net earnings attributable to controlling interest	5.5%	3.5%	4.7%	3.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

Operating Results by Segment:

Effective January 1, 2020, the Company re-organized around the markets it serves rather than geography. Our new business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. This change allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. The Company manages the operations of its individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments.  Operating results of Corporate primarily consists of over (under) allocated costs.  The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates.

UFP INDUSTRIES, INC.

The following tables present our operating results, for the periods indicated, by segment.

	Three Months Ended June 27, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$609,190	$224,379	$359,170	$49,411	$(149)	$1,242,001
Cost of goods sold	525,912	187,206	297,494	32,576	(6,118)	1,037,070
Gross profit	83,278	37,173	61,676	16,835	5,969	204,931
Selling, general, administrative expenses	37,557	21,674	42,246	9,164	3,141	113,782
Other	(54)	79	(112)	(962)	(161)	(1,210)
Earnings from operations	$45,775	$15,420	$19,542	$8,633	$2,989	$92,359

	Three Months Ended June 29, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$482,090	$291,245	$414,825	$52,669	$(1,012)	$1,239,817
Cost of goods sold	426,834	246,276	346,725	39,890	(6,634)	1,053,091
Gross profit	55,256	44,969	68,100	12,779	5,622	186,726
Selling, general, administrative expenses	32,950	24,265	47,916	8,966	(1,206)	112,891
Other	(124)	(5)	(84)	78	(267)	(402)
Earnings from operations	$22,430	$20,709	$20,268	$3,735	$7,095	$74,237

	Six Months Ended June 27, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$961,351	$480,922	$740,325	$91,804	$(339)	$2,274,063
Cost of goods sold	834,333	401,453	617,903	62,698	(14,491)	1,901,896
Gross profit	127,018	79,469	122,422	29,106	14,152	372,167
Selling, general, administrative expenses	67,081	47,582	88,687	17,729	2,042	223,121
Other	36	87	(296)	(1,747)	(24)	(1,944)
Earnings from operations	$59,901	$31,800	$34,031	$13,124	$12,134	$150,990

	Six Months Ended June 29, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$815,190	$566,004	$779,962	$94,779	$(992)	$2,254,943
Cost of goods sold	723,381	478,027	651,466	71,569	(10,493)	1,913,950
Gross profit	91,809	87,977	128,496	23,210	9,501	340,993
Selling, general, administrative expenses	58,589	48,561	93,600	16,900	557	218,207
Other	(80)	(24)	39	381	(213)	103
Earnings from operations	$33,300	$39,440	$34,857	$5,929	$9,157	$122,683

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended June 27, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.3	83.4	82.8	65.9	—	83.5
Gross profit	13.7	16.6	17.2	34.1	—	16.5
Selling, general, administrative expenses	6.2	9.7	11.8	18.5	—	9.2
Other	—	—	—	(1.9)	—	(0.1)
Earnings from operations	7.5%	6.9%	5.4%	17.5%	—	7.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended June 29, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	88.5	84.6	83.6	75.7	—	84.9
Gross profit	11.5	15.4	16.4	24.3	—	15.1
Selling, general, administrative expenses	6.8	8.3	11.6	17.0	—	9.1
Other	—	—	—	0.1	—	—
Earnings from operations	4.7%	7.1%	4.8%	7.2%	—	6.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 27, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.8	83.5	83.5	68.3	—	83.6
Gross profit	13.2	16.5	16.5	31.7	—	16.4
Selling, general, administrative expenses	7.0	9.9	12.0	19.3	—	9.8
Other	—	—	—	(1.9)	—	(0.1)
Earnings from operations	6.2%	6.6%	4.5%	14.3%	—	6.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 29, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	88.7	84.5	83.5	75.5	—	84.9
Gross profit	11.3	15.5	16.5	24.5	—	15.1
Selling, general, administrative expenses	7.2	8.6	12.0	17.8	—	9.7
Other	—	—	—	0.4	—	0.0
Earnings from operations	4.1%	6.9%	4.5%	6.3%	—	5.4%

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

	Three Months Ended June 27, 2020		Three Months Ended June 29, 2019

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	58.5%	41.5%	60.7%	39.3%
Industrial	66.5%	33.5%	66.3%	33.7%
Construction	79.2%	20.8%	80.7%	19.3%
Total Sales	66.6%	33.4%	69.2%	30.8%

	Six Months Ended June 27, 2020		Six Months Ended June 29, 2019

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	57.8%	42.2%	58.8%	41.2%
Industrial	66.7%	33.3%	66.1%	33.9%
Construction	79.2%	20.8%	80.3%	19.7%
Total Sales	67.2%	32.8%	68.6%	31.4%

●	Developing new products. New products are defined as products that will generate sales of at least a $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales and gross profits in the second quarter were up 6% and 13%, respectively. Approximately $24 million and $66 million of new product sales for the first three and six months of 2019, respectively, while still sold, were sunset in 2020 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $475 million in 2020.

UFP INDUSTRIES, INC.

	New Product Sales by Segment			New Product Sales by Segment
	Three Months Ended			Six Months Ended
	June 27,	June 29,	%	June 27,	June 29,	%
Segment Classification	2020	2019	Change	2020	2019	Change
Retail	$113,499	98,230	15.5%	$182,164	$157,310	15.8%
Industrial	13,567	16,217	(16.3)%	29,891	32,485	(8.0)%
Construction	12,418	16,672	(25.5)%	26,155	29,480	(11.3)%
All Other	2,420	3,089	(21.7)%	5,499	6,361	(13.6)%
Total New Product Sales	141,904	134,208	5.7%	243,709	225,636	8.0%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.
●	Selling to new customers and markets.

Retail Segment

Net sales in the second quarter of 2020 increased approximately 26% compared to the same period of 2019, due to a 22% increase in unit sales and a 4% increase in selling prices. Acquired operations contributed 1% to our unit sales growth, and our organic unit sales growth was 21%. Our organic unit growth was primarily driven by a 27% increase of our ProWood pressure-treated products, a 23% increase in Outdoor Essentials Fence, Lawn & Garden products, and a 72% increase in our Dimensions Home & Décor products including project panels and short lumber.  Our new product sales contributed to these increases and were up 15.5% for the quarter.    Finally, our sales to big box customers increased 33%, and sales to other independent retailers increased 13%.

Gross profits increased by 50.7% to $83.3 million for the second quarter of 2020 compared to the same period last year as gross margins increased to 13.7% compared to 11.5% for the same period of 2019.  We estimate the higher level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”) reduced gross margin by 50 basis points.  Improvements in our profitability were primarily due to the impact of strong organic growth which allowed us to leverage fixed costs and the sequential rise in lumber prices which favorably impacted our gross profit per unit of products sold on a variable price such as ProWood pressure-treated lumber.

Selling, general and administrative (“SG&A”) expenses increased by approximately $4.6 million, or 14.0%, in the second quarter of 2020 compared to the same period of 2019, while we reported a 22% increase in unit sales. Acquired operations since the second quarter of 2019 contributed approximately $0.8 million to this increase.  Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $3.2 million and totaled approximately $8.4 million for the quarter. The remaining increase was due to increases in salaries and wages which were partially offset by decreases in advertising and travel and related costs.

Earnings from operations for the Retail reportable segment increased in the second quarter of 2020 compared to 2019 by $23.3 million, or 104.1%, well in excess of our 22% increase in unit sales as a result of the factors above.

Net sales in the first six months of 2020 increased 18% compared to the same period of 2019, due to a 17% increase in unit sales and a 1% increase in selling prices. Acquired operations contributed 1% to our unit sales growth, and organic unit sales growth was 16%. Our organic unit growth was primarily driven by a 22% increase in our ProWood pressure-treated products, a 17% increase in Outdoor Essentials Fence, Lawn & Garden products, and a 51% increase in our Dimensions Home & Décor products including project panels and short lumber. Our new product sales contributed to these increases and were up 15.8%. Sales to big box customers were up 23% and sales to other independent retailers increased 8%.

UFP INDUSTRIES, INC.

Gross profits in the first six months of 2020 increased 38.4% to $127.0 million compared to the same period of 2019 as gross margins increased to 13.2% compared to 11.3% for the same period of 2019. The impact of higher lumber prices contributed to a 10 basis point decline in our gross margin. Improvements in our profitability were primarily due to the impact of effective inventory positioning resulting in lower lumber costs, favorable changes in product mix, and strong organic growth which allowed us to leverage fixed costs, and the sequential rise in lumber prices in the second quarter which favorably impacted our gross profit per unit of products sold on a variable price such as ProWood pressure-treated lumber.

Selling, general and administrative (“SG&A”) expenses increased by approximately $8.5 million, or 14.4%, in the first six months of 2020 compared to the same period of 2019, while we reported a 17% increase in unit sales. Acquired operations since the second quarter of 2019 contributed approximately $1.6 million to this increase. Accrued bonus expense increased approximately $4.2 million and totaled approximately $11.9 for the first six months of 2020. The remaining increase was due to increases in salaries and wages and in-store merchandise offset by a decline in advertising and other costs.

Earnings from operations for the Retail reportable segment increased in the first six months of 2020 compared to 2019 by $26.6 million, or 79.9%, well in excess of our 17% increase in unit sales as a result of the factors mentioned above.

Industrial Segment

Net sales in the second quarter of 2020 decreased 23% compared to the same period of 2019, due to a 27% decrease in unit sales due to the impact of the pandemic, offset by a 4% increase in selling prices due to the Lumber Market.

Gross profits decreased by 17.3% to $37.2 million for the second quarter of 2020 compared to the same period of 2019 due to the decline in unit sales.  However, gross margin increased to 16.6% from 15.4% for the same period last year.  We estimate the higher level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”) caused a decline in margin of 90 basis points.  The remaining improvement in our profitability was primarily due to the impact of effective inventory positioning resulting in lower lumber costs and favorable improvements in our sales mix.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $2.6 million, or 10.7%, in the second quarter of 2020 compared to the same period of 2019. Acquired operations since the second quarter of 2019 contributed approximately $0.5 million to our costs.  Accrued bonus expense, which varies with our pre-bonus operating profit and return on investment, decreased approximately $2.9 million, and totaled $2.2 million for the quarter.

Earnings from operations for the Industrial reportable segment decreased in the second quarter of 2020 compared to 2019 by $5.3 million, or 25.5%, due to the factors discussed above.

Net sales in the first six months of 2020 decreased 15% compared to the same period of 2019, due to a 14% decrease in unit sales due to the impact of the pandemic and a 1% decline in selling prices.

Gross profits in the first six months of 2020 declined 9.7% to $79.5 million compared to the same period of 2019, while gross margins increased to 16.5% compared to 15.5% for the same period of 2019. We estimate the impact of the Lumber Market contributed 20 basis points to our improvement in gross margin. The remaining improvement in our gross margin was primarily due to the impact of effective inventory positioning resulting in lower lumber costs and favorable changes in product mix.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $1.0 million, or 2.0%, in the first six months of 2020 compared to the same period of 2019. Acquired operations since the second quarter of 2019 contributed approximately $0.9 million to total SG&A expenses. Accrued bonus expense decreased approximately $3.4 million compared to the same period of 2019 and totaled approximately $9.8 for the first six months of 2020. This decrease was partially offset by increases in salaries and wages, sales compensation, and amortization expense.

UFP INDUSTRIES, INC.

Earnings from operations for the Industrial reportable segment decreased in the first six months of 2020 compared to 2019 by $7.6 million, or 19.4%, due to the factors mentioned above.

Construction Segment

Net sales in the second quarter of 2020 decreased 13% compared to the same period of 2019, due to a 3% increase in selling prices primarily due to the Lumber Market, offset by a 16% decrease in unit sales due to the impact of the pandemic. Unit changes within this segment consisted of declines of 5% in concrete forming, 15% in site-built construction, 19% in commercial construction, and 20% in factory-built housing.

Gross profits decreased by 9.4% to $61.7 million for the second quarter of 2020 compared to the same period of 2019.  Gross margin increased to 17.2% from 16.4% for the same period last year.  We estimate the higher level of the lumber prices (see “Impact of the Lumber Market on Our Operating Results”) contributed 50 basis points in improved gross margin.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $5.7 million, or 11.8%, in the second quarter of 2020 compared to the same period of 2019, while we reported a 16% decrease in unit sales. Acquired operations since the second quarter of 2019 contributed approximately $0.9 million to total SG&A expenses for the quarter.  Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $1.8 million, and totaled $3.2 million for the quarter.  Decreases in salaries and wages, travel and medical expenses also contributed to the overall decrease in SG&A.

Earnings from operations for the Construction reportable segment decreased in the second quarter of 2020 compared to 2019 by $0.7 million, or 3.6%, due to the factors mentioned above.

Net sales in the first six months of 2020 decreased 5% compared to the same period of 2019, due to a 7% decrease in unit sales due to the impact of the pandemic, offset by a 2% increase in selling prices primarily due to the Lumber Market. Unit changes within this segment consisted of declines of 5% in factory-built housing, 8% in site-built construction, and 9% in commercial construction. These declines were offset with unit increases of 4% in concrete forming.

Gross profits in the first six months of 2020 declined 4.7% to $122.4 million compared to the same period of 2019, while gross margins remained flat at 16.5% compared to the same period of 2019. We estimate the higher level of lumber prices caused a 30 basis point decrease in our gross margin.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $4.9 million, or 5.2%, in the first six months of 2020 compared to the same period of 2019. Acquired operations since the second quarter of 2019 contributed approximately $0.9 million to total SG&A expenses. Accrued bonus expense decreased approximately $1.9 million compared to the same period of 2019 and totaled approximately $8.6 for the first six months of 2020. Decreases in salaries and wages, travel and medical expenses also contributed to the overall decrease in SG&A.

Earnings from operations for the Construction reportable segment decreased in the first six months of 2020 compared to 2019 by $0.8 million, or 2.4%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INTEREST, NET

Interest expense was lower in the second quarter and year-to-date of 2020 compared to the same period of 2019 primarily due to lower outstanding debt balances and variable interest rates in 2020.

UNREALIZED LOSS (GAIN) ON INVESTMENTS

Ardellis (our insurance captive) recorded a $2.7 million unrealized gain on equity investments held in its portfolio in the second quarter of 2020 compared to a $0.2 million gain in the same period of the prior year.

In the first six months of 2020, Ardellis recorded a $0.5 million unrealized loss on equity investments held in its portfolio compared to a $1.5 million gain in the same period of the prior year.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences.  Our effective tax rate was 25.3% in the second quarter of 2020 compared to 24.0% for same period in 2019.  Our effective tax rate was 25.1% in the first six months of 2020 compared to 24.1% for the same period in 2019.  The increase was primarily due to the foreign tax rate differential on foreign income and a reduction in state tax credits in 2020.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash provided by operating activities	$147,210	$70,948
Cash used in investing activities	(66,212)	(47,736)
Cash used in financing activities	(46,972)	(30,255)
Effect of exchange rate changes on cash	(1,422)	366
Net change in all cash and cash equivalents	32,604	(6,677)
Cash, cash equivalents, and restricted cash, beginning of period	168,666	28,198
Cash, cash equivalents, and restricted cash, end of period	$201,270	$21,521

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

UFP INDUSTRIES, INC.

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle improved to 49 days from 53 days during the second quarter and to 53 days from 58 days during the first six months of 2020 compared to the prior periods.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Days of sales outstanding	33	33	33	33
Days supply of inventory	37	41	41	46
Days payables outstanding	(21)	(21)	(21)	(21)
Days in cash cycle	49	53	53	58

The decrease in our days supply of inventory for the first six months of 2020 was primarily due to opportunistic buying when lumber prices were low during the fourth quarter of 2018 and early 2019 to improve gross profits and higher levels of “safety stock” we carried to address transportation challenges and ensure timely deliveries to our customers.  The company did not engage in this level of opportunistic buying in late 2019 and early 2020. In addition, strong demand in our retail segment and shortages of supply has contributed to lower inventories in the second quarter of 2020.

In the first six months of 2020, our cash provided by in operating activities was $147.2 million, which was comprised of net earnings of $110.3 million and $38.2 million of non-cash expenses, offset by a $1.3 million seasonal increase in working capital since the end of December 2019.  Our operating cash flow this year improved by $76.3 million compared to the same period of last year primarily due to an improvement in earnings, an increase in non-cash expenses and losses, and an increase in our accrued liabilities since year end.  Our accrued liabilities increased primarily due to accrued income taxes and compensation and benefit costs.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2020 and totaled $18.7 million and $46.7 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $22.6 million on June 27, 2020.  Notable areas of capital spending include projects to expand capacity and enhance the productivity of our Deckorators product line, several projects to expand manufacturing capacity to serve industrial customers and achieve efficiencies through automation, improvements to a number of facilities, and an increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows or cash surplus for the balance of the year.  The sales and purchases of investments totaling $18.7 million and $20.1 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of net repayments of debt of approximately $2.8 million.  Additionally, we paid quarterly dividends totaling $15.4 million, or $0.125 per share, and repurchased approximately 756,000 shares of our common stock for $29.2 million resulting in an average price paid of $38.62.

On June 27, 2020, we had $4.2 million outstanding on our $375 million revolving credit facility, and we had approximately $361.0 million in remaining availability after considering $9.8 million in outstanding letters of credit. Additionally, we have $150 million in availability under an existing “shelf agreement” for long term debt. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 27, 2020.

UFP INDUSTRIES, INC.

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

Under the recent re-organization of our reportable segments now centered on our primary markets (retail, industrial, and construction), there were no indicators of impairment for any of the new reporting units. We continue to monitor the results of our commercial business unit (a reporting unit under the Construction segment), which primarily includes idX, as it has performed below expectations through 2019.  While idX has faced challenging end market conditions resulting in this under-performance, we believe our growth and operating improvement strategies and related long-term projections for idX are still reasonable and attainable. Consequently, while the risk of impairment exists, management does not believe an impairment is currently required. Should the Company’s future analysis indicate a significant change in any of the triggering events for this reporting unit, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.  The total value of goodwill and identifiable intangibles associated with the commercial reporting unit is $12.3 million and $4.5 million, respectively, at the end of June 2020.

FORWARD OUTLOOK

Most recently, the Company’s goals have been to:

●	Achieve long-term unit sales growth that exceeds positive U.S. GDP by 4 percent to 6 percent;
●	Grow earnings from operations in excess of our unit sales growth; and
●	Earn a return on invested capital in excess of our weighted average cost of capital.

While we believe the effective execution of our strategies will allow us to continue to achieve these long-term goals in the future, our ability to achieve them in 2020 may be adversely impacted by the COVID-19 pandemic.  The following variables should be considered when evaluating our performance for the remainder of 2020.

●	We have experienced a decrease in customer demand and sales in our industrial and construction segments. While the vast majority of our customers and operations have been deemed to be essential businesses under the numerous stay at home orders that have been issued by states in which we operate earlier this year, some of our customers do not meet these requirements and were temporarily shut down. For those customers who remained operating, demand declined for the majority of them. While the demand trends improved significantly during the quarter there can be no assurance that a “second wave” of COVID-19 will not occur and result in additional “stay at home” and similar orders that would impact the demand of our products. In addition, demand for our products in the retail segment has been strong as consumers have increased their home improvement activities during the pandemic. There can be no assurance that demand will continue at these strong levels in the future. Market indicators that should be considered when evaluating future demand for our products include:
-	Same store sales growth of national home improvement retail customers, the leading indicator for remodeling activity and home improvement spending forecasts. Sales of our Retail segment comprises approximately 42% of our annual total sales.

UFP INDUSTRIES, INC.

-	Housing starts in the northeast and mid-Atlantic states, Colorado, and Texas. Sales of our Site Built business unit within our Construction segment comprises approximately 14% of our total annual sales.
-	Production of manufactured housing. Sales of our Factory Built business unit within our Construction segment comprises 10% of our total annual sales.
-	Non-residential construction spending. Sales of our Commercial and Concrete Forming business units within our Construction segment comprises approximately 8% of our total annual sales.
-	Industrial production, Purchasing Managers Index, and U.S. GDP. Sales of our Industrial segment comprises approximately 21% of our total annual sales.
●	We have over 150 geographically dispersed plant locations, many of which have the ability to serve multiple market segments. These capabilities enhance our ability to supply our customers from multiple locations in the event an operation is idled due to the pandemic. To date, two of our operations have been temporarily idled and one has been permanently idled. We do not anticipate a significant loss of sales from these actions. Depending on the length of the “stay at home” orders and the severity of the impact on future customer demand, we may temporarily or permanently idle additional locations in the future. These actions could result in certain losses including asset impairment charges to property, plant and equipment, right of use leased assets, inventory and other long-lived assets as well certain exit costs.
●	On a consolidated basis, and based on our 2019 results of operations and business mix, we believe our decremental operating margin is in a range of 10% to 15% of net sales. In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by 10 cents to 15 cents. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). In addition to the variables above, factors that may cause our actual results to vary significantly from this range include:
-	Changes in our selling prices
-	Changes in our sales mix by market segment and product
-	The impact and level of the Lumber Market and trends in the commodity costs of our products
-	Changes in labor rates
-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate

●	We have increased our capital expenditure budget to $100 million from $80 million for 2020 to capitalize on future growth opportunities due to our strong cash flow and liquidity position.
●	The CARES act allows us to defer certain payroll taxes from the end of March through the end of our 2020 fiscal year, which we estimate will total approximately $20 million. This liability must be paid in equal annual installments on December 31, 2021 and December 31, 2022.
●	We believe our cash cycle will remain consistent with historical trends and result in a reduction in working capital and increase in cash as sales decline.

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

UFP INDUSTRIES, INC.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 27, 2020 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended June 27, 2020, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay.  This may result in higher write-offs of receivables than we normally experience.  We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk.  As a result, our accounts receivable aging at the end of June was approximately 94% current. Most recently our bad debt expense as a percentage of sales was 0.09%, 0.03%, and 0.03%, in 2019, 2018, and 2017, respectively.  During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

There could be limited future availability of materials from our suppliers.  Many of our suppliers reduced their manufacturing capacity in response to the anticipated reduction in demand from the pandemic, which in turn impacted our ability to fulfill all of our customers’ orders. Our suppliers are currently taking actions to increase capacity to meet expectations of future demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
March 29, 2019 – May 2, 2020	—	—	—	1,103,957
May 3 – 30, 2020	—	—	—	1,103,957
May 31 – June 27, 2020	—	—	—	1,103,957
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UFP INDUSTRIES, INC.

Item 5. Other Information.

None.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	2019 Operating Results by Segment.

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

UFP INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP INDUSTRIES, INC.

Date: July 29, 2020	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: July 29, 2020	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer