Form 10-Q
period 2020-09-26
UFP INDUSTRIES INC
filed 2020-10-28
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 26, 2020
Common stock, $1 par value	61,186,636

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	September 26,	December 28,	September 28,
	2020	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$346,154	$168,336	$64,498
Restricted cash	724	330	729
Investments	20,530	18,527	17,028
Accounts receivable, net	583,079	364,027	474,648
Inventories:
Raw materials	286,418	236,283	239,585
Finished goods	242,316	250,591	239,771
Total inventories	528,734	486,874	479,356
Refundable income taxes	—	13,272	1,550
Other current assets	32,888	41,706	54,295
TOTAL CURRENT ASSETS	1,512,109	1,093,072	1,092,104
DEFERRED INCOME TAXES	2,070	2,763	2,284
RESTRICTED INVESTMENTS	17,327	16,214	16,082
RIGHT OF USE ASSETS	77,412	80,167	75,436
OTHER ASSETS	24,216	24,884	23,085
GOODWILL	245,925	229,536	232,411
INDEFINITE-LIVED INTANGIBLE ASSETS	7,361	7,354	7,339
OTHER INTANGIBLE ASSETS, NET	58,205	48,313	46,877
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	935,639	884,963	880,274
Less accumulated depreciation and amortization	(529,644)	(497,789)	(495,267)
PROPERTY, PLANT AND EQUIPMENT, NET	405,995	387,174	385,007
TOTAL ASSETS	2,350,620	1,889,477	1,880,625
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$231,111	$142,479	$180,767
Accrued liabilities:
Compensation and benefits	171,472	141,892	127,500
Income taxes	3,024	—	—
Other	69,888	51,572	61,463
Current portion of lease liability	15,349	15,283	15,566
Current portion of long-term debt	2,760	2,816	152
TOTAL CURRENT LIABILITIES	493,604	354,042	385,448
LONG-TERM DEBT	311,267	160,867	162,853
LEASE LIABILITY	62,100	64,884	59,870
DEFERRED INCOME TAXES	22,478	22,880	14,897
OTHER LIABILITIES	47,367	29,071	28,454
TOTAL LIABILITIES	936,816	631,744	651,522
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,186,636, 61,408,589 and 61,390,216	61,187	61,409	61,390
Additional paid-in capital	216,002	192,173	189,820
Retained earnings	1,127,375	995,022	969,564
Accumulated other comprehensive income	(6,974)	(4,889)	(5,315)
Total controlling interest shareholders’ equity	1,397,590	1,243,715	1,215,459
Noncontrolling interest	16,214	14,018	13,644
TOTAL SHAREHOLDERS’ EQUITY	1,413,804	1,257,733	1,229,103
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,350,620	$1,889,477	$1,880,625

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
NET SALES	$1,486,227	$1,163,026	$3,760,290	$3,417,969
COST OF GOODS SOLD	1,245,153	975,756	3,147,049	2,889,706
GROSS PROFIT	241,074	187,270	613,241	528,263
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	134,649	115,958	357,770	334,165
OTHER	(176)	845	(2,120)	948
EARNINGS FROM OPERATIONS	106,601	70,467	257,591	193,150
INTEREST EXPENSE	2,486	1,900	6,291	6,767
INTEREST INCOME	(1,011)	(317)	(1,541)	(1,074)
UNREALIZED GAIN ON INVESTMENTS AND OTHER	(554)	(93)	(82)	(1,611)
	921	1,490	4,668	4,082
EARNINGS BEFORE INCOME TAXES	105,680	68,977	252,923	189,068
INCOME TAXES	26,819	16,396	63,798	45,340
NET EARNINGS	78,861	52,581	189,125	143,728
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,657)	(722)	(5,299)	(1,814)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$77,204	$51,859	$183,826	$141,914

EARNINGS PER SHARE - BASIC	$1.25	$0.84	$2.98	$2.30
EARNINGS PER SHARE - DILUTED	$1.25	$0.84	$2.98	$2.30

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	78,861	52,581	189,125	143,728
OTHER COMPREHENSIVE GAIN (LOSS)	1,687	(1,200)	(4,030)	644
COMPREHENSIVE INCOME	80,548	51,381	185,095	144,372
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,922)	(358)	(3,354)	(1,835)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$78,626	$51,023	$181,741	$142,537

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 28, 2019	$61,409	$192,173	$995,022	$(4,889)	$14,018	$1,257,733
Net earnings			40,159		411	40,570
Foreign currency translation adjustment				(5,951)	(2,335)	(8,286)
Unrealized loss on debt securities				(270)		(270)
Distributions to noncontrolling interest					(299)	(299)
Additional purchase of noncontrolling interest		130			(225)	(95)
Cash dividends - $0.125 per share - quarterly			(7,730)			(7,730)
Issuance of 10,549 shares under employee stock plans	10	309				319
Net issuance of 350,124 shares under stock grant programs	350	12,454	1			12,805
Issuance of 89,616 shares under deferred compensation plans	89	(89)				—
Repurchase of 756,397 shares	(756)		(28,456)			(29,212)
Expense associated with share-based compensation arrangements		1,404				1,404
Accrued expense under deferred compensation plans		5,343				5,343
Balance at March 28, 2020	$61,102	$211,724	$998,996	$(11,110)	$11,570	$1,272,282
Net earnings			66,463		3,231	69,694
Foreign currency translation adjustment				2,026	125	2,151
Unrealized loss on debt securities				688		688
Cash dividends - $0.125 per share - quarterly			(7,644)			(7,644)
Issuance of 9,714 shares under employee stock plans	10	367				377
Net issuance of 42,880 shares under stock grant programs	43	(174)	2			(129)
Issuance of 14,106 shares under deferred compensation plans	14	(14)				—
Expense associated with share-based compensation arrangements		824				824
Accrued expense under deferred compensation plans		1,082				1,082
Balance at June 27, 2020	$61,169	$213,809	$1,057,817	$(8,396)	$14,926	$1,339,325
Net earnings			77,204		1,657	78,861
Foreign currency translation adjustment				1,319	265	1,584
Unrealized loss on debt securities				103		103
Distributions to noncontrolling interest					(634)	(634)
Cash dividends - $0.125 per share - quarterly			(7,646)			(7,646)
Issuance of 7,511 shares under employee stock plans	7	338				345
Net forfeiture of 1,382 shares under stock grant programs	(1)	(56)				(57)
Issuance of 11,326 shares under deferred compensation plans	12	(12)				—
Expense associated with share-based compensation arrangements		826				826
Accrued expense under deferred compensation plans		1,097				1,097
Balance at September 26, 2020	$61,187	$216,002	$1,127,375	$(6,974)	$16,214	$1,413,804

See notes to condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 29, 2018	$60,884	$178,540	$839,917	$(5,938)	$15,281	$1,088,684
Net earnings			35,540		462	36,002
Foreign currency translation adjustment				982	224	1,206
Unrealized gain (loss) on investment & foreign currency				167		167
Distributions to noncontrolling interest					(500)	(500)
Issuance of 10,259 shares under employee stock plans	10	251				261
Net issuance of 320,069 shares under stock grant programs	320	6,101				6,421
Issuance of 138,295 shares under deferred compensation plans	138	(138)				—
Expense associated with share-based compensation arrangements		1,226				1,226
Accrued expense under deferred compensation plans		4,899				4,899
Balance at March 30, 2019	$61,352	$190,879	$875,457	$(4,789)	$15,467	$1,138,366
Net earnings			54,515		630	55,145
Foreign currency translation adjustment				151	161	312
Unrealized gain (loss) on investment & foreign currency				159		159
Distributions to noncontrolling interest					(400)	(400)
Cash dividends - $0.200 per share - semiannually			(12,271)			(12,271)
Issuance of 8,694 shares under employee stock plans	9	272				281
Net forfeiture of 10,819 shares under stock grant programs	(11)	(262)	3			(270)
Issuance of 16,433 shares under deferred compensation plans	17	(17)				—
Expense associated with share-based compensation arrangements		885				885
Accrued expense under deferred compensation plans		1,026				1,026
Balance at June 29, 2019	$61,367	$192,783	$917,704	$(4,479)	$15,858	$1,183,233
Net earnings			51,859		722	52,581
Foreign currency translation adjustment				(963)	(364)	(1,327)
Unrealized gain (loss) on investment & foreign currency				127		127
Distributions to noncontrolling interest					(734)	(734)
Additional purchase of noncontrolling interest		(5,015)			(1,838)	(6,853)
Cash dividends - $0.200 per share - semiannually			1			1
Issuance of 7,916 shares under employee stock plans	8	262				270
Net issuance of 1,070 shares under stock grant programs	1	(73)				(72)
Issuance of 14,550 shares under deferred compensation plans	14	(14)				—
Expense associated with share-based compensation arrangements		857				857
Accrued expense under deferred compensation plans		1,020				1,020
Balance at September 28, 2019	$61,390	$189,820	$969,564	$(5,315)	$13,644	$1,229,103

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 26,	September 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$189,125	$143,728
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	47,226	44,652
Amortization of intangibles	5,863	4,690
Expense associated with share-based and grant compensation arrangements	3,152	3,105
Deferred income taxes (credit)	110	(367)
Unrealized loss (gain) on investments	(81)	(1,611)
Net (gain) loss on disposition of assets and impairment of assets	(662)	830
Changes in:
Accounts receivable	(211,238)	(127,841)
Inventories	(39,167)	80,178
Accounts payable and cash overdraft	85,354	14,293
Accrued liabilities and other	105,401	36,423
NET CASH FROM OPERATING ACTIVITIES	185,083	198,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67,024)	(66,338)
Proceeds from sale of property, plant and equipment	2,588	1,180
Acquisitions and purchases of non-controlling interest, net of cash received	(34,820)	(38,710)
Purchases of investments	(24,266)	(6,475)
Proceeds from sale of investments	22,281	4,159
Other	314	199
NET CASH USED IN INVESTING ACTIVITIES	(100,927)	(105,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	6,862	421,464
Repayments under revolving credit facilities	(6,498)	(460,537)
Contingent consideration payment and other	(3,087)	(3,099)
Issuance of long-term debt	150,000	—
Proceeds from issuance of common stock	1,042	812
Dividends paid to shareholders	(23,020)	(12,270)
Distributions to noncontrolling interest	(932)	(1,634)
Repurchase of common stock	(29,212)	—
Other	23	41
NET CASH FROM (USED IN) FINANCING ACTIVITIES	95,178	(55,223)
Effect of exchange rate changes on cash	(1,122)	157
NET CHANGE IN CASH AND CASH EQUIVALENTS	178,212	37,029
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	168,666	28,198
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$346,878	$65,227

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$168,336	$27,316
Restricted cash, beginning of period	330	882
Cash, cash equivalents, and restricted cash, beginning of period	$168,666	$28,198

Cash and cash equivalents, end of period	$346,154	$64,498
Restricted cash, end of period	724	729
Cash, cash equivalents, and restricted cash, end of period	$346,878	$65,227

SUPPLEMENTAL INFORMATION:
Interest paid	$4,112	$5,287
Income taxes paid	47,301	33,106
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	6,195	5,620

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

On April 22, 2020, our shareholders approved changing the name of the Company from Universal Forest Products, Inc., to UFP Industries, Inc.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 28, 2019 balances in the accompanying unaudited condensed consolidated balance sheets.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. We cannot reasonably estimate the length or severity of this pandemic and government restrictions on business activity, or the extent to which these restrictions may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows:

	September 26, 2020				September 28, 2019
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$64	$3,133	$—	$3,197	$56,781	$843	$—	$57,624
Fixed income funds	248	16,522	—	16,770	733	14,566	—	15,299
Equity securities	10,524	—	—	10,524	8,840	—	—	8,840
Alternative investments	—	—	1,926	1,926	—	—	1,895	1,895
Mutual funds:
Domestic stock funds	6,826	—	—	6,826	2,630	—	—	2,630
International stock funds	1,243	—	—	1,243	2,054	—	—	2,054
Target funds	260	—	—	260	268	—	—	268
Bond funds	208	—	—	208	825	—	—	825
Alternative funds	433	—	—	433	1,531	—	—	1,531
Total mutual funds	8,970	—	—	8,970	7,308	—	—	7,308
Total	$19,806	$19,655	$1,926	$41,387	$73,662	$15,409	$1,895	$90,966
Assets at fair value	$19,806	$19,655	$1,926	$41,387	$73,662	$15,409	$1,895	$90,966

From the assets measured at fair value as of September 26, 2020, listed in the table above, $20.5 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.9 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $16.8 million of fixed income funds and $3.2 million of money markets funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $37.3 million as of September 26, 2020, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international stocks, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 26, 2020			September 28, 2019
		Unrealized			Unrealized
	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value
Fixed Income	$15,750	$1,020	$16,770	$14,969	$330	$15,299
Equity	9,121	1,403	10,524	7,584	1,256	8,840
Mutual Funds	7,228	852	8,080	6,391	(98)	6,293
Alternative Investments	1,881	45	1,926	1,790	105	1,895
Total	$33,980	$3,320	$37,300	$30,734	$1,593	$32,327

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of the private real estate income trust which is valued as a Level 3 asset. The net unrealized gain was $3.3 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 26, 2020 and September 28, 2019.

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

The following table presents our gross revenues disaggregated by revenue source:

	Three Months Ended			Nine Months Ended
(in thousands)	September 26,	September 28,		September 26,	September 28,
Market Classification	2020	2019	% Change	2020	2019	% Change
FOB Shipping Point Revenue	$1,490,050	$1,140,853	30.6%	$3,749,122	$3,358,520	11.6%
Construction Contract Revenue	32,007	43,177	-25.9%	97,150	121,622	-20.1%
Total Gross Sales	1,522,057	1,184,030	28.5%	3,846,272	3,480,142	10.5%
Sales Allowances	(35,830)	(21,004)	70.6%	(85,982)	(62,173)	38.3%
Total Net Sales	$1,486,227	$1,163,026	27.8%	$3,760,290	$3,417,969	10.0%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 26,	December 28,	September 28,
	2020	2019	2019
Cost and Earnings in Excess of Billings	$4,130	$4,690	$6,815
Billings in Excess of Cost and Earnings	11,264	6,622	6,666

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Numerator:
Net earnings attributable to controlling interest	$77,204	$51,859	$183,826	$141,914
Adjustment for earnings allocated to non-vested restricted common stock	(2,195)	(1,299)	(5,110)	(3,547)
Net earnings for calculating EPS	$75,009	$50,560	$178,716	$138,367
Denominator:
Weighted average shares outstanding	61,548	61,717	61,642	61,609
Adjustment for non-vested restricted common stock	(1,750)	(1,546)	(1,713)	(1,540)
Shares for calculating basic EPS	59,798	60,171	59,929	60,069
Effect of dilutive restricted common stock	20	24	19	22
Shares for calculating diluted EPS	59,818	60,195	59,948	60,091
Net earnings per share:
Basic	$1.25	$0.84	$2.98	$2.30
Diluted	$1.25	$0.84	$2.98	$2.30

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

On a consolidated basis, we have reserved approximately $1.9 million on September 26, 2020 and $2.0 million on September 28, 2019, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on September 26, 2020, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 26, 2020, we had outstanding purchase commitments on commenced capital projects of approximately $21.3 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 26, 2020, we had approximately $7.0 million outstanding payment and performance bonds for open projects. We had approximately $7.6 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 26, 2020, we had outstanding letters of credit totaling $43.8 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of September 26, 2020, we have irrevocable letters of credit outstanding totaling approximately $33.8 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of UFP Industries, Inc. in certain debt agreements, including the Series 2012, 2018 and 2020 Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

We did not enter into any new guarantee arrangements during the third quarter of 2020 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2020 and since the end of September 2019, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	July 14, 2020	$19,173 cash paid for 100% asset purchase and estimated contingent consideration	$13,098	$6,075	Industrial
T&R Lumber Company ("T&R")

A manufacturer and distributor of a range of products used primarily by nurseries, including plastic growing containers, pots and trays; wooden stakes; trellises; tree boxes; shipping racks; and other nursery supplies based in Rancho Cucamonga, California. T&R had annual sales of approximately $31 million. The acquisition of T&R will allow us to leverage their expertise using our national manufacturing capacity to grow our agricultural product offerings and customer base across the country.

	March 13, 2020	$21,787 cash paid for 100% asset purchase and estimated contingent consideration	$19,098	$2,689	Construction
Quest Design & Fabrication and Quest Architectural Millwork ("Quest")

A designer, fabricator, and installer of premium millwork and case goods for a variety of commercial uses. Quest had annual sales of approximately $22 million. The acquisition of Quest expands our architectural millwork capabilities and expertise in our commercial construction business unit, and will allow us to use our national manufacturing capacity to grow and diversify our sales to this end market

The intangible assets for the T&R and Quest acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, acquisitions completed since the end of September 2019 and not consolidated with other operations contributed approximately $10.8 million in net sales and $0.2 million in operating profits during the third quarter of 2020 and $17.8 million in net sales and $1.5 million in operating profits in the first nine months of 2020.

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

UFP INDUSTRIES, INC.

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

	Three Months Ended September 26, 2020
(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$700,522	$282,124	$447,103	$56,700	$(222)	$1,486,227
Intersegment net sales	45,416	11,773	17,909	76,029	(151,127)	—
Segment operating profit	62,181	22,037	16,513	7,449	(1,579)	106,601

	Three Months Ended September 28, 2019
(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$397,140	$271,667	$445,505	$48,066	$648	$1,163,026
Intersegment net sales	32,400	9,748	16,057	45,918	(104,123)	—
Segment operating profit	14,297	20,768	21,406	3,561	10,435	70,467

	Nine Months Ended September 26, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,661,873	$763,046	$1,187,429	$148,503	$(561)	$3,760,290
Intersegment net sales	109,378	32,788	49,685	196,908	(388,759)	—
Segment operating profit	122,082	53,837	50,544	20,573	10,555	257,591

	Nine Months Ended September 28, 2019
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,212,330	$837,671	$1,225,467	$142,845	$(344)	$3,417,969
Intersegment net sales	101,203	34,406	42,393	155,637	(333,639)	—
Segment operating profit	47,597	60,208	56,263	9,490	19,592	193,150

UFP INDUSTRIES, INC.

Identifiable intangibles have been transferred and goodwill was re-allocated, based on their relative fair values, to our new segments and reporting units. The following table presents goodwill by segment as of September 26, 2020, and December 28, 2019 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 28, 2019	$58,098	$81,276	$82,911	$7,251	$—	$229,536
2020 Acquisitions	—	6,549	9,953	—	—	16,502
2020 Purchase Accounting Adjustments	202	2	—	—	—	204
Foreign Exchange, Net	—	—	229	(546)	—	(317)
Balance as of September 26, 2020	$58,300	$87,827	$93,093	$6,705	$—	$245,925

The following table presents total assets by segment as of September 26, 2020, and December 28, 2019.

	Total Assets by Segment
(in thousands)	September 26,	December 28,
Segment Classification	2020	2019	% Change
Retail	$631,238	$402,221	56.9%
Industrial	389,806	377,329	3.3
Construction	525,596	522,638	0.6
All Other	161,945	136,990	18.2
Corporate	642,035	450,299	42.6
Total Assets	$2,350,620	$1,889,477	24.4%

Note:  During 2020, certain assets were reclassified to a different segment. Prior year information in this table has been restated to reflect these changes

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.4% in the third quarter of 2020 compared to 23.8% for same period in 2019 and was 25.2% in the first nine months of 2020 compared to 24.0% for the same period in 2019. The increase was primarily due to the foreign tax rate differential on foreign income as well as a variety of other discrete tax items none of which are individually significant.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2020 and 2019 (in thousands, except average share price):

	September 26, 2020
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	28	$44.14

Shares issued under the employee stock gift program	2	45.93
Shares issued under the director retainer stock program	46	24.80
Shares issued under the long-term stock incentive plan	271	47.51
Shares issued under the executive stock match grants	79	47.60
Forfeitures	(7)
Total shares issued under stock grant programs	391	$44.92

Shares issued under the deferred compensation plans	115	$53.85

UFP INDUSTRIES, INC.

During the first nine months of 2020, we repurchased approximately 756,000 shares of our common stock at an average share price of $38.62.

	September 28, 2019
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	27	$35.52

Shares issued under the employee stock gift program	3	33.91
Shares issued under the director retainer stock program	4	35.44
Shares issued under the long-term stock incentive plan	211	30.83
Shares issued under the executive stock match grants	109	31.57
Forfeitures	(17)
Total shares issued under stock grant programs	310	$31.17

Shares issued under the deferred compensation plans	169	$33.20

During the first nine months of 2019, we did not repurchase any of our common stock.

J.       SUBSEQUENT EVENTS

On September 30, 2020, we entered into a joint venture with Atlante S.p.A. to create Enwrap Logistic & Packaging S.r.l. (Enwrap) and acquired a 50% ownership interest in Enwrap for $5.3 million. Enwrap is headquartered in Milan, Italy and is an industrial packaging business, which provides high-value, mixed material industrial packaging and logistics services through 14 facilities in Italy.

On October 1, 2020, we acquired the equity of Fire Retardant Chemical Technologies, LLC (FRCT), for $5.9 million. Founded in 2014 and based in Matthews, North Carolina, FRCT’s business includes a research and development laboratory specializing in developing and testing a wide range of high-performance chemicals, including fire retardants and water repellants.

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

On April 22, 2020, our shareholders approved changing the name of the Company from Universal Forest Products, Inc., to UFP Industries, Inc.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the third quarter of 2020.

OVERVIEW

Our results for the third quarter of 2020 include the following highlights:

●	Our net sales were up 28% compared to the third quarter of 2019, which was comprised of a 20% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below) and an 8% increase in unit sales. The unit sales of our retail segment increased 34% due to an increase in consumer demand and home improvement activities. We believe that this increase is largely attributable to the impact of the pandemic on consumer behavior. This increase was offset by our industrial and construction segments, which declined 2% and 9%, respectively, as our customers in these segments continue to recover from the government-imposed shutdowns resulting from the pandemic.
●	Our operating profits increased 51% compared to the third quarter of 2019. The improvement in our profitability was driven by a number of factors, including strong organic growth in our retail segment and effectively leveraging fixed costs and the impact of rising lumber prices on the selling prices of commodity-based products such as our ProWood pressure-treated products. These products are sold on a variable price formula tied to the Lumber Market. See Historical Lumber Prices and Impact of the Lumber Market on Our Operating Results below.

UFP INDUSTRIES, INC.

●	Our cash flow from operations for the first nine months of 2020 decreased to $185 million from $198 million last year as our net working capital increased by $60 million since the end of 2019. Conversely, our net working capital decreased by $3 million by the end of the first nine months last year. The increase in net working capital at the end of the third quarter of 2020 was due to unusually high lumber prices and retail market demand, which continued to be strong through the end of the quarter and drove an increase in our accounts receivable.
●	As a result of our strong operating cash flow, our cash surplus exceeded our debt by approximately $32 million at the end of the September 2020.
●	Our available borrowing capacity under revolving credit facilities and cash surplus resulted in total liquidity of approximately $700 million at the end of September 2020. In August of 2020 we issued $150 million of long-term debt to finance our future growth. The average maturity of the notes is 13 years and have an average fixed rate of interest at 3.09%.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2020	2019
January	$377	$331
February	402	370
March	420	365
April	358	354
May	394	346
June	455	329
July	530	356
August	716	346
September	934	364

Third quarter average	$727	$355
Year-to-date average	$510	$351

Third quarter percentage change	104.8%
Year-to-date percentage change	45.3%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2020	2019
January	$346	$370
February	345	403
March	360	408
April	333	401
May	412	383
June	494	344
July	552	359
August	729	348
September	886	355

Third quarter average	$722	$354
Year-to-date average	$495	$375

Third quarter percentage change	104.0%
Year-to-date percentage change	32.0%

The sequential increase in lumber prices above is due to a combination of mill production curtailments and demand for lumber much higher than expectations. We anticipate lumber prices will normalize to lower levels during the fourth quarter, which will impact our profitability of products sold with fixed and variable prices as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 48.7% and 42.6% of our sales in the first nine months of 2020 and 2019, respectively.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is greatest in our third and fourth quarters.

UFP INDUSTRIES, INC.

●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to pressure-treated lumber sold to the retail market.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprises approximately 21% of our total sales. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

BUSINESS COMBINATIONS

We completed two business acquisitions during the first nine months of 2020 and three during all of 2019. The annual historical sales attributable to acquisitions completed in the first nine months of 2020 and all of 2019 were approximately $38 million and $37 million, respectively. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2020 and 2019 are not presented.

UFP INDUSTRIES, INC.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.8	83.9	83.7	84.5
Gross profit	16.2	16.1	16.3	15.5
Selling, general, and administrative expenses	9.1	9.9	9.5	9.8
Other	—	0.1	(0.1)	—
Earnings from operations	7.2	6.1	6.9	5.7
Other expense, net	0.1	0.1	0.1	0.1
Earnings before income taxes	7.1	5.9	6.7	5.5
Income taxes	1.8	1.4	1.7	1.3
Net earnings	5.3	4.5	5.0	4.2
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	5.2%	4.5%	4.9%	4.2%

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

	Adjusted for Lumber Market Change
	Three Months Ended	Nine Months Ended
	September 26,	September 26,
	2020	2020
Net sales	100.0%	100.0%
Cost of goods sold	80.8	82.6
Gross profit	19.2	17.4
Selling, general, and administrative expenses	10.7	10.2
Other	—	(0.1)
Earnings from operations	8.5	7.3
Other expense, net	0.1	0.1
Earnings before income taxes	8.4	7.2
Income taxes	2.1	1.8
Net earnings	6.3	5.4
Less net earnings attributable to noncontrolling interest	(0.1)	(0.2)
Net earnings attributable to controlling interest	6.2%	5.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

Operating Results by Segment:

Effective January 1, 2020, the Company re-organized around the markets it serves rather than geography. Our new business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. Among other things, this change allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. The Company manages the operations of its individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment.

	Three Months Ended September 26, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$700,522	$282,124	$447,103	$56,700	$(222)	$1,486,227
Cost of goods sold	594,896	233,971	385,028	38,543	(7,285)	1,245,153
Gross profit	105,626	48,153	62,075	18,157	7,063	241,074
Selling, general, administrative expenses	43,515	26,080	45,411	10,499	9,144	134,649
Other	(70)	36	151	209	(502)	(176)
Earnings from operations	$62,181	$22,037	$16,513	$7,449	$(1,579)	$106,601

	Three Months Ended September 28, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$397,140	$271,667	$445,505	$48,066	$648	$1,163,026
Cost of goods sold	353,291	224,363	373,181	35,532	(10,611)	975,756
Gross profit	43,849	47,304	72,324	12,534	11,259	187,270
Selling, general, administrative expenses	29,534	26,522	49,897	9,359	646	115,958
Other	18	14	1,021	(386)	178	845
Earnings from operations	$14,297	$20,768	$21,406	$3,561	$10,435	$70,467

UFP INDUSTRIES, INC.

	Nine Months Ended September 26, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$1,661,873	$763,046	$1,187,429	$148,503	$(561)	$3,760,290
Cost of goods sold	1,429,229	635,424	1,002,932	101,240	(21,776)	3,147,049
Gross profit	232,644	127,622	184,497	47,263	21,215	613,241
Selling, general, administrative expenses	110,596	73,662	134,098	28,228	11,186	357,770
Other	(34)	123	(145)	(1,538)	(526)	(2,120)
Earnings from operations	$122,082	$53,837	$50,544	$20,573	$10,555	$257,591

	Nine Months Ended September 28, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$1,212,330	$837,671	$1,225,467	$142,845	$(344)	$3,417,969
Cost of goods sold	1,076,672	702,390	1,024,647	107,101	(21,104)	2,889,706
Gross profit	135,658	135,281	200,820	35,744	20,760	528,263
Selling, general, administrative expenses	88,123	75,083	143,497	26,259	1,203	334,165
Other	(62)	(10)	1,060	(5)	(35)	948
Earnings from operations	$47,597	$60,208	$56,263	$9,490	$19,592	$193,150

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 26, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.9	82.9	86.1	68.0	—	83.8
Gross profit	15.1	17.1	13.9	32.0	—	16.2
Selling, general, administrative expenses	6.2	9.2	10.2	18.5	—	9.1
Other	—	—	—	0.4	—	—
Earnings from operations	8.9%	7.8%	3.7%	13.1%	—	7.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended September 28, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	89.0	82.6	83.8	73.9	—	83.9
Gross profit	11.0	17.4	16.2	26.1	—	16.1
Selling, general, administrative expenses	7.4	9.8	11.2	19.5	—	9.9
Other	—	—	0.2	(0.8)	—	0.1
Earnings from operations	3.6%	7.6%	4.7%	7.5%	—	6.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Nine Months Ended September 26, 2020

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.0	83.3	84.5	68.2	—	83.7
Gross profit	14.0	16.7	15.5	31.8	—	16.3
Selling, general, administrative expenses	6.7	9.7	11.3	19.0	—	9.5
Other	—	—	—	(1.0)	—	(0.1)
Earnings from operations	7.3%	7.1%	4.3%	13.9%	—	6.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 28, 2019

(in thousands)	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	88.8	83.9	83.6	75.0	—	84.5
Gross profit	11.2	16.1	16.4	25.0	—	15.5
Selling, general, administrative expenses	7.3	9.0	11.7	18.4	—	9.8
Other	—	—	0.1	—	—	—
Earnings from operations	3.9%	7.1%	4.6%	6.6%	—	5.7%

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

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total net sales by our primary segments (Retail, Industrial, and Construction). Value-added products are typically sold at fixed selling prices for a pre-determined time period and carry higher gross margins than our commodity-based products. The increase in our ratio of commodity-based product sales to total sales reflected in the tables below is primarily due to the impact of dramatically higher lumber prices in the third quarter of 2020 as the selling prices of these products are generally indexed to the current Lumber Market at the time they are shipped. For example, a majority of our commodity-based sales are sold through our ProWood business unit and selling prices were up 66% compared to the third quarter of 2019. Also, our Industrial and Construction segments primarily sell value-added products and their unit sales were down 2% and 9% from last year, respectively.

	Three Months Ended September 26, 2020		Three Months Ended September 28, 2019

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	49.6%	50.4%	57.5%	42.5%
Industrial	63.9%	36.1%	67.1%	32.9%
Construction	74.3%	25.7%	82.5%	17.5%
Total Sales	60.6%	39.4%	70.0%	30.0%

	Nine Months Ended September 26, 2020		Nine Months Ended September 28, 2019

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	54.4%	45.6%	58.4%	41.6%
Industrial	65.7%	34.3%	66.4%	33.6%
Construction	77.3%	22.7%	81.1%	18.9%
Total Sales	64.6%	35.4%	69.1%	30.9%

●	Developing new products. We define new products as those that will generate sales of at least a $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales and gross profits in the third quarter were up 41% and 27%, respectively. Approximately $37 million and $103 million of new product sales for the first three and nine months of 2019, respectively, while still sold, were sunset in 2020 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $475 million in 2020.

	New Product Sales by Segment			New Product Sales by Segment
	Three Months Ended			Nine Months Ended
	September 26,	September 28,	%	September 26,	September 28,	%
Segment Classification	2020	2019	Change	2020	2019	Change
Retail	$115,321	72,411	59.3%	$297,363	$229,642	29.5%
Industrial	20,207	17,789	13.6%	50,909	50,274	1.3%
Construction	15,768	15,228	3.5%	41,923	44,708	(6.2)%
All Other	2,394	3,235	(26.0)%	7,895	9,594	(17.7)%
Total New Product Sales	153,690	108,663	41.4%	398,090	334,218	19.1%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.
●	Selling to new customers and markets.

UFP INDUSTRIES, INC.

Retail Segment

Net sales in the third quarter of 2020 increased approximately 76% compared to the same period of 2019, due to a 34% increase in organic unit sales and a 42% increase in selling prices. Our organic unit growth was primarily driven by a 57% increase in our Dimensions Home & Décor products including project panels and short lumber, a 50% increase in Deckorators composite decking and railing, a 30% increase in our ProWood pressure-treated products, and a 28% increase in Outdoor Essentials Fence, Lawn & Garden products. Our new product sales contributed to these increases and were up 59% for the quarter. Finally, our sales to big box customers increased 80%, and sales to other independent retailers increased 71%. Our unit sales increases were primarily due to an increase in demand as consumers invested in home improvement activities over other alternatives. We believe that the pandemic and related disruptions in the lives of consumers contributed to this increase in demand.

Gross profits increased by $61.8 million, or 140.9% to $105.6 million for the third quarter of 2020 compared to the same period last year as gross margins increased to 15.1% compared to 11.0% for the same period of 2019. We estimate the higher level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”) reduced gross margin by 470 basis points. Our increase in gross profits was due to the following factors:

●	Increased unit sales of value-added products within our Deckorators, Outdoor Essentials, and Dimensions business units contributed $25 million to the increase.
●	Our ProWood business unit, which produces and sells pressure treated lumber, contributed $31.4 million to the increase attributable to unit sales growth and the impact of rising lumber prices as the selling prices of these products are primarily determined on a variable price formula.
●	The remaining $5.4 million increase is attributed to favorable cost variances as a result of operating leverage and strong organic unit growth.

Selling, general and administrative (“SG&A”) expenses increased by approximately $14.0 million, or 47.3%, in the third quarter of 2020 compared to the same period of 2019, while we reported a 34% increase in unit sales. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $10.7 million and totaled approximately $15.0 million for the quarter. The remaining increase was primarily due to increases in salaries and wages which were partially offset by decreases in advertising and travel and related costs.

Earnings from operations for the Retail reportable segment increased in the third quarter of 2020 compared to 2019 by $47.9 million, or 335%, well in excess of our 34% increase in unit sales as a result of the factors above.

Net sales in the first nine months of 2020 increased 37% compared to the same period of 2019, due to a 22% increase in unit sales and a 15% increase in selling prices. Acquired operations contributed 1% to our unit sales growth, and organic unit sales growth was 21%. Our organic unit growth was primarily driven by a 53% increase in our Dimensions Home & Décor products including project panels and short lumber, a 25% increase in our ProWood pressure-treated products, a 21% increase in Outdoor Essentials Fence, Lawn & Garden products, and an 11% increase in Deckorators composite decking and railing. Our new product sales contributed to these increases and were up 29.5%. Sales to big box customers were up 42% and sales to other independent retailers increased 28%.

Gross profits in the first nine months of 2020 increased 71.5% to $232.6 million compared to the same period of 2019 as gross margins increased to 14.0% compared to 11.2% for the same period of 2019. The impact of higher lumber prices contributed to a 170 basis point decline in our gross margin. Improvements in our profitability were primarily due to:

●	The impact of effective inventory positioning, resulting in lower lumber costs early in the year.
●	Growth in our sales of value-added products.

UFP INDUSTRIES, INC.

●	Strong organic growth, which allowed us to leverage fixed costs.
●	The sequential rise in lumber prices in the second and third quarters, which favorably impacted our gross profit per unit of products sold on a variable price such as ProWood pressure-treated lumber.

Selling, general and administrative (“SG&A”) expenses increased by approximately $22.5 million, or 25.5%, in the first nine months of 2020 compared to the same period of 2019, while we reported a 22% increase in unit sales. Acquired operations since the third quarter of 2019 contributed approximately $1.9 million to this increase. Accrued bonus expense increased approximately $14.9 million and totaled approximately $26.9 for the first nine months of 2020. The remaining increase was due to increases in salaries and wages and in-store merchandising costs, offset by a decline in advertising and travel and related costs.

Earnings from operations for the Retail reportable segment increased in the first nine months of 2020 compared to 2019 by $74.5 million, or 156.5%, well in excess of our 22% increase in unit sales as a result of the factors mentioned above.

Industrial Segment

Net sales in the third quarter of 2020 increased 4% compared to the same period of 2019, due to a 6% increase in selling prices attributable to the Lumber Market, offset by a 2% decrease in unit sales due to the impact of the pandemic and government imposed shutdowns.

Gross profits increased by 1.8% to $48.2 million for the third quarter of 2020 compared to the same period of 2019. We estimate the higher level of lumber prices (see “Impact of the Lumber Market on Our Operating Results”) caused a decline in margin of 100 basis points as our gross margins dropped to 17.1% from 17.4% last year. We experienced a 70 basis point improvement in our profitability due to the impact of favorable changes in product mix and effectively passing along increases in commodity lumber costs to our customers.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $.4 million, or 1.7%, in the third quarter of 2020 compared to the same period of 2019. Acquired operations since the third quarter of 2019 contributed approximately $0.9 million to our costs. Accrued bonus expense, which varies with our pre-bonus operating profit and return on investment, decreased approximately $.9 million, and totaled $6.1 million for the quarter. The remaining decrease was due to a variety of factors.

Earnings from operations for the Industrial reportable segment increased in the third quarter of 2020 compared to 2019 by $1.3 million, or 6.1%, due to the factors discussed above.

Net sales in the first nine months of 2020 decreased 9% compared to the same period of 2019, due to a 10% decrease in unit sales, reflective of the impact of the pandemic on our Industrial business.

Gross profits in the first nine months of 2020 declined 5.7% to $127.6 million compared to the same period of 2019, while gross margins increased to 16.7% compared to 16.1% for the same period of 2019. We estimate the higher level of lumber prices caused a decline in margin of 20 basis points. The improvement in our gross margin was primarily due to the impact of effective inventory positioning resulting in lower lumber costs early in the year, favorable changes in product mix, and effectively passing along increases in commodity lumber costs to our customers.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $1.4 million, or 1.9%, in the first nine months of 2020 compared to the same period of 2019. Acquired operations since the third quarter of 2019 contributed approximately $2.0 million to total SG&A expenses. Accrued bonus expense decreased approximately $4.2 million compared to the same period of 2019 and totaled approximately $12.5 for the first nine months of 2020. This reduction was partially offset by increases in salaries and wages, sales compensation, and amortization expense.

UFP INDUSTRIES, INC.

Earnings from operations for the Industrial reportable segment decreased in the first nine months of 2020 compared to 2019 by $6.4 million, or 10.6%, due to the factors mentioned above.

Construction Segment

Net sales in the third quarter of 2020 were flat compared to the same period of 2019, due to a 9% increase in selling prices attributable to the Lumber Market, offset by a 9% decrease in unit sales due to the impact of the pandemic. Unit changes within this segment consisted of declines of 2% in concrete forming, 8% in site-built construction, and 37% in commercial construction, offset by a 7% increase in factory-built housing.

Gross profits decreased by $10.2 million, or 14.2% to $62.1 million for the third quarter of 2020 compared to the same period of 2019. Gross margin decreased to 13.9% from 16.2% for the same period last year. We estimate the higher level of the lumber prices (see “Impact of the Lumber Market on Our Operating Results”) caused a 140 basis point decrease in our gross margin. The decrease in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit decreased by $10.6 million due to a combination of lower unit sales and higher commodity lumber costs, which adversely impacted our profit per unit of products we sell on a fixed price to our customers for a period of time.
●	A decline in unit sales in our commercial business unit, which has a more significant fixed cost structure, caused a decrease in gross profit of $6.8 million.
●	The impact of rising lumber prices on variable priced products contributed $4.3 million in gross profit in our factory-built housing and concrete forming business units.
●	Favorable cost variances contributed $1.2 million in gross profit.
●	Acquired businesses contributed $1.7 million.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $4.5 million, or 8.9%, in the third quarter of 2020 compared to the same period of 2019, while we reported a 9% decrease in unit sales. Acquired operations since the third quarter of 2019 contributed approximately $1.7 million to total SG&A expenses for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $2.2 million, and totaled $4.7 million for the quarter. Decreases in salaries and wages, sales compensation, and travel expenses also contributed to the overall decrease in SG&A.

Earnings from operations for the Construction reportable segment decreased in the third quarter of 2020 compared to 2019 by $4.9 million, or 22.9%, due to the factors mentioned above.

Net sales in the first nine months of 2020 decreased 3% compared to the same period of 2019, due to an 8% decrease in unit sales due to the impact of the pandemic, offset by a 5% increase in selling prices primarily due to the Lumber Market. Unit changes within this segment consisted of declines of 1% in factory-built housing, 8% in site-built construction, and 20% in commercial construction. These declines were offset by unit increases of 2% in concrete forming.

Gross profits in the first nine months of 2020 declined 8.1% to $184.5 million compared to the same period of 2019. Gross margins decreased to 15.5% from 16.4% for the same period of 2019. We estimate the higher level of lumber prices caused an 80 basis point decrease in our gross margin. The decrease in our gross profits was primarily due to the same factors discussed above.

UFP INDUSTRIES, INC.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $9.4 million, or 6.5%, in the first nine months of 2020 compared to the same period of 2019. Acquired operations since the third quarter of 2019 contributed approximately $2.7 million to total SG&A expenses. Accrued bonus expense decreased approximately $4.1 million compared to the same period of 2019 and totaled approximately $11.4 million for the first nine months of 2020. Decreases in salaries and wages, travel and medical expenses also contributed to the overall decrease in SG&A.

Earnings from operations for the Construction reportable segment decreased in the first nine months of 2020 compared to 2019 by $5.7 million, or 10.2%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.4% in the third quarter of 2020 compared to 23.8% for same period in 2019 and was 25.2% in the first nine months of 2020 compared to 24.0% for the same period in 2019. The increase was primarily due to the foreign tax rate differential on foreign income as well as a variety of other discrete tax items none of which are individually significant.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash provided by operating activities	$185,083	$198,080
Cash used in investing activities	(100,927)	(105,985)
Cash used in financing activities	95,178	(55,223)
Effect of exchange rate changes on cash	(1,122)	157
Net change in all cash and cash equivalents	178,212	37,029
Cash, cash equivalents, and restricted cash, beginning of period	168,666	28,198
Cash, cash equivalents, and restricted cash, end of period	$346,878	$65,227

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

UFP INDUSTRIES, INC.

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital increases during our first and second quarters which typically results in negative or modest cash flows from operations during those periods. Conversely, we typically experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters. As explained in more detail below, the unusually large increase in lumber prices this year, as well as the significant increase in sales attributable to our Retail segment, resulted in an increase in net working capital this year.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle improved to 43 days from 52 days during the third quarter and to 49 days from 56 days during the first nine months of 2020 compared to the prior periods.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Days of sales outstanding	31	33	32	33
Days supply of inventory	31	40	37	44
Days payables outstanding	(19)	(21)	(20)	(21)
Days in cash cycle	43	52	49	56

The decrease in our days supply of inventory for the first nine months of 2020 was primarily due to opportunistic buying when lumber prices were low during the fourth quarter of 2018 and early 2019 to improve gross profits and higher levels of “safety stock” we carried to address transportation challenges and ensure timely deliveries to our customers. We did not engage in this level of opportunistic buying in late 2019 and early 2020. Strong demand in our retail segment and shortages of supply contributed to higher inventory turns in the third quarter of 2020.

In the first nine months of 2020, our cash provided by operating activities was $185.1 million, which was comprised of net earnings of $189.1 million and $55.6 million of non-cash expenses, offset by a $59.7 million seasonal increase in working capital since the end of December 2019. Our operating cash flow this year declined by $13.0 million compared to the same period of last year primarily due to an increase in our net working capital since the end of 2019. Conversely, our net working capital at the end of the third quarter of 2019 decreased compared to the end of 2018. Our net working capital at the end of the third quarter of 2020 increased due to unusually high lumber prices as well the strong sales growth of our retail segment, which resulted in an increase in our accounts receivable.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first nine months of 2020 and totaled $34.8 million and $67.0 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $21.3 million on September 26, 2020. Notable areas of capital spending include projects to expand capacity and enhance the productivity of our Deckorators product line, several projects to expand manufacturing capacity to serve industrial customers and achieve efficiencies through automation, improvements to a number of facilities, and an increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows or cash surplus for the balance of the year. The sales and purchases of investments totaling $22.3 million and $24.3 million, respectively, are due to investment activity in our captive insurance subsidiary.

Cash flows from financing activities primarily consisted of issuances of long-term debt of $150 million, net repayments of debt of approximately $3.1 million, the payment of quarterly dividends totaling $23.0 million, or $0.125 per share, and repurchases of approximately 756,000 shares of our common stock for $29.2 million resulting in an average price paid of $38.62.

UFP INDUSTRIES, INC.

On September 26, 2020, we had $4.4 million outstanding on our $375 million revolving credit facility, and we had approximately $360.6 million in remaining availability after considering $9.8 million in outstanding letters of credit. There is no availability remaining under an existing “shelf agreement” for long term debt, after a $150 million note was issued in August 2020. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 26, 2020.

At the end of the third quarter of 2020 we have approximately $700 million in total liquidity, consisting of our cash surplus and remaining availability under our revolving credit facility. We plan to use a portion of this amount to fund our future growth.

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

Under the recent re-organization of our reportable segments now centered on our primary markets (retail, industrial, and construction), there were no indicators of impairment for any of the new reporting units. We continue to monitor the results of our commercial business unit (a reporting unit under the Construction segment), which primarily includes idX, as it has performed below expectations through 2019. While idX has faced challenging end market conditions resulting in this under-performance, we believe our growth and operating improvement strategies and related long-term projections for idX are still reasonable and attainable. Consequently, while the risk of impairment exists, management does not believe an impairment is currently required. Should the Company’s future analysis indicate a significant change in any of the triggering events for this reporting unit, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings. The total value of goodwill and identifiable intangibles associated with the commercial reporting unit is $12.3 million and $4.5 million, respectively, at the end of September 2020.

FORWARD OUTLOOK

Most recently, the Company’s long-term goals have been to:

●	Achieve long-term unit sales growth that exceeds positive U.S. GDP by 4 percent to 6 percent;
●	Grow earnings from operations in excess of our unit sales growth; and
●	Earn a return on invested capital in excess of our weighted average cost of capital.

While we believe the effective execution of our strategies will allow us to continue to achieve these long-term goals in the future, our ability to achieve them over the next year may be adversely impacted by a variety of external factors such as continuing developments in the COVID-19 pandemic, trends in commodity lumber prices, the availability and cost of labor and materials, and general election results in the U.S. The following variables should be considered when evaluating our performance over the next year.

UFP INDUSTRIES, INC.

●	Earlier this year we experienced a decrease in customer demand and unit sales in our industrial and construction segments as a result of numerous stay at home orders issued by states in which we operate as some of our customers did not meet the requirements to be an “essential business” and were temporarily shut down. For those customers who remained operating, demand declined for the majority of them. As these orders were lifted and these customers resumed operations demand trends for our products improved significantly throughout the quarter. However, there can be no assurance that another “wave” of COVID-19 will not occur and result in additional “stay at home” and similar orders that would adversely impact the demand of our products. In addition, demand for our products in the retail segment has been exceptionally strong as consumers have increased their home improvement activities during the pandemic. There can be no assurance demand will continue at these levels in the future. Market indicators that should be considered when evaluating future demand for our products include:
-	Same store sales growth of national home improvement retail customers, the leading indicator for remodeling activity and home improvement spending forecasts. Sales of our Retail Solutions segment comprises approximately 44% of our year-to-date total sales.
-	Housing starts in the northeast and mid-Atlantic states, Colorado, and Texas. Sales of our Site Built business unit within our Construction segment comprises approximately 13% of our year-to-date total sales.
-	Production of manufactured housing. Sales of our Factory Built business unit within our Construction segment comprises 11% of our year-to-date total sales.
-	Non-residential construction spending. Sales of our Commercial and Concrete Forming business units within our Construction segment comprises approximately 8% of our year-to-date total sales.
-	Industrial production, Purchasing Managers Index, and U.S. GDP. Sales of our Industrial segment comprises approximately 20% of our total year-to-date sales.
●	We have over 150 geographically dispersed plant locations, many of which have the ability to serve multiple market segments. These capabilities enhance our ability to supply our customers from multiple locations in the event an operation is idled due to the pandemic. To date, one of our operations remains temporarily idled and one has been permanently idled. Depending on the length of any future “stay at home” orders and the severity of the impact on future customer demand, we could temporarily or permanently idle additional locations in the future. These actions could result in certain losses including asset impairment charges to property, plant and equipment, right of use leased assets, inventory, other long-lived assets, and certain exit costs.
●	As a result of the pandemic and an anticipated reduction in demand, our suppliers significantly curtailed capacity through a variety of actions earlier this year. As the economy re-opened this summer, demand has recovered substantially and been much stronger than expected. Consequently, commodity lumber prices reached historically high levels by the end of the third quarter of 2020 (see Historical Lumber Prices). As our suppliers work through their backlog of orders and we reach the seasonally slower months of fall and winter in many areas of the country we anticipate commodity lumber prices will decrease to normalized levels. As lumber prices decline, we expect this may adversely impact our profit per unit of products we sell on a variable price formula. Conversely, this may benefit our profit per unit of products we sell at a fixed price for a period of time. See Impact of the Lumber Market on Our Operating Results. In addition, a decline in lumber prices will reduce our net investment in working capital and contribute to our cash flows from operations.

UFP INDUSTRIES, INC.

●	On a consolidated basis, and based on our 2019 results of operations and business mix, we believe our decremental operating margin is in a range of 10% to 15% of net sales. In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by 10 cents to 15 cents. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). In addition to the variables above, factors that may cause our actual results to vary significantly from this range include:
-	Changes in our selling prices
-	Changes in our sales mix by market segment and product
-	The impact and level of the Lumber Market and trends in the commodity costs of our products
-	Changes in labor rates
-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate

●	As a result of our strong cash flow and liquidity position our capital expenditures budget is $100 million for 2020 as we plan to capitalize on opportunities to grow and achieve operational efficiencies through automation.
●	The CARES act allows us to defer certain payroll taxes from the end of March through the end of our 2020 fiscal year, which we estimate will total approximately $20 million. This liability must be paid in equal annual installments on December 31, 2021 and December 31, 2022.
●	We believe our cash cycle will remain consistent with historical trends and result in a reduction in working capital and increase in cash as sales decline.
●	As a result of the diversification of our business and execution of our people we’ve achieved strong earnings and operating cash flows, which has contributed to a strong balance sheet in which our cash surplus of $346 million exceeds our debt of $314 million and our shareholders’ equity is over $1.4 billion at the end of the third quarter of 2020. Additionally, we currently have approximately $700 million of liquidity. Our historical methodology for capital allocation has been to follow a return-based, balanced approach in which we maintain or increase our dividends in line with our growth in earnings and operating cash flows, repurchase our common stock in an amount which offsets issuances under our share-based compensation plans and at times when we believe it is under-valued, and invest in capital expenditures and business acquisitions that allow us to achieve our strategic objectives. We currently anticipate investments in growing our business through capital expenditures and business acquisitions will comprise the highest use of our capital availability. Finally, we manage our capital structure conservatively by attempting to maintain targeted ratios of debt to equity and debt to earnings before interest, taxes, depreciation and amortization while reserving sufficient levels of liquidity for unanticipated opportunities and events.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 26, 2020 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended September 26, 2020, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We may be adversely affected by the impact of COVID-19 (Coronavirus) pandemic. Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic. COVID-19, as well as measures taken by governmental authorities and businesses to limit the spread of this virus, may result in an adverse change in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations. This has caused, and may continue to cause, us to materially curtail certain segments, and could have a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging at the end of September was approximately 95% current. Most recently our bad debt expense as a percentage of sales was 0.09%, 0.03%, and 0.03%, in 2019, 2018, and 2017, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

There could be limited future availability of materials from our suppliers. Many of our suppliers reduced their manufacturing capacity in response to the anticipated reduction in demand from the pandemic, which in turn impacted our ability to fulfill all of our customers’ orders. Our suppliers are currently taking actions to increase capacity to meet expectations of future demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
June 28 – August 1, 2020	—	—	—	1,103,957
August 2 – 29, 2020	—	—	—	1,103,957
August 30 – September 26, 2020	—	—	—	1,103,957
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UFP INDUSTRIES, INC.

Date: October 28, 2020	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: October 28, 2020	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer