Form 10-K
period 2020-12-26
UFP INDUSTRIES INC
filed 2021-03-03
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 26, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐            No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 27, 2020 was $2,635,631,630 computed at the closing price of $45.72 on that date.

As of January 30, 2021, 61,207,924 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 26, 2020 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-16.

ANNUAL REPORT ON FORM 10-K

DECEMBER 26, 2020

PART I

Item 1. Business.

General Development of the Business.

UFP Industries, Inc. (“we” or “our”) is a holding company with subsidiaries throughout North America, Europe, Asia, and Australia that supply products primarily manufactured from wood, wood and non-wood composites, and other materials to three markets: retail, industrial, and construction. We are headquartered in Grand Rapids, Michigan. For more information about UFP Industries, Inc., or our affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 26, 2020 ("2020 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2020 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Effective January 1, 2020, we re-organized around the markets we serve rather than geography. Our new business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. Among other things, this change allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are referred to as “All Other” throughout this report. The Corporate segment includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs, the operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products for national home centers and other retailers; structural lumber, engineered components, and other products for the manufactured housing industry and for residential and commercial construction; specialty wood packaging, protective packaging, and components for various industries; and customized interior fixtures used in a variety of retail and commercial structures. Each of our segments, Retail, Industrial and Construction, are discussed in the paragraphs that follow.

Retail segment. The customers comprising this segment are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. One customer, The Home Depot, accounted for approximately 24% of our total net sales in fiscal 2020 and 19% in 2019 and 2018.

We currently supply customers in this segment from many of our locations. These regional facilities are able to supply mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The close proximity of our regional facilities to the various outlets of these customers is a factor when negotiating annual sales programs.

The products offered to customers in this segment include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood and wood composite decking and related accessories and decorative lawn and garden products. Products sold to this segment include those sold under the following trademarks: ProWood, Deckorators, UFP-Edge, Outdoor Essentials, Dimensions, and ProWood FR. These product categories also comprise the business units within our retail segment.

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity-based products on a national basis as we do within our retail segment. We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. We believe the breadth of our product offering, geographic dispersion, close proximity of our plants to core customers, purchasing and manufacturing expertise, and service capabilities provide competitive advantages in this market.

Industrial segment. We define our industrial segment as manufacturers and agricultural customers who use pallets, specialty crates, wooden boxes, and other containers used for packaging, shipping and material handling purposes, as well as various other products, including protective packaging, used in a variety of different applications. Many of the wood-based products sold to this market may be produced from the wood by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this segment with our dedicated local sales teams and through national sales support efforts.

Construction segment. Our construction segment is made up of customers in four markets – factory-built housing, site-built residential construction, concrete forming, and commercial construction, which represent the business units of our construction segment.

The customers comprising the factory-built housing market are producers of mobile, modular and prefabricated homes and recreational vehicles (RV). Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer’s specification, plywood, oriented strand board and dimensional lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the close proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. We also distribute products such as siding, electrical and plumbing products to factory-built housing and RV customers.

The customers comprising the site-built residential construction market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and light commercial construction. Competition in this market is primarily fragmented, but we do compete with a small number of national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength. We believe that providing a comprehensive turn-key package, including installation, provides a competitive advantage. Generally, terms of sale and pricing are determined based on contracts we entered into with our customers.  We currently supply customers in these markets from manufacturing facilities located in many different states. These facilities manufacture various engineered wood components used to frame residential or light commercial projects, including roof and floor trusses, wall panels, I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload. We also provide framing services for builders in certain regional markets, in which we erect the wood structure.

Our commercial business unit primarily includes the operations of idX Holdings, Inc. ("idX"). idX is a designer, manufacturer and installer of highly customized interior fixtures, casework and millwork used in a variety of retail and commercial structures representing several end markets.

Finally, we supply wood forms and related products to set or form concrete for various structures, including large parking garages, stadiums and bridges, to our concrete forming customers.

Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. Our annual purchases of lumber are approximately $2.0 billion and consist of the following species and their respective percent of total lumber purchases: southern yellow pine (62%), spruce-pine-fir (18%), and douglas fir (3%), while the remaining 17% of lumber purchases comprise various other species and imports outside of North America.  Additionally, we purchase approximately $0.5 billion in plywood on an annual basis. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain favorable programs such as consigned inventory. We believe this represents a competitive advantage.

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

Backlog. Due to the nature of our retail and industrial businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, we would not normally have a backlog of unfilled orders in a material amount. The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer’s requirements. In such cases, either we are able to forecast the customer’s requirements, or the customer may provide an estimate of its future needs. In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products in question.

On December 26, 2020 and December 28, 2019, we estimate that backlog orders associated with our customized interior fixture businesses approximated $65.2 million and $75.0 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

On December 26, 2020 and December 28, 2019, we estimate that backlog orders associated with our construction businesses approximated $106.0 million and $110.1 million, respectively. With respect to the former, we expect that these orders will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note L of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees. On December 26, 2020, we had approximately 12,000 employees. For over 65 years, the success of our company has rested on the skill, motivation and performance of our employees.  We treat our people honestly and fairly, creating career paths and training opportunities to develop and expand their scope of responsibilities and financial rewards.  This approach to human capital, which is embedded in the Company's culture, has fostered an environment where our employees often commit their respective careers to UFP Industries, Inc.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

We may be impacted by a significant change in the value of the U.S. dollar. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates would impact our import purchases and export sales, which totaled $585.7 million and $116.8 million, respectively, in 2020. In addition, many of our industrial customers export their products.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs, including plywood, as a percentage of net sales were 51.0%, 43.4%, and 51.5% in 2020, 2019, and 2018, respectively.

Our growth may be limited by the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

A significant portion of our sales are concentrated with one customer. Our sales to The Home Depot comprised 24% of our total net sales in fiscal 2020 and 19% in 2019 and 2018.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales. We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by industry capacity of products we supply. From time to time, we may experience excess capacity among suppliers of certain products in some of the markets we serve. Our selling prices and gross margins have been and are likely to continue to be impacted by industry excess capacity. Conversely, we may experience limited capacity among suppliers of certain products, for example, many of our suppliers reduced their manufacturing capacity in response to the anticipated reduction in demand from the recent COVID-19 pandemic, which in turn impacted our ability to fulfill all of our customers’ orders. Our suppliers are currently taking actions to increase capacity to meet expectations of future demand.

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

The current version of federal health care legislation may significantly increase our costs. The federal health care legislation enacted in 2010 and future regulations called for under the legislation may have a significant cost implication for our company. Our health care costs totaled approximately $60.3 million, $69.1 million, and $69.2 million in 2020, 2019, and 2018, respectively.

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

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 9.2%, 9.5%, and 9.3% of net sales in 2020, 2019, and 2018, respectively.

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

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales.  Instability of established free trade agreements may lead to raw material and finished goods price volatility.  An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $116.8 million in 2020.  Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties.  Our purchases that are impacted by foreign tariffs were approximately $585.7 million in 2020, including UFP’s U.S. import of Canadian Softwood Lumber of approximately $266.1 million, which is the primary imported commodity.  In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

Our restructuring efforts may not be successful.  Effective as of January 1, 2020, in connection with the change in the Company's name to UFP Industries, management implemented a significant change in its organizational and operating structure. For many years, the Company was managed primarily on a geographic basis. Under that structure, local plants operated on a somewhat autonomous basis, manufacturing and supplying customers based upon their respective expertise, capacity and local customer needs. Those plants reported through and were managed by their respective regions and via the regions their respective divisions. Beginning on January 1, 2020, the operational and organizational structure of the Company changed. As of that date, the Company's business is being managed through three business segments: retail, construction and industrial. The Company believes that this new organizational and management structure will provide significant benefits and foster a greater likelihood of continued growth and profitability. As part of that structure, the Company believes that it will be more efficient in allocating capital among its operations, will better understand the markets in which it serves and expedite the development and sale of new products and services. While the Company believes that the implementation of this change will result in improved financial performance, there are always meaningful risks associated with significant changes in which management and its workforce conducts its business. Those risks include the departure of management talent, disruptions in business practices and related inefficiencies.

We may be adversely affected by the impact of the COVID-19 (Coronavirus) pandemic. Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic. COVID-19, as well as measures taken by governmental authorities and businesses to limit the spread of this virus, may result in an adverse change in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations. This has caused, and may continue to cause, us to materially curtail certain segments, and could have a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging as of December 26, 2020 was approximately 92% current. Our bad debt expense as a percentage of sales was 0.02%, 0.09%, and 0.03%, in 2020, 2019, and 2018, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 156 facilities located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.

The following tables summarize our property locations by core segment. Due to the nature of our business, various properties may service more than one segment.

CONSTRUCTION SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Auburn, NY	1	New Hartford, NY	1
Aurora, CO	1	New London, NC	1
Belchertown, MA	1	New Windsor, MD	1
Burlington, NC	1	Ooltewah, TN	1
Chesapeake, VA	1	Parker, PA	2
Chicago, IL	1	Pearisburg, VA	1
Clinton, NC	1	Plainville, MA	1
Conway, SC	1	San Antonio, TX	2
Cordele, GA	1	Sauk Rapids, MN	1
Delano, PA	1	Sidney, NY	1
Earth City, MO	1	Vaughan, ON	1
Edina, MN	1	Wilton, NH	1
Folkston, GA	2	Athena, OR	1
Gordon, PA	1	Berlin, NJ	2
Granger, IN	1	Cedar Hill, TX	1
Hillsboro, TX	1	Dayton, OH	1
Hudson, NY	1	Elkhart, IN	3
Jefferson, GA	1	Fredericksburg, VA	1
Lafayette, CO	1	Haleyville, AL	2
Liberty, NC	1	Kyle, TX	1
Locust, NC	1	Ontario, CA	1
London, UK	1	Payallup, WA	1
Londonderry, NH	1	St. Louis, MO	1
Minneota, MN	1	Stanfield, NC	1
Nampa, ID	1	Washington, NC	1
Narrows, VA	1	Bangalore, India	1
Naugatuck, CT	1	Wujiang City, Jiangsu Province	1
		TOTAL	61

INDUSTRIAL SEGMENT		RETAIL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Ashburn, GA	1	Bonner, MT	2
Auburndale, FL	2	Elizabeth City, NC	1
Blanchester, OH	1	Gainesville, GA	1
Blue Island, IL	1	Hamilton, OH	1
Chaffee, NY	1	Harrisonville, MO	1
Chandler, AZ	2	Hendersonville, NC	1
Eagan, MN	1	Janesville, WI	2
Eatonton, GA	2	Kansas City, MO	1
Franklinton, NC	1	Kearneysville, WV	2
Ft. Lauderdale, FL	1	Lansing, MI	1
Gilmer, TX	1	Lockhart, FL	1
Grandview, TX	4	Moultrie, GA	1
Hartford, WI	1	Poulsbo, WA	1
Magna, UT	1	Ranson, WV	1
McMinnville, OR	2	Rockwell, NC	1
Miami, FL	1	Saginaw, TX	1
Milwaukee, WI	1	Schertz, TX	1
Morristown, TN	1	Selma, AL	1
Nappanee, IN	1	Silsbee, TX	1
Peru, IL	1	Stafford, TX	1

Rancho Cucamonga, CA	1	Stockertown, PA	1
Riverside, CA	1	Tampa, FL	1
Shawnee, OK	1	White City, OR	1
Snohomish, WA	1	Windsor, CO	3
Walker, MI	1	Prairie du Chien, WI	2
Warrens, WI	1	Salina, KS	1
Wenatchee, WA	1	Union City, GA	1
Woodburn, OR	3	White Bear Lake, MN	2
Yakima, WA	1	White Pigeon, MI	1
Adairsville, GA	1	Ponce, Puerto Rico	1
Dallas, TX	1	TOTAL	37
Grand Rapids, MI	1
Huntsville, TX	1	ALL OTHER SEGMENT
Marietta, GA	1	Property Location	Number of Properties
Martin, TN	1	Chateauguay, Quebec	1
Newnan, GA	1	Erskine Park, AUS	1
Orangeburg, SC	1	Lacolle, Quebec	1
Rowesville, SC	1	Yeerongpilly, AUS	1
Salisbury, NC	2	TOTAL	4
Sharon, TN	2
Thornton, CA	1	CORPORATE SEGMENT
TOTAL	52	Property Location	Number of Properties
		Norton Shores, MI	1
		Grand Rapids, MI	3
		TOTAL	4

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 80 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note L of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2021. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	60	Chief Executive Officer
Patrick M. Webster	61	President and Chief Operating Officer
Michael R. Cole	54	Chief Financial Officer and Treasurer
Allen T. Peters	53	President and Chief Operating Officer of UFP Retail Solutions, LLC
Patrick M. Benton	51	President of UFP Construction, LLC
Scott A. Worthington	50	President of UFP Industrial, LLC
Scott T. Bravata	56	Vice President of Accounting and Administration
David A. Tutas	51	General Counsel, Chief Compliance Officer and Secretary

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

Michael R. Cole joined us in 1993 from the international public accounting firm Deloitte & Touche. In December 1999, he was promoted to Vice President of Finance. On July 19, 2000, Mr. Cole became Chief Financial Officer of the Company.

Allen T. Peters joined us in 1997.  In 2004 he became the General Manager of Operations of our plant in Harrisonville, MO and in 2007 became Regional Vice President of our Gulf Region. On January 1, 2011, Mr. Peters became President of UFP Western Division, Inc, and on January 1, 2020, he became President and COO of UFP Retail Solutions, LLC.

Patrick M. Benton joined us in 1993. In 2008 he became Operations Vice President of the South Texas Region, and on July 1, 2014, he became Executive Vice President of UFP Eastern Division – North.  On February 1, 2017, Mr. Benton became President of the UFP Northern Division, and on January 1, 2020, he became President of UFP Construction, LLC.

Scott A. Worthington joined us in 1997. In 2007, he became General Manager of Operations of our plant in New Waverly, TX, and on August 1, 2014, he became Regional Vice President of the South Texas Region. On January 1, 2020, he became President of UFP Industrial, LLC

Scott T. Bravata joined us in 1988. He became Director of Wholesale Accounting in 1989 and became Corporate Controller in 1997. On February 27, 2006, he became Vice President of Accounting and Administration.

David A. Tutas joined us in 2003 as a staff counsel. In 2007, he was promoted to Director of Legal Services. On August 1, 2011, he was promoted to General Counsel. On January 18, 2013, he became Secretary of the Company, and on February 1, 2019, he became Chief Compliance Officer.

PART II

The following information items in this Part II, which are contained in the 2020 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2020 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2020 Annual Report under the caption “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 27 – October 31, 2020	—	—	—	1,103,957
November 1 – 28, 2020	—	—	—	1,103,957
November 29 – December 26, 2020	—	—	—	1,103,957
(a)	Total number of shares purchased.

(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the 2020 Annual Report under the caption "Selected Financial Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2020 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of a revolving credit facility and industrial development revenue bonds. We do not enter into any material interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

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

On December 26, 2020, the estimated fair value of our long-term debt, including the current portion, was $341.4 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments, excluding debt issuance costs, are as follows:

($US equivalent, in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$34	$35,038	$—	$40,000	$—	$225,000	$300,072
Average interest rate	—	3.89%	—	3.98%	—	3.55%
Variable Rate ($US)	$66	$3,700	$4,715	$—	$—	$3,300	$11,781
Average interest rate (1)	—	0.79%	1.13%	—	—	0.74%
(1) Average of rates at December 26, 2020

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2020 Annual Report under the following captions:

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

"Consolidated Statements of Shareholders’ Equity"

"Consolidated Statements of Cash Flows"

"Notes to Consolidated Financial Statements"

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, referred to herein as “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were not effective because of the material weakness related to the accounting for stock-based compensation awards, as further described below. Despite the existence of the material weakness, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, the material weakness did not result in any restatements of our consolidated financial statements or disclosures for any prior period.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2020. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded based upon the existence of a material weakness described below, our internal control over financial reporting was not effective as of December 26, 2020.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design and operation of our control regarding the accounting for our share-based bonus awards. Under our annual incentive compensation plan, bonuses earned in excess of the cash payment limitations are paid in the form of share-based bonus awards. The allocation of share-based bonus expense in the period when the share awards were granted, rather than over the associated service and vesting period of the awards, was not in accordance with ASC 718. Our controls were not adequately designed to review the appropriate accounting conclusion with enough precision related to the determination of the appropriate period over which to recognize the expense associated with share awards. This material weakness resulted in an error in the accounting for share-based bonus awards, which could have been material if it had gone undetected.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 26, 2020. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 25 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Remediation

Management will engage experts to assist with the review of complex accounting conclusions related to share-based bonus awards in the future.

Changes in internal control over financial reporting

Other than the material weakness discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 26, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 26, 2020 for the 2021 Annual Meeting of Shareholders, as filed with the Commission ("2021 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2021 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2021 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2021 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 26, 2020, is as follows:

Number of shares
remaining
available for
	Number of		future issuance
	shares to be		under equity
	issued upon	Weighted average	compensation
	exercise of	exercise price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,089,274
Equity compensation plans not approved by security holders	none
(1)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 26, 2020, is as follows: 489,124 shares for our Employee Stock Purchase Plan, 212,676 shares for our Directors’ Retainer Stock Plan, and 16,013 shares for our Employee Stock Gift Program. In addition, of the remaining 1,371,461 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2021 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2021 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2020 Annual Report:

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

(a)

Form of Indemnity Agreement entered into between the Registrant and each of its directors was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-69474) and the same is incorporated herein by reference.

*(b)

Performance Bonus Plan Summary Plan Description was filed as Exhibit 10(f) to a Form 10-K, Annual Report for the year ended December 25, 2010 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(c)

Universal Forest Products, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10-K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(d)

Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	(e)(2)	Credit Agreement dated November 1, 2018 was filed as Exhibit 10(i)(2) to a Form 8-K Current Report dated November 2, 2018 and the same is incorporated herein by reference.

(f)(1)

Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(g)(2)

Note Purchase Agreements for Series C and D Senior Notes dated June 14, 2018, was filed as Exhibit 10(k)(2) to Registrant’s Form 10-K, Annual Report for the year ended December 29, 2018 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	*(h)	Universal Forest Products, Inc. Employee Stock Purchase Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 9, 2018.

*(i)

Universal Forest Products, Inc. Director Retainer Stock Plan was filed as Exhibit 10(m) to a Form 10-K, Annual Report for the year ended December 31, 2016 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(j)

Universal Forest Products, Inc. Amended and Restated Long Term Stock Incentive Plan is incorporated by reference from Appendix B to the Company’s proxy statement dated and filed with the Commission on March 9, 2018.

(k) Note Purchase Agreement for Series E, F, and G dated August 11, 2020.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 26, 2020.

14	Code of Ethics for Senior Financial Officers.

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

Dated: March 3, 2021	UFP INDUSTRIES, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 3nd day of March, 2021, by the following persons on behalf of us and in the capacities indicated.

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

/s/ Joan A. Budden	/s/ William G. Currie
Joan A. Budden, Director	William G. Currie, Director

/s/ Benjamin J. McLean	/s/ Bruce A. Merino
Benjamin J. McLean, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Director	Thomas W. Rhodes, Director

/s/ Mary Tuuk Karas	/s/ Brian C. Walker
Mary Tuuk Karas, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director