Form 10-Q
period 2021-03-27
UFP INDUSTRIES INC
filed 2021-05-05
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 27, 2021
Common stock, $1 par value	61,838,256

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	March 27,	December 26,	March 28,
	2021	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,399	$436,507	$32,129
Restricted cash	629	101	724
Investments	31,439	24,308	17,778
Accounts receivable, net	808,105	470,504	460,821
Inventories:
Raw materials	438,762	316,481	263,857
Finished goods	384,652	250,813	246,824
Total inventories	823,414	567,294	510,681
Refundable income taxes	—	5,836	2,624
Other current assets	29,072	33,812	36,152
TOTAL CURRENT ASSETS	1,737,058	1,538,362	1,060,909
DEFERRED INCOME TAXES	2,290	2,413	2,145
RESTRICTED INVESTMENTS	17,209	17,565	16,111
RIGHT OF USE ASSETS	98,404	77,245	81,065
OTHER ASSETS	27,358	20,298	25,198
GOODWILL	314,189	252,193	246,459
INDEFINITE-LIVED INTANGIBLE ASSETS	7,401	7,401	7,288
OTHER INTANGIBLE ASSETS, NET	93,812	72,252	46,232
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,060,893	974,497	906,171
Less accumulated depreciation and amortization	(572,526)	(557,335)	(508,596)
PROPERTY, PLANT AND EQUIPMENT, NET	488,367	417,162	397,575
TOTAL ASSETS	2,786,088	2,404,891	1,882,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$47,140	$—	$—
Accounts payable	299,398	211,518	162,039
Accrued liabilities:
Compensation and benefits	137,208	166,478	92,504
Income taxes	25,565	—	—
Other	78,560	69,104	55,760
Current portion of lease liability	23,051	16,549	16,180
Current portion of long-term debt	109	100	2,772
TOTAL CURRENT LIABILITIES	611,031	463,749	329,255
LONG-TERM DEBT	426,310	311,607	160,550
LEASE LIABILITY	76,408	61,509	64,937
DEFERRED INCOME TAXES	34,940	25,266	22,799
OTHER LIABILITIES	50,856	59,608	33,159
TOTAL LIABILITIES	1,199,545	921,739	610,700
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,838,256, 61,205,780 and 61,102,481	61,838	61,206	61,102
Additional paid-in capital	231,111	218,224	211,724
Retained earnings	1,276,722	1,182,680	998,996
Accumulated other comprehensive loss	(3,464)	(1,794)	(11,110)
Total controlling interest shareholders’ equity	1,566,207	1,460,316	1,260,712
Noncontrolling interest	20,336	22,836	11,570
TOTAL SHAREHOLDERS’ EQUITY	1,586,543	1,483,152	1,272,282
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,786,088	$2,404,891	$1,882,982

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 27,	March 28,
	2021	2020
NET SALES	$1,825,004	$1,032,062
COST OF GOODS SOLD	1,538,450	864,826
GROSS PROFIT	286,554	167,236
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	150,098	109,339
OTHER LOSSES (GAINS), NET	(1,031)	(735)
EARNINGS FROM OPERATIONS	137,487	58,632
INTEREST EXPENSE	3,151	1,908
INTEREST AND INVESTMENT (INCOME) LOSS	(2,296)	2,832
EQUITY IN EARNINGS OF INVESTEE	630	—
	1,485	4,740
EARNINGS BEFORE INCOME TAXES	136,002	53,892
INCOME TAXES	31,751	13,322
NET EARNINGS	104,251	40,570
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(940)	(411)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$103,311	$40,159

EARNINGS PER SHARE – BASIC	$1.67	$0.65
EARNINGS PER SHARE – DILUTED	$1.67	$0.65

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	104,251	40,570
OTHER COMPREHENSIVE GAIN (LOSS)	(2,196)	(8,556)
COMPREHENSIVE INCOME	102,055	32,014
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(414)	1,924
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$101,641	$33,938

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 26, 2020	$61,206	$218,224	$1,182,680	$(1,794)	$22,836	$1,483,152
Net earnings			103,311		940	104,251
Foreign currency translation adjustment				(374)	(526)	(900)
Unrealized loss on debt securities				(1,296)		(1,296)
Distributions to noncontrolling interest					(2,914)	(2,914)
Additional purchase of noncontrolling interest						—
Cash dividends - $0.15 per share - quarterly			(9,274)			(9,274)
Issuance of 5,816 shares under employee stock purchase plan	6	357				363
Net issuance of 536,970 shares under stock grant programs	537	3,888	5			4,430
Issuance of 89,690 shares under deferred compensation plans	89	(89)				—
Expense associated with share-based compensation arrangements		2,936				2,936
Accrued expense under deferred compensation plans		5,795				5,795
Balance at March 27, 2021	$61,838	$231,111	$1,276,722	$(3,464)	$20,336	$1,586,543

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance at December 28, 2019	$61,409	$192,173	$995,022	$(4,889)	$14,018	$1,257,733
Net earnings			40,159		411	40,570
Foreign currency translation adjustment				(5,951)	(2,335)	(8,286)
Unrealized loss on debt securities				(270)		(270)
Distributions to noncontrolling interest					(299)	(299)
Additional purchase of noncontrolling interest		130			(225)	(95)
Cash dividends - $0.125 per share - quarterly			(7,730)			(7,730)
Issuance of 10,549 shares under employee stock purchase plan	10	309				319
Net issuance of 350,124 shares under stock grant programs	350	12,454	1			12,805
Issuance of 89,616 shares under deferred compensation plans	89	(89)				—
Repurchase of 756,397 shares	(756)		(28,456)			(29,212)
Expense associated with share-based compensation arrangements		1,404				1,404
Accrued expense under deferred compensation plans		5,343				5,343
Balance at March 28, 2020	$61,102	$211,724	$998,996	$(11,110)	$11,570	$1,272,282

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 27,	March 28,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$104,251	$40,570
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	18,733	15,717
Amortization of intangibles	3,998	1,571
Expense associated with share-based and grant compensation arrangements	2,981	1,444
Deferred income taxes	142	286
Unrealized (gain) loss on investments and other	(1,754)	3,173
Equity in earnings of investee	630	—
Net gain on disposition of assets	(532)	(285)
Changes in:
Accounts receivable	(253,323)	(94,253)
Inventories	(207,768)	(25,783)
Accounts payable and cash overdraft	121,892	20,047
Accrued liabilities and other	14,090	(8,648)
NET CASH USED IN OPERATING ACTIVITIES	(196,660)	(46,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,656)	(27,286)
Proceeds from sale of property, plant and equipment	5,062	409
Acquisitions and purchases of non-controlling interest, net of cash received	(261,133)	(18,487)
Purchases of investments	(8,738)	(14,052)
Proceeds from sale of investments	3,381	11,260
Other	(414)	(54)
NET CASH USED IN INVESTING ACTIVITIES	(296,498)	(48,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	236,280	6,759
Repayments under revolving credit facilities	(121,570)	(6,498)
Contingent consideration payments and other	(627)	(3,074)
Proceeds from issuance of common stock	363	319
Dividends paid to shareholders	(9,274)	(7,730)
Distributions to noncontrolling interest	(2,914)	(299)
Repurchase of common stock	—	(29,212)
Other	(331)	12
NET CASH FROM (USED IN) FINANCING ACTIVITIES	101,927	(39,723)
Effect of exchange rate changes on cash	(349)	(1,719)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(391,580)	(135,813)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	436,608	168,666
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$45,028	$32,853

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$436,507	$168,336
Restricted cash, beginning of period	101	330
Cash, cash equivalents, and restricted cash, beginning of period	$436,608	$168,666

Cash and cash equivalents, end of period	$44,399	$32,129
Restricted cash, end of period	629	724
Cash, cash equivalents, and restricted cash, end of period	$45,028	$32,853

SUPPLEMENTAL INFORMATION:
Interest paid	$2,694	$374
Income taxes paid	249	2,307
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	5,359	4,900

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

NOTES TO UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. All intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 26, 2020.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 28, 2020 balances in the accompanying unaudited condensed consolidated balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	March 27, 2021				March 28, 2020
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$19	$1,127	$—	$1,146	$29,561	$837	$—	$30,398
Fixed income funds	244	16,264	—	16,508	237	15,124	—	15,361
Equity securities	18,496	—	—	18,496	9,089	—	—	9,089
Alternative investments	—	—	2,126	2,126	—	—	1,960	1,960
Mutual funds:
Domestic stock funds	9,388	—	—	9,388	5,204	—	—	5,204
International stock funds	1,395	—	—	1,395	947	—	—	947
Target funds	21	—	—	21	242	—	—	242
Bond funds	145	—	—	145	222	—	—	222
Alternative funds	496	—	—	496	921	—	—	921
Total mutual funds	11,445	—	—	11,445	7,536	—	—	7,536
Total	$30,204	$17,391	$2,126	$49,721	$46,423	$15,961	$1,960	$64,344
Assets at fair value	$30,204	$17,391	$2,126	$49,721	$46,423	$15,961	$1,960	$64,344

UFP INDUSTRIES, INC.

From the assets measured at fair value as of March 27, 2021, listed in the table above, $31.4 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.5 million of money market funds are held in Cash and Cash Equivalents, $0.6 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $16.9 million of fixed income funds and $0.3 million of money markets funds are held in Restricted Investments.

We maintain money market, mutual funds, bonds, and/or equity securities in our non-qualified deferred compensation plan, our wholly owned licensed captive insurance company, and assets held in financial institutions. These funds are valued at prices quoted in an active exchange market and are included in “Cash and Cash Equivalents”, “Investments”, “Other Assets”, and “Restricted Investments”. We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $47.9 million as of March 27, 2021, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 27, 2021			March 28, 2020
		Unrealized			Unrealized
	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value
Fixed Income	$15,867	$642	$16,509	$15,257	$104	$15,361
Equity	14,664	3,832	18,496	9,690	(601)	9,089
Mutual Funds	8,769	2,049	10,818	7,298	(569)	6,729
Alternative Investments	1,929	197	2,126	1,834	126	1,960
Total	$41,229	$6,720	$47,949	$34,079	$(940)	$33,139

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net unrealized gain was $6.7 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of March 27, 2021 and March 28, 2020.

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

UFP INDUSTRIES, INC.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	March 27,	March 28,
	2021	2020	% Change
FOB Shipping Point Revenue	$1,797,399	$999,262	79.9%
Construction Contract Revenue	27,605	32,800	(15.8)%
Total Net Sales	$1,825,004	$1,032,062	76.8%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 27,	December 26,	March 28,
	2021	2020	2020
Cost and Earnings in Excess of Billings	$3,408	$4,169	$5,744
Billings in Excess of Cost and Earnings	9,396	11,530	9,920

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2021	2020
Numerator:
Net earnings attributable to controlling interest	$103,311	$40,159
Adjustment for earnings allocated to non-vested restricted common stock	(3,175)	(1,059)
Net earnings for calculating EPS	$100,136	$39,100
Denominator:
Weighted average shares outstanding	61,889	61,842
Adjustment for non-vested restricted common stock	(1,902)	(1,630)
Shares for calculating basic EPS	59,987	60,212
Effect of dilutive restricted common stock	28	18
Shares for calculating diluted EPS	60,015	60,230
Net earnings per share:
Basic	$1.67	$0.65
Diluted	$1.67	$0.65

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

On a consolidated basis, we have reserved approximately $1.9 million on March 27, 2021 and $2.0 million on March 28, 2020, respectively, representing the estimated costs to complete future remediation efforts. These amounts have not been reduced by an insurance receivable.

In addition, on March 27, 2021, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 27, 2021, we had outstanding purchase commitments on commenced capital projects of approximately $41.3 million.

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

UFP INDUSTRIES, INC.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of March 27, 2021, we had approximately $27.0 million outstanding payment and performance bonds for open projects. We had approximately $4.0 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 27, 2021, we had outstanding letters of credit totaling $50.9 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of March 27, 2021, we have irrevocable letters of credit outstanding totaling approximately $43.8 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

We are required to provide irrevocable letters of credit in favor of the bond trustees for all industrial development revenue bonds that have been issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $7.1 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

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

We did not enter into any new guarantee arrangements during the first quarter of 2021 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2021 and since the end of March 2020, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	March 1, 2021	$4,724 cash paid for 100% asset purchase and estimated contingent consideration	$4,176	$548	Other
J.C. Gilmore Pty Ltd (Gilmores)

Founded in 1988 and operating from its distribution facility in Port Melbourne, Australia, Gilmores is a leading distributor in the industrial and construction industries of packaging tapes, stretch films, packaging equipment, strapping, construction protection products and other items, with 2020 sales of $15 million AUD ($10 million USD).

	December 28, 2020	$258,770 cash paid for 100% stock purchase	$82,546	$176,224	Retail/Industrial
PalletOne, Inc. (PalletOne)

Based in Bartow, Florida, PalletOne is a leading manufacturer of new pallets in the U.S., with 17 pallet manufacturing facilities in the southern and eastern regions of the country. The company also supplies other specialized industrial packaging, including custom bins and crates, and its Sunbelt Forest Products (Sunbelt) subsidiary operates five pressure-treating facilities in the Southeastern U.S. PalletOne and its affiliates had 2019 and 2020 sales of $525 million and $698 million, respectively.

	November 10, 2020	$27,274 cash paid for 100% asset purchase and estimated contingent consideration	$17,894	$9,380	Construction
Atlantic Prefab, Inc.; Exterior Designs, LLC; and Patriot Building Systems, LLC

Based in Wilton, New Hampshire, Atlantic Prefab produces prefabricated steel wall panels and light gauge metal trusses. The company’s steel component and prefinished wall panel lines are new, value-added product additions for UFP Construction that help shorten project timelines. Exterior Designs is a leading installer of siding and exterior cladding such as fiber cement, ACM (aluminum composite material) panels, phenolic panels, and EIFS (exterior insulation and finish systems). The company is based in Londonderry, New Hampshire, and serves commercial and multi-family clients throughout the Northeast. Also based in Londonderry, Patriot Building Systems provides commercial and multi-family framing services in the Northeast and will focus on markets not currently served by companies of UFP Industries. The companies had combined annual sales of approximately $28 million.

	October 1, 2020	$7,936 cash paid for 100% asset purchase and estimated contingent consideration	$7,222	$714	Retail
Fire Retardant Chemical Technologies, LLC (FRCT)

Founded in 2014 and based in Matthews, North Carolina, FRCT’s business includes a research and development laboratory specializing in developing and testing a wide range of high-performance chemicals, including fire retardants and water repellants. The company had annual sales of approximately $6.4 million.

	September 30, 2020	$4,465 cash paid for 50% stock purchase and estimated contingent consideration	$4,607	$(142)	Other
Enwrap Logistic & Packaging S.r.l. (Enwrap)

Enwrap is a newly formed company dedicated to the logistics and packaging business of its predecessor, Job Service S.p.A. Headquartered in Milan, Italy, Enwrap provides high-value, mixed material industrial packaging and logistics services through eight locations in Italy. These locations generated annual sales of approximately $14 million.

UFP INDUSTRIES, INC.

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	July 14, 2020	$19,136 cash paid for 100% asset purchase and estimated contingent consideration	$13,098	$6,038	Industrial
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

The intangible assets for the above acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, acquisitions completed since the end of March 2020 and not consolidated with other operations contributed approximately $242.8 million in net sales and $14.2 million in operating profits during the first quarter of 2021.

G.       SEGMENT REPORTING

The Company operates manufacturing, treating and distribution facilities internationally, but primarily in the United States. The business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. The Company manages the operations of its individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. In the case of locations which serve multiple segments, results are allocated and accounted for by segment. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and buying offices in other parts of the world.

Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below.

The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates. Total assets of the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., and UFP Transportation Ltd. The tables below are presented in thousands:

	Three Months Ended March 27, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$759,021	$448,874	$559,530	$55,577	$2,002	$1,825,004
Intersegment net sales	47,586	17,906	14,461	97,396	(177,349)	—
Segment operating profit	53,545	40,410	33,018	7,978	2,536	137,487

	Three Months Ended March 28, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$352,161	$256,543	$381,155	$42,392	$(189)	$1,032,062
Intersegment net sales	29,858	11,220	15,423	53,167	(109,668)	—
Segment operating profit	15,512	18,074	17,135	4,739	3,172	58,632

UFP INDUSTRIES, INC.

The following table presents goodwill by segment as of March 27, 2021, and December 26, 2020 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 26, 2020	$61,943	$87,827	$90,729	$11,694	$—	$252,193
2021 Acquisitions	18,178	43,844	—	4,176	—	66,198
2021 Purchase Accounting Adjustments	—	(2,291)	(1,653)	(145)	—	(4,089)
Foreign Exchange, Net	—	—		(113)	—	(113)
Balance as of March 27, 2021	$80,121	$129,380	$89,076	$15,612	$—	$314,189

The following table presents total assets by segment as of March 27, 2021, and December 26, 2020 (in thousands).

	Total Assets by Segment
	March 27,	December 26,
Segment Classification	2021	2020	% Change
Retail	$944,637	$510,464	85.1%
Industrial	657,572	416,487	57.9
Construction	535,527	510,972	4.8
All Other	214,815	196,856	9.1
Corporate	433,537	770,112	(43.7)
Total Assets	$2,786,088	$2,404,891	15.9%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.3% in the first quarter of 2021 compared to 24.7% for same period in 2020. The decrease was primarily due to an anticipated decrease in our U.S. tax rate and a variety of other discrete tax items, none of which are individually significant.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2021 and 2020 (in thousands, except average share price):

	March 27, 2021
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	6	$73.28

Shares issued under the employee stock gift program	1	79.91
Shares issued under the director retainer stock program	2	56.80
Shares issued under the bonus plan	468	53.68
Shares issued under the executive stock match grants plan	77	60.24
Forfeitures	(11)
Total shares issued under stock grant programs	537	$54.63

Shares issued under the deferred compensation plans	89	$59.75

UFP INDUSTRIES, INC.

	March 28, 2020
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$35.59

Shares issued under the employee stock gift program	1	45.22
Shares issued under the director retainer stock program	1	47.90
Shares issued under the bonus plan	271	47.51
Shares issued under the executive stock match grants plan	80	47.60
Forfeitures	(3)
Total shares issued under stock grant programs	350	$47.52

Shares issued under the deferred compensation plans	89	$54.68

During the first three months of 2021, we did not repurchase any of our shares of common stock.

During the first three months of 2020, we repurchased approximately 756,000 shares of our common stock at an average share price of $38.62.

J.       SUBSEQUENT EVENTS

On April 12, 2021, Sunbelt Forest Products Corporation, a wholly owned subsidiary, closed on its agreement to purchase the net operating assets of Spartanburg Forest Products, Inc. and its affiliates. The purchase price for Spartanburg’s property, plant and equipment is approximately $16.5 million. Sunbelt also purchased Spartanburg’s net working capital for an amount equal to the net book value determined on the date of closing, which totaled approximately $146.5 million. Spartanburg and its affiliates are a wood treating operation in the southeastern U.S., with approximately 150 employees and operations in five states.

On April 19, 2021, UFP Craft and Hobby, LLC, a wholly owned subsidiary, closed on its agreement to purchase the net operating assets of Walnut Hollow Farm, Inc., for $8.7 million. Walnut Hollow Farm, located in Wisconsin, is engaged in the business of designing, manufacturing, selling, and distributing wood products, tools, and accessories for the craft and hobby, outdoor sportsman art, personalized home décor, and hardware categories.

On April 29, 2021, UFP Construction, LLC, a wholly owned subsidiary, closed on its agreement to purchase the net operating assets of Endurable Building Products, LLC for $10.5 million. Endurable Building Products, based near Minneapolis, Minnesota, is a leading manufacturer of customized structural aluminum systems and products for exterior purposes, such as deck framing, balconies, sunshades, railings and stairs.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the first quarter of 2021.

OVERVIEW

Our results for the first quarter of 2021 include the following highlights:

●	Our net sales were up 77% compared to the first quarter of 2020, which was comprised of a 44% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below), a 10% increase in organic unit sales, and a 23% increase in unit sales due to acquisitions completed since March of last year. Organic unit growth was driven by an 18% increase in our retail segment, 6% in our construction segment, and 5% in our industrial segment.
●	Our operating profits increased $78.9 million, or 134%, compared to the first quarter of 2020. Acquisitions contributed approximately $25.5 million to our increase in gross profits and $14.2 million to our increase in operating profits. The remaining improvement in our profitability was driven by a number of factors, including organic unit growth in all of our segments while effectively leveraging fixed costs, inventory positioning and the impact of rising lumber prices on the selling prices of commodity-based products sold on a variable price formula and growth of our new and value-added products which have higher gross margins. In addition, our ability to effectively include lumber cost increases in the selling prices of certain fixed price products enabled us to maintain our profit per unit. Excluding the impact of acquisitions, we estimate value-added and commodity-based products contributed $38.8 million and $55.0 million, respectively, to our increase in gross profits.
●	Our cash flows used in operations for the first three months of 2021 decreased to $197 million compared to $46 million during the first quarter of 2020, primarily due to an increased investment in working capital of $216 million compared to the prior year. The increase in our net working capital requirements during the first quarter of 2021 were due to unusually high lumber prices and strong market demand, particularly in our retail segment.

UFP INDUSTRIES, INC.

●	We purchased 100% of the common stock of PalletOne and its wholly owned subsidiaries, including Sunbelt Forest Products, for approximately $259 million (includes a seasonal working capital adjustment of $6 million).
●	Our net debt (debt and cash overdraft less cash) at the end of March 2021 was $429 million compared to $131 million at the end of March 2020. The increase of $298 million was due to an increased investment in working capital and the purchase of PalletOne discussed above. Our available borrowing capacity under revolving credit facilities and cash surplus resulted in total liquidity of approximately $420.8 million at the end of the first quarter of 2021.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2021	2020
January	$890	$377
February	954	402
March	1,035	420

First quarter average	$960	$400
First quarter percentage change	140.0%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2021	2020
January	$858	$346
February	903	345
March	938	360

First quarter average	$900	$350
First quarter percentage change	157.1%

The sequential increase in lumber prices above is primarily due to the continuation of strong market demand as well as certain constraints in the supply chain of lumber. We anticipate lumber prices will normalize during the last half of this year as these constraints on supply improve. A sequential decline in lumber prices will impact our profitability of products sold with fixed and variable prices as discussed below.

UFP INDUSTRIES, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 63.1% and 45.6% of our sales in the first three months of 2021 and 2020, respectively. The increase from the prior year ratio reflects the impact of higher lumber prices and the results of PalletOne and its subsidiaries.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is greatest in our third and fourth quarters.
●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to pressure-treated lumber sold to the retail market.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprised approximately 20% of our total annual sales in 2020. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. Our annual purchases of inventory through these consignment programs was approximately 19% of our total lumber purchases in 2020. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits but does impact our margins. Gross margins and operating margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low.

BUSINESS COMBINATIONS

We completed two business acquisitions during the first three months of 2021 and five during all of 2020. The annual historical sales attributable to acquisitions completed in the first three months of 2021 is approximately $708 million, while acquisitions completed from April through December 2020 have annual sales of approximately $79 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2021 and 2020 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 27,	March 28,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	84.3	83.8
Gross profit	15.7	16.2
Selling, general, and administrative expenses	8.2	10.6
Other losses (gains), net	(0.1)	(0.1)
Earnings from operations	7.6	5.7
Other expense, net	0.1	0.5
Earnings before income taxes	7.5	5.2
Income taxes	1.7	1.3
Net earnings	5.7	3.9
Less net earnings attributable to noncontrolling interest	(0.1)	—
Net earnings attributable to controlling interest	5.7%	3.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

As a result of the impact of the level of lumber prices on the percentages displayed in the table above (see Impact of the Lumber Market on Our Operating Results), we believe it is useful to compare our change in units sold with our change in gross profits, selling, general, and administrative expenses, and operating profits as presented in the following table. The percentages displayed below represent the percentage change from the prior year.

	Percentage Change
	March 27,	March 28,
	2021	2020
Units sold	33.0%	5.0%
Gross profit	71.3	8.4
Selling, general, and administrative expenses	37.3	3.8
Earnings from operations	134.5	21.0

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit.  Given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A costs these strategies require, we believe this ratio provides an enhanced view of our effectiveness in managing these costs and mitigates the impact of changing lumber prices.

	Three Months Ended
	March 27,	March 28,
	2021	2020
Gross profit	$286,554	$167,236
Selling, general, and administrative expenses	$150,098	$109,339
SG&A as percentage of gross profit	52.4%	65.4%

Operating Results by Segment:

Our business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. The Company manages the operations of its individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. In the case of locations which serve multiple segments, results are allocated and accounted for by segment. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, and Australia operations and sales and purchasing offices in other parts of the world. Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the Corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates.

UFP INDUSTRIES, INC.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended March 27, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$759,021	$448,874	$559,530	$55,577	$2,002	$1,825,004
Cost of goods sold	658,548	368,549	470,846	38,026	2,481	1,538,450
Gross profit	100,473	80,325	88,684	17,551	(479)	286,554
Selling, general, administrative expenses	47,100	40,113	55,545	10,421	(3,081)	150,098
Other	(172)	(198)	121	(848)	66	(1,031)
Earnings from operations	$53,545	$40,410	$33,018	$7,978	$2,536	$137,487

	Three Months Ended March 28, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$352,161	$256,543	$381,155	$42,392	$(189)	$1,032,062
Cost of goods sold	306,932	212,626	317,817	30,086	(2,635)	864,826
Gross profit	45,229	43,917	63,338	12,306	2,446	167,236
Selling, general, administrative expenses	29,627	25,835	46,386	8,351	(860)	109,339
Other	90	8	(183)	(784)	134	(735)
Earnings from operations	$15,512	$18,074	$17,135	$4,739	$3,172	$58,632

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended March 27, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.8	82.1	84.2	68.4	—	84.3
Gross profit	13.2	17.9	15.8	31.6	—	15.7
Selling, general, administrative expenses	6.2	8.9	9.9	18.8	—	8.2
Other	—	—	—	(1.5)	—	—
Earnings from operations	7.1%	9.0%	5.9%	14.4%	—	7.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended March 28, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	87.2	82.9	83.4	71.0	—	83.8
Gross profit	12.8	17.1	16.6	29.0	—	16.2
Selling, general, administrative expenses	8.4	10.1	12.2	19.7	—	10.6
Other	—	—	—	(1.8)	—	(0.1)
Earnings from operations	4.4%	7.0%	4.5%	11.2%	—	5.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We primarily design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and specialty wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
First Quarter 2021 versus First Quarter 2020	76.8%	43.8%	33.0%	23.0%	10.0%

●	Diversifying our end market sales mix by increasing sales of specialty wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures, casework and millwork used in a variety of commercial markets.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, customized interior fixtures, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metal, and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments (Retail, Industrial, Construction, All Other and Corporate).

UFP INDUSTRIES, INC.

	Three Months Ended March 27, 2021		Three Months Ended March 28, 2020

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	44.5%	55.5%	56.5%	43.5%
Industrial	66.9%	33.1%	66.8%	33.2%
Construction	68.9%	31.1%	79.1%	20.9%
All Other and Corporate	71.3%	28.7%	72.4%	27.6%
Total Sales	58.2%	41.8%	68.0%	32.0%

The increase in our ratio of commodity-based product sales to total sales reflected in the table above is primarily due to the impact of dramatically higher lumber prices in the first quarter of 2021 as the selling prices of these products are generally indexed to the current Lumber Market at the time they are shipped and lumber costs comprise a much higher percentage of the selling price than they do for value-added products. The acquisition of Sunbelt also contributed to the increase in commodity-based sales of treated lumber in our retail segment, while PalletOne contributed to the increase in value-added sales in the industrial segment. Our unit sales of value-added products increased approximately 30% in the first quarter of 2021 compared to 2020, including an 18% contribution from acquisitions and 12% organic growth. Our unit sales of commodity-based products increased approximately 41%, including a 34% contribution from acquisitions and 7% organic growth.

●	Developing new products. We define new products as those that will generate sales of at least a $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales and gross profits in the first quarter were up 58% and 57%, respectively. Approximately $4 million of new product sales for the first three months of 2020, respectively, while still sold, were sunset in 2021 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $575 million in 2021. The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	March 27,	March 28,	%
	2021	2020	Change
Retail	$102,699	$67,547	52.0%
Industrial	31,292	15,881	97.0%
Construction	22,712	14,268	59.2%
All Other and Corporate	2,703	2,958	(8.6)%
Total New Product Sales	159,406	100,654	58.4%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

Retail Segment

Net sales in the first quarter of 2021 increased approximately 116% compared to the same period of 2020, due to a 19% increase in organic unit sales, a 56% increase in selling prices, and a 41% increase in unit sales due to acquisitions. Our organic unit growth was primarily driven by a 64% increase in Deckorators composite decking and railing, a 30% increase in our Handprint Home & Décor products including project panels and short lumber, a 28% increase in Outdoor Essentials Fence, Lawn & Garden products, and a 24% increase in our UFP Edge siding, pattern, and trim products. Our new product sales contributed to these increases and were up 52% for the quarter. Finally, our sales to big box customers increased 118%, and sales to other independent retailers increased 112%. Our organic unit sales increases were primarily due to an increase in demand as consumers continue to invest in home improvement activities over other alternatives. We believe this consumer demand trend is largely due to the impact of the pandemic. Lastly, approximately $8 million of sales to customers that distribute products for concrete forming were transferred from the construction segment to the retail segment. This change in structure was made so the personnel in our construction segment can more effectively focus their efforts on the design, manufacturing and sales of assembled forms and other value-added products for concrete forming.

Gross profits increased by $55.2 million, or 122.1% to $100.5 million for the first quarter of 2021 compared to the same period last year. Our increase in gross profit was comprised of the following:

●	Increased unit sales and leveraging fixed costs of value-added products within our Deckorators, Outdoor Essentials, and Handprint business units contributed $8.9 of additional gross profit.
●	Our Retail Building Materials and ProWood business units contributed $10.5 million and $25.6 million, respectively, to the increase. These increases are primarily due to unit sales growth, inventory positioning, and the favorable trend of rising lumber prices as the selling prices of these products are primarily determined on a variable price formula.
●	Acquisitions contributed $10.4 million to the increase.

Selling, general and administrative (“SG&A”) expenses increased by approximately $17.5 million, or 59.0%, in the first quarter of 2021 compared to the same period of 2020. The SG&A of recently acquired businesses contributed $3.4 million to the increase. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $10.4 million and totaled approximately $14.0 million for the quarter. The remaining increase was primarily due to increases in salaries and wages and sales compensation, which were offset by decreases in travel related expenses.

Earnings from operations for the Retail reportable segment increased in the first quarter of 2021 compared to 2020 by $38.0 million, or 245%, well in excess of our 60% increase in total unit sales as a result of the factors above.

Industrial Segment

Net sales in the first quarter of 2021 increased 75% compared to the same period of 2020, due to a 5% increase in organic unit sales, a 38% increase in selling prices attributable to the Lumber Market, and a 32% increase in unit sales from recent acquisitions.

Gross profits increased by $36.4 million, or 82.9%, for the first quarter of 2021 compared to the same period last year. Acquisitions contributed $13.4 million to the increase in gross profit. The remaining increase was primarily due to organic unit sales growth and leveraging fixed costs and favorable changes in product mix of value-added products. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber price increases in our selling prices.

UFP INDUSTRIES, INC.

Selling, general and administrative (“SG&A”) expenses increased by approximately $14.3 million, or 55.3%, in the first quarter of 2021 compared to the same period of 2020. Acquired operations since the first quarter of 2020 contributed approximately $5.7 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $6.5 million, and totaled $10.7 million for the quarter. The remaining increase was primarily due to increases in salaries and wages and sales compensation, which were offset by decreases in travel related expenses.

Earnings from operations for the Industrial reportable segment increased in the first quarter of 2021 compared to 2020 by $22.3 million, or 123.6%, due to the factors discussed above.

Construction Segment

Net sales in the first quarter of 2021 increased 47% compared to the same period of 2020, due to unit growth of 8% (including 2% from acquisitions) and a 39% increase in selling prices attributable to the Lumber Market. Unit changes within this segment consisted of increases of 21% in site-built construction and 15% in factory-built housing, offset by a 9% decline in commercial construction and a 40% decrease in concrete forming. The transfer of approximately $8 million in sales to the retail segment from the construction segment discussed above contributed to the unit decline in the concrete forming business unit.

Gross profits increased by $25.3 million, or 40.0% to $88.7 million for the first quarter of 2021 compared to the same period of 2020. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit increased by $12.3 million due to unit sales growth and leveraging fixed costs. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber price increases in our selling prices.
●	The impact of rising lumber prices on variable priced products contributed $12.7 million in gross profit in our factory-built housing and concrete forming business units as a result of increased unit sales and leveraging fixed costs and the impact of rising lumber prices on products sold with a variable price.
●	Acquired businesses contributed $1.5 million.

Selling, general and administrative (“SG&A”) expenses increased by approximately $9.2 million, or 19.7%, in the first quarter of 2021 compared to the same period of 2020, while we reported an 8% increase in unit sales. Acquired operations since the first quarter of 2020 contributed approximately $1.9 million to total SG&A expenses for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $5.5 million, and totaled $9.0 million for the quarter. The remaining increase was primarily due to increases in salaries and wages and sales compensation, which were offset by decreases in travel related expenses.

Earnings from operations for the Construction reportable segment increased in the first quarter of 2021 compared to 2020 by $15.9 million, or 92.7%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.3% in the first quarter of 2021 compared to 24.7% for same period in 2020. The decrease was primarily due to an anticipated decrease in our U.S. tax rate and a variety of other discrete tax items, none of which are individually significant.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 27,	March 28,
	2021	2020
Cash used in operating activities	$(196,660)	$(46,161)
Cash used in investing activities	(296,498)	(48,210)
Cash from (used in) financing activities	101,927	(39,723)
Effect of exchange rate changes on cash	(349)	(1,719)
Net change in all cash and cash equivalents	(391,580)	(135,813)
Cash, cash equivalents, and restricted cash, beginning of period	436,608	168,666
Cash, cash equivalents, and restricted cash, end of period	$45,028	$32,853

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

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital increases during our first and second quarters which typically results in negative or modest cash flows from operations during those periods. Conversely, we typically experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters. As explained in more detail below, the unusually large increase in lumber prices this year, as well as the significant increase in sales attributable to our Retail segment, resulted in a more significant increase in net working capital this year relative to prior years.

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle improved to 48 days from 59 days in the prior year period.

	Three Months Ended
	March 27,	March 28,
	2021	2020
Days of sales outstanding	30	34
Days supply of inventory	38	46
Days payables outstanding	(20)	(21)
Days in cash cycle	48	59

The decrease in our days sales outstanding is a result of better focus on timely collection efforts in all of our segments. The decrease in our days supply of inventory for the first three months of 2021 was primarily due to strong market demand and certain supply constraints, which contributed to higher inventory turns in the first quarter of 2021.

In the first three months of 2021, our cash consumed by operating activities was $196.7 million, which was comprised of net earnings of $104.3 million and $24.1 million of non-cash expenses, offset by a $325.1 million increase in working capital since the end of December 2020. Our operating cash flow this year declined by $150.5 million compared to the same period of last year primarily due to an increase in our seasonal investment in net working capital since the end of 2020, compared to the prior year period. This increase was due to unusually high lumber prices and increased market demand and net sales in each of our segments. PalletOne also contributed to the increase in our seasonal investment in net working capital.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first three months of 2021 and totaled $261.1 million and $34.7 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $41.3 million on March 27, 2021. Capital spending primarily consists of several projects to expand manufacturing capacity to serve retail, industrial and construction customers and achieve efficiencies through automation, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend approximately $115.5 million on capital projects for the year. Notable areas of capital spending include projects to increase the capacity and efficiency of our plants that produce our Deckorators mineral-based composite decking and wood-plastic composite decking, and our UFP Edge siding, pattern and trim products.

Cash flows from financing activities primarily consisted of net borrowings of debt of approximately $115 million, the payment of quarterly dividends totaling $9.3 million ($0.15 per share), and distributions to noncontrolling interests of $2.9 million.

On March 27, 2021, we had $119.4 million outstanding on our $550 million revolving credit facility, and we had approximately $423.5 million in remaining availability after considering $7.1 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 27, 2021.

At the end of the first quarter of 2021 we have approximately $420.8 million in total liquidity, consisting of our cash surplus and remaining availability under our revolving credit facility. We plan to use a portion of this amount to fund our future growth, including the purchase of Spartanburg Forest Products, Walnut Hollow, and Endurable Building Products. See Notes to Unaudited Consolidated Condensed Financial Statements, Note J, “Subsequent Events.”

UFP INDUSTRIES, INC.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 26, 2020.

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

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. Dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We may enter into forward foreign exchange rate contracts in the future to mitigate foreign currency exchange risk. Historically, our hedge contracts are deemed immaterial to the financial statements, however any material hedge contract in the future will be disclosed.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 27, 2021 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended March 27, 2021, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of a control to address the material weakness in control over our share-based bonus awards disclosed in our 2020 Form 10-K, which was remediated in the first quarter of 2021.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 27, 2020 – January 30, 2021	—	—	—	1,103,957
January 31 – February 27, 2021	—	—	—	1,103,957
February 28 – March 27, 2021	—	—	—	1,103,957
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

Item 5. Other Information.

None.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10	Material Contracts.

	(a)	First Amendment to Credit Agreement dated February 19, 2021.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

UFP INDUSTRIES, INC.

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

UFP INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP INDUSTRIES, INC.

Date: May 5, 2021	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 5, 2021	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer