Form 10-Q
period 2021-06-26
UFP INDUSTRIES INC
filed 2021-08-04
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 26, 2021
Common stock, $1 par value	61,850,733

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	June 26,	December 26,	June 27,
	2021	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,286	$436,507	$200,546
Restricted cash	629	101	724
Investments	33,827	24,308	19,195
Accounts receivable, net	980,571	470,504	522,930
Inventories:
Raw materials	540,289	316,481	244,073
Finished goods	486,199	250,813	215,351
Total inventories	1,026,488	567,294	459,424
Refundable income taxes	—	5,836	—
Other current assets	36,699	33,812	33,786
TOTAL CURRENT ASSETS	2,122,500	1,538,362	1,236,605
DEFERRED INCOME TAXES	2,362	2,413	2,058
RESTRICTED INVESTMENTS	18,896	17,565	17,162
RIGHT OF USE ASSETS	97,597	77,245	77,039
OTHER ASSETS	29,631	20,298	24,205
GOODWILL	318,108	252,193	247,482
INDEFINITE-LIVED INTANGIBLE ASSETS	7,401	7,401	7,350
OTHER INTANGIBLE ASSETS, NET	98,601	72,252	45,131
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,120,381	974,497	922,427
Less accumulated depreciation and amortization	(587,194)	(557,335)	(520,851)
PROPERTY, PLANT AND EQUIPMENT, NET	533,187	417,162	401,576
TOTAL ASSETS	3,228,283	2,404,891	2,058,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$34,229	$—	$—
Accounts payable	359,484	211,518	199,338
Accrued liabilities:
Compensation and benefits	213,655	166,478	129,290
Income taxes	11,188	—	25,109
Other	90,153	69,104	63,278
Current portion of lease liability	22,511	16,549	15,411
Current portion of long-term debt	97	100	2,786
TOTAL CURRENT LIABILITIES	731,317	463,749	435,212
LONG-TERM DEBT	571,856	311,607	161,057
LEASE LIABILITY	78,564	61,509	61,674
DEFERRED INCOME TAXES	34,983	25,266	22,685
OTHER LIABILITIES	52,000	59,608	38,655
TOTAL LIABILITIES	1,468,720	921,739	719,283
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,850,733, 61,205,780 and 61,169,181	61,851	61,206	61,169
Additional paid-in capital	235,309	218,224	213,809
Retained earnings	1,440,833	1,182,680	1,057,817
Accumulated other comprehensive loss	(1,464)	(1,794)	(8,396)
Total controlling interest shareholders’ equity	1,736,529	1,460,316	1,324,399
Noncontrolling interest	23,034	22,836	14,926
TOTAL SHAREHOLDERS’ EQUITY	1,759,563	1,483,152	1,339,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,228,283	$2,404,891	$2,058,608

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
NET SALES	$2,700,541	$1,242,001	$4,525,545	$2,274,063
COST OF GOODS SOLD	2,279,247	1,037,070	3,817,697	1,901,896
GROSS PROFIT	421,294	204,931	707,848	372,167
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	184,539	113,781	334,637	223,121
OTHER GAINS, NET	(180)	(1,209)	(1,211)	(1,944)
EARNINGS FROM OPERATIONS	236,935	92,359	374,422	150,990
INTEREST EXPENSE	3,899	1,898	7,050	3,805
INTEREST AND INVESTMENT INCOME	(1,689)	(2,890)	(3,985)	(58)
EQUITY IN EARNINGS OF INVESTEE	835	—	1,465	—
	3,045	(992)	4,530	3,747
EARNINGS BEFORE INCOME TAXES	233,890	93,351	369,892	147,243
INCOME TAXES	58,530	23,657	90,281	36,979
NET EARNINGS	175,360	69,694	279,611	110,264
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,978)	(3,231)	(2,918)	(3,642)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$173,382	$66,463	$276,693	$106,622

EARNINGS PER SHARE – BASIC	$2.79	$1.08	$4.46	$1.73
EARNINGS PER SHARE – DILUTED	$2.78	$1.08	$4.45	$1.73

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	175,360	69,694	279,611	110,264
OTHER COMPREHENSIVE GAIN (LOSS)	2,720	2,839	524	(5,717)
COMPREHENSIVE INCOME	178,080	72,533	280,135	104,547
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(2,698)	(3,356)	(3,112)	(1,432)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$175,382	$69,177	$277,023	$103,115

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 26, 2020	$61,206	$218,224	$1,182,680	$(1,794)	$22,836	$1,483,152
Net earnings			103,311		940	104,251
Foreign currency translation adjustment				(374)	(526)	(900)
Unrealized loss on debt securities				(1,296)		(1,296)
Distributions to noncontrolling interest					(2,914)	(2,914)
Cash dividends - $0.15 per share - quarterly			(9,274)			(9,274)
Issuance of 5,816 shares under employee stock purchase plan	6	357				363
Net issuance of 536,970 shares under stock grant programs	537	3,888	5			4,430
Issuance of 89,690 shares under deferred compensation plans	89	(89)				—
Expense associated with share-based compensation arrangements		2,936				2,936
Accrued expense under deferred compensation plans		5,795				5,795
Balance on March 27, 2021	$61,838	$231,111	$1,276,722	$(3,464)	$20,336	$1,586,543
Net earnings			173,382		1,978	175,360
Foreign currency translation adjustment				1,759	720	2,479
Unrealized gain on debt securities				241		241
Cash dividends - $0.15 per share - quarterly			(9,276)			(9,276)
Issuance of 9,282 shares under employee stock plans	9	564				573
Net forfeitures of 5,718 shares under stock grant programs	(6)	(224)	5			(225)
Issuance of 8,913 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		2,728				2,728
Accrued expense under deferred compensation plans		1,140				1,140
Balance on June 26, 2021	$61,851	$235,309	$1,440,833	$(1,464)	$23,034	$1,759,563

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 28, 2019	$61,409	$192,173	$995,022	$(4,889)	$14,018	$1,257,733
Net earnings			40,159		411	40,570
Foreign currency translation adjustment				(5,951)	(2,335)	(8,286)
Unrealized loss on debt securities				(270)		(270)
Distributions to noncontrolling interest					(299)	(299)
Additional purchase of noncontrolling interest		130			(225)	(95)
Cash dividends - $0.125 per share - quarterly			(7,730)			(7,730)
Issuance of 10,549 shares under employee stock purchase plan	10	309				319
Net issuance of 350,124 shares under stock grant programs	350	12,454	1			12,805
Issuance of 89,616 shares under deferred compensation plans	89	(89)				—
Repurchase of 756,397 shares	(756)		(28,456)			(29,212)
Expense associated with share-based compensation arrangements		1,404				1,404
Accrued expense under deferred compensation plans		5,343				5,343
Balance on March 28, 2020	$61,102	$211,724	$998,996	$(11,110)	$11,570	$1,272,282
Net earnings			66,463		3,231	69,694
Foreign currency translation adjustment				2,026	125	2,151
Unrealized gain on debt securities				688		688
Cash dividends - $0.125 per share - quarterly			(7,644)			(7,644)
Issuance of 9,714 shares under employee stock plans	10	367				377
Net issuance of 42,880 shares under stock grant programs	43	(174)	2			(129)
Issuance of 14,106 shares under deferred compensation plans	14	(14)				—
Expense associated with share-based compensation arrangements		824				824
Accrued expense under deferred compensation plans		1,082				1,082
Balance on June 27, 2020	$61,169	$213,809	$1,057,817	$(8,396)	$14,926	$1,339,325

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	June 26,	June 27,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$279,611	$110,264
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	38,342	31,330
Amortization of intangibles	7,193	3,129
Expense associated with share-based and grant compensation arrangements	5,742	2,303
Deferred income taxes	177	290
Unrealized (gain) loss on investments and other	(2,784)	473
Equity in earnings of investee	1,465	—
Net gain on sale and disposition of assets	(1,577)	(271)
Changes in:
Accounts receivable	(336,094)	(155,554)
Inventories	(329,577)	25,983
Accounts payable and cash overdraft	143,018	57,017
Accrued liabilities and other	78,751	72,246
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(115,733)	147,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(79,028)	(46,730)
Proceeds from sale of property, plant and equipment	6,673	644
Acquisitions and purchases of non-controlling interest, net of cash received	(433,239)	(18,689)
Purchases of investments	(14,581)	(20,094)
Proceeds from sale of investments	6,885	18,339
Other	(708)	318
NET CASH USED IN INVESTING ACTIVITIES	(513,998)	(66,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	849,944	6,759
Repayments under revolving credit facilities	(589,695)	(6,498)
Contingent consideration payments and other	(1,464)	(3,077)
Proceeds from issuance of common stock	936	697
Dividends paid to shareholders	(18,550)	(15,374)
Distributions to noncontrolling interest	(2,914)	(299)
Repurchase of common stock	—	(29,212)
Other	(331)	32
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	237,926	(46,972)
Effect of exchange rate changes on cash	112	(1,422)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(391,693)	32,604
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	436,608	168,666
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$44,915	$201,270

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$436,507	$168,336
Restricted cash, beginning of period	101	330
Cash, cash equivalents, and restricted cash, beginning of period	$436,608	$168,666

Cash and cash equivalents, end of period	$44,286	$200,546
Restricted cash, end of period	629	724
Cash, cash equivalents, and restricted cash, end of period	$44,915	$201,270

SUPPLEMENTAL INFORMATION:
Interest paid	$7,107	$3,793
Income taxes paid	73,174	1,778
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	6,064	5,538

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 27, 2020 balances in the accompanying unaudited condensed consolidated balance sheets.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	June 26, 2021				June 27, 2020
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$19	$2,840	$—	$2,859	$57	$3,084	$—	$3,141
Fixed income funds	244	17,610	—	17,854	247	16,209	—	16,456
Treasury securities	307	—	—	307	—	—	—	—
Equity securities	19,014	—	—	19,014	9,958	—	—	9,958
Alternative investments	—	—	3,304	3,304	—	—	1,836	1,836
Mutual funds:
Domestic stock funds	10,037	—	—	10,037	6,359	—	—	6,359
International stock funds	1,463	—	—	1,463	1,124	—	—	1,124
Target funds	22	—	—	22	270	—	—	270
Bond funds	145	—	—	145	232	—	—	232
Alternative funds	501	—	—	501	332	—	—	332
Total mutual funds	12,168	—	—	12,168	8,317	—	—	8,317
Total	$31,752	$20,450	$3,304	$55,506	$18,579	$19,293	$1,836	$39,708
Assets at fair value	$31,752	$20,450	$3,304	$55,506	$18,579	$19,293	$1,836	$39,708

From the assets measured at fair value as of June 26, 2021, listed in the table above, $33.7 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.1 million of money market funds are held in Cash and Cash Equivalents, $0.7 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $18.2 million of fixed income funds and $2.8 million of money markets funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $51.7 million as of June 26, 2021, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 26, 2021			June 27, 2020
		Unrealized			Unrealized
	Cost	Gain	Fair Value	Cost	Gain/(Loss)	Fair Value
Fixed Income	$17,066	$788	$17,854	$15,497	$959	$16,456
Equity	14,760	4,254	19,014	9,107	850	9,957
Mutual Funds	8,769	2,740	11,509	6,553	849	7,402
Alternative Investments	2,953	351	3,304	1,857	(22)	1,835
Total	$43,548	$8,133	$51,681	$33,014	$2,636	$35,650

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net unrealized gain was $8.1 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of June 26, 2021 and June 27, 2020.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2021	2020	% Change	2021	2020	% Change
FOB Shipping Point Revenue	$2,669,159	$1,209,659	120.7%	$4,466,558	$2,208,921	102.2%
Construction Contract Revenue	31,382	32,342	(3.0)%	58,987	65,142	(9.4)%
Total Net Sales	2,700,541	1,242,001	117.4%	$4,525,545	$2,274,063	99.0%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 26,	December 26,	June 27,
	2021	2020	2020
Cost and Earnings in Excess of Billings	$4,201	$4,169	$4,377
Billings in Excess of Cost and Earnings	8,239	11,530	10,658

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Numerator:
Net earnings attributable to controlling interest	$173,382	$66,463	$276,693	$106,622
Adjustment for earnings allocated to non-vested restricted common stock	(5,670)	(1,887)	(8,807)	(2,921)
Net earnings for calculating EPS	$167,712	$64,576	$267,886	$103,701
Denominator:
Weighted average shares outstanding	62,242	61,494	62,087	61,659
Adjustment for non-vested restricted common stock	(2,035)	(1,746)	(1,976)	(1,689)
Shares for calculating basic EPS	60,207	59,748	60,111	59,970
Effect of dilutive restricted common stock	156	18	121	18
Shares for calculating diluted EPS	60,363	59,766	60,232	59,988
Net earnings per share:
Basic	$2.79	$1.08	$4.46	$1.73
Diluted	$2.78	$1.08	$4.45	$1.73

UFP INDUSTRIES, INC.

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on June 26, 2021, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 26, 2021, we had outstanding purchase commitments on commenced capital projects of approximately $45.1 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of June 26, 2021, we had approximately $36.4 million outstanding payment and performance bonds for open projects. We had approximately $2.1 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 26, 2021, we had outstanding letters of credit totaling $52.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of June 26, 2021, we have irrevocable letters of credit outstanding totaling approximately $45.6 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2021 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2021 and since the end of June 2020, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	April 29, 2021	$12,243 cash paid for 100% asset purchase and estimated contingent consideration	$9,234	$3,009	Construction
Endurable Building Products, LLC (Endurable)

Based near Minneapolis, Minnesota, Endurable is a leading manufacturer of customized structural aluminum systems and products for exterior purposes, such as deck framing, balconies, sunshades, railings and stairs. The company’s trademarked alumiLAST aluminum deck and balcony systems are known for their low-maintenance design and ease of installation. Endurable serves general contractors in the multifamily market throughout the U.S. and had sales of approximately $15 million in 2020.

	April 19, 2021	$9,549 cash paid for 100% asset purchase and estimated contingent consideration	$2,526	$7,023	Retail
Walnut Hollow Farm, Inc.

Walnut Hollow Farm, located in Wisconsin, is engaged in the business of designing, manufacturing, selling, and distributing wood products, tools, and accessories for the craft and hobby, outdoor sportsman art, personalized home décor, and hardware categories, with sales of approximately $11.6 million in 2020.

	April 12, 2021	$153,426 cash paid for 100% asset purchase	$—	$153,426	Retail
Spartanburg Forest Products, Inc.

Headquartered in Greer, South Carolina, Spartanburg Forest Products and its affiliates are a premier wood treating operation in the U.S., with approximately 150 employees and operations in five states. Its affiliates include Appalachian Forest Products, Innovative Design Industries, Blue Ridge Wood Preserving, Blue Ridge Wood Products, and Tidewater Wood Products and had combined sales of approximately $543.0 million in 2020.

	March 1, 2021	$4,724 cash paid for 100% asset purchase and estimated contingent consideration	$4,264	$460	Other
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

The intangible assets for the above acquisitions, with the exception of T&R, have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, acquisitions completed since the end of June 2020 and not consolidated with other operations contributed approximately $698.2 million in net sales and $28.9 million in operating profits during the first six months of 2021.

UFP INDUSTRIES, INC.

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

	Three Months Ended June 26, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,259,218	$611,181	$738,704	$89,470	$1,968	$2,700,541
Intersegment net sales	65,147	24,985	20,034	126,054	(236,220)	—
Segment operating profit	62,051	79,526	67,107	16,304	11,947	236,935

	Three Months Ended June 27, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$609,190	$224,379	$359,170	$49,411	$(149)	$1,242,001
Intersegment net sales	34,104	9,795	16,353	67,712	(127,964)	—
Segment operating profit	45,775	15,420	19,542	8,633	2,989	92,359

	Six Months Ended June 26, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,018,239	$1,060,055	$1,298,234	$145,047	$3,970	$4,525,545
Intersegment net sales	112,733	42,891	34,495	223,450	(413,569)	—
Segment operating profit	115,596	119,936	100,125	24,282	14,483	374,422

	Six Months Ended June 27, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$961,351	$480,922	$740,325	$91,804	$(339)	$2,274,063
Intersegment net sales	63,962	21,015	31,776	120,879	(237,632)	—
Segment operating profit	59,901	31,800	34,031	13,124	12,134	150,990

UFP INDUSTRIES, INC.

The following table presents goodwill by segment as of June 26, 2021, and December 26, 2020 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 26, 2020	$61,943	$87,827	$90,729	$11,694	$—	$252,193
2021 Acquisitions	19,442	43,844	4,570	4,176	—	72,032
2021 Purchase Accounting Adjustments	—	(2,291)	(1,653)	(2,060)	—	(6,004)
Foreign Exchange, Net	—	—	—	(113)	—	(113)
Balance as of June 26, 2021	$81,385	$129,380	$93,646	$13,697	$—	$318,108

The following table presents total assets by segment as of June 26, 2021, and December 26, 2020 (in thousands).

	Total Assets by Segment
	June 26,	December 26,
Segment Classification	2021	2020	% Change
Retail	$1,053,736	$510,464	106.4%
Industrial	784,049	416,487	88.3
Construction	640,982	510,972	25.4
All Other	266,720	196,856	35.5
Corporate	482,796	770,112	(37.3)
Total Assets	$3,228,283	$2,404,891	34.2%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.0% in the second quarter of 2021 compared to 25.3% for same period in 2020 and was 24.4% in the first six months of 2021 compared to 25.1% for the same period in 2020. The decrease was primarily due to a decrease in permanent tax differences in 2021 compared to the prior year, none of which are individually significant.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2021 and 2020 (in thousands, except average share price):

	June 26, 2021
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	15	$72.94

Shares issued under the employee stock gift program	1	79.64
Shares issued under the director retainer stock program	3	67.77
Shares issued under the bonus plan	468	53.68
Shares issued under the executive stock match grants plan	77	60.24
Forfeitures	(18)
Total shares issued under stock grant programs	531	$54.71

Shares issued under the deferred compensation plans	99	$61.50

UFP INDUSTRIES, INC.

	June 27, 2020
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	20	$40.45

Shares issued under the employee stock gift program	2	43.38
Shares issued under the director retainer stock program	45	24.20
Shares issued under the bonus plan	271	47.51
Shares issued under the executive stock match grants plan	79	47.60
Forfeitures	(4)
Total shares issued under stock grant programs	393	$44.88

Shares issued under the deferred compensation plans	103	$53.39

During the first six months of 2021, we did not repurchase any of our shares of common stock.

During the first six months of 2020, we repurchased approximately 756,000 shares of our common stock at an average share price of $38.62.

J.       INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The cost of inventories includes raw materials, direct labor, and manufacturing overhead. Cost is determined on a weighted average FIFO basis. Raw materials consist primarily of unfinished wood products and other materials expected to be manufactured or treated prior to sale, while finished goods represent various manufactured and treated wood products ready for sale.

The Company writes down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of June 26, 2021 and June 27, 2020 was $23.2 million and $0, respectively.

K.       SUBSEQUENT EVENTS

On June 30, 2021, UFP Real Estate, LLC closed on the sale of real property owned and located in Fernley, NV for proceeds of $13.4 million and recognized a gain of $6.7 million.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the second quarter of 2021.

OVERVIEW

Our results for the second quarter of 2021 include the following highlights:

●	Our net sales were up 117% compared to the second quarter of 2020, which was comprised of a 70% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below), an 11% increase in organic unit sales, and a 36% increase in unit sales due to acquisitions completed since June of last year. Organic unit growth was driven by a 26% increase in each of our industrial and construction segments and offset by a decline in organic unit sales of 4% in our retail segment.
●	Our operating profits increased $144.6 million, or 157%, compared to the second quarter of 2020. Acquisitions contributed approximately $29.6 million to our increase in gross profits and $14.7 million to our increase in operating profits. These increases resulted from a variety of factors including strong unit sales growth and leveraging fixed costs, increased sales of value-added and new products that have higher margins, and more effectively adjusting for increases in lumber and other costs in our selling prices. These favorable factors more than offset the impact of falling lumber prices on products we sell with a variable price, primarily our pressure-treated lumber products in the retail segment, which resulted in a lower of cost or net realizable value reserve of $23.2 million recorded to inventory and cost of goods sold at the end of June 2021. If lumber prices continue to fall and normalize in the third quarter of 2021, it will continue to impact our gross profits of commodity-based products sold on a variable price that were not purchased through a vendor managed inventory program. We anticipate that this will be more than offset by the benefit we experience on value-added products sold on a fixed price, primarily in our Industrial and Construction segments. Excluding the impact of acquisitions, we estimate value-added and commodity-based products contributed $103 million and $84 million, respectively, to our quarter over quarter increase in gross profits.

UFP INDUSTRIES, INC.

●	Our cash flows used in operations for the first six months of 2021 was $116 million compared to cash flows provided by operations of $147 million during the first six months of 2020, primarily as a result of an increased investment in working capital of $444 million compared to the prior year, specifically due to increases in inventory and accounts receivable balances. The increase in our net working capital requirements during the second quarter of 2021 was due to unusually high lumber prices and strong market demand across all of our segments. We expect that lumber prices and demand will normalize in the last six months of 2021. Consequently, we anticipate this increased investment in net working capital will decline and be converted into cash during the balance of the year.
●	Our net debt (debt and cash overdraft less cash) at the end of June 2021 was $562 million compared to net cash of $37 million at the end of June 2020. The increase of nearly $600 million was due to an increased investment in working capital and acquisitions completed during the first half of the year, including PalletOne, J.C. Gilmore, Spartanburg, Endurable, and Walnut Hollow discussed in Footnote F to the condensed consolidated financial statements. Our unused borrowing capacity under revolving credit facilities and cash surplus resulted in total liquidity of approximately $288 million at the end of the second quarter of 2021.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2021	2020
January	$890	$377
February	954	402
March	1,035	420
April	1,080	358
May	1,428	394
June	1,344	455

Second quarter average	$1,284	$402
Year-to-date average	$1,122	$401

Second quarter percentage change	219.4%
Year-to-date percentage change	179.8%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2021	2020
January	$858	$346
February	903	345
March	938	360
April	922	333
May	1,150	412
June	1,052	494

Second quarter average	$1,041	$413
Year-to-date average	$971	$382

Second quarter percentage change	152.1%
Year-to-date percentage change	154.2%

The sequential increase in overall lumber prices for the quarter above is primarily due to the continuation of strong market demand as well as certain constraints in the supply chain of lumber. Prices began to fall at the end of June 2021 and we anticipate that lumber prices will continue to fall and normalize during the last six months of this year as these constraints on supply improve and demand in the retail market returns to more normal levels. A sequential decline in lumber prices would impact our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 63.7% and 44.1% of our sales in the first six months of 2021 and 2020, respectively. The increase from the prior year ratio reflects the impact of higher lumber prices and the results of PalletOne’s subsidiaries Sunbelt and Spartanburg Forest Products.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is usually greatest in our third and fourth quarters.

UFP INDUSTRIES, INC.

●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to pressure-treated lumber sold in our retail segment.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprised approximately 20% of our total annual sales in 2020. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. Our annual purchases of inventory through these consignment programs totaled approximately 19% of our total lumber purchases in 2020. Our new Sunbelt and Spartanburg Forest Products plants operated with limited amounts of vendor consignment inventory and were more exposed to the impact of falling lumber prices during the end of the second quarter of 2021. We anticipate increasing their use of these programs in future periods in a manner consistent with our ProWood pressure-treating operations. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS

We completed five business acquisitions during the first six months of 2021 and five during all of 2020. The annual historical sales attributable to acquisitions completed in the first six months of 2021 is approximately $1.3 billion, while acquisitions completed from July through December 2020 have annual sales of approximately $79 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2021 and 2020 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.4	83.5	84.4	83.6
Gross profit	15.6	16.5	15.6	16.4
Selling, general, and administrative expenses	6.8	9.2	7.4	9.8
Other gains, net	—	(0.1)	—	(0.1)
Earnings from operations	8.8	7.4	8.3	6.6
Other expense (income), net	0.1	(0.1)	0.1	0.2
Earnings before income taxes	8.7	7.5	8.2	6.5
Income taxes	2.2	1.9	2.0	1.6
Net earnings	6.5	5.6	6.2	4.8
Less net earnings attributable to noncontrolling interest	(0.1)	(0.3)	(0.1)	(0.2)
Net earnings attributable to controlling interest	6.4%	5.4%	6.1%	4.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

As a result of the impact of the level of lumber prices on the percentages displayed in the table above (see Impact of the Lumber Market on Our Operating Results), we believe it is useful to compare our change in units sold with our change in gross profits, selling, general, and administrative expenses, and operating profits as presented in the following table. The percentages displayed below represent the percentage change from the prior year comparable period.

	Percentage Change
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Units sold	47.0%	(3.0)%	41.0%	—%
Gross profit	105.6	9.7	90.2	9.1
Selling, general, and administrative expenses	62.2	0.8	50.0	2.3
Earnings from operations	156.5	24.4	148.0	23.1

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit.  Given our strategies to enhance our capabilities and improve our value-added product offering, and recognizing the higher relative level of SG&A costs these strategies require, we believe this ratio provides an enhanced view of our effectiveness in managing these costs and mitigates the impact of changing lumber prices.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Gross profit	$421,294	$204,931	$707,848	$372,167
Selling, general, and administrative expenses	$184,539	$113,781	$334,637	$223,121
SG&A as percentage of gross profit	43.8%	55.5%	47.3%	60.0%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$1,259,218	$611,181	$738,704	$89,470	$1,968	$2,700,541
Cost of goods sold	1,136,887	476,731	604,414	59,745	1,470	2,279,247
Gross profit	122,331	134,450	134,290	29,725	498	421,294
Selling, general, administrative expenses	60,376	54,903	66,936	13,604	(11,280)	184,539
Other	(96)	21	247	(183)	(169)	(180)
Earnings from operations	$62,051	$79,526	$67,107	$16,304	$11,947	$236,935

UFP INDUSTRIES, INC.

	Three Months Ended June 27, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$609,190	$224,379	$359,170	$49,411	$(149)	$1,242,001
Cost of goods sold	525,912	187,206	297,494	32,576	(6,118)	1,037,070
Gross profit	83,278	37,173	61,676	16,835	5,969	204,931
Selling, general, administrative expenses	37,557	21,674	42,246	9,163	3,141	113,781
Other	(54)	79	(112)	(961)	(161)	(1,209)
Earnings from operations	$45,775	$15,420	$19,542	$8,633	$2,989	$92,359

	Six Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$2,018,239	$1,060,055	$1,298,234	$145,047	$3,970	$4,525,545
Cost of goods sold	1,795,435	845,280	1,075,260	97,771	3,951	3,817,697
Gross profit	222,804	214,775	222,974	47,276	19	707,848
Selling, general, administrative expenses	107,476	95,016	122,481	24,025	(14,361)	334,637
Other	(268)	(177)	368	(1,031)	(103)	(1,211)
Earnings from operations	$115,596	$119,936	$100,125	$24,282	$14,483	$374,422

	Six Months Ended June 27, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$961,351	$480,922	$740,325	$91,804	$(339)	$2,274,063
Cost of goods sold	834,333	401,453	617,903	62,698	(14,491)	1,901,896
Gross profit	127,018	79,469	122,422	29,106	14,152	372,167
Selling, general, administrative expenses	67,081	47,582	88,687	17,729	2,042	223,121
Other	36	87	(296)	(1,747)	(24)	(1,944)
Earnings from operations	$59,901	$31,800	$34,031	$13,124	$12,134	$150,990

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.3	78.0	81.8	66.8	—	84.4
Gross profit	9.7	22.0	18.2	33.2	—	15.6
Selling, general, administrative expenses	4.8	9.0	9.1	15.2	—	6.8
Other	—	—	—	(0.2)	—	—
Earnings from operations	4.9%	13.0%	9.1%	18.2%	—	8.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended June 27, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.3	83.4	82.8	65.9	—	83.5
Gross profit	13.7	16.6	17.2	34.1	—	16.5
Selling, general, administrative expenses	6.2	9.7	11.8	18.5	—	9.2
Other	—	—	—	(1.9)	—	(0.1)
Earnings from operations	7.5%	6.9%	5.4%	17.5%	—	7.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	89.0	79.7	82.8	67.4	—	84.4
Gross profit	11.0	20.3	17.2	32.6	—	15.6
Selling, general, administrative expenses	5.3	9.0	9.4	16.6	—	7.4
Other	—	—	—	(0.7)	—	—
Earnings from operations	5.7%	11.3%	7.7%	16.7%	—	8.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 27, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.8	83.5	83.5	68.3	—	83.6
Gross profit	13.2	16.5	16.5	31.7	—	16.4
Selling, general, administrative expenses	7.0	9.9	12.0	19.3	—	9.8
Other	—	—	—	(1.9)	—	(0.1)
Earnings from operations	6.2%	6.6%	4.5%	14.3%	—	6.6%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We primarily design, manufacture and market wood and wood-alternative products for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and specialty wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Second quarter 2021 versus Second quarter 2020	117.4%	70.4%	47.0%	36.0%	11.0%
Year-to-date 2021 versus Year-to-date 2020	99.0%	58.0%	41.0%	30.0%	11.0%

●	Diversifying our end market sales mix by increasing sales of specialty wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures, casework and millwork used in a variety of commercial markets.
●	Expanding geographically in our core businesses, domestically and internationally.

UFP INDUSTRIES, INC.

●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, customized interior fixtures, manufactured and assembled concrete forms, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metal, and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments (Retail, Industrial, Construction, All Other and Corporate).

	Three Months Ended June 26, 2021		Three Months Ended June 27, 2020

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	39.7%	60.3%	58.5%	41.5%
Industrial	63.8%	36.2%	66.3%	33.7%
Construction	67.9%	32.1%	79.2%	20.8%
All Other and Corporate	73.4%	26.6%	79.7%	20.3%
Total Sales	53.8%	46.2%	66.6%	33.4%

	Six Months Ended June 26, 2021		Six Months Ended June 27, 2020

	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	41.5%	58.5%	57.8%	42.2%
Industrial	65.1%	34.9%	66.5%	33.5%
Construction	68.3%	31.7%	79.2%	20.8%
All Other and Corporate	72.7%	27.3%	76.3%	23.7%
Total Sales	55.5%	44.5%	67.2%	32.8%

The increase in our ratio of commodity-based product sales to total sales reflected in the table above is primarily due to the impact of dramatically higher lumber prices in the first half of 2021. This is due to the fact that the selling prices of these products are generally indexed to the current Lumber Market at the time they are shipped and lumber costs comprise a much higher percentage of the selling price than they do for value-added products. The acquisition of Sunbelt and Spartanburg also contributed to the increase in commodity-based sales of treated lumber in our retail segment, while PalletOne contributed to the increase in value-added sales in the industrial segment. Our unit sales of value-added products increased approximately 30% in the second quarter of 2021 compared to 2020, including an 18% contribution from acquisitions and 12% organic growth. Our unit sales of commodity-based products increased approximately 80%, including a 72% contribution from acquisitions and 8% organic growth.

UFP INDUSTRIES, INC.

●	Developing new products. We define new products as those that will generate sales of at least a $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales and gross profits in the second quarter of 2021 increased 61% and 72%, respectively. Approximately $4 million and $3 million of new product sales for the first and second quarter of 2020, respectively, while still sold, were sunset in 2021 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $575 million in 2021. The table below presents new product sales in thousands:

	New Product Sales by Segment			New Product Sales by Segment
	Three Months Ended			Six Months Ended
	June 26,	June 27,	%	June 26,	June 27,	%
	2021	2020	Change	2021	2020	Change
Retail	$151,808	115,133	31.9%	$259,688	$182,242	42.5%
Industrial	40,724	13,945	192.0%	72,120	29,882	141.3%
Construction	35,110	12,351	184.3%	57,822	25,790	124.2%
All Other and Corporate	4,501	2,387	88.6%	7,273	5,375	35.3%
Total New Product Sales	232,143	143,816	61.4%	396,903	243,289	63.1%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the second quarter of 2021 increased approximately 107% compared to the same period of 2020, due to a 59% increase in selling prices and a 52% increase in unit sales due to acquisitions (Sunbelt and Spartanburg Forest Products),  offset by a 4% decline in organic unit sales. Organic unit sale decreases of 17% in our Handprint Home & Décor products and 18% in our ProWood pressure-treated products were offset by organic unit growth of 27% in our UFP Edge siding, pattern, and trim products, 11% in our Deckorators composite decking and railing products, and 6% in our Outdoor Essentials Fence, Lawn & Garden products. Our new product sales contributed to these increases and were up 32% for the quarter. The decline in our unit sales of ProWood and Handprint products was primarily due to a shift in consumer spending as a result of the end of pandemic-related restrictions on certain activities.  The increase in unit sales of UFP Edge, Deckorators, and Outdoor Essentials was largely due to investments made to increase our capacity to produce these products as well as market share gains.  Lastly, approximately $8 million of sales to customers that distribute products for concrete forming were transferred from the construction segment to the retail segment. This change in structure was made so the personnel in our construction segment can more effectively focus their efforts on the design, manufacturing and sales of assembled forms and other value-added products for concrete forming.  Sales to big box customers were up 89% (30% organic) and sales to other independent retailers increased 150% (149% organic).

Gross profits increased by $39.1 million, or 46.9% to $122.3 million for the second quarter of 2021 compared to the same period last year. Our increase in gross profit was attributable to the following:

●	Increased unit sales and leveraging fixed costs of value-added products within our Deckorators, Outdoor Essentials, and UFP Edge business units contributed $4.1 of additional gross profit.
●	Our Retail Building Materials business unit contributed $18.2 million to the increase. This increase was primarily due to unit sales growth and inventory positioning.
●	Our ProWood and Handprint business units increased gross profits by $10.4 million and $2.9, respectively. Our ProWood business unit recorded a lower of cost or net realizable value adjustment to inventory and cost of goods sold totaling $2.3 million in the second quarter of 2021.

UFP INDUSTRIES, INC.

●	Acquisitions contributed $3.5 million to the increase. This includes a lower of cost or net realizable value adjustment to inventory and cost of goods sold of $20.9 million recorded in the second quarter of 2021.

Selling, general and administrative (“SG&A”) expenses increased by approximately $22.8 million, or 60.8%, in the second quarter of 2021 compared to the same period of 2020. The SG&A of recently acquired businesses contributed $5.4 million to the increase. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $12.5 million and totaled approximately $20.9 million for the quarter. The remaining increase was primarily due to increases in salaries and wages, sales compensation, and travel related expenses.

Earnings from operations for the Retail reportable segment increased in the second quarter of 2021 compared to 2020 by $16.3 million, or 36%, as a result of the factors mentioned above.

Net sales in the first six months of 2021 increased 110% compared to the same period of 2020, due to a 58% increase in selling prices, a 4% increase in organic unit sales, and a 48% increase in unit sales from acquired operations. Organic unit increases of 29% of Deckorators, 26% of UFP Edge, and 14% of Outdoor Essentials, were offset by organic unit declines of 11% of ProWood. The transfer of approximately $16 million in sales to the retail segment from the construction segment discussed above contributed to unit growth in the retail segment. Sales to big box customers were up 99% (42% organic) and sales to other independent retailers increased 88% (87% organic).

Gross profits increased 75.4% to $222.8 million in the first six months of 2021 compared to the same period of 2020. Our increase in gross profit was attributable to the following:

●	Increased unit sales and leveraging fixed costs of value-added products within our Deckorators, Outdoor Essentials, Handprint, and UFP Edge business units contributed $16.2 of additional gross profit.
●	Our Retail Building Materials business unit contributed $28.8 million to the increase. This increase is primarily due to unit sales growth and rising lumber and panel pricing combined with effective inventory positioning.
●	Our ProWood business unit contributed $36.9 million to the increase in gross profit, including the lower of cost or net realizable value adjustment to inventory and cost of goods sold discussed above.
●	Acquisitions contributed $13.9 million to the increase including the lower of cost or net realizable value adjustment to inventory and cost of goods sold above.

Selling, general and administrative (“SG&A”) expenses increased by approximately $40.4 million, or 60.2%, in the first six months of 2021 compared to the same period of 2020. The SG&A of recently acquired businesses contributed approximately $9.1 million to this increase. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $23 million and totaled approximately $34.9 for the first six months of 2021. The remaining increase was primarily due to increases in salaries and wages and sales compensation.

Earnings from operations for the Retail reportable segment increased in the first six months of 2021 compared to 2020 by $55.7 million, or 93.0% as a result of the factors mentioned above.

Industrial Segment

Net sales in the second quarter of 2021 increased 172% compared to the same period of 2020, due to a 26% increase in organic unit sales, a 99% increase in selling prices attributable to the Lumber Market, and a 47% increase in unit sales from recent acquisitions.

UFP INDUSTRIES, INC.

Gross profits increased by $97.3 million, or 261.7%, for the second quarter of 2021 compared to the same period last year. Acquisitions contributed $23.1 million to the increase in gross profit. The remaining increase was primarily due to organic unit sales growth and leveraging fixed costs as well as favorable changes in sales mix. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber and other cost increases in our selling prices.

Selling, general and administrative (“SG&A”) expenses increased by approximately $33.2 million, or 153.3%, in the second quarter of 2021 compared to the same period of 2020. Acquired operations since the second quarter of 2020 contributed approximately $7.4 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $18.8 million, and totaled $21.0 million for the quarter. The remaining increase was primarily due to increases in salaries and wages, sales compensation, and travel related expenses.

Earnings from operations for the Industrial reportable segment increased in the second quarter of 2021 compared to 2020 by $64.1 million, or 415.7%, due to the factors discussed above.

Net sales in the first six months of 2021 increased 120% compared to the same period of 2020, due to a 66% increase in selling prices attributable to the Lumber Market, a 15% increase in organic unit sales, and a 39% increase in unit sales from recent acquisitions.

Gross profits in the first six months of 2021 increased 170.3% to $214.8 million compared to the same period of 2020. Acquisitions contributed $36.4 million to the increase in gross profit. The remaining increase was primarily due to organic unit sales growth and leveraging fixed costs as well as favorable changes in sales mix. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber and other cost increases in our selling prices.

Selling, general and administrative (“SG&A”) expenses increased by approximately $47.4 million, or 99.7%, in the first six months of 2021 compared to the same period of 2020. Acquired operations since the second quarter of 2020 contributed approximately $12.7 million to total SG&A expenses. Accrued bonus expense increased approximately $25.3 million compared to the same period of 2020 and totaled approximately $31.7 for the first six months of 2021. The remaining increase was primarily due to increases in salaries and wages and sales compensation.

Earnings from operations for the Industrial reportable segment increased in the first six months of 2021 compared to 2020 by $88.1 million, or 277.2%, due to the factors mentioned above.

Construction Segment

Net sales in the second quarter of 2021 increased 106% compared to the same period of 2020, due to a 77% increase in selling prices attributable to the Lumber Market and unit sales growth of 29%, including 3% from recent acquisitions. Organic unit changes within this segment consisted of increases of 56% in factory-built housing, 24% in site-built construction, 11% in commercial construction, offset by a 34% decrease in concrete forming. The transfer of approximately $8 million in sales to the retail segment from the construction segment discussed above contributed to the unit decline in the concrete forming business unit.

Gross profits increased by $72.6 million, or 117.7%, for the second quarter of 2021 compared to the same period of 2020. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our factory-built housing business unit increased $34.3 million as a result of increased unit sales and leveraging fixed costs and the impact of rising lumber prices on products sold with a variable price.
●	Gross profits in our site-built construction business unit increased by $28.7 million due to unit sales growth and leveraging fixed costs. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber and other cost increases in our selling prices.

UFP INDUSTRIES, INC.

●	The gross profit of our commercial construction business unit increased $1.8 million as a result of increased unit sales.
●	The gross profit of our concrete forming business unit increased by $5.6 million.
●	Acquired businesses contributed $2.2 million.

Selling, general and administrative (“SG&A”) expenses increased by approximately $24.7 million, or 58.4%, in the second quarter of 2021 compared to the same period of 2020. Acquired operations since the second quarter of 2020 contributed approximately $1.2 million to total SG&A expenses for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $14.5 million, and totaled $17.7 million for the quarter. The remaining increase was primarily due to increases in salaries and wages, sales compensation, professional design fees, and travel related expenses.

Earnings from operations for the Construction reportable segment increased in the second quarter of 2021 compared to 2020 by $47.6 million, or 243.4%, due to the factors mentioned above.

Net sales in the first six months of 2021 increased 75% compared to the same period of 2020, due to a 57% increase in selling prices primarily due to the Lumber Market and unit sales growth of 18%, including 3% from acquisitions.  Organic unit changes within this segment consisted of increases of 34% in factory-built housing, 20% in site-built construction, and 1% in commercial construction. These increases were offset by a unit decline of 37% in concrete forming. The transfer of approximately $16 million in sales to the retail segment from the construction segment discussed above contributed to the unit decline in the concrete forming business unit.

Gross profits increased by $100.5 million, or 82.1% for the first six months of 2021 compared to the same period of 2020. The increase in our gross profits was comprised of the following factors:

●	Gross profits in our factory-built housing business unit increased by $48.1 million as a result of increased unit sales and leveraging fixed costs and the impact of rising lumber prices on products sold with a variable price.
●	Gross profits in our site-built construction business unit increased by $42.5 million due to unit sales growth and leveraging fixed costs. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber and other cost increases in our selling prices.
●	The gross profit of our commercial construction business unit increased $1.7 million as a result of increased unit sales.
●	The gross profit of our concrete forming business unit increased $5.2 million due to the factors discussed above.
●	Acquired businesses contributed $3.0 million.

Selling, general and administrative (“SG&A”) expenses increased by approximately $33.8 million, or 38.1%, in the first six months of 2021 compared to the same period of 2020. Acquired operations since the second quarter of 2020 contributed approximately $1.7 million to total SG&A expenses. Accrued bonus expense increased approximately $20.0 million compared to the same period of 2020 and totaled approximately $26.7 million for the first six months of 2021. The remaining increase was primarily due to increases in salaries and wages, sales compensation, and professional design fees.

Earnings from operations for the Construction reportable segment increased in the first six months of 2021 compared to 2020 by $66.1 million, or 194.2%, due to the factors mentioned above.

All Other Segment

UFP INDUSTRIES, INC.

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.0% in the second quarter of 2021 compared to 25.3% for same period in 2020 and was 24.4% in the first six months of 2021 compared to 25.1% for the same period in 2020. The decrease was primarily due to a decrease in permanent tax differences in 2021 compared to the prior year, none of which are individually significant.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 26,	June 27,
	2021	2020
Cash used in operating activities	$(115,733)	$147,210
Cash used in investing activities	(513,998)	(66,212)
Cash from (used in) financing activities	237,926	(46,972)
Effect of exchange rate changes on cash	112	(1,422)
Net change in all cash and cash equivalents	(391,693)	32,604
Cash, cash equivalents, and restricted cash, beginning of period	436,608	168,666
Cash, cash equivalents, and restricted cash, end of period	$44,915	$201,270

In general, we fund our growth through a combination of operating cash flows, our revolving credit facility, industrial development bonds (when circumstances permit), and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital increases during our first and second quarters which typically results in negative or modest cash flows from operations during those periods. Conversely, we typically experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters. As explained in more detail below, the unusually large increase in lumber prices this year, as well as the significant increase in sales, resulted in a more significant increase in net working capital this year relative to prior years.

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle improved to 48 days from 49 days during the second quarter and to 49 days from 54 days during the first six months of 2021 compared to the respective prior periods.

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Days of sales outstanding	33	33	33	33
Days supply of inventory	33	37	35	41
Days payables outstanding	(18)	(21)	(19)	(21)
Days in cash cycle	48	49	49	53

The consistency in our days sales outstanding is a result of continued focus on timely collection efforts in all of our segments. The decrease in our days supply of inventory in the first six months of 2021 compared to the same period of 2020 was primarily due to strong demand in all of our market segments in 2021, which contributed to higher inventory turns.

In the first six months of 2021, our cash used in operating activities was $115.7 million, which was comprised of net earnings of $279.6 million and $48.6 million of non-cash expenses, offset by a $443.9 million increase in working capital since the end of December 2020. Our operating cash flow this year declined by $262.9 million compared to the same period of last year primarily due to an increase in our seasonal investment in net working capital since the end of 2020, compared to the prior year period. This increase was due to unusually high lumber prices and increased market demand and net sales in each of our segments. PalletOne and other acquisitions also contributed to the increase in our seasonal investment in net working capital.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first six months of 2021 and totaled $433.2 million and $79.0 million, respectively. Outstanding purchase commitments on existing capital projects totaled approximately $45.1 million on June 26, 2021. Capital spending primarily consists of several projects to expand manufacturing capacity to serve retail, industrial and construction customers and achieve efficiencies through automation, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend approximately $140 million on capital projects for the year. Notable areas of capital spending include projects to increase the capacity and efficiency of our plants that produce our Deckorators mineral-based composite decking and wood-plastic composite decking and our UFP Edge siding, pattern and trim products, expand our machine-built pallet capacity, and take advantage of automation opportunities.

Cash flows from financing activities primarily consisted of net borrowings of debt of approximately $260.2 million, the payment of quarterly dividends totaling $18.6 million ($0.15 per share), and distributions to noncontrolling interests of $2.9 million.

On June 26, 2021, we had $265 million outstanding on our $550 million revolving credit facility, and we had approximately $277.9 million in remaining availability after considering $7.1 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 26, 2021.

At the end of the second quarter of 2021 we have approximately $288.0 million in total liquidity, consisting of our cash surplus and remaining availability under our revolving credit facility. We anticipate our liquidity will increase substantially in the last six months of 2021 if lumber prices and demand normalize and we convert our seasonal increase in net working capital to cash.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 26, 2021 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended June 26, 2021, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of a control to address the material weakness in control over our share-based bonus awards disclosed in our 2020 Form 10-K, which was remediated in the first quarter of 2021.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
March 28 – May 1, 2021	—	—	—	1,103,957
May 2 – 29, 2021	—	—	—	1,103,957
May 30 – June 26, 2021	—	—	—	1,103,957
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UFP INDUSTRIES, INC.

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

UFP INDUSTRIES, INC.

Date: August 4, 2021	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 4, 2021	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer