Form 10-Q
period 2021-09-25
UFP INDUSTRIES INC
filed 2021-11-03
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 25, 2021
Common stock, $1 par value	61,887,770

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	September 25,	December 26,	September 26,
	2021	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,637	$436,507	$346,154
Restricted cash	17,592	101	724
Investments	33,723	24,308	20,530
Accounts receivable, net	783,959	470,504	583,079
Inventories:
Raw materials	368,185	316,481	286,418
Finished goods	532,480	250,813	242,316
Total inventories	900,665	567,294	528,734
Refundable income taxes	14,134	5,836	—
Other current assets	34,040	33,812	32,888
TOTAL CURRENT ASSETS	1,922,750	1,538,362	1,512,109
DEFERRED INCOME TAXES	2,330	2,413	2,070
RESTRICTED INVESTMENTS	18,925	17,565	17,327
RIGHT OF USE ASSETS	94,481	77,245	77,412
OTHER ASSETS	29,168	20,298	24,216
GOODWILL	292,318	252,193	245,925
INDEFINITE-LIVED INTANGIBLE ASSETS	7,380	7,401	7,361
OTHER INTANGIBLE ASSETS, NET	93,984	72,252	58,205
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,156,070	974,497	935,639
Less accumulated depreciation and amortization	(603,159)	(557,335)	(529,644)
PROPERTY, PLANT AND EQUIPMENT, NET	552,911	417,162	405,995
TOTAL ASSETS	3,014,247	2,404,891	2,350,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$10,812	$—	$—
Accounts payable	292,933	211,518	231,111
Accrued liabilities:
Compensation and benefits	249,242	166,478	171,472
Income taxes	—	—	3,024
Other	90,348	69,104	69,888
Current portion of lease liability	22,242	16,549	15,349
Current portion of long-term debt	93	100	2,760
TOTAL CURRENT LIABILITIES	665,670	463,749	493,604
LONG-TERM DEBT	310,119	311,607	311,267
LEASE LIABILITY	75,548	61,509	62,100
DEFERRED INCOME TAXES	39,198	25,266	22,478
OTHER LIABILITIES	46,238	59,608	47,367
TOTAL LIABILITIES	1,136,773	921,739	936,816
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,887,770, 61,205,780 and 61,186,636	61,888	61,206	61,187
Additional paid-in capital	239,563	218,224	216,002
Retained earnings	1,552,593	1,182,680	1,127,375
Accumulated other comprehensive loss	(3,278)	(1,794)	(6,974)
Total controlling interest shareholders’ equity	1,850,766	1,460,316	1,397,590
Noncontrolling interest	26,708	22,836	16,214
TOTAL SHAREHOLDERS’ EQUITY	1,877,474	1,483,152	1,413,804
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,014,247	$2,404,891	$2,350,620

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
NET SALES	$2,093,784	$1,486,227	$6,619,329	$3,760,290
COST OF GOODS SOLD	1,766,229	1,245,153	5,583,926	3,147,049
GROSS PROFIT	327,555	241,074	1,035,403	613,241
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	169,467	134,649	504,104	357,770
OTHER GAINS, NET	(10,037)	(176)	(11,248)	(2,120)
EARNINGS FROM OPERATIONS	168,125	106,601	542,547	257,591
INTEREST EXPENSE	3,433	2,486	10,483	6,291
INTEREST AND INVESTMENT LOSS (INCOME)	371	(1,565)	(3,614)	(1,623)
EQUITY IN EARNINGS OF INVESTEE	946	—	2,411	—
	4,750	921	9,280	4,668
EARNINGS BEFORE INCOME TAXES	163,375	105,680	533,267	252,923
INCOME TAXES	37,628	26,819	127,909	63,798
NET EARNINGS	125,747	78,861	405,358	189,125
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,706)	(1,657)	(7,624)	(5,299)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$121,041	$77,204	$397,734	$183,826

EARNINGS PER SHARE – BASIC	$1.94	$1.25	$6.40	$2.98
EARNINGS PER SHARE – DILUTED	$1.94	$1.25	$6.38	$2.98

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	125,747	78,861	405,358	189,125
OTHER COMPREHENSIVE GAIN (LOSS)	(2,024)	1,687	(1,500)	(4,030)
COMPREHENSIVE INCOME	123,723	80,548	403,858	185,095
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,496)	(1,922)	(7,608)	(3,354)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$119,227	$78,626	$396,250	$181,741

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 26, 2020	$61,206	$218,224	$1,182,680	$(1,794)	$22,836	$1,483,152
Net earnings			103,311		940	104,251
Foreign currency translation adjustment				(374)	(526)	(900)
Unrealized loss on debt securities				(1,296)		(1,296)
Distributions to noncontrolling interest					(2,914)	(2,914)
Cash dividends - $0.15 per share - quarterly			(9,274)			(9,274)
Issuance of 5,816 shares under employee stock purchase plan	6	357				363
Net issuance of 536,970 shares under stock grant programs	537	3,888	5			4,430
Issuance of 89,690 shares under deferred compensation plans	89	(89)				—
Expense associated with share-based compensation arrangements		2,936				2,936
Accrued expense under deferred compensation plans		5,795				5,795
Balance on March 27, 2021	$61,838	$231,111	$1,276,722	$(3,464)	$20,336	$1,586,543
Net earnings			173,382		1,978	175,360
Foreign currency translation adjustment				1,759	720	2,479
Unrealized gain on debt securities				241		241
Cash dividends - $0.15 per share - quarterly			(9,276)			(9,276)
Issuance of 9,282 shares under employee stock plans	9	564				573
Net forfeitures of 5,718 shares under stock grant programs	(6)	(224)	5			(225)
Issuance of 8,913 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		2,728				2,728
Accrued expense under deferred compensation plans		1,140				1,140
Balance on June 26, 2021	$61,851	$235,309	$1,440,833	$(1,464)	$23,034	$1,759,563
Net earnings			121,041		4,706	125,747
Foreign currency translation adjustment				(1,897)	(210)	(2,107)
Unrealized gain on debt securities				83		83
Distributions to noncontrolling interest						—
Additional purchase and adjustment of noncontrolling interest					(822)	(822)
Cash dividends - $0.15 per share - quarterly			(9,281)			(9,281)
Issuance of 10,008 shares under employee stock plans	10	573				583
Net issuance of 17,165 shares under stock grant programs	17	(115)				(98)
Issuance of 9,864 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		2,657				2,657
Accrued expense under deferred compensation plans		1,149				1,149
Balance on September 25, 2021	$61,888	$239,563	$1,552,593	$(3,278)	$26,708	$1,877,474

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 28, 2019	$61,409	$192,173	$995,022	$(4,889)	$14,018	$1,257,733
Net earnings			40,159		411	40,570
Foreign currency translation adjustment				(5,951)	(2,335)	(8,286)
Unrealized loss on debt securities				(270)		(270)
Distributions to noncontrolling interest					(299)	(299)
Additional purchase of noncontrolling interest		130			(225)	(95)
Cash dividends - $0.125 per share - quarterly			(7,730)			(7,730)
Issuance of 10,549 shares under employee stock purchase plan	10	309				319
Net issuance of 350,124 shares under stock grant programs	350	12,454	1			12,805
Issuance of 89,616 shares under deferred compensation plans	89	(89)				—
Repurchase of 756,397 shares	(756)		(28,456)			(29,212)
Expense associated with share-based compensation arrangements		1,404				1,404
Accrued expense under deferred compensation plans		5,343				5,343
Balance on March 28, 2020	$61,102	$211,724	$998,996	$(11,110)	$11,570	$1,272,282
Net earnings			66,463		3,231	69,694
Foreign currency translation adjustment				2,026	125	2,151
Unrealized gain on debt securities				688		688
Cash dividends - $0.125 per share - quarterly			(7,644)			(7,644)
Issuance of 9,714 shares under employee stock plans	10	367				377
Net issuance of 42,880 shares under stock grant programs	43	(174)	2			(129)
Issuance of 14,106 shares under deferred compensation plans	14	(14)				—
Expense associated with share-based compensation arrangements		824				824
Accrued expense under deferred compensation plans		1,082				1,082
Balance on June 27, 2020	$61,169	$213,809	$1,057,817	$(8,396)	$14,926	$1,339,325
Net earnings			77,204		1,657	78,861
Foreign currency translation adjustment				1,319	265	1,584
Unrealized loss on debt securities				103		103
Distributions to noncontrolling interest					(634)	(634)
Cash dividends - $0.125 per share - quarterly			(7,646)			(7,646)
Issuance of 7,511 shares under employee stock plans	7	338				345
Net forfeiture of 1,382 shares under stock grant programs	(1)	(56)				(57)
Issuance of 11,326 shares under deferred compensation plans	12	(12)				—
Expense associated with share-based compensation arrangements		826				826
Accrued expense under deferred compensation plans		1,097				1,097
Balance on September 26, 2020	$61,187	$216,002	$1,127,375	$(6,974)	$16,214	$1,413,804

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 25,	September 26,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$405,358	$189,125
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	61,741	47,226
Amortization of intangibles	9,369	5,863
Expense associated with share-based and grant compensation arrangements	8,444	3,152
Deferred income taxes	(594)	110
Unrealized gain on investments and other	(1,756)	(81)
Equity in earnings of investee	2,411	—
Net gain on sale and disposition of assets	(10,482)	(662)
Changes in:
Accounts receivable	(141,088)	(211,238)
Inventories	(204,144)	(39,167)
Accounts payable and cash overdraft	53,437	85,354
Accrued liabilities and other	99,067	105,401
NET CASH PROVIDED BY OPERATING ACTIVITIES	281,763	185,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(110,092)	(67,024)
Proceeds from sale of property, plant and equipment	26,597	2,588
Acquisitions and purchases of non-controlling interest, net of cash received	(433,275)	(34,820)
Purchases of investments	(17,866)	(24,266)
Proceeds from sale of investments	9,857	22,281
Other	(3,478)	314
NET CASH USED IN INVESTING ACTIVITIES	(528,257)	(100,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	886,966	6,862
Repayments under revolving credit facilities	(888,335)	(6,498)
Contingent consideration payments and other	(2,664)	(3,087)
Issuance of long-term debt	—	150,000
Proceeds from issuance of common stock	1,519	1,042
Dividends paid to shareholders	(27,831)	(23,020)
Distributions to noncontrolling interest	(2,914)	(932)
Repurchase of common stock	—	(29,212)
Other	(334)	23
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,593)	95,178
Effect of exchange rate changes on cash	(292)	(1,122)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(280,379)	178,212
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	436,608	168,666
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$156,229	$346,878

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$436,507	$168,336
Restricted cash, beginning of period	101	330
Cash, cash equivalents, and restricted cash, beginning of period	$436,608	$168,666

Cash and cash equivalents, end of period	$138,637	$346,154
Restricted cash, end of period	17,592	724
Cash, cash equivalents, and restricted cash, end of period	$156,229	$346,878

SUPPLEMENTAL INFORMATION:
Interest paid	$10,360	$4,112
Income taxes paid	136,893	47,301
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	2,366	—
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	6,778	6,195

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 26, 2020 balances in the accompanying unaudited condensed consolidated balance sheets.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	September 25, 2021				September 26, 2020
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$19	$2,631	$—	$2,650	$64	$3,133	$—	$3,197
Fixed income funds	962	17,021	—	17,983	248	16,522	—	16,770
Treasury securities	310	—	—	310	—	—	—	—
Equity securities	18,543	—	—	18,543	10,524	—	—	10,524
Alternative investments	—	—	3,536	3,536	—	—	1,926	1,926
Mutual funds:
Domestic stock funds	9,968	—	—	9,968	6,826	—	—	6,826
International stock funds	1,675	—	—	1,675	1,243	—	—	1,243
Target funds	23	—	—	23	260	—	—	260
Bond funds	146	—	—	146	208	—	—	208
Alternative funds	497	—	—	497	433	—	—	433
Total mutual funds	12,309	—	—	12,309	8,970	—	—	8,970
Total	$32,143	$19,652	$3,536	$55,331	$19,806	$19,655	$1,926	$41,387
Assets at fair value	$32,143	$19,652	$3,536	$55,331	$19,806	$19,655	$1,926	$41,387

From the assets measured at fair value as of September 25, 2021, listed in the table above, $33.6 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.1 million of money market funds are held in Cash and Cash Equivalents, $0.7 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $18.3 million of fixed income funds and $2.6 million of money markets funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $52.0 million as of September 25, 2021, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 25, 2021			September 26, 2020
		Unrealized			Unrealized
	Cost	Gain	Fair Value	Cost	Gain	Fair Value
Fixed Income	$17,293	$690	$17,983	$15,750	$1,020	$16,770
Treasury Securities	310	—	310	—	—	—
Equity	14,392	4,151	18,543	9,121	1,403	10,524
Mutual Funds	9,210	2,435	11,645	7,228	852	8,080
Alternative Investments	3,370	166	3,536	1,881	45	1,926
Total	$44,575	$7,442	$52,017	$33,980	$3,320	$37,300

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net unrealized gain of the portfolio was $7.4 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 25, 2021 and September 26, 2020.

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

Earnings on construction contracts are reflected in operations using over time accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations, which is in accordance with ASC 606 as revenue is recognized when certain performance obligations are performed. Under over time accounting using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred relative to the total estimated costs. Under over time accounting using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced relative to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent.

UFP INDUSTRIES, INC.

Our construction contracts are generally entered into with a fixed price, and completion of the projects can range from 6 to 18 months in duration. Therefore, our operating results are impacted by, among many other things, labor rates and commodity costs. During the year, we update our estimated costs to complete our projects using current labor and commodity costs and recognize losses to the extent that they exist.

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 25,	September 26,		September 25,	September 26,
	2021	2020	% Change	2021	2020	% Change
FOB Shipping Point Revenue	$2,063,647	$1,454,220	41.9%	$6,530,204	$3,663,140	78.3%
Construction Contract Revenue	30,137	32,007	(5.8)%	89,125	97,150	(8.3)%
Total Net Sales	2,093,784	1,486,227	40.9%	$6,619,329	$3,760,290	76.0%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 25,	December 26,	September 26,
	2021	2020	2020
Cost and Earnings in Excess of Billings	$3,776	$4,169	$4,130
Billings in Excess of Cost and Earnings	10,373	11,530	11,264

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Numerator:
Net earnings attributable to controlling interest	$121,041	$77,204	$397,734	$183,826
Adjustment for earnings allocated to non-vested restricted common stock	(3,952)	(2,195)	(12,800)	(5,110)
Net earnings for calculating EPS	$117,089	$75,009	$384,934	$178,716
Denominator:
Weighted average shares outstanding	62,266	61,548	62,162	61,642
Adjustment for non-vested restricted common stock	(2,033)	(1,750)	(2,001)	(1,713)
Shares for calculating basic EPS	60,233	59,798	60,161	59,929
Effect of dilutive restricted common stock	168	20	137	19
Shares for calculating diluted EPS	60,401	59,818	60,298	59,948
Net earnings per share:
Basic	$1.94	$1.25	$6.40	$2.98
Diluted	$1.94	$1.25	$6.38	$2.98

UFP INDUSTRIES, INC.

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on September 25, 2021, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 25, 2021, we had outstanding purchase commitments on commenced capital projects of approximately $44.1 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 25, 2021, we had approximately $39.6 million outstanding payment and performance bonds for open projects. We had approximately $2.1 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 25, 2021, we had outstanding letters of credit totaling $52.6 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of September 25, 2021, we have irrevocable letters of credit outstanding totaling approximately $45.5 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2021 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in 2021 and since the end of September 2020, which were accounted for using the purchase method in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	April 29, 2021	$10,108 cash paid for 100% asset purchase	$7,099	$3,009	Construction
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

	April 19, 2021	$8,549 cash paid for 100% asset purchase	$1,526	$7,023	Retail
Walnut Hollow Farm, Inc.

Walnut Hollow Farm, located in Wisconsin, is engaged in the business of designing, manufacturing, selling, and distributing wood products, tools, and accessories for the craft and hobby, outdoor sportsman art, personalized home décor, and hardware categories, with sales of approximately $11.6 million in 2020.

	April 12, 2021	$153,462 cash paid for 100% asset purchase	$—	$153,462	Retail
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

	December 28, 2020	$259,011 cash paid for 100% stock purchase	$66,899	$192,112	Retail/Industrial
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

UFP INDUSTRIES, INC.

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	November 10, 2020	$21,268 cash paid for 100% asset purchase	$11,923	$9,345	Construction
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

	October 1, 2020	$5,936 cash paid for 100% asset purchase	$5,222	$714	Retail
Fire Retardant Chemical Technologies, LLC (FRCT)

Founded in 2014 and based in Matthews, North Carolina, FRCT’s business includes a research and development laboratory specializing in developing and testing a wide range of high-performance chemicals, including fire retardants and water repellants. The company had annual sales of approximately $6.4 million.

	September 30, 2020	$3,475 cash paid for 50% stock purchase and estimated contingent consideration	$7,267	$(1,369)	Other
Enwrap Logistic & Packaging S.r.l. (Enwrap)

Enwrap is a newly formed company dedicated to the logistics and packaging business of its predecessor, Job Service S.p.A. Headquartered in Milan, Italy, Enwrap provides high-value, mixed material industrial packaging and logistics services through eight locations in Italy. These locations generated annual sales of approximately $14 million.

The intangible assets for the above acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, acquisitions completed since the end of September 2020 and not consolidated with other operations contributed approximately $903.0 million in net sales and $26.0 million in operating profits during the first nine months of 2021.

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

	Three Months Ended September 25, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$696,201	$573,234	$722,872	$98,689	$2,788	$2,093,784
Intersegment net sales	50,546	23,148	27,574	122,470	(223,738)	—
Segment operating profit	(26,153)	70,408	84,205	20,283	19,382	168,125

	Three Months Ended September 26, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$700,522	$282,124	$447,103	$56,700	$(222)	$1,486,227
Intersegment net sales	45,416	11,773	17,909	76,029	(151,127)	—
Segment operating profit	62,181	22,037	16,513	7,449	(1,579)	106,601

	Nine Months Ended September 25, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,714,440	$1,633,289	$2,021,106	$243,736	$6,758	$6,619,329
Intersegment net sales	163,279	66,039	62,069	345,920	(637,307)	—
Segment operating profit	89,443	190,344	184,330	44,565	33,865	542,547

	Nine Months Ended September 26, 2020
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,661,873	$763,046	$1,187,429	$148,503	$(561)	$3,760,290
Intersegment net sales	109,378	32,788	49,685	196,908	(388,759)	—
Segment operating profit	122,082	53,837	50,544	20,573	10,555	257,591

The following table presents goodwill by segment as of September 25, 2021, and December 26, 2020 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 26, 2020	$61,943	$87,827	$90,729	$11,694	$—	$252,193
2021 Acquisitions	18,441	43,844	2,427	4,176	—	68,888
2021 Purchase Accounting Adjustments	(1,682)	(17,937)	(6,227)	(2,575)	—	(28,421)
Foreign Exchange, Net	—	—	101	(443)	—	(342)
Balance as of September 25, 2021	$78,702	$113,734	$87,030	$12,852	$—	$292,318

UFP INDUSTRIES, INC.

The following table presents total assets by segment as of September 25, 2021, and December 26, 2020 (in thousands).

	Total Assets by Segment
	September 25,	December 26,
Segment Classification	2021	2020	% Change
Retail	$829,745	$510,464	62.5%
Industrial	740,206	416,487	77.7
Construction	725,419	510,972	42.0
All Other	284,626	196,856	44.6
Corporate	434,251	770,112	(43.6)
Total Assets	$3,014,247	$2,404,891	25.3%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.0% in the third quarter of 2021 compared to 25.4% for same period in 2020 and was 24.0% in the first nine months of 2021 compared to 25.2% for the same period in 2020. The decrease was primarily due to a decrease in permanent tax differences in 2021 compared to the prior year, none of which are individually significant.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2021 and 2020 (in thousands, except average share price):

	September 25, 2021
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	25	$71.18

Shares issued under the employee stock gift program	2	76.80
Shares issued under the director retainer stock program	4	69.80
Shares issued under the bonus plan	487	57.06
Shares issued under the executive stock match grants plan	77	60.24
Forfeitures	(21)
Total shares issued under stock grant programs	549	$57.64

Shares issued under the deferred compensation plans	108	$62.48

UFP INDUSTRIES, INC.

	September 26, 2020
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	28	$44.14

Shares issued under the employee stock gift program	2	45.93
Shares issued under the director retainer stock program	46	24.80
Shares issued under the bonus plan	271	47.51
Shares issued under the executive stock match grants plan	79	47.60
Forfeitures	(7)
Total shares issued under stock grant programs	391	$44.92

Shares issued under the deferred compensation plans	115	$53.85

During the first nine months of 2021, we did not repurchase any of our shares of common stock.

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

The Company writes down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of September 25, 2021 and September 26, 2020 was $1.3 million and $0, respectively.

K.       SUBSEQUENT EVENTS

On September 27, 2027, we acquired the equity of Shelter Products, Inc., for $6.5 million. Based in Haleyville, Alabama, Shelter Products provides distribution and logistics support to factory-built manufacturers through nine warehouses across the U.S.

On October 29, 2021, we acquired the assets of The Box Pack Trust, operating as Boxpack Packaging (Boxpack) for $5.2 million. Based near Melbourne, Australia, Boxpack specializes in flexographic and lithographic cardboard packaging, using the latest CAD design and finishing techniques.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the third quarter of 2021.

OVERVIEW

Our results for the third quarter of 2021 include the following highlights:

●	Our net sales were up 41% compared to the third quarter of 2020, which was comprised of a 28% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below), a 16% increase in unit sales due to acquisitions completed since September of last year, and a 3% decline in organic unit sales. Organic unit growth of 16% in our construction segment was offset an organic unit decline of 19% in our retail segment, while industrial units were flat.
●	Our operating profits increased $61.5 million, or 58%, compared to the third quarter of 2020. This increase resulted from a variety of factors including strong demand from our industrial and construction segments, leveraging our fixed costs, and increased sales of value-added and new products that have higher margins. These favorable factors more than offset the impact that falling lumber prices had on the gross profits of commodity-based products sold on a variable price that are not purchased through a vendor managed inventory program, particularly our pressure-treated lumber products sold in the retail segment. Acquisitions contributed approximately $2.6 million to our increase in operating profits. Excluding the impact of acquisitions, we estimate that value-added products contributed $93 million to our quarter over quarter increase in gross profits, which was offset by a decrease of approximately $23 million in commodity-based products.

UFP INDUSTRIES, INC.

●	Our cash flows provided by operations for the first nine months of 2021 was $282 million compared to $185 million during the first nine months of 2020 in spite of an increase in our net working capital, which increased $133 million compared to the prior year. The increase in our net working capital during 2021 is due to a combination of unusually high lumber prices and strong market demand in our industrial and construction segments. In addition, our investment in net working capital at the end of the third quarter of 2020 was unusually low due to unexpectedly strong demand in our retail segment and difficulty maintaining an adequate supply of inventory due to supply chain constraints. As lumber prices and demand in the retail segment began to normalize in the second and third quarters of 2021, our investment in net working capital has decreased, and we now have a cash surplus of $139 million. We anticipate our net working capital will continue to decrease for the balance of the year, assuming lumber prices remain at current levels, as the fourth quarter typically represents a seasonally slower quarter for most of our business units.
●	Our net debt (debt and cash overdraft less cash) at the end of September 2021 was $182 million compared to net cash of $32 million at the end of September 2020. Our unused borrowing capacity under revolving credit facilities and cash surplus resulted in total liquidity of approximately $668 million at the end of the third quarter of 2021.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2021	2020
January	$890	$377
February	954	402
March	1,035	420
April	1,080	358
May	1,428	394
June	1,344	455
July	690	530
August	443	716
September	412	934

Third quarter average	$515	$727
Year-to-date average	$920	$510

Third quarter percentage change	(29.2)%
Year-to-date percentage change	80.4%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2021	2020
January	$858	$346
February	903	345
March	938	360
April	922	333
May	1,150	412
June	1,052	494
July	564	552
August	448	729
September	438	886

Third quarter average	$483	$722
Year-to-date average	$808	$495

Third quarter percentage change	(33.1)%
Year-to-date percentage change	63.2%

The sequential increase in overall lumber prices for the first half of the year was primarily due to strong market demand as well as certain constraints in the supply chain of lumber. Prices began to fall in June 2021 as pandemic related restrictions were lifted, the economy re-opened, and consumers shifted their spending to other areas. We believe prices in the third quarter of 2021 reflect normalized levels.  A decline in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 58.0% and 48.7% of our sales in the first nine months of 2021 and 2020, respectively. The increase from the prior year ratio reflects the impact of higher lumber prices and the results of PalletOne’s subsidiaries, Sunbelt and Spartanburg Forest Products.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is usually greatest in our third and fourth quarters.

UFP INDUSTRIES, INC.

●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to pressure-treated lumber sold in our retail segment.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprised approximately 20% of our total annual sales in 2020. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. Our annual purchases of inventory through these consignment programs totaled approximately 19% of our total lumber purchases in 2020. Our new Sunbelt and Spartanburg Forest Products plants operated with limited amounts of vendor consignment inventory and were more exposed to the impact of falling lumber prices during the second and third quarters of 2021. We anticipate increasing their use of these programs in future periods in a manner consistent with our ProWood pressure-treating operations. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS

We completed five business acquisitions during the first nine months of fiscal 2021 and five during all of fiscal 2020. The annual historical sales attributable to acquisitions completed in the first nine months of fiscal 2021 is approximately $1.3 billion, while acquisitions completed during the last quarter of 2020 have annual sales of approximately $48 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2021 and 2020 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.4	83.8	84.4	83.7
Gross profit	15.6	16.2	15.6	16.3
Selling, general, and administrative expenses	8.1	9.1	7.6	9.5
Other gains, net	(0.5)	—	(0.2)	(0.1)
Earnings from operations	8.0	7.2	8.2	6.9
Other expense, net	0.2	0.1	0.1	0.1
Earnings before income taxes	7.8	7.1	8.1	6.7
Income taxes	1.8	1.8	1.9	1.7
Net earnings	6.0	5.3	6.1	5.0
Less net earnings attributable to noncontrolling interest	(0.2)	(0.1)	(0.1)	(0.1)
Net earnings attributable to controlling interest	5.8%	5.2%	6.0%	4.9%

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

	Percentage Change
	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Units sold	13.0%	8.0%	30.0%	3.0%
Gross profit	35.9	28.7	68.8	16.1
Selling, general, and administrative expenses	25.9	16.1	40.9	7.1
Earnings from operations	57.7	51.3	110.6	33.4

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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Gross profit	$327,555	$241,074	$1,035,403	$613,241
Selling, general, and administrative expenses	$169,467	$134,649	$504,104	$357,770
SG&A as percentage of gross profit	51.7%	55.9%	48.7%	58.3%

Operating Results by Segment:

Our business segments align with the following markets: UFP Retail Solutions, UFP Construction and UFP Industrial. The Company manages the operations of its individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our retail, industrial, and construction segments. In the case of locations which serve multiple segments, results are allocated and accounted for by segment. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, Australia, and Italy operations and sales and purchasing offices in other parts of the world. Our International segment and Ardellis (our insurance captive) have been included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns and leases transportation equipment, are also included in the corporate column. An inter-company lease charge is assessed to our operating segments for the use of these assets at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$696,201	$573,234	$722,872	$98,689	$2,788	$2,093,784
Cost of goods sold	685,369	446,822	568,809	63,082	2,147	1,766,229
Gross profit	10,832	126,412	154,063	35,607	641	327,555
Selling, general, administrative expenses	36,899	55,723	70,663	15,996	(9,814)	169,467
Other	86	281	(805)	(672)	(8,927)	(10,037)
Earnings from operations	$(26,153)	$70,408	$84,205	$20,283	$19,382	$168,125

UFP INDUSTRIES, INC.

	Three Months Ended September 26, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$700,522	$282,124	$447,103	$56,700	$(222)	$1,486,227
Cost of goods sold	594,896	233,971	385,028	38,543	(7,285)	1,245,153
Gross profit	105,626	48,153	62,075	18,157	7,063	241,074
Selling, general, administrative expenses	43,515	26,080	45,411	10,499	9,144	134,649
Other	(70)	36	151	209	(502)	(176)
Earnings from operations	$62,181	$22,037	$16,513	$7,449	$(1,579)	$106,601

	Nine Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$2,714,440	$1,633,289	$2,021,106	$243,736	$6,758	$6,619,329
Cost of goods sold	2,480,804	1,292,102	1,644,069	160,853	6,098	5,583,926
Gross profit	233,636	341,187	377,037	82,883	660	1,035,403
Selling, general, administrative expenses	144,375	150,739	193,144	40,021	(24,175)	504,104
Other	(182)	104	(437)	(1,703)	(9,030)	(11,248)
Earnings from operations	$89,443	$190,344	$184,330	$44,565	$33,865	$542,547

	Nine Months Ended September 26, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$1,661,873	$763,046	$1,187,429	$148,503	$(561)	$3,760,290
Cost of goods sold	1,429,229	635,424	1,002,932	101,240	(21,776)	3,147,049
Gross profit	232,644	127,622	184,497	47,263	21,215	613,241
Selling, general, administrative expenses	110,596	73,662	134,098	28,228	11,186	357,770
Other	(34)	123	(145)	(1,538)	(526)	(2,120)
Earnings from operations	$122,082	$53,837	$50,544	$20,573	$10,555	$257,591

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	98.4	77.9	78.7	63.9	—	84.4
Gross profit	1.6	22.1	21.3	36.1	—	15.6
Selling, general, administrative expenses	5.3	9.7	9.8	16.2	—	8.1
Other	—	—	(0.1)	(0.7)	—	(0.5)
Earnings from operations	(3.8)%	12.3%	11.6%	20.6%	—	8.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended September 26, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.9	82.9	86.1	68.0	—	83.8
Gross profit	15.1	17.1	13.9	32.0	—	16.2
Selling, general, administrative expenses	6.2	9.2	10.2	18.5	—	9.1
Other	—	—	—	0.4	—	—
Earnings from operations	8.9%	7.8%	3.7%	13.1%	—	7.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	91.4	79.1	81.3	66.0	—	84.4
Gross profit	8.6	20.9	18.7	34.0	—	15.6
Selling, general, administrative expenses	5.3	9.2	9.6	16.4	—	7.6
Other	—	—	—	(0.7)	—	(0.2)
Earnings from operations	3.3%	11.7%	9.1%	18.3%	—	8.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 26, 2020

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.0	83.3	84.5	68.2	—	83.7
Gross profit	14.0	16.7	15.5	31.8	—	16.3
Selling, general, administrative expenses	6.7	9.7	11.3	19.0	—	9.5
Other	—	—	—	(1.0)	—	(0.1)
Earnings from operations	7.3%	7.1%	4.3%	13.9%	—	6.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments, for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and specialty wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Third quarter 2021 versus Third quarter 2020	40.9%	27.9%	13.0%	16.0%	(3.0)%
Year-to-date 2021 versus Year-to-date 2020	76.0%	46.0%	30.0%	25.0%	5.0%

●	Diversifying our end market sales mix by increasing sales of specialty wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, increasing our market share with independent retailers, and increasing our sales of customized interior fixtures, casework and millwork used in a variety of commercial markets.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, specialty wood packaging, engineered wood components, customized interior fixtures, manufactured and assembled concrete forms, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metal, and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments (retail, industrial, construction, all other and corporate).

	Three Months Ended September 25, 2021		Three Months Ended September 26, 2020
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	48.6%	51.4%	49.7%	50.3%
Industrial	69.2%	30.8%	63.7%	36.3%
Construction	74.5%	25.5%	74.3%	25.7%
All Other and Corporate	70.7%	29.3%	74.1%	25.9%
Total Sales	64.1%	35.9%	60.5%	39.5%

UFP INDUSTRIES, INC.

	Nine Months Ended September 25, 2021		Nine Months Ended September 26, 2020
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	43.3%	56.7%	54.4%	45.6%
Industrial	66.6%	33.4%	65.5%	34.5%
Construction	70.5%	29.5%	77.4%	22.6%
All Other and Corporate	71.6%	28.4%	75.0%	25.0%
Total Sales	58.2%	41.8%	64.6%	35.4%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

The increase in our ratio of commodity-based sales to total sales during the first nine months of 2021 reflected in the table above is primarily due to the impact of dramatically higher lumber prices in the first half of 2021, which have normalized during the third quarter. This is due to the fact that the selling prices of these products are generally indexed to the current Lumber Market at the time they are shipped and lumber costs comprise a much higher percentage of the selling price than they do for value-added products. The acquisition of Sunbelt and Spartanburg also contributed to the increase in commodity-based sales of treated lumber in our retail segment, while PalletOne contributed to the increase in value-added sales in the industrial segment. Our unit sales of value-added products increased approximately 17% in the third quarter of 2021 compared to 2020, including a 15% contribution from acquisitions and 2% organic growth. Our unit sales of commodity-based products increased approximately 7%, including a 19% contribution from acquisitions and an organic unit decline of 12%.

UFP INDUSTRIES, INC.

●	Developing new products. We define new products as those that will generate sales of at least a $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales in the third quarter of 2021 increased 24%. Approximately $10 million of new product sales for the first nine months of 2020, while still sold, were sunset in 2021 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $575 million in 2021, which we have already attained. The table below presents new product sales in thousands:

	New Product Sales by Segment			New Product Sales by Segment
	Three Months Ended			Nine Months Ended
	September 25,	September 26,	%	September 25,	September 26,	%
	2021	2020	Change	2021	2020	Change
Retail	$111,795	118,731	(5.8)%	$375,798	$301,602	24.6%
Industrial	41,436	21,468	93.0%	115,542	51,582	124.0%
Construction	37,524	16,229	131.2%	95,414	42,038	127.0%
All Other and Corporate	5,998	2,495	140.4%	13,419	8,082	66.0%
Total New Product Sales	196,753	158,923	23.8%	600,173	403,304	48.8%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the third quarter of 2021 decreased by 1% compared to the same period of 2020, due to acquisition unit growth of 18%, which was offset by an organic unit decline of 19%. The price variance for this period was flat as the impact of lower prices on commodity-based products was offset by higher prices on value-added products which are generally sold at a fixed price. Organic unit decreases of 29% in our Handprint Home & Décor products, 28% in our ProWood pressure-treated products, 14% in our Deckorators composite decking and railing products, and 8% in our Outdoor Essentials Fence, Lawn & Garden products were offset by organic unit growth of 12% in our UFP Edge siding, pattern, and trim products. The decline in our unit sales is primarily due to a shift in consumer spending as a result of the end of pandemic-related restrictions on certain activities.  The increase in unit sales of UFP Edge was largely due to investments made to increase our capacity to produce these products as well as market share gains.  Lastly, approximately $13 million of sales to customers that distribute products for concrete forming were transferred from the construction segment to the retail segment. Sales to big box customers were down 8%, while sales to independent retailers increased 14%.

Gross profits decreased by $94.8 million, or 89.7% to $10.8 million for the third quarter of 2021 compared to the same period last year. Our decrease in gross profit was attributable to the following:

●	The gross profits of our ProWood business unit decreased by $68.7 million, primarily due to the impact that declining lumber prices had on ProWood’s pressure treated products that are sold at a variable price. Decreased unit sales also contributed to the reduction in gross profit.
●	Acquired operations reported a loss in gross profits and contributed $7.2 million to the decrease due to the drop in lumber prices.
●	Unit sales decreases contributed $13.2 million to the decline in gross profit for our Deckorators, Retail Building Products, Handprint, and Outdoor Essentials Fence, Lawn & Garden business units. UFP Edge experienced organic unit growth of 12% due to an increase in capacity, but had a reduction in gross profit of $5.7 million due to the fluctuation of lumber prices.

UFP INDUSTRIES, INC.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $6.6 million, or 15.2%, in the third quarter of 2021 compared to the same period of 2020. The SG&A of recently acquired businesses contributed $4.8 million to the change in SG&A. This was offset by accrued bonus expense, which varies with our overall profitability and return on investment, which decreased by $12.0 million and totaled approximately $3.0 million for the quarter. The remaining change was primarily due to increases in salaries and wages and travel related expenses, offset by decreases in sales incentive compensation and bad debt expense.

Earnings from operations for the Retail reportable segment decreased in the third quarter of 2021 compared to 2020 by $88.3 million, or 142%, as a result of the factors mentioned above.

Net sales in the first nine months of 2021 increased 63% compared to the same period of 2020, due to a 33% increase in selling prices and a 36% increase in unit sales from acquired operations, offset by a 6% decrease in organic unit sales. Organic unit increases of 21% of UFP Edge, 13% of Deckorators, and 7% of Outdoor Essentials, were offset by organic unit declines of 19% of ProWood and 11% of Handprint. The transfer of approximately $29 million in sales to the retail segment from the construction segment discussed above contributed to unit growth in the retail segment. Sales to big box customers were up 55% (12% organic), while sales to independent retailers decreased 5% (6% organic).

Gross profits increased 0.4% to $233.6 million in the first nine months of 2021 compared to the same period of 2020. Our change in gross profit was attributable to the following:

●	Our Retail Building Materials business unit contributed $26.3 million to the increase. This increase is primarily due to unit sales growth and rising lumber and panel prices combined with effective inventory positioning.
●	Our Deckorators, Outdoor Essentials, Handprint, E-Commerce, and UFP Edge business units contributed $0.2 million of additional gross profit.
●	Acquisitions contributed $6.7 million to the increase.
●	The gross profit of our ProWood business unit decreased by $31.8 million, primarily due to the impact that fluctuating lumber prices during the first nine months of the year had on ProWood’s pressure-treated products that are sold at a variable price.

Selling, general and administrative (“SG&A”) expenses increased by approximately $33.8 million, or 30.5%, in the first nine months of 2021 compared to the same period of 2020. The SG&A of recently acquired businesses contributed approximately $12.7 million to this increase. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $11.0 million and totaled approximately $37.9 for the first nine months of 2021. The remaining increase was primarily due to increases in salaries and wages, sales incentive compensation, and travel related expenses.

Earnings from operations for the Retail reportable segment decreased in the first nine months of 2021 compared to 2020 by $32.6 million, or 26.7% as a result of the factors mentioned above.

Industrial Segment

Net sales in the third quarter of 2021 increased 103% compared to the same period of 2020, due to a 34% increase in unit sales from recent acquisitions and a 69% increase in selling prices attributable to favorable sales mix changes as well as the Lumber Market.

Gross profits increased by $78.3 million, or 162.5%, for the third quarter of 2021 compared to the same period last year. Acquisitions contributed $21.5 million to the increase in gross profit. The remaining increase was primarily due to favorable changes in sales mix and the decline in lumber costs. We estimate that value-added and commodity-based products contributed $36.5 million and $20.2 million, respectively, to the increase in gross profit.

UFP INDUSTRIES, INC.

Selling, general and administrative (“SG&A”) expenses increased by approximately $29.6 million, or 113.7%, in the third quarter of 2021 compared to the same period of 2020. Acquired operations since the third quarter of 2020 contributed approximately $7.4 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $12.6 million, and totaled $18.7 million for the quarter. The remaining increase was primarily due to increases in salaries and wages, sales incentive compensation, and travel related expenses.

Earnings from operations for the Industrial reportable segment increased in the third quarter of 2021 compared to 2020 by $48.4 million, or 219.5%, due to the factors discussed above.

Net sales in the first nine months of 2021 increased 114% compared to the same period of 2020, due to a 67% increase in selling prices attributable to the Lumber Market and favorable sales mix changes, a 10% increase in organic unit sales, and a 37% increase in unit sales from recent acquisitions.

Gross profits in the first nine months of 2021 increased 167.3% to $213.6 million compared to the same period of 2020. Acquisitions contributed $57.9 million to the increase in gross profit. The remaining increase was primarily due to organic unit sales growth and leveraging fixed costs as well as favorable changes in sales mix. In addition, in the first six months of the year we were able to maintain our profit per unit by more effectively passing on commodity lumber and other cost increases in our selling prices.

Selling, general and administrative (“SG&A”) expenses increased by approximately $77.1 million, or 104.6%, in the first nine months of 2021 compared to the same period of 2020. Acquired operations since the third quarter of 2020 contributed approximately $21.3 million to total SG&A expenses. Accrued bonus expense increased approximately $37.9 million compared to the same period of 2020 and totaled approximately $50.4 for the first nine months of 2021. The remaining increase was primarily due to increases in salaries and wages and sales incentive compensation.

Earnings from operations for the Industrial reportable segment increased in the first nine months of 2021 compared to 2020 by $136.5 million, or 253.6%, due to the factors mentioned above.

Construction Segment

Net sales in the third quarter of 2021 increased 62% compared to the same period of 2020, due to a 43% increase in selling prices attributable to the Lumber Market and unit sales growth of 19%, including 3% from recent acquisitions. Organic unit changes within this segment consisted of increases of 26% in commercial construction, 23% in site-built construction, and 17% in factory-built housing, offset by a 37% decrease in concrete forming. The transfer of approximately $13 million in sales to the retail segment from the construction segment discussed above contributed to the unit decline in the concrete forming business unit.

Gross profits increased by $92.0 million, or 148.2%, for the third quarter of 2021 compared to the same period of 2020. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our factory-built housing business unit increased $20.6 million as a result of increased unit sales and leveraging fixed costs.
●	Gross profits in our site-built construction business unit increased by $63.2 million due to unit sales growth and leveraging fixed costs and as a result of a decrease in lumber costs.
●	The gross profit of our commercial construction business unit increased $7.1 million as a result of increased unit sales, better productivity, and other operational improvements.
●	The gross profit of our concrete forming business unit decreased by $0.3 million.

UFP INDUSTRIES, INC.

●	Acquired businesses contributed $1.3 million.

Selling, general and administrative (“SG&A”) expenses increased by approximately $25.2 million, or 55.6%, in the third quarter of 2021 compared to the same period of 2020. Acquired operations since the third quarter of 2020 contributed approximately $1.1 million to total SG&A expenses for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $14.8 million, and totaled $19.5 million for the quarter. The remaining increase was primarily due to increases in salaries and wages, sales incentive compensation, medical expenses, and travel related expenses.

Earnings from operations for the Construction reportable segment increased in the third quarter of 2021 compared to 2020 by $67.7 million, or 409.9%, due to the factors mentioned above.

Net sales in the first nine months of 2021 increased 70% compared to the same period of 2020, due to a 52% increase in selling prices primarily due to the Lumber Market and unit sales growth of 18%, including 3% from acquisitions.  Organic unit changes within this segment consisted of increases of 27% in factory-built housing, 21% in site-built construction, and 8% in commercial construction. These increases were offset by a unit decline of 37% in concrete forming. The transfer of approximately $29 million in sales to the retail segment from the construction segment discussed above contributed to the unit decline in the concrete forming business unit.

Gross profits increased by $192.5 million, or 104.4% for the first nine months of 2021 compared to the same period of 2020. The increase in our gross profits was comprised of the following factors:

●	Gross profits in our factory-built housing business unit increased by $68.8 million as a result of increased unit sales and leveraging fixed costs.
●	Gross profits in our site-built construction business unit increased by $105.6 million due to unit sales growth and leveraging fixed costs. In addition, we were able to maintain our profit per unit by more effectively passing on commodity lumber and other cost increases in our selling prices in the first six months of the year.
●	The gross profit of our commercial construction business unit increased $8.2 million as a result of increased unit sales, better productivity, and other operational improvements.
●	The gross profit of our concrete forming business unit increased $5.0 million due to the factors discussed above.
●	Acquired businesses contributed $5.0 million.

Selling, general and administrative (“SG&A”) expenses increased by approximately $59.0 million, or 44.0%, in the first nine months of 2021 compared to the same period of 2020. Acquired operations since the third quarter of 2020 contributed approximately $3.8 million to total SG&A expenses. Accrued bonus expense increased approximately $34.8 million compared to the same period of 2020 and totaled approximately $46.2 million for the first nine months of 2021. The remaining increase was primarily due to increases in salaries and wages, sales incentive compensation, medical expenses, and professional design fees.

Earnings from operations for the Construction reportable segment increased in the first nine months of 2021 compared to 2020 by $133.8 million, or 264.7%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant and gains on the sale of certain real estate.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.0% in the third quarter of 2021 compared to 25.4% for same period in 2020 and was 24.0% in the first nine months of 2021 compared to 25.2% for the same period in 2020. The decrease was primarily due to a decrease in permanent tax differences in 2021 compared to the prior year, none of which are individually significant.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Cash from operating activities	$281,763	$185,083
Cash used in investing activities	(528,257)	(100,927)
Cash (used in) from financing activities	(33,593)	95,178
Effect of exchange rate changes on cash	(292)	(1,122)
Net change in all cash and cash equivalents	(280,379)	178,212
Cash, cash equivalents, and restricted cash, beginning of period	436,608	168,666
Cash, cash equivalents, and restricted cash, end of period	$156,229	$346,878

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

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 57 days from 43 days during the third quarter and to 52 days from 49 days during the first nine months of 2021 compared to the respective prior periods.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Days of sales outstanding	35	31	34	32
Days supply of inventory	43	31	38	37
Days payables outstanding	(21)	(19)	(20)	(20)
Days in cash cycle	57	43	52	49

The increase in our days supply of inventory in the first nine months of 2021 compared to the same period of 2020 was primarily due to lower retail demand than our customers anticipated for our inventory planning. The four day increase in our receivables cycle was primarily due to longer payment terms for new customers attributable to recent acquisitions.

In the first nine months of 2021, our cash provided by operating activities was $281.8 million, which was comprised of net earnings of $405.4 million and $69.1 million of non-cash expenses, offset by a $192.7 million increase in working capital since the end of December 2020. Our operating cash flow this year increased by $96.7 million compared to the same period of last year primarily due to an increase in our net earnings and non-cash expenses of $229.8 million, offset by an increase in our investment in net working capital of $133.1 million compared to the prior year period. This increase was due to unusually high lumber prices and increased demand in our industrial and construction segments.  PalletOne and other acquisitions also contributed to the increase in our seasonal investment in net working capital.

Acquisitions and purchases of property, plant, and equipment comprised most of our cash used in investing activities during the first nine months of 2021 and totaled $433.3 million and $110.1 million, respectively. Total proceeds from the sales of property, plant, and equipment were $26.6 million. Outstanding purchase commitments on existing capital projects totaled approximately $44.1 million on September 25, 2021. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, achieve efficiencies through automation, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend approximately $147 million on capital projects for the year. Notable areas of capital spending include projects to increase the capacity and efficiency of our plants that produce our Deckorators mineral-based composite and wood-plastic composite decking and our UFP Edge siding, pattern and trim products, expand our machine-built pallet capacity, and take advantage of automation opportunities.

Cash flows from financing activities primarily consisted of net repayments of debt of approximately $1.4 million, the payment of quarterly dividends totaling $27.8 million ($0.15 per share), and distributions to noncontrolling interests of $2.9 million.  On October 20, 2021, our board of directors approved an increase in our fourth quarter dividend to $0.20 per share, payable on December 15, 2021, to shareholders of record on December 1, 2021.

On September 25, 2021, we had $3.2 million outstanding on our $550 million revolving credit facility, and we had approximately $539.7 million in remaining availability after considering $7.1 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 25, 2021.

At the end of the third quarter of 2021, we have approximately $667.5 million in total liquidity, consisting of our net cash surplus and remaining availability under our revolving credit facility. We anticipate our liquidity will continue to increase in the last three months of 2021 as lumber prices and demand continue to normalize and we convert our seasonal increase in net working capital to cash.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 25, 2021 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended September 25, 2021, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of a control to address the material weakness in control over our share-based bonus awards disclosed in our 2020 Form 10-K, which was remediated in the first quarter of 2021.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
June 27 – July 31, 2021	—	—	—	1,103,957
August 1 – 28, 2021	—	—	—	1,103,957
August 29 – September 25, 2021	—	—	—	1,103,957
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UFP INDUSTRIES, INC.

Date: November 3, 2021	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: November 3, 2021	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer