Form 10-K
period 2021-12-25
UFP INDUSTRIES INC
filed 2022-02-23
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 25, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 25, 2021 was $4,240,620,108 computed at the closing price of $72.73 on that date.

As of January 30, 2022, 61,905,218 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 25, 2021 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-16.

ANNUAL REPORT ON FORM 10-K

DECEMBER 25, 2021

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

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 25, 2021 ("2021 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  Selected portions of the 2021 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our business segments consist of UFP Retail Solutions, UFP Industrial and UFP Construction and align with the markets we serve. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is the Company’s International segment, which comprises our Mexico, Canada, Europe, Asia and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are referred to as “All Other” throughout this report. The Corporate segment includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs, the operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in Corporate.

Narrative Description of Business.

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments, for national home centers and other retailers; roof trusses, structural lumber and panels, and other products for the manufactured housing industry; engineered wood components for residential and commercial construction, customized interior fixtures, millwork, and casework used in a variety of retail, commercial and other structures; and structural wood packaging, other packing materials, and OEM components for various industries. Each of our segments, Retail, Industrial and Construction, are discussed in the paragraphs that follow.

Retail segment. The customers comprising this segment are national home center retailers, retail-oriented regional lumberyards and contractor-oriented lumberyards. Generally, terms of sale are established for annual or bi-annual periods, and orders are placed with our regional facilities in accordance with established terms. Our two largest customers, The Home Depot and Lowes, accounted for approximately 16% and 10%, respectively, of our total net sales in fiscal 2021, 24% and 4%, respectively, in 2020, and 19% and 4%, respectively, in 2019.

We supply customers in this segment from many of our locations. These regional facilities are able to supply mixed truckloads of products which can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The proximity of our regional facilities to the various outlets of these customers is a factor when developing and establishing annual sales programs.

The products offered to customers in this segment include dimensional lumber (both preserved and unpreserved) and various "value-added products," some of which are sold under our trademarks. In addition to our conventional lumber products, we offer a large portfolio of outdoor living products, including wood and wood composite decking and related accessories, decorative lawn and garden products and craft and hobby products. Products sold to this segment include those sold under the following trademarks: ProWood, ProWood FR, Deckorators, UFP-Edge, Outdoor Essentials, Dimensions, and Handprint. These product categories also comprise the business units within our retail segment. We estimate we produce approximately 27% of all treated wood, 8-10% of all composite decking and accessories, 8% of all wood and vinyl fencing and 1% of all lawn and garden products in the United States of America.

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity-based products on a national basis as we do within our retail segment. We face competition on individual products from several different producers, but the majority of these competitors tend to be regional in their efforts and/or do not offer a full line of outdoor lumber products. We believe the breadth of our product offering, scale and geographic dispersion, proximity of our plants to core customers, product innovation initiatives, purchasing and manufacturing expertise, and service capabilities provide competitive advantages in this market. Refer to Note M “Segment Reporting” of the registrant’s Annual Report to Shareholders for the fiscal year ended December 25, 2021 for our disaggregated net sales by business unit for the retail segment.

Industrial segment. We define our industrial segment as manufacturers and agricultural customers who use pallets, specialty crates, wooden boxes, and other containers used for packaging, shipping and material handling purposes, as well as various other products, including protective packaging, used in a variety of different applications. Many of the wood-based products sold to this market may be produced from the wood by-product of other manufactured products, thereby allowing us to increase our raw material yields while expanding our business. Competition is fragmented and includes virtually every supplier of lumber convenient to the customer. We service this segment with our dedicated regional and national sales teams. The business units comprising out industrial segment are organized geographically. We currently supply approximately 8% of all domestic wood packaging, which includes estimated market share of 7% of machine-built wood pallets and 13% of custom wood packaging. Refer to Note M “Segment Reporting” of the registrant’s Annual Report to Shareholders for the fiscal year ended December 25, 2021 for our disaggregated net sales by business unit for the industrial segment.

Construction segment. Our construction segment is made up of customers in four primary markets – factory-built housing, site-built residential construction, commercial construction, and concrete forming, which represent the business units of our construction segment.

The customers comprising the factory-built housing market are producers of mobile, modular and prefabricated homes and recreational vehicles (RV). Products sold to customers in this market consist primarily of roof trusses, lumber cut and shaped to the customer’s specification, plywood, oriented strand board and dimensional lumber, all intended for use in the construction of manufactured housing. Sales are made by personnel located at each regional facility based on customer orders. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. As a result of these advantages, we estimate we produce approximately 45% of all roof trusses used in factory-built housing in the United States of America. We also distribute products such as siding, electrical and plumbing products to factory-built housing and RV customers.

The customers comprising the site-built residential construction market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and light commercial construction. Competition in this market is primarily fragmented, but we do compete with a small number of national and regional retail contractor yards who also manufacture components and provide framing services, as well as regional manufacturers of components. We believe our primary competitive advantages relate to the engineering and design capabilities of our regional staff, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength, as well as providing a comprehensive turn-key package, including installation. As a result of these strengths, we estimate we produce approximately 5% of all engineered wood components used in housing in the United States of America. Generally, terms of sale and pricing are determined based on contracts we entered into with our customers.  We currently supply customers in these markets from manufacturing facilities located in many different states. These facilities manufacture various engineered wood components used to frame residential or light commercial projects, including roof and floor trusses, wall panels, I-joists and lumber packages. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload. We also provide framing services for builders in certain regional markets, in which we erect the wood structure.

Our commercial business unit primarily includes the operations of idX Holdings, Inc. ("idX"). idX is a designer, manufacturer and installer of highly customized interior fixtures, casework and millwork used in a variety of retail and commercial structures representing several end markets.

Finally, we design, manufacture, and supply wood forms and related products which are used by our customers to set or form concrete for various structures, including large parking garages, stadiums and bridges. Refer to Note M “Segment Reporting” of the registrant’s Annual Report to Shareholders for the fiscal year ended December 25, 2021 for our disaggregated net sales by business unit for the construction segment.

Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States, which we obtain from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. During 2021 our annual purchases of lumber totaled approximately $3.0 billion and consisted of the following species and their respective percent of total lumber purchases: southern yellow pine (57%), spruce-pine-fir (22%), and douglas fir (4%), while the remaining 17% of lumber purchases comprise various other species and imports outside of North America.  Additionally, we purchased approximately $1.0 billion in plywood in 2021. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply. Our financial resources and size, in combination with our strong sales network and ability to remanufacture lumber, enable us to purchase a large percentage of a primary producer’s output (as opposed to only those dimensions or grades in immediate need), thereby lowering our average cost of raw materials and allowing us to obtain favorable programs such as consigned inventory. We believe these represent competitive advantages.

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

On December 25, 2021 and December 26, 2020, we estimate that backlog orders associated with our customized interior fixture businesses approximated $84.6 million and $65.2 million, respectively.

On December 25, 2021 and December 26, 2020, we estimate that backlog orders associated with our site-built construction businesses approximated $113.5 million and $106.0 million, respectively. We expect that the orders above will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note L of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Employees. On December 25, 2021, we had approximately 15,000 employees. For over 65 years, the success of our company has rested on the skill, motivation and performance of our employees.  We treat our people honestly and fairly, creating career paths and training opportunities to develop and expand their scope of responsibilities and financial rewards.  This approach to human capital, which is embedded in the Company's culture, has fostered an environment where our employees often commit their respective careers to UFP Industries, Inc.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

We may be impacted by a significant change in the value of the U.S. dollar and our results of operations may be harmed by currency fluctuations and inflation. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates, and inflation, would impact our import purchases and export sales, which totaled $806.8 million and $181.3 million, respectively, in 2021. In addition, many of our industrial customers export their products.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs, including plywood, as a percentage of net sales were 47.7%, 51.0%, and 43.4% in 2021, 2020, and 2019, respectively.

Our growth may be limited by the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

A significant portion of our sales are concentrated with two customers. Our sales to The Home Depot and Lowes comprised 16% and 10%, respectively, of our total net sales in fiscal 2021, 24% and 4%, respectively, in 2020, and 19% and 4%, respectively, in 2019.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales. We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by industry capacity of products we supply. From time to time, we may experience excess capacity among suppliers of certain products in some of the markets we serve. Our selling prices and profitability are impacted during periods of shortages or excess industry capacity relative to market demand. Currently, we may also experience limited capacity among suppliers of certain products as a result of supply chain challenges associated with the COVID-19 pandemic, which may impact our profitability and ability to meet sales objectives.

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

Climate change - seasonality and weather conditions due to climate changes could adversely affect us. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. In addition, the majority of our products sold to the Retail and Construction markets are used or installed in outdoor construction applications; therefore, short-term sales volume, productivity and gross profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. To the extent changes in the world’s climate have a greater impact on adverse weather conditions, we would expect more variability in our business operations and results.

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 7.3%, 9.2%, and 9.5% of net sales in 2021, 2020, and 2019, respectively.

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

Cybersecurity breaches and a failure in our e-commerce operations and could disrupt our business. We rely upon information technology systems and network products and the secure operation of these systems and products.  Despite security measures, these systems and products may be vulnerable to physical damage, hackers, computer viruses, or breaches due to errors or malfeasance by employees, vendors, or customers.  We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material. Additionally, consumers are increasingly shopping online and through mobile commerce applications. As a result, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales and increase our costs, which could negatively impact our results of operations. In addition, there is no guarantee that we will be able to expand our e-commerce business. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage.

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales.  Instability of established free trade agreements may lead to raw material and finished goods price volatility.  An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $181.3 million in 2021.  Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties.  Our purchases that are impacted by foreign tariffs were approximately $806.8 million in 2021, including UFP’s U.S. import of Canadian Softwood Lumber of approximately $513.9 million, which is the largest imported commodity.  In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

We may be adversely affected by the impact of the COVID-19 (Coronavirus) pandemic and similar outbreaks. Disease outbreaks, such as the COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition, such as the current COVID-19 pandemic. COVID-19, as well as measures taken by governmental authorities and businesses to limit the spread of this virus, may result in an adverse change in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations. This has caused, and may continue to cause, us to materially curtail certain segments, and could have a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging as of December 25, 2021 was approximately 92% current. Our bad debt expense as a percentage of sales was 0.01%, 0.02%, and 0.09%, in 2021, 2020, and 2019, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 216 facilities located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.

The following tables summarize our property locations assigned by the primary segment the plant serves. Due to the nature of our business and historical operating strategy, many of our locations service more than one segment.

RETAIL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athens, AL	1	Puerto Rico	1
Bartow, FL	1	Ranson, WV	1
Bonner, MT	2	Ringgold, GA	1
Dodgeville, WI	1	Rockledge, FL	1
Elizabeth City, NC	1	Rockwell, NC	1
Fort Worth, TX	1	Saginaw, TX	1
Gainesville, GA	1	Salina, KS	1
Hamilton, OH	1	Schertz, TX	1
Harrisonville, MO	1	Selma, AL	2
Hendersonville, NC	1	Silsbee, TX	1
Janesville, WI	2	South Greer, SC	1
Kansas City, MO	1	Stockertown, PA	1
Kearneysville, WV	2	Tampa, FL	2
Lansing, MI	1	Thomaston, GA	1
Lockhart, FL	1	Union City, GA	1
Louisville, AL	1	White Bear Lake, MN	2
Matthews, NC	1	White City, OR	1
Moultrie, GA	1	White Pigeon, MI	1
Poulsbo, WA	1	Windsor, CO	3
Prairie du Chien, WI	2	TOTAL	48

INDUSTRIAL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Adairsville, GA	1	Milwaukee, WI	1
Ashburn, GA	1	Mocksville, NC	1
Auburndale, FL	2	Morristown, TN	1
Barnesville, GA	1	Nappanee, IN	1
Bartow, FL	2	New Boston, TX	1
Blanchester, OH	1	New London, WI	2
Blue Island, IL	1	Newnan, GA	2
Burnsville, MN	1	Newton, NC	1
Butner, NC	2	Orangeburg, SC	1
Chaffee, NY	1	Peru, IL	1
Chandler, AZ	2	Port Arthur, TX	1
Chase City, VA	1	Prattville, AL	1
Clarksville, TX	2	Rancho Cucamonga, CA	1
Dallas, TX	1	Riverside, CA	1
Douglas, GA	1	Robertsdale, AL	1
Eatonton, GA	2	Rowesville, SC	1
Forsyth, GA	1	Salisbury, NC	2
Franklinton, NC	1	Selma, AL	1
Gilmer, TX	1	Sharon, TN	2
Grandview, TX	4	Shawnee, OK	1
Hartford, WI	1	Shipshewana, IN	1
Hazlehurst, GA	2	Siler City, NC	1
Huntsville, TX	1	Snohomish, WA	1
Lawrenceburg, TN	1	Thornton, CA	1
Livermore Falls, ME	1	Walker, MI	1
Magna, UT	1	Warrens, WI	1
Marietta, GA	1	Waterloo, WI	1
Martin, TN	1	Wenatchee, WA	1
McMinnville, OR	2	Woodburn, OR	3
Miami, FL	1	Yakima, WA	1
		TOTAL	77

CONSTRUCTION SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athena, OR	1	Lafayette, CO	1
Auburn, NY	1	Liberty, NC	1
Aurora, CO	1	Locust, NC	1
Bangalore	1	London, United Kingdom	1
Belchertown, MA	1	Londonderry, NH	1
Berlin, NJ	2	Minneota, MN	1
Bridgeton, MO	1	Nampa, ID	1
Brooklyn Center, MN	1	Naugatuck, CT	1
Burlington, NC	1	New London, NC	1
Cedar Hill, TX	1	New Windsor, MD	1
Chesapeake, VA	1	Ontario, CA	1
Chicago, IL	1	Ooltewah, TN	1
Clinton, NC	1	Parker, PA	2
Conway, SC	1	Payallup, WA	1
Cordele, GA	1	Pearisburg, VA	1
Dayton, OH	1	Plainville, MA	1
Delano, PA	1	San Antonio, TX	2
Elkhart, IN	3	Sidney, NY	1
Folkston, GA	2	St. Louis, MO	1
Fredericksburg, VA	1	Stafford, TX	1
Gordon, PA	1	Stanfield, NC	2
Granger, IN	1	Temple, TX	1
Granger, IN	1	Vaughan, ON	1
Haleyville, AL	3	Washington, NC	1
Hillsboro, TX	1	West Berlin, NJ	1
Hudson, NY	1	Wilton, NH	1
Jefferson, GA	1	Wujiang City, Jiangsu Province, China	1
Kyle, TX	1	Narrows, VA	1
		TOTAL	65

ALL OTHER SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Apaseo el Grande, Gto., Mexico	1	Attibele, India	1
Chateauguay, Quebec, Canada	1	Jigani, India	1
Cambiago MI, Italy	1	Pune, India	1
Durango, Mexico	1	Chennai, India	1
Erskine Park, Australia	1	Noida, India	1
Lacolle, Quebec, Canada	1	Indore, India	1
Nuevo Leon, Mexico	1	Hyderbad, India	1
Victoria, Australia	4	Vadodara, India	1
Yeerongpilly, Australia	1	Karnataka, India	1
Koraluru, India	1	Utica, NY	1
Coimbatore, India	1	TOTAL	24

CORPORATE SEGMENT
Property Location	Number of Properties
Grand Rapids, MI	1
Norton Shores, MI	1
TOTAL	2

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 105 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note L of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 1, 2022. Executive officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name	Age	Position
Matthew J. Missad	61	Chief Executive Officer
Patrick M. Webster	62	President and Chief Operating Officer
Michael R. Cole	55	Chief Financial Officer and Treasurer
Allen T. Peters	54	President and Chief Operating Officer of UFP Retail Solutions, LLC
Patrick M. Benton	52	President of UFP Construction, LLC
Scott A. Worthington	51	President of UFP Industrial, LLC
Scott T. Bravata	57	Vice President of Accounting and Administration
David A. Tutas	52	General Counsel, Chief Compliance Officer and Secretary

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

PART II

The following information items in this Part II, which are contained in the 2021 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2021 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2021 Annual Report under the caption “Stock Performance Graph.”

There were no sales of unregistered securities during the last three years.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter.

Fiscal Month	(a)	(b)	(c)	(d)
September 26 – October 30, 2021	—	—	—	—
October 31 – November 27, 2021	—	—	—	—
November 28 – December 25, 2021	—	—	—	—
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

Effective February 15, 2022, our Board authorized an additional 1.5 million shares to be repurchased under our existing share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 2.6 million through the period ending February 3, 2023.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the 2021 Annual Report under the caption "Selected Financial Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2021 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 25, 2021, the estimated fair value of our long-term debt, including the current portion, was $329.7 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments, excluding debt issuance costs, are as follows:

($US equivalents, in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$35,028	$1,044	$40,214	$—	$302	$225,000	$301,588
Average interest rate	3.89%	9.65%	4.05%	—	9.65%	3.55%
Variable Rate ($US)	$7,655	$7,819	$—	$—	$—	$3,300	$18,774
Average interest rate(1)	9.44%	1.06%	—	—	—	0.14%
(1) Average of rates at December 25, 2021

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2021 Annual Report under the following captions:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, referred to herein as “Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent evaluation, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2021. Based on this assessment, our internal control over financial reporting was effective as of December 25, 2021.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 25, 2021. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 22 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 25, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 25, 2021 for the 2022 Annual Meeting of Shareholders, as filed with the Commission ("2022 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance."  Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant."  Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2022 Proxy Statement under the caption "Executive Compensation."  The "Personnel and Compensation Committee Report" included in the 2022 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2022 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 25, 2021, is as follows:

Number of shares
remaining
available for
	Number of		future issuance
	shares to be		under equity
	issued upon	Weighted average	compensation
	exercise of	exercise price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options	options	column (a)] (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,474,858
Equity compensation plans not approved by security holders	none
(1)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 25, 2021, is as follows: 456,019 shares for our Employee Stock Purchase Plan, 197,041 shares for our Directors’ Retainer Stock Plan, and 14,055 shares for our Employee Stock Gift Program. In addition, of the remaining 807,743 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2022 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2022 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2021 Annual Report:

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

(k)

Note Purchase Agreement for Series E, F, and G dated August 11, 2020 was filed as Exhibit 10(k) to a form 10-K, Annual Report for the year ended December 26, 2020 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 25, 2021.

14	Code of Ethics for Senior Financial Officers.

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

Dated: February 23, 2022	UFP INDUSTRIES, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of February, 2022, by the following persons on behalf of us and in the capacities indicated.

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