Form 10-Q
period 2022-03-26
UFP INDUSTRIES INC
filed 2022-05-04
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 26, 2022
Common stock, $1 par value	62,734,161

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	March 26,	December 25,	March 27,
	2022	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,783	$286,662	$44,399
Restricted cash	729	4,561	629
Investments	35,465	36,495	31,439
Accounts receivable, net	1,095,362	737,805	808,105
Inventories:
Raw materials	576,023	416,043	438,762
Finished goods	654,328	547,277	384,652
Total inventories	1,230,351	963,320	823,414
Refundable income taxes	—	4,806	—
Other current assets	36,727	39,827	29,072
TOTAL CURRENT ASSETS	2,472,417	2,073,476	1,737,058
DEFERRED INCOME TAXES	3,590	3,462	2,290
RESTRICTED INVESTMENTS	19,390	19,310	17,209
RIGHT OF USE ASSETS	99,914	96,703	98,404
OTHER ASSETS	32,544	31,876	27,358
GOODWILL	317,631	315,038	314,189
INDEFINITE-LIVED INTANGIBLE ASSETS	7,396	7,369	7,401
OTHER INTANGIBLE ASSETS, NET	120,205	109,017	93,812
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,244,070	1,212,113	1,060,893
Less accumulated depreciation and amortization	(643,191)	(623,093)	(572,526)
PROPERTY, PLANT AND EQUIPMENT, NET	600,879	589,020	488,367
TOTAL ASSETS	3,673,966	3,245,271	2,786,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$61,711	$17,030	$47,140
Accounts payable	425,956	319,125	299,398
Accrued liabilities:
Compensation and benefits	189,509	289,196	137,208
Income taxes	54,682	—	25,565
Other	102,434	84,853	78,560
Current portion of lease liability	26,015	23,155	23,051
Current portion of long-term debt	42,895	42,683	109
TOTAL CURRENT LIABILITIES	903,202	776,042	611,031
LONG-TERM DEBT	379,015	277,567	426,310
LEASE LIABILITY	76,969	76,632	76,408
DEFERRED INCOME TAXES	61,278	60,964	34,940
OTHER LIABILITIES	35,330	37,497	50,856
TOTAL LIABILITIES	1,455,794	1,228,702	1,199,545
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 62,734,161, 61,901,851 and 61,838,256	62,734	61,902	61,838
Additional paid-in capital	266,544	243,995	231,111
Retained earnings	1,851,784	1,678,121	1,276,722
Accumulated other comprehensive loss	(3,170)	(5,405)	(3,464)
Total controlling interest shareholders’ equity	2,177,892	1,978,613	1,566,207
Noncontrolling interest	40,280	37,956	20,336
TOTAL SHAREHOLDERS’ EQUITY	2,218,172	2,016,569	1,586,543
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,673,966	$3,245,271	$2,786,088

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 26,	March 27,
	2022	2021
NET SALES	$2,489,313	$1,825,004
COST OF GOODS SOLD	2,010,950	1,538,450
GROSS PROFIT	478,363	286,554
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	220,150	150,098
OTHER GAINS, NET	(812)	(1,031)
EARNINGS FROM OPERATIONS	259,025	137,487
INTEREST EXPENSE	3,302	3,151
INTEREST AND INVESTMENT LOSS (INCOME)	1,093	(2,296)
EQUITY IN EARNINGS OF INVESTEE	515	630
	4,910	1,485
EARNINGS BEFORE INCOME TAXES	254,115	136,002
INCOME TAXES	60,984	31,751
NET EARNINGS	193,131	104,251
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,428)	(940)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$189,703	$103,311

EARNINGS PER SHARE – BASIC	$3.01	$1.67
EARNINGS PER SHARE – DILUTED	$3.00	$1.67

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	193,131	104,251
OTHER COMPREHENSIVE GAIN (LOSS)	3,184	(2,196)
COMPREHENSIVE INCOME	196,315	102,055
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,377)	(414)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$191,938	$101,641

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 25, 2021	$61,902	$243,995	$1,678,121	$(5,405)	$37,956	$2,016,569
Net earnings			189,703		3,428	193,131
Foreign currency translation adjustment				2,930	949	3,879
Unrealized loss on debt securities				(695)		(695)
Distributions to noncontrolling interest					(2,053)	(2,053)
Additional purchase of noncontrolling interest						—
Cash dividends - $0.20 per share - quarterly			(12,541)			(12,541)
Issuance of 9,734 shares under employee stock purchase plan	10	653				663
Issuance of 787,045 shares under stock grant programs	787	8,959				9,746
Issuance of 79,973 shares under deferred compensation plans	80	(80)				—
Repurchase of 44,442 shares	(45)		(3,499)			(3,544)
Expense associated with share-based compensation arrangements		6,883				6,883
Accrued expense under deferred compensation plans		6,134				6,134
Balance on March 26, 2022	$62,734	$266,544	$1,851,784	$(3,170)	$40,280	$2,218,172

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 26, 2020	$61,206	$218,224	$1,182,680	$(1,794)	$22,836	$1,483,152
Net earnings			103,311		940	104,251
Foreign currency translation adjustment				(374)	(526)	(900)
Unrealized loss on debt securities				(1,296)		(1,296)
Distributions to noncontrolling interest					(2,914)	(2,914)
Cash dividends - $0.15 per share - quarterly			(9,274)			(9,274)
Issuance of 5,816 shares under employee stock purchase plan	6	357				363
Net issuance of 536,970 shares under stock grant programs	537	3,888	5			4,430
Issuance of 89,690 shares under deferred compensation plans	89	(89)				—
Expense associated with share-based compensation arrangements		2,936				2,936
Accrued expense under deferred compensation plans		5,795				5,795
Balance on March 27, 2021	$61,838	$231,111	$1,276,722	$(3,464)	$20,336	$1,586,543

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 26,	March 27,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$193,131	$104,251
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	21,842	18,733
Amortization of intangibles	4,672	3,998
Expense associated with share-based and grant compensation arrangements	6,931	2,981
Deferred income taxes	101	142
Unrealized loss (gain) on investments and other	1,601	(1,754)
Equity in earnings of investee	515	630
Net gain on sale and disposition of assets	(306)	(532)
Changes in:
Accounts receivable	(352,928)	(253,323)
Inventories	(258,019)	(207,768)
Accounts payable and cash overdraft	143,895	121,892
Accrued liabilities and other	(6,466)	14,090
NET CASH USED IN OPERATING ACTIVITIES	(245,031)	(196,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,072)	(34,656)
Proceeds from sale of property, plant and equipment	1,207	5,062
Acquisitions and purchases of non-controlling interest, net of cash received	(24,571)	(261,133)
Purchases of investments	(6,030)	(8,738)
Proceeds from sale of investments	4,725	3,381
Other	(2,995)	(414)
NET CASH USED IN INVESTING ACTIVITIES	(59,736)	(296,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	242,950	236,280
Repayments under revolving credit facilities	(141,438)	(121,570)
Repayments of debt	(199)	—
Contingent consideration payments and other	(551)	(627)
Proceeds from issuance of common stock	663	363
Dividends paid to shareholders	(12,541)	(9,274)
Distributions to noncontrolling interest	(2,053)	(2,914)
Repurchase of common stock	(501)	—
Other	—	(331)
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,330	101,927
Effect of exchange rate changes on cash	1,726	(349)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(216,711)	(391,580)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	291,223	436,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$74,512	$45,028

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$286,662	$436,507
Restricted cash, beginning of period	4,561	101
Cash, cash equivalents, and restricted cash, beginning of period	$291,223	$436,608

Cash and cash equivalents, end of period	$73,783	$44,399
Restricted cash, end of period	729	629
Cash, cash equivalents, and restricted cash, end of period	$74,512	$45,028

SUPPLEMENTAL INFORMATION:
Interest paid	$2,896	$2,964
Income taxes paid	1,700	249
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	2,512	—
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	6,705	5,359

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

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 25, 2021.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 27, 2021 balances in the accompanying unaudited condensed consolidated balance sheets.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	March 26, 2022				March 27, 2021
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$18	$9,641	$—	$9,659	$19	$1,127	$—	$1,146
Fixed income funds	2,279	16,128	—	18,407	244	16,264	—	16,508
Treasury securities	342	—	—	342	—	—	—	—
Equity securities	19,289	—	—	19,289	18,496	—	—	18,496
Alternative investments	—	—	3,964	3,964	—	—	2,126	2,126
Mutual funds:
Domestic stock funds	10,576	—	—	10,576	9,388	—	—	9,388
International stock funds	1,621	—	—	1,621	1,395	—	—	1,395
Target funds	22	—	—	22	21	—	—	21
Bond funds	141	—	—	141	145	—	—	145
Alternative funds	501	—	—	501	496	—	—	496
Total mutual funds	12,861	—	—	12,861	11,445	—	—	11,445
Total	$34,789	$25,769	$3,964	$64,522	$30,204	$17,391	$2,126	$49,721
Assets at fair value	$34,789	$25,769	$3,964	$64,522	$30,204	$17,391	$2,126	$49,721

UFP INDUSTRIES, INC.

From the assets measured at fair value as of March 26, 2022, listed in the table above, $35.4 million of mutual funds, equity securities, and alternative investments are held in Investments, $9.0 million of money market funds are held in Cash and Cash Equivalents, $0.7 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $18.7 million of fixed income funds and $0.7 million of money markets funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $54.2 million as of March 26, 2022, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 26, 2022			March 27, 2021
		Unrealized			Unrealized
	Cost	Gain	Fair Value	Cost	Gain	Fair Value
Fixed Income	$19,049	$(642)	$18,407	$15,867	$642	$16,509
Treasury Securities	342	—	342	—	—	—
Equity	15,347	3,942	19,289	14,664	3,832	18,496
Mutual Funds	9,392	2,820	12,212	8,769	2,049	10,818
Alternative Investments	3,028	936	3,964	1,929	197	2,126
Total	$47,158	$7,056	$54,214	$41,229	$6,720	$47,949

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net unrealized gain of the portfolio was $7.1 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of March 26, 2022 and March 27, 2021.

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

Certain customer products that we provide require installation by the Company or a third party. Installation revenue is recognized upon completion. If we use a third party for installation, the party will act as an agent to us until completion of the installation. Installation revenue represents an immaterial share of our total net sales.

UFP INDUSTRIES, INC.

We utilize rebates, credits, discounts and/or cash-based incentives with certain customers which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration. The allocation of these costs are applied at the invoice level and recognized in conjunction with revenue. Additionally, returns and refunds are estimated on a historical and expected basis which is a reduction of revenue recognized.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended
	March 26,	March 27,
	2022	2021	% Change
Point in Time Revenue	$2,450,281	$1,797,399	36.3%
Over Time Revenue	39,032	27,605	41.4%
Total Net Sales	2,489,313	1,825,004	36.4%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 26,	December 25,	March 27,
	2022	2021	2021
Cost and Earnings in Excess of Billings	$6,759	$5,602	$3,408
Billings in Excess of Cost and Earnings	12,634	10,744	9,396

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2022	2021
Numerator:
Net earnings attributable to controlling interest	$189,703	$103,311
Adjustment for earnings allocated to non-vested restricted common stock	(6,806)	(3,175)
Net earnings for calculating EPS	$182,897	$100,136
Denominator:
Weighted average shares outstanding	63,009	61,889
Adjustment for non-vested restricted common stock	(2,261)	(1,902)
Shares for calculating basic EPS	60,748	59,987
Effect of dilutive restricted common stock	225	28
Shares for calculating diluted EPS	60,973	60,015
Net earnings per share:
Basic	$3.01	$1.67
Diluted	$3.00	$1.67

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on March 26, 2022, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 26, 2022, we had outstanding purchase commitments on commenced capital projects of approximately $68.7 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of March 26, 2022, we had approximately $30.0 million in outstanding payment and performance bonds for open projects. We had approximately $11.1 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 26, 2022, we had outstanding letters of credit totaling $51.7 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of March 26, 2022, we have irrevocable letters of credit outstanding totaling approximately $44.6 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2022 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2022 and since the end of March 2021, which were accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	December 27, 2021	$24,571 cash paid for 100% stock purchase, net of acquired cash	$15,959	$8,612	Retail
Ultra Aluminum Manufacturing, Inc. (Ultra)

Located in Howell, Michigan and founded in 1996, Ultra is a leading manufacturer of aluminum fencing, gates and railing. The company designs and produces an extensive selection of ornamental aluminum fence and railing products for contractors, landscapers, fence dealers and wholesalers. The Company had sales of approximately $45 million in 2021.

	December 20, 2021	$20,817 cash paid for 100% stock purchase	$11,480	$9,337	Industrial
Advantage Labels & Packaging, Inc. (Advantage)

Based in Grand Rapids, Michigan, Advantage provides blank and customized labels, printers, label applicators and other packaging supplies. Key industries served by the company include beer and beverage; body armor; food production and processing; greenhouse and nursery; hobby and craft; manufacturing; and automotive. The company had trailing 12-month sales through November 2021 of approximately $19.8 million.

	November 22, 2021	$11,155 cash paid for 70% stock purchase	$9,106	$2,049	Other
Ficus Pax Private Limited (Ficus)

Headquartered in Bangalore, India, Ficus manufactures mixed-material cases and crates, nail-less plywood boxes, wooden pallets and other packaging products through 10 facilities located in major industrial markets throughout southern India. Ficus also owns a majority stake in Wadpack, a manufacturer of corrugated fiber board containers, corrugated pallets and display solutions. The company had trailing 12-month sales through August 2021 of approximately $39 million USD.

	November 1, 2021	$5,984 cash paid for 100% asset purchase and estimated contingent consideration	$5,681	$303	Other
Boxpack Packaging (Boxpack)

Based near Melbourne, Australia, Boxpack specializes in flexographic and lithographic cardboard packaging, using the latest CAD design and finishing techniques. Boxpack serves multiple industries, including food and beverage, confectionary, pharmaceutical, industrial and agricultural. The company had trailing 12-month sales through June 30, 2021, of $8.2 million AUD.

	September 27, 2021	$6,443 cash paid for 100% asset purchase and estimated contingent consideration	$4,039	$2,404	Construction
Shelter Products, Inc. (Shelter)

Based in Haleyville, Alabama, Shelter operates its distribution and logistics business from an 87,800 sq.-ft. warehouse that specializes in manufactured housing industry customers. Shelter’s facility is adjacent to a UFP manufacturing facility that supplies trusses to manufactured housing builders, and the proximity will enable additional operational synergies. The Company had sales of approximately $11.4 million in 2020.

UFP INDUSTRIES, INC.

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	April 29, 2021	$10,129 cash paid for 100% asset purchase	$7,099	$3,030	Construction
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

The intangible assets for the above acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, acquisitions completed since the end of March 2021 and not consolidated with other operations contributed approximately $124.6 million in net sales and $10.3 million in operating profits during the first three months of 2022.

G.       SEGMENT REPORTING

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of UFP Retail Solutions, UFP Industrial and UFP Construction and align with the end markets we serve. This segment structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. In the case of locations which serve multiple segments, results are allocated and accounted for by segment.

The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Europe, India, and Australia operations and sales and buying offices in other parts of the world and our Ardellis segment, which represents our wholly owned fully licensed captive insurance company based in Bermuda. Our International and Ardellis segments do not meet the quantitative thresholds in order to be separately reported and accordingly, the International and Ardellis segments have been aggregated in the “All Other” segment for reporting purposes.

UFP INDUSTRIES, INC.

“Corporate” includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of net sales to external customers initiated by UFP Purchasing and UFP Transportation and over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in the Corporate column. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., UFP Purchasing, Inc., and UFP RMS, LLC. The tables below are presented in thousands:

	Three Months Ended March 26, 2022
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$993,232	$611,369	$786,471	$95,567	$2,674	$2,489,313
Intersegment net sales	65,948	22,173	25,352	109,772	(223,245)	—
Segment operating profit	71,397	82,391	78,818	14,815	11,604	259,025

	Three Months Ended March 27, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$759,021	$448,874	$559,530	$55,577	$2,002	$1,825,004
Intersegment net sales	47,586	17,906	14,461	97,396	(177,349)	—
Segment operating profit	53,545	40,410	33,018	7,978	2,536	137,487

The following table presents goodwill by segment as of March 26, 2022, and December 25, 2021 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 25, 2021	$73,376	$128,541	$89,000	$24,121	$—	$315,038
2022 Acquisitions	8,012	—	—	—	—	8,012
2022 Purchase Accounting Adjustments	293	(5,715)	(674)	99	—	(5,997)
Foreign Exchange, Net	—	—	156	422	—	578
Balance as of March 26, 2022	$81,681	$122,826	$88,482	$24,642	$—	$317,631

The following table presents total assets by segment as of March 26, 2022, and December 25, 2021 (in thousands).

	Total Assets by Segment
	March 26,	December 26,
Segment Classification	2022	2021	% Change
Retail	$1,205,382	$844,189	42.8%
Industrial	857,706	741,672	15.6
Construction	858,901	736,157	16.7
All Other	356,568	343,363	3.8
Corporate	395,409	579,890	(31.8)
Total Assets	$3,673,966	$3,245,271	13.2%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 24.0% in the first quarter of 2022 compared to 23.3% for same period in 2021. The increase was primarily due to one-time tax credit refunds recorded as a discrete item in the first quarter of 2021 that are not available in 2022.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2022 and 2021 (in thousands, except average share price):

	March 26, 2022
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$80.04

Shares issued under the employee stock gift program	1	84.85
Shares issued under the director retainer stock program	1	80.78
Shares issued under the bonus plan	725	79.61
Shares issued under the executive stock match plan	62	82.87
Forfeitures	(2)
Total shares issued under stock grant programs	787	$79.87

Shares issued under the deferred compensation plans	80	$83.84

	March 27, 2021
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	6	$73.28

Shares issued under the employee stock gift program	1	79.91
Shares issued under the director retainer stock program	2	56.80
Shares issued under the bonus plan	468	53.68
Shares issued under the executive stock grants plan	77	60.24
Forfeitures	(11)
Total shares issued under stock grant programs	537	$54.63

Shares issued under the deferred compensation plans	89	$59.75

During the first three months of 2022, we repurchased approximately 44,442 shares of our common stock at an average share price of $79.74. In April 2022, we repurchased approximately 756,000 shares for $58.5 million, at an average share price of $77.40.

During the first three months of 2021, we did not repurchase any of our shares of common stock.

UFP INDUSTRIES, INC.

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. There were no lower of cost or net realizable value adjustments to inventory as of March 26, 2022 and March 27, 2021.

K.       SUBSEQUENT EVENTS

In April 2022, we added $500 million of borrowing capacity by entering into a shelf facility with multiple lenders to support future growth. No amounts have been drawn on this facility.

Additionally in April 2022, we repurchased approximately 756,000 shares for $58.5 million, at an average share price of $77.40.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the first quarter of 2022.

OVERVIEW

Our results for the first quarter of 2022 include the following highlights:

●	Our net sales were up 36% compared to the first quarter of 2021, which was comprised of a 26% increase in selling prices primarily due to the commodity lumber market (see Historical Lumber Prices below), a 7% increase in unit sales due to acquisitions completed since March of last year, and a 3% increase in organic unit sales. Organic unit growth of 14% in our construction segment was offset by an organic unit decline of 2% in our retail segment and 4% in our industrial segment.
●	Our operating profits increased $121.5 million, or 88%, compared to the first quarter of 2021. This increase resulted from a variety of factors including improved leveraging of our fixed costs, the impact of rising lumber prices on the selling prices of commodity-based products sold on a variable price formula, and growth of our new and value-added products which have higher gross margins. In addition, our ability to effectively include lumber and other cost increases in the selling prices of our products as well as value-based selling practices has enabled us to maintain our profit per unit. Acquisitions contributed approximately $10.3 million to our increase in operating profits. Excluding the impact of acquisitions, gross profits increased by $176 million and we estimate that value-added and commodity-based products contributed $133 million and $43 million, respectively, to this increase.
●	Our cash flows used by operations for the first three months of 2022 increased to $245 million compared to $197 million during the first three months of 2021, primarily due to an increased investment in net working capital of $148 million, offset by an increase in net earnings and non-cash expenses of $100 million. The increase in our net working capital requirements during the first quarter of 2022 was due to higher lumber prices, growth in our business, and an increase in our days supply of inventory to ensure we meet the delivery expectations of our customers.

UFP INDUSTRIES, INC.

●	Our net debt (debt and cash overdraft less cash) at the end of March 2022 was $410 million compared to $429 million at the end of March 2021. Our unused borrowing capacity under revolving credit facilities and cash surplus resulted in total liquidity of approximately $445.3 million at the end of the first quarter of 2022.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2022	2021
January	$1,112	$890
February	1,225	954
March	1,321	1,035

First quarter average	$1,219	$960
First quarter percentage change	27.0%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2022	2021
January	$1,010	$858
February	1,115	903
March	1,198	938

First quarter average	$1,108	$900
First quarter percentage change	23.1%

The sequential increase in overall lumber prices for the first quarter of the year was primarily due to strong market demand as well as certain constraints in the supply chain of lumber. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 61.4% and 63.1% of our sales in the first three months of 2022 and 2021, respectively. The decrease from the prior year ratio reflects an improvement in our sales mix of value-added products as well as our value-based selling practices.

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

Below is a general description of the primary ways in which our products are priced.

UFP INDUSTRIES, INC.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is usually greatest in our third and fourth quarters.
●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our second quarter, primarily due to pressure-treated lumber sold in our retail segment.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprised approximately 16% of our total annual sales in 2021. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. Our new Sunbelt and Spartanburg Forest Products plants began participating in these consignment programs in 2022, and we estimate that 24.2% of their inventory was consigned with vendors. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS

We completed one business acquisition during the first three months of fiscal 2022 and nine during all of fiscal 2021. The annual historical sales attributable to acquisitions completed in the first three months of fiscal 2022 is approximately $85 million, while acquisitions completed during the last nine months of 2021 have annual sales of approximately $626 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2022 and 2021 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 26,	March 27,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	80.8	84.3
Gross profit	19.2	15.7
Selling, general, and administrative expenses	8.8	8.2
Other (gains) losses, net	—	(0.1)
Earnings from operations	10.4	7.6
Other expense, net	0.2	0.1
Earnings before income taxes	10.2	7.5
Income taxes	2.4	1.7
Net earnings	7.8	5.7
Less net earnings attributable to noncontrolling interest	(0.1)	(0.1)
Net earnings attributable to controlling interest	7.6%	5.7%

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

	Percentage Change
	Three Months Ended
	March 26,	March 27,
	2022	2021
Units sold	10.0%	33.0%
Gross profit	66.9	71.3
Selling, general, and administrative expenses	46.7	37.3
Earnings from operations	88.4	134.5

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

	Three Months Ended
	March 26,	March 27,
	2022	2021
Gross profit	$478,363	$286,554
Selling, general, and administrative expenses	$220,150	$150,098
SG&A as percentage of gross profit	46.0%	52.4%

Operating Results by Segment:

Our business segments consist of UFP Retail Solutions, UFP Industrial and UFP Construction, and align with the end markets we serve. Among other things, this structure allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Industrial, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Europe, Asia, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases, and operates transportation equipment, are also included in the Corporate column. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended March 26, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$993,232	$611,369	$786,471	$95,567	$2,674	$2,489,313
Cost of goods sold	858,895	461,815	625,059	64,024	1,157	2,010,950
Gross profit	134,337	149,554	161,412	31,543	1,517	478,363
Selling, general, administrative expenses	62,668	67,231	82,337	16,625	(8,711)	220,150
Other	272	(68)	257	103	(1,376)	(812)
Earnings from operations	$71,397	$82,391	$78,818	$14,815	$11,604	$259,025

UFP INDUSTRIES, INC.

	Three Months Ended March 27, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$759,021	$448,874	$559,530	$55,577	$2,002	$1,825,004
Cost of goods sold	658,548	368,549	470,846	38,026	2,481	1,538,450
Gross profit	100,473	80,325	88,684	17,551	(479)	286,554
Selling, general, administrative expenses	47,100	40,113	55,545	10,421	(3,081)	150,098
Other	(172)	(198)	121	(848)	66	(1,031)
Earnings from operations	$53,545	$40,410	$33,018	$7,978	$2,536	$137,487

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended March 26, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.5	75.5	79.5	67.0	—	80.8
Gross profit	13.5	24.5	20.5	33.0	—	19.2
Selling, general, administrative expenses	6.3	11.0	10.5	17.4	—	8.8
Other	—	—	—	0.1	—	—
Earnings from operations	7.2%	13.5%	10.0%	15.5%	—	10.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended March 27, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.8	82.1	84.2	68.4	—	84.3
Gross profit	13.2	17.9	15.8	31.6	—	15.7
Selling, general, administrative expenses	6.2	8.9	9.9	18.8	—	8.2
Other	—	—	—	(1.5)	—	—
Earnings from operations	7.1%	9.0%	5.9%	14.4%	—	7.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments, for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and specialty wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
First quarter 2022 versus First quarter 2021	36.4%	26.4%	10.0%	6.8%	3.2%
●	Diversifying our end market sales mix by increasing sales of structural wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, structural wood packaging, engineered wood components, customized interior fixtures, manufactured and assembled concrete forms, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metal, and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended March 26, 2022		Three Months Ended March 27, 2021
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	40.8%	59.2%	44.5%	55.5%
Industrial	67.8%	32.2%	66.9%	33.1%
Construction	72.4%	27.6%	68.9%	31.1%
All Other and Corporate	72.4%	27.6%	71.3%	28.7%
Total Sales	58.4%	41.6%	58.2%	41.8%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

The increase in our ratio of commodity-based product sales to total sales in the retail segment reflected in the table above is primarily due to the impact of higher lumber prices in the first quarter of 2022 as the selling prices of these products are generally indexed to the current Lumber Market at the time they are shipped and lumber costs comprise a much higher percentage of the selling price than they do for value-added products. The acquisition of Spartanburg also contributed to the increase in commodity-based sales of treated lumber in our retail segment. Our overall unit sales of value-added products increased approximately 6% in the first quarter of 2022 compared to 2021, including a 3% contribution from acquisitions and 3% organic growth. Our unit sales of commodity-based products increased approximately 15%, including a 12% contribution from acquisitions and 3% organic growth.

●	Developing new products. We define new products as those that will generate sales of at least a $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales in the first quarter of 2022 increased 58%. Approximately $80 million of new product sales for the first three months of 2021, while still sold, were sunset in 2022 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $525 million in 2022.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	March 26,	March 27,	%
	2022	2021	Change
Retail	$65,765	51,902	26.7%
Industrial	48,705	27,200	79.1%
Construction	35,662	15,794	125.8%
All Other and Corporate	770	313	146.0%
Total New Product Sales	150,902	95,209	58.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the first quarter of 2022 increased by 31% compared to the same period of 2021, due to a 19% increase in selling prices, acquisition unit growth of 12%, a 3% decrease due to the transfer of certain sales to the Construction segment, and an organic unit increase of 1%. We experienced organic unit growth in our UFP Edge (7%) and Retail Building Products (4%) business units.  These increases were offset by organic unit decreases in our  Sunbelt (3%), ProWood (2%), Deckorators (7%), Handprint (21%), and Outdoor Essentials (2%) business units. Our Deckorators business unit includes a variety of other products besides composite decking.  Sales of accessories, such as plastic lattice, post caps, and balusters, reported a decline of 13%, while our composite decking unit sales increased by 5%.  Capacity expansion contributed to our unit increases in Deckorators decking and UFP Edge, and we believe the investments we’ve made in these business units will add planned sales of nearly $100 million to the Retail segment in 2022.  Finally, sales to big box customers were up 30%, while sales to independent retailers increased 31%.

Gross profits increased by $33.9 million, or 33.7% to $134.3 million for the first quarter of 2022 compared to the same period last year. Our increase in gross profit was attributable to the following:

●	Acquired operations contributed $12 million to the increase in gross profits.
●	The gross profits of our Sunbelt and ProWood business units increased by a total of $12.1 million, primarily due to the favorable trend of rising lumber prices as the selling prices of these products are primarily determined on a variable price formula.

UFP INDUSTRIES, INC.

●	Our UFP Edge and Retail Building Products business units contributed $8 million to the increase in gross profits.
●	Deckorators contributed $3 million to the increase in gross profits.

Selling, general and administrative (“SG&A”) expenses increased by approximately $15.6 million, or 33.1%, in the first quarter of 2022 compared to the same period of 2021. The SG&A of recently acquired businesses contributed $2.6 million to the change in SG&A. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximtely $6.7 million and totaled approximately $20.7 million for the quarter. The remaining change was primarily due to increases in salaries and wages of $2.9 million, travel related expenses of $0.8 million, and sales incentive compensation of $0.6 million.

Earnings from operations for the Retail reportable segment increased in the first quarter of 2022 compared to 2021 by $17.8 million, or 33%, as a result of the factors mentioned above.

Industrial Segment

Net sales in the first quarter of 2022 increased 36% compared to the same period of 2021, due to a  39% increase in selling prices, acquisition unit growth of 1%, and a 4% decrease in organic unit sales.  The increase in our selling prices is a result of increases in lumber and other operating costs we’ve been able to pass on to customers, executing value-based selling initiatives, and maintaining pricing discipline as we operate in an environment of elevated demand and capacity constraints. The components of our change in organic unit sales includes market share gains associated with $36 million in sales to new customers, $18 million of sales to new locations of existing customers, and $22 million of new product sales. These gains were offset by the loss of unit sales on less profitable accounts.

Gross profits increased by $69.2 million, or 86.2%, for the first quarter of 2022 compared to the same period last year. Acquisitions contributed $1.7 million to the increase in gross profit. The remaining increase is a result of the pricing increases discussed above as well as favorable changes in our value-added sales mix. Excluding acquisitions, we estimate that value-added and commodity-based products contributed $49.9 million and $17.8 million, respectively, to the increase in gross profit.

Selling, general and administrative (“SG&A”) expenses increased by approximately $27.1 million, or 67.6%, in the first quarter of 2022 compared to the same period of 2021. Acquired operations since the second quarter of 2021 contributed approximately $1.3 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $13.0 million, and totaled $23.7 million for the quarter. The remaining increase was primarily due to increases in sales incentive compensation of $4.7 million, salaries and wages of $2.7 million, bed debt expense of $1.7 million, and travel related expenses of $0.7 million.

Earnings from operations for the Industrial reportable segment increased in the first quarter of 2022 compared to 2021 by $42.0 million, or 103.9%, due to the factors discussed above.

Construction Segment

Net sales in the first quarter of 2022 increased 41% compared to the same period of 2021, due to a 26% increase in selling prices, 3% due to the transfer of certain sales from the Retail segment, organic unit sales growth of 11%, and 1% growth from recent acquisitions. Organic unit changes within this segment consisted of increases of 30% in commercial construction, 16% in factory-built housing, 1% in site-built construction, and 13% in concrete forming. As of March 26, 2022 and December 25, 2021, we estimate that backlog orders associated with commercial construction approximated $93.0 million and $84.6 million, respectively. As of March 26, 2022 and December 25, 2021, we estimate that backlog orders associated with site-built construction approximated $141 million and $113.5 million, respectively. We expect that the orders above will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

UFP INDUSTRIES, INC.

Gross profits increased by $73.0 million, or 82.0%, for the first quarter of 2022 compared to the same period of 2021. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit increased by $36.2 million as a result of being more selective in the business that we take during this period of elevated demand and capacity constraints. As a result, our profit per unit has improved.
●	Gross profits in our factory-built housing business unit increased $25.2 million as a result of increased unit sales and leveraging fixed costs.
●	The gross profit of our concrete forming business unit increased by $8.5 million, including $3.8 million as a result of the transfer of sales from the Retail segment.
●	The gross profit of our commercial construction business unit increased $2.2 million as a result of increased unit sales, better productivity and other operational improvements, and improved pricing discipline.
●	Acquired businesses contributed $0.9 million.

Selling, general and administrative (“SG&A”) expenses increased by approximately $26.8 million, or 48.2%, in the first quarter of 2022 compared to the same period of 2021. Acquired operations since the second quarter of 2021 contributed approximately $0.9 million to total SG&A expenses for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $13.7 million, and totaled $22.7 million for the quarter. The remaining increase was primarily due to increases in sales incentive compensation of $5.0 million, salaries and wages of $1.9 million, bad debt expense of $1.4 million, and travel related expenses of $0.6 million.

Earnings from operations for the Construction reportable segment increased in the first quarter of 2022 compared to 2021 by $45.8 million, or 138.7%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 24.0% in the first quarter of 2022 compared to 23.3% for same period in 2021. The increase was primarily due to one-time tax credit refunds recorded as a discrete item in the first quarter of 2021 that are not available in 2022.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

UFP INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 26,	March 27,
	2022	2021
Cash used in operating activities	$(245,031)	$(196,660)
Cash used in investing activities	(59,736)	(296,498)
Cash from financing activities	86,330	101,927
Effect of exchange rate changes on cash	1,726	(349)
Net change in all cash and cash equivalents	(216,711)	(391,580)
Cash, cash equivalents, and restricted cash, beginning of period	291,223	436,608
Cash, cash equivalents, and restricted cash, end of period	$74,512	$45,028

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 53 days from 48 days during the first quarter of 2022 compared to the prior year period.

	Three Months Ended
	March 26,	March 27,
	2022	2021
Days of sales outstanding	32	30
Days supply of inventory	41	38
Days payables outstanding	(20)	(20)
Days in cash cycle	53	48

The increase in our days supply of inventory in the first three months of 2022 compared to the same period of 2021 was primarily due to a four day increase in our days supply of inventory to ensure we meet the delivery expectations or our customers and a one day increase in our receivables cycle.

In the first three months of 2022, our cash consumed by operating activities was $245.0 million, which was comprised of net earnings of $193.1 million and $35.4 million of non-cash expenses, offset by a $473.5 million increase in working capital since the end of December 2021. Our cash flows used by operations increased by $48.4 million compared to the same period of last year primarily due to an increase in our investment in net working capital of $148.4 million compared to the prior year period, offset by an increase in our net earnings and non-cash expenses of $100.0 million. The increase in net working capital was due to higher lumber prices. the growth of our business, and an increase in our days supply of inventory.

UFP INDUSTRIES, INC.

Purchases of property, plant, and equipment and acquisitions (refer to Note F for Business Combinations) and comprised most of our cash used in investing activities during the first three months of 2022 and totaled $32.1 million and $24.6 million, respectively. Total proceeds from the sales of property, plant, and equipment were $1.2 million. Outstanding purchase commitments on existing capital projects totaled approximately $68.7 million on March 26, 2022. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, achieve efficiencies through automation, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace old rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend between $175 million  to $225 million on capital projects for the year with variability due to uncertainty about supplier lead times. Notable areas of capital spending include projects to increase the capacity and efficiency of our plants that produce our Deckorators mineral-based composite and wood-plastic composite decking and our UFP Edge siding, pattern and trim products, expand the capacity of machine-built pallet and site-built business units, and take advantage of automation opportunities.

Cash flows from financing activities primarily consisted of net borrowings of debt of approximately $101.5 million, the payment of quarterly dividends totaling $12.5 million ($0.20 per share), cash paid for repurchases of common stock of $0.5 million, and distributions to noncontrolling interests of $2.1 million.  On April 20, 2022, our board of directors approved an increase in our second quarter dividend to $0.25 per share, payable on June 15, 2022, to shareholders of record on June 1, 2022. Additionally, in April 2022, we repurchased approximately 756,000 shares for $58.5 million, at an average share price of $77.40.

On March 26, 2022, we had $109.7 million outstanding on our $550 million revolving credit facility, and we had approximately $433.2 million in remaining availability after considering $7.1 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 26, 2022.

At the end of the first quarter of 2022, we have approximately $445.3 million in total liquidity, consisting of our net cash surplus and remaining availability under our revolving credit facility. As lumber prices normalize and we move beyond our peak selling season we anticipate the increase in net working capital will turn into strong operating cash flow in the third and fourth quarters.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 25, 2021.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 26, 2022 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended March 26, 2022, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
December 26, 2021 – January 29, 2022	—	—	—	2,603,958
January 30 – February 26, 2022	6,300	79.53	6,300	2,597,658
February 27 – March 26, 2022	38,142	79.77	38,142	2,559,516
(a)	Total number of shares purchased.

UFP INDUSTRIES, INC.

(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized 2 million shares to be repurchased under our share repurchase program. On February 15, 2022, our Board authorized an additional 1.5 million shares to be repurchased under our existing share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 2.6 million.

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

UFP INDUSTRIES, INC.

Date: May 4, 2022	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 4, 2022	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer