Form 10-Q
period 2022-06-25
UFP INDUSTRIES INC
filed 2022-08-03
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 25, 2022
Common stock, $1 par value	61,622,527

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	June 25,	December 25,	June 26,
	2022	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,071	$286,662	$44,286
Restricted cash	729	4,561	629
Investments	35,475	36,495	33,827
Accounts receivable, net	1,046,543	737,805	980,571
Inventories:
Raw materials	490,923	416,043	540,289
Finished goods	615,379	547,277	486,199
Total inventories	1,106,302	963,320	1,026,488
Refundable income taxes	13,083	4,806	—
Other current assets	36,241	39,827	36,699
TOTAL CURRENT ASSETS	2,376,444	2,073,476	2,122,500
DEFERRED INCOME TAXES	3,568	3,462	2,362
RESTRICTED INVESTMENTS	19,885	19,310	18,896
RIGHT OF USE ASSETS	107,825	96,703	97,597
OTHER ASSETS	32,186	31,876	29,631
GOODWILL	320,532	315,038	318,108
INDEFINITE-LIVED INTANGIBLE ASSETS	7,350	7,369	7,401
OTHER INTANGIBLE ASSETS, NET	117,869	109,017	98,601
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,286,037	1,212,113	1,120,381
Less accumulated depreciation and amortization	(660,873)	(623,093)	(587,194)
PROPERTY, PLANT AND EQUIPMENT, NET	625,164	589,020	533,187
TOTAL ASSETS	3,610,823	3,245,271	3,228,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$11,926	$17,030	$34,229
Accounts payable	386,833	319,125	359,484
Accrued liabilities:
Compensation and benefits	252,723	289,196	213,655
Income taxes	—	—	11,188
Other	107,112	84,853	90,153
Current portion of lease liability	24,903	23,155	22,511
Current portion of long-term debt	40,496	42,683	97
TOTAL CURRENT LIABILITIES	823,993	776,042	731,317
LONG-TERM DEBT	276,315	277,567	571,856
LEASE LIABILITY	86,464	76,632	78,564
DEFERRED INCOME TAXES	63,389	60,964	34,983
OTHER LIABILITIES	35,594	37,497	52,000
TOTAL LIABILITIES	1,285,755	1,228,702	1,468,720
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 80,000,000; issued and outstanding, 61,622,527, 61,901,851 and 61,850,733	61,623	61,902	61,851
Additional paid-in capital	275,061	243,995	235,309
Retained earnings	1,950,922	1,678,121	1,440,833
Accumulated other comprehensive loss	(7,458)	(5,405)	(1,464)
Total controlling interest shareholders’ equity	2,280,148	1,978,613	1,736,529
Noncontrolling interest	44,920	37,956	23,034
TOTAL SHAREHOLDERS’ EQUITY	2,325,068	2,016,569	1,759,563
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,610,823	$3,245,271	$3,228,283

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
NET SALES	$2,900,874	$2,700,541	$5,390,187	$4,525,545
COST OF GOODS SOLD	2,397,422	2,279,247	4,408,372	3,817,697
GROSS PROFIT	503,452	421,294	981,815	707,848
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	214,538	184,539	434,688	334,637
OTHER GAINS, NET	3,348	(180)	2,536	(1,211)
EARNINGS FROM OPERATIONS	285,566	236,935	544,591	374,422
INTEREST EXPENSE	3,395	3,899	6,697	7,050
INTEREST AND INVESTMENT LOSS (INCOME)	4,154	(1,689)	5,247	(3,985)
EQUITY IN EARNINGS OF INVESTEE	1,017	835	1,532	1,465
	8,566	3,045	13,476	4,530
EARNINGS BEFORE INCOME TAXES	277,000	233,890	531,115	369,892
INCOME TAXES	69,147	58,530	130,131	90,281
NET EARNINGS	207,853	175,360	400,984	279,611
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,735)	(1,978)	(8,163)	(2,918)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$203,118	$173,382	$392,821	$276,693

EARNINGS PER SHARE – BASIC	$3.24	$2.79	$6.25	$4.46
EARNINGS PER SHARE – DILUTED	$3.23	$2.78	$6.22	$4.45

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	207,853	175,360	400,984	279,611
OTHER COMPREHENSIVE GAIN (LOSS)	(4,383)	2,720	(1,199)	524
COMPREHENSIVE INCOME	203,470	178,080	399,785	280,135
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,640)	(2,698)	(9,017)	(3,112)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$198,830	$175,382	$390,768	$277,023

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 26, 2021	$61,902	$243,995	$1,678,121	$(5,405)	$37,956	$2,016,569
Net earnings			189,703		3,428	193,131
Foreign currency translation adjustment				2,930	949	3,879
Unrealized loss on debt securities				(695)		(695)
Distributions to noncontrolling interest					(2,053)	(2,053)
Cash dividends - $0.20 per share - quarterly			(12,541)			(12,541)
Issuance of 9,734 shares under employee stock purchase plan	10	653				663
Issuance of 787,045 shares under stock grant programs	787	8,959				9,746
Issuance of 79,973 shares under deferred compensation plans	80	(80)				—
Repurchase of 44,442 shares	(45)		(3,499)			(3,544)
Expense associated with share-based compensation arrangements		6,883				6,883
Accrued expense under deferred compensation plans		6,134				6,134
Balance on March 26, 2022	$62,734	$266,544	$1,851,784	$(3,170)	$40,280	$2,218,172
Net earnings			203,118		4,735	207,853
Foreign currency translation adjustment				(3,660)	(95)	(3,755)
Unrealized loss on debt securities				(628)		(628)
Cash dividends - $0.25 per share - quarterly			(15,474)			(15,474)
Issuance of 13,875 shares under employee stock plans	14	781				795
Issuance of 28,154 shares under stock grant programs	28	1,092				1,120
Issuance of 11,605 shares under deferred compensation plans	12	(12)				—
Repurchase of 1,165,268 shares	(1,165)		(88,506)			(89,671)
Expense associated with share-based compensation arrangements		5,556				5,556
Accrued expense under deferred compensation plans		1,100				1,100
Balance on June 25, 2022	$61,623	$275,061	$1,950,922	$(7,458)	$44,920	$2,325,068

UFP INDUSTRIES, INC.

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 27, 2020	$61,206	$218,224	$1,182,680	$(1,794)	$22,836	$1,483,152
Net earnings			103,311		940	104,251
Foreign currency translation adjustment				(374)	(526)	(900)
Unrealized loss on debt securities				(1,296)		(1,296)
Distributions to noncontrolling interest					(2,914)	(2,914)
Cash dividends - $0.15 per share - quarterly			(9,274)			(9,274)
Issuance of 5,816 shares under employee stock purchase plan	6	357				363
Net issuance of 536,970 shares under stock grant programs	537	3,888	5			4,430
Issuance of 89,690 shares under deferred compensation plans	89	(89)				—
Expense associated with share-based compensation arrangements		2,936				2,936
Accrued expense under deferred compensation plans		5,795				5,795
Balance on March 27, 2021	$61,838	$231,111	$1,276,722	$(3,464)	$20,336	$1,586,543
Net earnings			173,382		1,978	175,360
Foreign currency translation adjustment				1,759	720	2,479
Unrealized gain on debt securities				241		241
Distributions to noncontrolling interest						—
Additional purchase of noncontrolling interest						—
Cash dividends - $0.15 per share - quarterly			(9,276)			(9,276)
Issuance of 9,282 shares under employee stock plans	9	564				573
Net forfeitures of 5,718 shares under stock grant programs	(6)	(224)	5			(225)
Issuance of 8,913 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		2,728				2,728
Accrued expense under deferred compensation plans		1,140				1,140
Balance on June 26, 2021	$61,851	$235,309	$1,440,833	$(1,464)	$23,034	$1,759,563

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	June 25,	June 26,
	2022	2021
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net earnings	$400,984	$279,611
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	44,034	38,342
Amortization of intangibles	8,740	7,193
Expense associated with share-based and grant compensation arrangements	12,542	5,742
Deferred income taxes	179	177
Unrealized loss (gain) on investments and other	6,181	(2,784)
Equity in earnings of investee	1,532	1,465
Net loss (gain) on sale and disposition of assets	766	(1,577)
Changes in:
Accounts receivable	(304,715)	(336,094)
Inventories	(134,653)	(329,577)
Accounts payable and cash overdraft	56,120	143,018
Accrued liabilities and other	(1,313)	78,751
NET CASH FROM (USED IN) OPERATING ACTIVITIES	90,397	(115,733)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(71,675)	(79,028)
Proceeds from sale of property, plant and equipment	2,029	6,673
Acquisitions and purchases of non-controlling interest, net of cash received	(39,343)	(433,239)
Purchases of investments	(15,166)	(14,581)
Proceeds from sale of investments	8,221	6,885
Other	(2,829)	(708)
NET CASH USED IN INVESTING ACTIVITIES	(118,763)	(513,998)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	570,700	849,944
Repayments under revolving credit facilities	(571,075)	(589,695)
Repayments of debt	(2,485)	—
Contingent consideration payments and other	(2,553)	(1,464)
Proceeds from issuance of common stock	1,457	936
Dividends paid to shareholders	(28,015)	(18,550)
Distributions to noncontrolling interest	(2,053)	(2,914)
Repurchase of common stock	(90,805)	—
Other	(184)	(331)
NET CASH (USED IN) FROM FINANCING ACTIVITIES	(125,013)	237,926
Effect of exchange rate changes on cash	956	112
NET CHANGE IN CASH AND CASH EQUIVALENTS	(152,423)	(391,693)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	291,223	436,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$138,800	$44,915

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$286,662	$436,507
Restricted cash, beginning of period	4,561	101
Cash, cash equivalents, and restricted cash, beginning of period	$291,223	$436,608

Cash and cash equivalents, end of period	$138,071	$44,286
Restricted cash, end of period	729	629
Cash, cash equivalents, and restricted cash, end of period	$138,800	$44,915

SUPPLEMENTAL INFORMATION:
Interest paid	$7,008	$7,107
Income taxes paid	138,420	73,174
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	2,856	—
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	7,563	6,064

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 26, 2021 balances in the accompanying unaudited condensed consolidated balance sheets.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	June 25, 2022				June 26, 2021
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$19	$4,170	$—	$4,189	$19	$2,840	$—	$2,859
Fixed income funds	2,684	16,654	—	19,338	244	17,610	—	17,854
Treasury securities	342	—	—	342	307	—	—	307
Equity securities	17,249	—	—	17,249	19,014	—	—	19,014
Alternative investments	—	—	4,079	4,079	—	—	3,304	3,304
Mutual funds:
Domestic stock funds	12,723	—	—	12,723	10,037	—	—	10,037
International stock funds	1,378	—	—	1,378	1,463	—	—	1,463
Target funds	21	—	—	21	22	—	—	22
Bond funds	134	—	—	134	145	—	—	145
Alternative funds	510	—	—	510	501	—	—	501
Total mutual funds	14,766	—	—	14,766	12,168	—	—	12,168
Total	$35,060	$20,824	$4,079	$59,963	$31,752	$20,450	$3,304	$55,506
Assets at fair value	$35,060	$20,824	$4,079	$59,963	$31,752	$20,450	$3,304	$55,506

From the assets measured at fair value as of June 25, 2022, listed in the table above, $35.5 million of mutual funds, equity securities, and alternative investments are held in Investments, $4.0 million of money market funds are held in Cash and Cash Equivalents, $0.6 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $19.7 million of fixed income funds and $0.2 million of money market funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $55.2 million as of June 25, 2022, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 25, 2022			June 26, 2021
		Unrealized			Unrealized
	Cost	Gain	Fair Value	Cost	Gain	Fair Value
Fixed Income	$20,875	$(1,537)	$19,338	$17,066	$788	$17,854
Treasury Securities	342	—	342	—	—	—
Equity	15,668	1,581	17,249	14,760	4,254	19,014
Mutual Funds	13,405	742	14,147	8,769	2,740	11,509
Alternative Investments	3,053	1,026	4,079	2,953	351	3,304
Total	$53,343	$1,812	$55,155	$43,548	$8,133	$51,681

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net unrealized gain of the portfolio was $1.8 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of June 25, 2022 and June 26, 2021.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	June 25,	June 26,		June 25,	June 26,
	2022	2021	% Change	2022	2021	% Change
Point in Time Revenue	$2,850,409	$2,669,159	6.8%	$5,300,690	$4,466,558	18.7%
Over Time Revenue	50,465	31,382	60.8%	89,497	58,987	51.7%
Total Net Sales	2,900,874	2,700,541	7.4%	$5,390,187	$4,525,545	19.1%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 25,	December 25,	June 26,
	2022	2021	2021
Cost and Earnings in Excess of Billings	$6,413	$5,602	$4,201
Billings in Excess of Cost and Earnings	10,046	10,744	8,239

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Numerator:
Net earnings attributable to controlling interest	$203,118	$173,382	$392,821	$276,693
Adjustment for earnings allocated to non-vested restricted common stock	(8,270)	(5,670)	(15,045)	(8,807)
Net earnings for calculating EPS	$194,848	$167,712	$377,776	$267,886
Denominator:
Weighted average shares outstanding	62,766	62,242	62,889	62,087
Adjustment for non-vested restricted common stock	(2,555)	(2,035)	(2,409)	(1,976)
Shares for calculating basic EPS	60,211	60,207	60,480	60,111
Effect of dilutive restricted common stock	205	156	220	121
Shares for calculating diluted EPS	60,416	60,363	60,700	60,232
Net earnings per share:
Basic	$3.24	$2.79	$6.25	$4.46
Diluted	$3.23	$2.78	$6.22	$4.45

UFP INDUSTRIES, INC.

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on June 25, 2022, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 25, 2022, we had outstanding purchase commitments on commenced capital projects of approximately $80.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of June 25, 2022, we had approximately $13.8 million in outstanding payment and performance bonds for open projects. We had approximately $26.7 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 25, 2022, we had outstanding letters of credit totaling $60.0 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of June 25, 2022, we have irrevocable letters of credit outstanding totaling approximately $50.1 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2022 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions in fiscal 2022 and since the end of June 2021, which were accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	May 9, 2022	$15,386 cash paid for 100% asset purchase	$4,801	$10,585	Retail
Cedar Poly, LLC

Located in Tipton, Iowa, Cedar Poly is a full-service recycler of high-density and low-density polyethylene (HDPE and LDPE) flakes and pellets used in various products, including composite decking. The company also recycles corrugate and operates its own transportation fleet. Cedar Poly had 2021 sales of approximately $17.3 million and will operate in UFP’s Deckorators business unit.

	December 27, 2021	$24,057 cash paid for 100% stock purchase, net of acquired cash	$17,484	$6,573	Retail
Ultra Aluminum Manufacturing, Inc. (Ultra)

Located in Howell, Michigan and founded in 1996, Ultra is a leading manufacturer of aluminum fencing, gates and railing. The company designs and produces an extensive selection of ornamental aluminum fence and railing products for contractors, landscapers, fence dealers and wholesalers. The Company had sales of approximately $45 million in 2021.

	December 20, 2021	$20,754 cash paid for 100% stock purchase	$11,417	$9,337	Industrial
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

	November 22, 2021	$11,155 cash paid for 70% stock purchase	$9,562	$1,593	Other
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
Boxpack Packaging (Boxpack)

Based near Melbourne, Australia, Boxpack specializes in flexographic and lithographic cardboard packaging, using the latest CAD design and finishing techniques. Boxpack serves multiple industries, including food and beverage, confectionary, pharmaceutical, industrial and agricultural. The company had trailing 12-month sales through June 30, 2021, of $6.2 million USD ($8.2 million AUD).

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

The intangible assets for the above acquisitions have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, acquisitions completed since the end of June 2021 and not consolidated with other operations contributed approximately $53.7 million in net sales and $3.2 million in operating profits during the first six months of 2022.

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

	Three Months Ended June 25, 2022
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,121,440	$676,333	$975,376	$124,416	$3,309	$2,900,874
Intersegment net sales	67,612	21,487	31,866	125,893	(246,858)	—
Earnings from operations	24,527	94,210	132,832	22,748	11,249	285,566

UFP INDUSTRIES, INC.

	Three Months Ended June 26, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,259,218	$611,181	$738,704	$89,470	$1,968	$2,700,541
Intersegment net sales	65,147	24,985	20,034	126,054	(236,220)	—
Earnings from operations	62,051	79,526	67,107	16,304	11,947	236,935

	Six Months Ended June 25, 2022
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,114,672	$1,287,702	$1,761,847	$219,983	$5,983	$5,390,187
Intersegment net sales	133,560	43,660	57,218	235,665	(470,103)	—
Earnings from operations	95,924	176,601	211,650	37,563	22,853	544,591

	Six Months Ended June 26, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,018,239	$1,060,055	$1,298,234	$145,047	$3,970	$4,525,545
Intersegment net sales	112,733	42,891	34,495	223,450	(413,569)	—
Earnings from operations	115,596	119,936	100,125	24,282	14,483	374,422

The following table presents goodwill by segment as of June 25, 2022, and December 25, 2021 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 25, 2021	$73,376	$128,541	$89,000	$24,121	$—	$315,038
2022 Acquisitions	11,938	—	—	—	—	11,938
2022 Purchase Accounting Adjustments	293	(5,830)	(674)	595	—	(5,616)
Foreign Exchange, Net	—	—	(32)	(796)	—	(828)
Balance as of June 25, 2022	$85,607	$122,711	$88,294	$23,920	$—	$320,532

The following table presents total assets by segment as of June 25, 2022, and December 25, 2021 (in thousands).

	Total Assets by Segment
	June 25,	December 25,
Segment Classification	2022	2021	% Change
Retail	$1,075,310	$844,189	27.4%
Industrial	835,735	741,672	12.7
Construction	912,507	736,157	24.0
All Other	341,877	343,363	(0.4)
Corporate	445,394	579,890	(23.2)
Total Assets	$3,610,823	$3,245,271	11.3%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.0% in the second quarter of 2022 and 2021 and was 24.5% in the first six months of 2022 compared to 24.4% for the same period in 2021. Permanent tax differences and credits have remained relatively consistent from 2021 to 2022, which is the primary reason the rate increased only slightly.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2022 and 2021 (in thousands, except average share price):

	June 25, 2022
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	24	$72.58

Shares issued under the employee stock gift program	2	78.57
Shares issued under the director retainer stock program	2	79.46
Shares issued under the bonus plan	755	82.73
Shares issued under the executive stock match plan	62	82.87
Forfeitures	(6)
Total shares issued under stock grant programs	815	$82.72

Shares issued under the deferred compensation plans	92	$82.59

	June 26, 2021
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	15	$72.94

Shares issued under the employee stock gift program	1	79.64
Shares issued under the director retainer stock program	3	67.77
Shares issued under the bonus plan	468	53.68
Shares issued under the executive stock grants plan	77	60.24
Forfeitures	(18)
Total shares issued under stock grant programs	531	$54.71

Shares issued under the deferred compensation plans	99	$61.50

During the first six months of 2022, we repurchased approximately 1,210,000 shares of our common stock at an average share price of $77.06.

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of June 25, 2022 and June 26, 2021 was $9.3 million and $23.2 million, respectively.

K.       SUBSEQUENT EVENTS

On June 27, 2022, we acquired 50% of the equity of Dempsey Wood Products, LLC, for $66.0 million. Based in Orangeburg, South Carolina, Dempsey Wood Products produces kiln-dried lumber, pallet lumber, and other industrial wood products.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the second quarter of 2022.

OVERVIEW

Our results for the second quarter of 2022 include the following highlights:

●	Our net sales were up 7% compared to the second quarter of 2021, which was comprised of a 4% increase in selling prices, a 1% increase in unit sales due to acquisitions completed since June of last year, and a 2% increase in organic unit sales. The overall increase in our selling prices is due to a combination of an improvement in our product mix of value-added products which tend to be sold on a fixed price, elevated end market demand, and our value-based selling initiatives. Organic unit growth of 17% in our construction segment was offset by an organic unit decline of 7% in our retail segment and 1% in our industrial segment.
●	Our gross profits increased by $82.2 million, or 19.5%, compared to the same period of the prior year. Acquired operations contributed $6 million to the increase in our gross profits. Excluding the impact of acquisitions, gross profits increased by $76.2 million and we estimate that value-added products contributed $131 million to the increase, which was offset by a decrease in gross profit of $55 million due to the impact of falling lumber prices on certain commodity-based products that are sold on a variable price formula.
●	Our operating profits increased $48.6 million, or 20%, compared to the second quarter of 2021. This increase resulted from a variety of factors including improved leveraging of our fixed costs in business units that experienced organic growth, increased sales of new and value-added products which have higher gross margins, and our ability to effectively include lumber and other cost increases in the selling prices of our products. In addition, our value-based selling practices have enabled us to improve our profit per unit. Acquisitions contributed approximately $2.5 million to our increase in operating profits.

UFP INDUSTRIES, INC.

●	Our cash flows from operations for the first six months of 2022 increased to $90 million compared to $116 million of cash used in operations during the first six months of 2021. The improved cash flows resulted from net earnings and non-cash expenses totaling $475 million, compared to $328 million last year, offset by a $385 million increase in net working capital since the end of last year, compared to a $444 million increase in the prior year. Last year, our inventories increased more significantly from the beginning of the year until the end of June, primarily due to the increase in lumber prices, as reflected in the table below, which remained elevated at the end of the second quarter.
●	Our net debt (debt and cash overdraft less cash) at the end of June 2022 was $190.7 million compared to $561.9 million at the end of June 2021. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash surplus resulted in total liquidity of approximately $1.2 billion at the end of the second quarter of 2022.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2022	2021
January	$1,112	$890
February	1,225	954
March	1,321	1,035
April	1,051	1,080
May	948	1,428
June	670	1,344

Second quarter average	$890	$1,284
Year-to-date average	$1,055	$1,122

Second quarter percentage change	(30.7)%
Year-to-date percentage change	(6.0)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2022	2021
January	$1,010	$858
February	1,115	903
March	1,198	938
April	902	922
May	732	1,150
June	574	1,052

Second quarter average	$736	$1,041
Year-to-date average	$922	$971

Second quarter percentage change	(29.3)%
Year-to-date percentage change	(5.0)%

The decrease in overall lumber prices for the second quarter of the year was primarily due to demand in the retail and housing markets beginning to return to more normalized levels and improvements in supply chain constraints. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 54.8% and 63.7% of our sales in the first six months of 2022 and 2021, respectively. The decrease from the prior year ratio reflects an improvement in our sales mix of value-added products as well as our value-based selling practices.

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

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS

We completed two business acquisition during the first six months of fiscal 2022 and nine during all of fiscal 2021. The annual historical sales attributable to acquisitions completed in the first six months of fiscal 2022 is approximately $62 million, while acquisitions completed during the last six months of 2021 have annual sales of approximately $76 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2022 and 2021 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.6	84.4	81.8	84.4
Gross profit	17.4	15.6	18.2	15.6
Selling, general, and administrative expenses	7.4	6.8	8.1	7.4
Other (gains) losses, net	0.1	—	—	—
Earnings from operations	9.8	8.8	10.1	8.3
Other expense, net	0.3	0.1	0.3	0.1
Earnings before income taxes	9.5	8.7	9.9	8.2
Income taxes	2.4	2.2	2.4	2.0
Net earnings	7.2	6.5	7.4	6.2
Less net earnings attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.1)
Net earnings attributable to controlling interest	7.0%	6.4%	7.3%	6.1%

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

	Percentage Change
	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Units sold	3.0%	47.0%	6.0%	41.0%
Gross profit	19.5	105.6	38.7	90.2
Selling, general, and administrative expenses	16.3	62.2	29.9	50.0
Earnings from operations	20.5	156.5	45.4	148.0

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our selling, general, and administrative expenses (SG&A) as a percentage of gross profit.  Given our strategies to enhance our capabilities and improve our value-added product offering, and recognizing the higher relative level of SG&A these strategies require, we believe this ratio provides an enhanced view of our effectiveness in managing these costs and mitigates the impact of changing lumber prices.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Gross profit	$503,452	$421,294	$981,815	$707,848
Selling, general, and administrative expenses	$214,538	$184,539	$434,688	$334,637
SG&A as percentage of gross profit	42.6%	43.8%	44.3%	47.3%

Bonus expense, which is a component of SG&A, decreased in the second quarter to $55 million from $61 million in the prior year due to modifications made to our bonus plan intended to reduce the payout rate when higher levels of pre-bonus earnings from operations are achieved. The adjustment to reduce bonus expense based on the new parameters was recorded in the second quarter and totaled $17 million. As a result of this change, our year to date bonus accrual rate has decreased to 17.5% of pre-bonus earnings from operations from a historical rate of approximately 20.0%. Bonus rates continue to be derived based on return on investment achieved. Bonus expense in the first six months of 2022 totaled $124 million compared to $98 million in the prior year.

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended June 25, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$1,121,440	676,333	$975,376	$124,416	$3,309	$2,900,874
Cost of goods sold	1,048,260	514,216	748,060	83,336	3,549	2,397,421
Gross profit	73,180	162,117	227,316	41,080	(240)	503,453
Selling, general, administrative expenses	48,387	67,235	94,638	16,356	(12,078)	214,538
Other	266	672	(154)	1,976	589	3,349
Earnings from operations	$24,527	$94,210	$132,832	$22,748	$11,249	$285,566

UFP INDUSTRIES, INC.

	Three Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$1,259,218	$611,181	$738,704	$89,470	$1,968	$2,700,541
Cost of goods sold	1,136,887	476,731	604,414	59,745	1,470	2,279,247
Gross profit	122,331	134,450	134,290	29,725	498	421,294
Selling, general, administrative expenses	60,376	54,903	66,936	13,604	(11,280)	184,539
Other	(96)	21	247	(183)	(169)	(180)
Earnings from operations	$62,051	$79,526	$67,107	$16,304	$11,947	$236,935

	Six Months Ended June 25, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$2,114,672	$1,287,702	$1,761,847	$219,983	$5,983	$5,390,187
Cost of goods sold	1,907,155	976,031	1,373,119	147,360	4,707	4,408,372
Gross profit	207,517	311,671	388,728	72,623	1,276	981,815
Selling, general, administrative expenses	111,055	134,466	176,975	32,981	(20,789)	434,688
Other	538	604	103	2,079	(788)	2,536
Earnings from operations	$95,924	$176,601	$211,650	$37,563	$22,853	$544,591

	Six Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$2,018,239	$1,060,055	$1,298,234	$145,047	$3,970	$4,525,545
Cost of goods sold	1,795,435	845,280	1,075,260	97,771	3,951	3,817,697
Gross profit	222,804	214,775	222,974	47,276	19	707,848
Selling, general, administrative expenses	107,476	95,016	122,481	24,025	(14,361)	334,637
Other	(268)	(177)	368	(1,031)	(103)	(1,211)
Earnings from operations	$115,596	$119,936	$100,125	$24,282	$14,483	$374,422

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended June 25, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	93.5	76.0	76.7	67.0	—	82.6
Gross profit	6.5	24.0	23.3	33.0	—	17.4
Selling, general, administrative expenses	4.3	9.9	9.7	13.1	—	7.4
Other	—	—	—	1.6	—	—
Earnings from operations	2.2%	13.9%	13.6%	18.3%	—	9.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.3	78.0	81.8	66.8	—	84.4
Gross profit	9.7	22.0	18.2	33.2	—	15.6
Selling, general, administrative expenses	4.8	9.0	9.1	15.2	—	6.8
Other	—	—	—	(0.2)	—	—
Earnings from operations	4.9%	13.0%	9.1%	18.2%	—	8.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 25, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.2	75.8	77.9	67.0	—	81.8
Gross profit	9.8	24.2	22.1	33.0	—	18.2
Selling, general, administrative expenses	5.3	10.4	10.0	15.0	—	8.1
Other	0.3	—	—	0.9	—	—
Earnings from operations	4.5%	13.7%	12.0%	17.1%	—	10.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 26, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	89.0	79.7	82.8	67.4	—	84.4
Gross profit	11.0	20.3	17.2	32.6	—	15.6
Selling, general, administrative expenses	5.3	9.0	9.4	16.6	—	7.4
Other	—	—	—	(0.7)	—	—
Earnings from operations	5.7%	11.3%	7.7%	16.7%	—	8.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments, for national home centers and other retailers, structural lumber and other products for the manufactured housing industry, engineered wood components for residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and specialty wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Second quarter 2022 versus Second quarter 2021	7.4%	4.4%	3.0%	1.0%	2.0%
Year-to-date 2022 versus Year-to-date 2021	19.1%	13.1%	6.0%	4.0%	2.0%
●	Diversifying our end market sales mix by increasing sales of structural wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, structural wood packaging, engineered wood components, customized interior fixtures, manufactured and assembled concrete forms, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metal, and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended June 25, 2022		Three Months Ended June 26, 2021
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	45.3%	54.7%	39.7%	60.3%
Industrial	70.5%	29.5%	63.8%	36.2%
Construction	74.7%	25.3%	67.9%	32.1%
All Other and Corporate	75.5%	24.5%	73.4%	26.6%
Total Sales	62.2%	37.8%	53.8%	46.2%

UFP INDUSTRIES, INC.

	Six Months Ended June 25, 2022		Six Months Ended June 26, 2021
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	43.2%	56.8%	41.5%	58.5%
Industrial	69.2%	30.8%	65.1%	34.9%
Construction	73.7%	26.3%	68.3%	31.7%
All Other and Corporate	73.9%	26.1%	72.7%	27.3%
Total Sales	60.5%	39.5%	55.5%	44.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products increased approximately 6% in the second quarter of 2022 compared to 2021, comprised of a 2% contribution from acquisitions and 4% organic growth. Our overall unit sales of value-added products increased approximately 6% in the first six months of 2022 compared to the same period last year, comprised of a 3% contribution from acquisitions and 3% organic growth. Our organic unit sales of commodity-based products decreased approximately 1% quarter-over-quarter and our overall unit sales of commodity-based products increased approximately 5% in the first six months of 2022 compared to the same period last year, comprised of a 4% contribution from acquisitions and 1% organic growth.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales in the second quarter of 2022 increased 37%. Approximately $211 million of new product sales for the first six months of 2021, while still sold, were sunset in 2022 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $525 million in 2022.

The table below presents new product sales in thousands:

	New Product Sales by Segment			New Product Sales by Segment
	Three Months Ended			Six Months Ended
	June 25,	June 26,	%	June 25,	June 26,	%
	2022	2021	Change	2022	2021	Change
Retail	$71,410	68,064	4.9%	$137,855	$119,966	14.9%
Industrial	68,108	37,108	83.5%	130,945	65,432	100.1%
Construction	40,692	26,326	54.6%	77,499	42,200	83.6%
All Other and Corporate	623	594	4.9%	1,393	907	53.6%
Total New Product Sales	180,833	132,092	36.9%	$347,692	$228,505	52.2%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the second quarter of 2022 decreased by 11% compared to the same period of 2021, due to a 5% decrease in selling prices, a 2% decrease due to the transfer of certain sales to the Construction segment this year, and an organic unit decrease of 4%. These factors were offset by acquisition unit growth of 1%. The decline in organic unit sales was experienced in nearly all of our retail business units as consumer demand begins to return to more normalized levels.  By business unit, we experienced organic unit growth of 3% in UFP Edge and this was offset by organic unit decreases in our ProWood (1%), Retail Building Products (2%), Sunbelt (8%), Deckorators (9%), Handprint (18%), and Outdoor Essentials (22%) business units. Capacity expansion contributed to our unit increase in UFP Edge, and we believe investments we’ve made to expand capacity in our Deckorators and UFP Edge business units will add planned sales of nearly $100 million to the Retail segment for all of 2022.  Finally, sales to big box customers were down 10%, while sales to independent retailers decreased 15%.

UFP INDUSTRIES, INC.

Gross profits decreased by $49.2 million, or 40.2% to $73.2 million for the second quarter of 2022 compared to the same period last year. The decrease in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units decreased by a total of $29.9 million, primarily due to the impact that declining lumber prices had on pressure treated products sold at a variable price. A decrease in unit sales also contributed to the reduction in gross profit.
●	Our UFP Edge and Retail Building Products business units contributed $21.1 million to the decrease in gross profits due to the impact that declining lumber prices had on products sold at a variable price in these business units.
●	Acquired operations contributed $2.7 million, which partially offset the decrease in gross profits.

SG&A decreased by approximately $12.0 million, or 19.9%, in the second quarter of 2022 compared to the same period of 2021. SG&A of recently acquired businesses added roughly $1.5 million to overall SG&A. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $17.2 million from the second quarter of 2021 and totaled approximately $3.8 million for the quarter. Bonus expense was also impacted by the plan modification disclosed above. The decrease was partially offset by increases in advertising of $1.3 million, bad debt expenses of $1.1 million, travel related expenses of $0.8 million, and salaries and wages of $0.6 million.

Earnings from operations for the Retail reportable segment decreased in the second quarter of 2022 compared to 2021 by $37.5 million, or 60.5%, as a result of the factors mentioned above.

Net sales in the first six months of 2022 increased by 5% compared to the same period of 2021, due to a 4% increase in selling prices and acquisition unit growth of 6%, offset by a 2% decrease due to the transfer of certain sales to the Construction segment, and an organic unit decrease of 3%. We experienced organic unit growth of 5% in our UFP Edge business unit.  This increase was offset by organic unit decreases in our ProWood (1%), Retail Building Products (4%), Sunbelt (6%), Deckorators (8%), Outdoor Essentials (14%), and Handprint (19%) business units.  Capacity expansion contributed to our unit increase in UFP Edge.  Finally, sales to big box customers increased 5%, while sales to independent retailers increased 3%.

Gross profits decreased by $15.3 million, or 6.9% to $207.5 million for the first six months of 2022 compared to the same period last year. Our decrease in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units decreased by a total of $17.8 million, primarily due to the impact that declining lumber prices had on pressure treated products that are sold at a variable price.
●	Our Retail Building Products business unit contributed $13.3 million to the decrease in gross profits due to the impact that declining lumber prices had on products sold at a variable price.
●	Acquired operations contributed $14.3 million, which partially offset the decrease in gross profits.

SG&A increased by approximately $3.6 million, or 3.3%, in the first six months of 2022 compared to the same period of 2021. SG&A of recently acquired businesses added $4.1 million to overall SG&A. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximtely $10.4 million and totaled approximately $24.5 million for the first six months of 2022. Bonus expense was also impacted by the plan modification disclosed above.  The remaining increase was primarily due to increases in salaries and wages of $2.7 million, advertising of $1.8 million, travel-related expenses of $1.4 million, and bad debt expenses of $0.9 million.

Earnings from operations for the Retail reportable segment decreased in the first six months of 2022 compared to 2021 by $19.7 million, or 17.0%, as a result of the factors mentioned above.

UFP INDUSTRIES, INC.

Industrial Segment

Net sales in the second quarter of 2022 increased 11% compared to the same period of 2021, due to an 11% increase in selling prices and acquisition unit growth of 1%, offset by a 1% decrease in organic unit sales.  The increase in our selling prices is a result of executing value-based selling initiatives and maintaining pricing discipline as we operate in an environment of elevated demand and capacity constraints. The components of our change in organic unit sales includes gains associated with $17 million in sales to new customers, $24 million of sales to new locations of existing customers, and $26 million of new product sales. These gains were offset by the loss of unit sales on less profitable accounts.

Gross profits increased by $27.7 million, or 20.6%, for the second quarter of 2022 compared to the same period last year. Acquisitions contributed $1.4 million to the increase in gross profit. The remaining increase is a result of the pricing increases discussed above as well as favorable changes in our value-added sales mix. Excluding acquisitions, we estimate that value-added products contributed $36.5 million to the increase in gross profit, while commodity-based products contributed to a decline of $10.2 million in gross profit. Value-added sales increased to 70.5% of total net sales in the second quarter of 2022 compared to 63.8% of total net sales in the second quarter of 2021. Additionally, the increase in new product sales contributed $11.2 million to gross profits this year ($1.4 million from acquisitions).

SG&A increased by approximately $12.3 million, or 22.5%, in the second quarter of 2022 compared to the same period of 2021. Acquired operations since the second quarter of 2021 contributed approximately $1.0 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $1.4 million relative to the second quarter of 2021, and totaled $19.7 million for the quarter. Bonus expense was impacted by the plan modification disclosed above. The remaining increase was primarily due to increases in bad debt expense of $6.4 million, sales incentive compensation of $2.0 million, medical benefits expense of $0.6 million, salaries and wages of $0.4 million, and travel related expenses of $0.4 million.

Earnings from operations for the Industrial reportable segment increased in the second quarter of 2022 compared to 2021 by $14.7 million, or 18.5%, due to the factors discussed above.

Net sales in the first six months of 2022 increased 21% compared to the same period of 2021, due to a 23% increase in selling prices and acquisition unit growth of 1%, offset by a 3% decrease in organic unit sales.  The increase in our selling prices is a result of executing value-based selling initiatives and maintaining pricing discipline as we operate in an environment of elevated demand and capacity constraints. The components of our change in organic unit sales includes gains associated with $40 million in sales to new customers, $42 million of sales to new locations of existing customers, and $55 million of new product sales. These gains were offset by the loss of unit sales on less profitable accounts.

Gross profits increased by $96.9 million, or 45.1%, for the first six months of 2022 compared to the same period last year. Acquisitions contributed $3.1 million to the increase in gross profit. The remaining increase is a result of the pricing increases discussed above as well as favorable changes in our value-added sales mix. Excluding acquisitions, we estimate that value-added products and commodity-based products contributed $86.4 million and $7.4 million, respectively, to the increase in gross profit. Value-added sales increased to 69.2% of total net sales in the first six months of 2022 compared to 65.1% of total net sales in the first six months of 2021. Additionally, the increase in new product sales contributed $23 million to gross profits this year ($3.1 million from acquisitions).

SG&A increased by approximately $39.5 million, or 41.5%, in the first six months of 2022 compared to the same period of 2021. Acquired operations since the first six months of 2021 contributed approximately $2.3 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $11.7 million, and totaled $43.4 million for the six months of 2022. Bonus expense was also impacted by the plan modification disclosed above. The remaining increase was primarily due to increases in bad debt expense of $8.0 million, sales incentive compensation of $6.8 million, salaries and wages of $2.0 million, travel related expenses of $1.0 million, and medical benefits expense of $0.7 million.

UFP INDUSTRIES, INC.

Earnings from operations for the Industrial reportable segment increased in the first six months of 2022 compared to 2021 by $56.7 million, or 47.2%, due to the factors discussed above.

Construction Segment

Net sales in the second quarter of 2022 increased 32% compared to the same period of 2021, due to a 15% increase in selling prices, 2% due to the transfer of certain sales from the Retail segment and organic unit sales growth of 15%. The increase in our selling prices is due to a combination of an improvement in our product mix of value-added products which tend to be sold on a fixed price, elevated end market demand, and selectively selling to maximize profitability. Organic unit changes within this segment consist of increases of 63% in commercial construction, 35% in concrete forming, 16% in factory-built housing, and 1% in site-built construction.

●	The organic increase in commercial is due primarily to an increase in sales at our idX facility in CA. As of June 25, 2022 and December 25, 2021, we estimate that backlog orders associated with commercial construction approximated $118.0 million and $84.6 million, respectively.
●	The organic unit increase in concrete forming is comprised of a 64% increase in our value-added unit sales and a 10% increase in our commodity-based unit sales. The unit increase in value-added sales is due to an increase in concrete form and engineered wood product sales to new customers and existing customers.
●	The organic unit increase in factory-built is primarily due to an increase in industry production and an increase in new products sales of $11.1 million.
●	Capacity constraints impacted our ability to grow our site-built business unit. Consequently we have been selective in the business we take in order to maximize profitability. As of June 25, 2022 and December 25, 2021, we estimate that backlog orders associated with site-built construction approximated $160.6 million and $113.5 million, respectively.

Gross profits increased by $93.0 million, or 69.3%, for the second quarter of 2022 compared to the same period of 2021. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit increased by $72.5 million as a result of being more selective in the business that we take during this period of elevated demand and capacity constraints.
●	Gross profits in our factory-built housing business unit increased $10.9 million as a result of increased unit sales and leveraging fixed costs. In addition, value-added sales in this business unit increased to 55.3% of total net sales in the second quarter of 2022 compared to 46.7% of total net sales in the second quarter of 2021. The increase in new product sales contributed $1.8 million in gross profits this year.
●	The gross profit of our commercial construction business unit increased $7.6 million as a result of increased unit sales, better productivity and other operational improvements, and improved pricing discipline.
●	The gross profit of our concrete forming business unit increased by $1.7 million, including $2.9 million as a result of the transfer of sales from the Retail segment.
●	Acquired businesses contributed $0.3 million.

UFP INDUSTRIES, INC.

SG&A increased by approximately $27.7 million, or 41.4%, in the second quarter of 2022 compared to the same period of 2021. Acquired operations since the second quarter of 2021 contributed approximately $0.3 million to total SG&A for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $11.0 million, and totaled $28.7 million for the quarter. Bonus expense was also impacted by previously discussed modifications in our plan. The remaining increase was primarily due to increases in sales incentive compensation of $8.9 million, salaries and wages of $1.3 million, bad debt expense of $1.3 million, and travel related expenses of $0.7 million.

Earnings from operations for the Construction reportable segment increased in the second quarter of 2022 compared to 2021 by $65.7 million, or 97.9%, due to the factors mentioned above.

Net sales in the first six months of 2022 increased 36% compared to the same period of 2021, due to a 20% increase in selling prices, 3% due to the transfer of certain sales from the Retail segment, and organic unit sales growth of 13%. Organic unit changes within this segment consisted of increases of 48% in commercial construction, 26% in concrete forming, and 16% in factory-built housing. The organic unit sales of our site-built business unit remained flat due to capacity constraints.

Gross profits increased by $165.8 million, or 74.3%, for the first six months of 2022 compared to the same period of 2021. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit increased by $108.4 million as a result of being more selective in the business that we take during this period of elevated demand and capacity constraints.
●	Gross profits in our factory-built housing business unit increased $36.3 million as a result of increased unit sales and leveraging fixed costs. In addition, value-added sales in this business unit increased to 54.6% of total net sales in the first six months of 2022 compared to 47.5% of total net sales in the first six months of 2021. The increase in new product sales contributed $4.6 million in gross profits this year.
●	The gross profit of our concrete forming business unit increased by $10.2 million, including $6.7 million as a result of the transfer of sales from the Retail segment.
●	The gross profit of our commercial construction business unit increased $9.7 million as a result of increased unit sales, better productivity and other operational improvements, as well as improved pricing discipline.
●	Acquired businesses contributed $1.2 million.

SG&A increased by approximately $54.5 million, or 44.5%, in the first six months of 2022 compared to the same period of 2021. Acquired operations since the first six months of 2021 contributed approximately $1.2 million to total SG&A for the quarter. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $24.6 million, and totaled $51.3 million for the first six months of 2022. Bonus expense was also impacted by previously discussed modifications in our plan. The remaining increase was primarily due to increases in sales incentive compensation of $15.5 million, salaries and wages of $3.4 million, bad debt expense of $2.7 million, and travel related expenses of $1.4 million.

Earnings from operations for the Construction reportable segment increased in the first six months of 2022 compared to 2021 by $111.5 million, or 111.4%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.0% in the second quarter of 2022 compared to 25.0% for same period in 2021 and was 24.5% in the first six months of 2022 compared to 24.4% for the same period in 2021. Permanent tax differences and credits have remained relatively consistent from 2021 to 2022, which is the primary reason the rate increased only slightly.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 25,	June 26,
	2022	2021
Cash from (used in) operating activities	$90,397	$(115,733)
Cash used in investing activities	(118,763)	(513,998)
Cash (used in) from financing activities	(125,013)	237,926
Effect of exchange rate changes on cash	956	112
Net change in all cash and cash equivalents	(152,423)	(391,693)
Cash, cash equivalents, and restricted cash, beginning of period	291,223	436,608
Cash, cash equivalents, and restricted cash, end of period	$138,800	$44,915

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

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 51 days from 48 days during the second quarter of 2022 compared to the prior year period.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Days of sales outstanding	34	33	33	33
Days supply of inventory	35	33	38	35
Days payables outstanding	(18)	(18)	(19)	(19)
Days in cash cycle	51	48	52	49

The increase in our cash cycle in the second quarter of 2022 compared to the same period of 2021 was primarily due to a two day increase in our days supply of inventory as well as a one day increase in our receivables cycle. The increase in our cash cycle in the first six months of 2022 compared to the same period of 2021 was primarily due to a three day increase in our days supply of inventory. The increases in our days supply of inventory are generally due to carrying greater amounts of safety stock due to supply and transportation constraints.

Our cash flows from operations for the first six months of 2022 increased to $90 million compared to $116 million of cash used in operations during the first six months of 2021. This improvement in operational cash flows is due to net earnings and non-cash expenses totaling $475 million, compared to $328 million last year, offset by a $385 million increase in net working capital since the end of last year, compared to a $444 million increase in the prior year. Last year, our inventories increased more significantly from the beginning of the year until the end of June primarily due to an increase in lumber prices, which remained elevated at the end of the second quarter.

Purchases of property, plant, and equipment and acquisitions (refer to Note F for Business Combinations) comprised most of our cash used in investing activities during the first six months of 2022 and totaled $71.7 million and $39.3 million, respectively. Net purchases of investments totaled $6.9 million. Total proceeds from the sales of property, plant, and equipment were $2.0 million. Outstanding purchase commitments on existing capital projects totaled approximately $80.4 million on June 25, 2022. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, achieve efficiencies through automation, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace older rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend between $175 million to $225 million on capital projects for the year with variability due to uncertainty about supplier lead times. Notable areas of capital spending include projects to increase the capacity and efficiency of our plants that produce our Deckorators mineral-based composite and wood-plastic composite decking and our UFP Edge siding, pattern and trim products, expand the capacity of machine-built pallet and site-built business units, and take advantage of automation opportunities.

Cash flows from financing activities consisted of cash paid for repurchases of common stock of $90.8 million. We repurchased approximately 1.21 million shares of our common stock for $93.2 million for the year at an average share price of $77.06, of which $90.8 million was paid in cash and the remaining $2.4 million was accrued. The total number of remaining shares that may be repurchased under the program is approximately 1.4 million. Dividends paid during the first six months of 2022 include first quarter dividends of  $12.5 million ($0.20 per share) and second quarter dividends of $15.5 million ($0.25 per share). On July 20, 2022, the Board approved a quarterly dividend payment of $0.25 per share, payable on September 15, 2022, to shareholders of record on September 1, 2022. Net repayments of debt were approximately $2.9 million and distributions to noncontrolling interests were $2.1 million. We have debt maturities of $38.7 million due in December of this year which we intend to repay through operating cash flows and available cash balances.

UFP INDUSTRIES, INC.

On June 25, 2022, we had $7.2 million outstanding on our $550 million revolving credit facility, and we had approximately $535.7 million in remaining availability after considering $7.1 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 25, 2022.

At the end of the second quarter of 2022, we have approximately $1.2 billion in total liquidity, consisting of our net cash surplus and remaining availability under our revolving credit facility and a shelf agreement with certain lenders providing up to $500 million in borrowing capacity.

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

UFP INDUSTRIES, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 25, 2022 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended June 25, 2022, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
March 27 – April 30, 2022	755,558	77.40	755,558	1,803,958
May 1 – 28, 2022	363,659	77.54	363,659	1,440,299
May 29 – June 25, 2022	46,051	65.00	46,051	1,394,248
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

On November 14, 2001, the Board of Directors approved a share repurchase program (which succeeded a previous program) allowing us to repurchase up to 2.5 million shares of our common stock. On October 14, 2010, our Board authorized 2 million shares to be repurchased under our share repurchase program. On February 15, 2022, our Board authorized an additional 1.5 million shares to be repurchased under our existing share repurchase program. The total number of remaining shares that may be repurchased under the program is approximately 1.4 million.

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

UFP INDUSTRIES, INC.

Date: August 3, 2022	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: August 3, 2022	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer