Form 10-Q
period 2022-09-24
UFP INDUSTRIES INC
filed 2022-11-03
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 24, 2022
Common stock, $1 par value	61,637,514

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)
	September 24,	December 25,	September 25,
	2022	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$449,135	$286,662	$138,637
Restricted cash	729	4,561	17,592
Investments	33,113	36,495	33,723
Accounts receivable, net	877,776	737,805	783,959
Inventories:
Raw materials	425,765	416,043	368,185
Finished goods	581,118	547,277	532,480
Total inventories	1,006,883	963,320	900,665
Refundable income taxes	28,771	4,806	14,134
Other current assets	39,956	39,827	34,040
TOTAL CURRENT ASSETS	2,436,363	2,073,476	1,922,750
DEFERRED INCOME TAXES	3,139	3,462	2,330
RESTRICTED INVESTMENTS	19,552	19,310	18,925
RIGHT OF USE ASSETS	101,001	96,703	94,481
OTHER ASSETS	94,090	31,876	29,168
GOODWILL	319,183	315,038	292,318
INDEFINITE-LIVED INTANGIBLE ASSETS	7,332	7,369	7,380
OTHER INTANGIBLE ASSETS, NET	113,880	109,017	93,984
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,323,896	1,212,113	1,156,070
Less accumulated depreciation and amortization	(679,889)	(623,093)	(603,159)
PROPERTY, PLANT AND EQUIPMENT, NET	644,007	589,020	552,911
TOTAL ASSETS	3,738,547	3,245,271	3,014,247
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$4,174	$17,030	$10,812
Accounts payable	323,404	319,125	292,933
Accrued liabilities:
Compensation and benefits	298,384	289,196	249,242
Other	111,596	84,853	90,348
Current portion of lease liability	23,767	23,155	22,242
Current portion of long-term debt	41,536	42,683	93
TOTAL CURRENT LIABILITIES	802,861	776,042	665,670
LONG-TERM DEBT	275,417	277,567	310,119
LEASE LIABILITY	80,903	76,632	75,548
DEFERRED INCOME TAXES	62,436	60,964	39,198
OTHER LIABILITIES	40,628	37,497	46,238
TOTAL LIABILITIES	1,262,245	1,228,702	1,136,773
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$7,563	$—	$—
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 61,637,514, 61,901,851 and 61,887,770	61,638	61,902	61,888
Additional paid-in capital	284,025	243,995	239,563
Retained earnings	2,102,764	1,678,121	1,552,593
Accumulated other comprehensive loss	(11,348)	(5,405)	(3,278)
Total controlling interest shareholders’ equity	2,437,079	1,978,613	1,850,766
Noncontrolling interest	31,660	37,956	26,708
TOTAL SHAREHOLDERS’ EQUITY	2,468,739	2,016,569	1,877,474
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,738,547	$3,245,271	$3,014,247

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
NET SALES	$2,322,855	$2,093,784	$7,713,042	$6,619,329
COST OF GOODS SOLD	1,872,679	1,766,229	6,281,051	5,583,926
GROSS PROFIT	450,176	327,555	1,431,991	1,035,403
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	214,327	169,467	649,015	504,104
OTHER (GAINS) LOSS, NET	(1,195)	(10,037)	1,341	(11,248)
EARNINGS FROM OPERATIONS	237,044	168,125	781,635	542,547
INTEREST EXPENSE	3,516	3,433	10,213	10,483
INTEREST AND INVESTMENT LOSS (INCOME)	1,658	371	6,905	(3,614)
EQUITY IN EARNINGS OF INVESTEE	1,208	946	2,740	2,411
	6,382	4,750	19,858	9,280
EARNINGS BEFORE INCOME TAXES	230,662	163,375	761,777	533,267
INCOME TAXES	58,561	37,628	188,692	127,909
NET EARNINGS	172,101	125,747	573,085	405,358
LESS NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,860)	(4,706)	(13,023)	(7,624)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$167,241	$121,041	$560,062	$397,734

EARNINGS PER SHARE – BASIC	$2.68	$1.94	$8.93	$6.40
EARNINGS PER SHARE – DILUTED	$2.66	$1.94	$8.89	$6.38

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	172,101	125,747	573,085	405,358
OTHER COMPREHENSIVE LOSS	(4,477)	(2,024)	(5,676)	(1,500)
COMPREHENSIVE INCOME	167,624	123,723	567,409	403,858
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,273)	(4,496)	(13,290)	(7,608)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$163,351	$119,227	$554,119	$396,250

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest	Total	Equity
Balance on December 26, 2021	$61,902	$243,995	$1,678,121	$(5,405)	$37,956	$2,016,569	$—
Net earnings			189,703		3,428	193,131
Foreign currency translation adjustment				2,930	949	3,879
Unrealized loss on debt securities				(695)		(695)
Distributions to noncontrolling interest					(2,053)	(2,053)
Cash dividends - $0.20 per share - quarterly			(12,541)			(12,541)
Issuance of 9,734 shares under employee stock purchase plan	10	653				663
Issuance of 787,045 shares under stock grant programs	787	8,959				9,746
Issuance of 79,973 shares under deferred compensation plans	80	(80)				—
Repurchase of 44,442 shares	(45)		(3,499)			(3,544)
Expense associated with share-based compensation arrangements		6,883				6,883
Accrued expense under deferred compensation plans		6,134				6,134
Balance on March 26, 2022	$62,734	$266,544	$1,851,784	$(3,170)	$40,280	$2,218,172	$—
Net earnings			203,118		4,735	207,853
Foreign currency translation adjustment				(3,660)	(95)	(3,755)
Unrealized loss on debt securities				(628)		(628)
Cash dividends - $0.25 per share - quarterly			(15,474)			(15,474)
Issuance of 13,875 shares under employee stock purchase plan	14	781				795
Issuance of 28,154 shares under stock grant programs	28	1,092				1,120
Issuance of 11,605 shares under deferred compensation plans	12	(12)				—
Repurchase of 1,165,268 shares	(1,165)		(88,506)			(89,671)
Expense associated with share-based compensation arrangements		5,556				5,556
Accrued expense under deferred compensation plans		1,100				1,100
Balance on June 25, 2022	$61,623	$275,061	$1,950,922	$(7,458)	$44,920	$2,325,068	$—
Net earnings			167,241		4,380	171,621	480
Foreign currency translation adjustment				(3,330)	(29)	(3,359)	(558)
Unrealized loss on debt securities				(560)		(560)
Distributions to noncontrolling interest					(9,970)	(9,970)
Redeemable noncontrolling interest					(7,641)	(7,641)	7,641
Cash dividends - $0.25 per share - quarterly			(15,405)			(15,405)
Issuance of 10,678 shares under employee stock purchase plans	11	641				652
Net forfeitures of 6,396 shares under stock grant programs	(6)	(159)	6			(159)
Issuance of 10,705 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		7,407				7,407
Accrued expense under deferred compensation plans		1,085				1,085
Balance on September 24, 2022	$61,638	$284,025	$2,102,764	$(11,348)	$31,660	$2,468,739	$7,563

UFP INDUSTRIES, INC.

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Earnings	Interest	Total
Balance on December 27, 2020	$61,206	$218,224	$1,182,680	$(1,794)	$22,836	$1,483,152
Net earnings			103,311		940	104,251
Foreign currency translation adjustment				(374)	(526)	(900)
Unrealized loss on debt securities				(1,296)		(1,296)
Distributions to noncontrolling interest					(2,914)	(2,914)
Cash dividends - $0.15 per share - quarterly			(9,274)			(9,274)
Issuance of 5,816 shares under employee stock purchase plan	6	357				363
Net issuance of 536,970 shares under stock grant programs	537	3,888	5			4,430
Issuance of 89,690 shares under deferred compensation plans	89	(89)				—
Expense associated with share-based compensation arrangements		2,936				2,936
Accrued expense under deferred compensation plans		5,795				5,795
Balance on March 27, 2021	$61,838	$231,111	$1,276,722	$(3,464)	$20,336	$1,586,543
Net earnings			173,382		1,978	175,360
Foreign currency translation adjustment				1,759	720	2,479
Unrealized gain on debt securities				241		241
Cash dividends - $0.15 per share - quarterly			(9,276)			(9,276)
Issuance of 9,282 shares under employee stock purchase plan	9	564				573
Net forfeitures of 5,718 shares under stock grant programs	(6)	(224)	5			(225)
Issuance of 8,913 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		2,728				2,728
Accrued expense under deferred compensation plans		1,140				1,140
Balance on June 26, 2021	$61,851	$235,309	$1,440,833	$(1,464)	$23,034	$1,759,563
Net earnings			121,041		4,706	125,747
Foreign currency translation adjustment				(1,897)	(210)	(2,107)
Unrealized gain on debt securities				83		83
Additional purchase and adjustment of noncontrolling interest					(822)	(822)
Cash dividends - $0.15 per share - quarterly			(9,281)			(9,281)
Issuance of 10,008 shares under employee stock purchase plan	10	573				583
Net issuance of 17,165 shares under stock grant programs	17	(115)				(98)
Issuance of 9,864 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		2,657				2,657
Accrued expense under deferred compensation plans		1,149				1,149
Balance on September 25, 2021	$61,888	$239,563	$1,552,593	$(3,278)	$26,708	$1,877,474

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 24,	September 25,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$573,085	$405,358
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	68,881	61,741
Amortization of intangibles	13,448	9,369
Expense associated with share-based and grant compensation arrangements	19,979	8,444
Deferred income taxes (credit)	(269)	(594)
Unrealized loss (gain) on investments and other	8,453	(1,756)
Equity in loss of investee	2,740	2,411
Net loss (gain) on sale and disposition of assets	352	(10,482)
Changes in:
Accounts receivable	(137,607)	(141,088)
Inventories	(36,259)	(204,144)
Accounts payable and cash overdraft	(11,247)	53,437
Accrued liabilities and other	31,490	99,067
NET CASH FROM OPERATING ACTIVITIES	533,046	281,763
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(113,725)	(110,092)
Proceeds from sale of property, plant and equipment	2,303	26,597
Acquisitions, net of cash received and purchase of equity method investment	(105,212)	(433,275)
Purchases of investments	(16,925)	(17,866)
Proceeds from sale of investments	10,036	9,857
Other	911	(3,478)
NET CASH USED IN INVESTING ACTIVITIES	(222,612)	(528,257)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	570,700	886,966
Repayments under revolving credit facilities	(571,075)	(888,335)
Repayments of debt	(1,957)	—
Contingent consideration payments and other	(2,564)	(2,664)
Proceeds from issuance of common stock	2,110	1,519
Dividends paid to shareholders	(43,420)	(27,831)
Distributions to noncontrolling interest	(12,023)	(2,914)
Repurchase of common stock	(93,215)	—
Other	(210)	(334)
NET CASH USED IN FINANCING ACTIVITIES	(151,654)	(33,593)
Effect of exchange rate changes on cash	(139)	(292)
NET CHANGE IN CASH AND CASH EQUIVALENTS	158,641	(280,379)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	291,223	436,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$449,864	$156,229

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$286,662	$436,507
Restricted cash, beginning of period	4,561	101
Cash, cash equivalents, and restricted cash, beginning of period	$291,223	$436,608

Cash and cash equivalents, end of period	$449,135	$138,637
Restricted cash, end of period	729	17,592
Cash, cash equivalents, and restricted cash, end of period	$449,864	$156,229

SUPPLEMENTAL INFORMATION:
Interest paid	$9,997	$10,360
Income taxes paid	213,117	136,893
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	3,211	2,366
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	8,424	6,778

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 25, 2021 balances in the accompanying unaudited condensed consolidated balance sheets.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	September 24, 2022				September 25, 2021
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$19	$4,825	$—	$4,844	$19	$2,631	$—	$2,650
Fixed income funds	2,584	16,321	—	18,905	962	17,021	—	17,983
Treasury securities	343	—	—	343	310	—	—	310
Equity securities	15,674	—	—	15,674	18,543	—	—	18,543
Alternative investments	—	—	4,136	4,136	—	—	3,536	3,536
Mutual funds:
Domestic stock funds	11,859	—	—	11,859	9,968	—	—	9,968
International stock funds	1,279	—	—	1,279	1,675	—	—	1,675
Target funds	8	—	—	8	23	—	—	23
Bond funds	132	—	—	132	146	—	—	146
Alternative funds	527	—	—	527	497	—	—	497
Total mutual funds	13,805	—	—	13,805	12,309	—	—	12,309
Total	$32,425	$21,146	$4,136	$57,707	$32,143	$19,652	$3,536	$55,331
Assets at fair value	$32,425	$21,146	$4,136	$57,707	$32,143	$19,652	$3,536	$55,331

From the assets measured at fair value as of September 24, 2022, listed in the table above, $33.2 million of mutual funds, equity securities, and alternative investments are held in Investments, $4.7 million of money market funds are held in Cash and Cash Equivalents, $0.5 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $19.2 million of fixed income funds and $0.1 million of money market funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $52.4 million as of September 24, 2022, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 24, 2022			September 25, 2021
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain	Fair Value
Fixed Income	$21,199	$(2,294)	$18,905	$17,293	$690	$17,983
Treasury Securities	343	—	343	310	—	310
Equity	15,392	282	15,674	14,392	4,151	18,543
Mutual Funds	13,430	(128)	13,302	9,210	2,435	11,645
Alternative Investments	3,079	1,057	4,136	3,370	166	3,536
Total	$53,443	$(1,083)	$52,360	$44,575	$7,442	$52,017

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net unrealized loss of the portfolio was $1.1 million. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 24, 2022 and September 25, 2021.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 24,	September 25,		September 24,	September 25,
	2022	2021	% Change	2022	2021	% Change
Point in Time Revenue	$2,270,438	$2,063,647	10.0%	$7,571,128	$6,530,204	15.9%
Over Time Revenue	52,417	30,137	73.9%	141,914	89,125	59.2%
Total Net Sales	2,322,855	2,093,784	10.9%	$7,713,042	$6,619,329	16.5%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 24,	December 25,	September 25,
	2022	2021	2021
Cost and Earnings in Excess of Billings	$8,477	$5,602	$3,776
Billings in Excess of Cost and Earnings	10,743	10,744	10,373

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Numerator:
Net earnings attributable to controlling interest	$167,241	$121,041	$560,062	$397,734
Adjustment for earnings allocated to non-vested restricted common stock	(6,857)	(3,952)	(21,970)	(12,800)
Net earnings for calculating EPS	$160,384	$117,089	$538,092	$384,934
Denominator:
Weighted average shares outstanding	62,445	62,266	62,743	62,162
Adjustment for non-vested restricted common stock	(2,560)	(2,033)	(2,461)	(2,001)
Shares for calculating basic EPS	59,885	60,233	60,282	60,161
Effect of dilutive restricted common stock	307	168	255	137
Shares for calculating diluted EPS	60,192	60,401	60,537	60,298
Net earnings per share:
Basic	$2.68	$1.94	$8.93	$6.40
Diluted	$2.66	$1.94	$8.89	$6.38

UFP INDUSTRIES, INC.

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on September 24, 2022, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 24, 2022, we had outstanding purchase commitments on commenced capital projects of approximately $65.4 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material. We also distribute products manufactured by other companies. While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no longer exists or has the ability to pay. Historically, these costs have not had a material effect on our consolidated financial statements.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 24, 2022, we had approximately $22.7 million in outstanding payment and performance bonds for open projects. We had approximately $30.6 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 24, 2022, we had outstanding letters of credit totaling $59.9 million, primarily related to certain insurance contracts and industrial development revenue bonds described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers to guarantee our performance under certain insurance contracts. As of September 24, 2022, we have irrevocable letters of credit outstanding totaling approximately $52.8 million for these types of insurance arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under these insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2022 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS AND EQUITY METHOD INVESTMENTS

We completed the following acquisitions in fiscal 2022 and since the end of September 2021, which were accounted for using the purchase or equity method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	June 27, 2022	$65,858 cash paid for equity method investment	$32,048	$33,810	Industrial
Dempsey Wood Products, Inc. (Dempsey)

Located in Orangeburg, South Carolina and founded in 1988, Dempsey is a sawmill which produces products such as kiln dried finished lumber, industrial lumber, green cut stock lumber, pine chips and shavings, landscaping mulch, and sawdust. The Company had sales of approximately $69 million in 2021.

	May 9, 2022	$15,398 cash paid for 100% asset purchase	$4,821	$10,577	Retail
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

	November 22, 2021	$10,831 cash paid for 70% stock purchase and noncontrolling interest, net of acquired cash	$9,562	$1,269	Other
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

The intangible assets for the above investments have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, investments completed since the end of September 2021 and not consolidated with other operations contributed approximately $93.3 million in net sales and $6.1 million in operating profits during the first nine months of 2022.

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of the Company, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of September 24, 2022, the carrying value of our investment in Dempsey is $67.0 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

UFP INDUSTRIES, INC.

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

	Three Months Ended September 24, 2022
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$845,304	$584,808	$777,126	$112,203	$3,414	$2,322,855
Intersegment net sales	87,362	19,778	31,352	102,927	(241,419)	—
Earnings from operations	28,932	77,298	110,384	13,705	6,725	237,044

	Three Months Ended September 25, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$696,201	$573,234	$722,872	$98,689	$2,788	$2,093,784
Intersegment net sales	50,546	23,148	27,574	122,470	(223,738)	—
Earnings from operations	(26,153)	70,408	84,205	20,283	19,382	168,125

	Nine Months Ended September 24, 2022
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,959,976	$1,872,510	$2,538,973	$332,186	$9,397	$7,713,042
Intersegment net sales	220,922	63,438	88,570	338,592	(711,522)	—
Earnings from operations	124,856	253,899	322,034	51,268	29,578	781,635

	Nine Months Ended September 25, 2021
	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,714,440	$1,633,289	$2,021,106	$243,736	$6,758	$6,619,329
Intersegment net sales	163,279	66,039	62,069	345,920	(637,307)	—
Earnings from operations	89,443	190,344	184,330	44,565	33,865	542,547

The following table presents goodwill by segment as of September 24, 2022, and December 25, 2021 (in thousands):

	Retail	Industrial	Construction	All Other	Corporate	Total
Balance as of December 25, 2021	$73,376	$128,541	$89,000	$24,121	$—	$315,038
2022 Acquisitions	11,958	—	—	—	—	11,958
2022 Purchase Accounting Adjustments	293	(5,830)	(1,074)	659	—	(5,952)
Foreign Exchange, Net	—	—	(215)	(1,646)	—	(1,861)
Balance as of September 24, 2022	$85,627	$122,711	$87,711	$23,134	$—	$319,183

UFP INDUSTRIES, INC.

The following table presents total assets by segment as of September 24, 2022, and December 25, 2021 (in thousands).

	Total Assets by Segment
	September 24,	December 25,
Segment Classification	2022	2021	% Change
Retail	$975,733	$844,189	15.6%
Industrial	855,240	741,672	15.3
Construction	834,917	736,157	13.4
All Other	324,113	343,363	(5.6)
Corporate	748,544	579,890	29.1
Total Assets	$3,738,547	$3,245,271	15.2%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.4% in the third quarter of 2022 compared to 23.0% in the third quarter of 2021 and was 24.8% in the first nine months of 2022 compared to 24.0% for the same period in 2021. The increase was primarily due to one-time tax credits recorded as discrete items in 2021 that are not available in 2022.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2022 and 2021 (in thousands, except average share price):

	September 24, 2022
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	34	$71.65

Shares issued under the employee stock gift program	2	78.60
Shares issued under the director retainer stock program	3	83.24
Shares issued under the bonus plan	755	82.73
Shares issued under the executive stock match plan	62	82.87
Forfeitures	(13)
Total shares issued under stock grant programs	809	$82.73

Shares issued under the deferred compensation plans	102	$82.36

During the first nine months of 2022, we repurchased approximately 1,210,000 shares of our common stock at an average share price of $77.06.

UFP INDUSTRIES, INC.

	September 25, 2021
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	25	$71.18

Shares issued under the employee stock gift program	2	76.80
Shares issued under the director retainer stock program	4	69.80
Shares issued under the bonus plan	487	57.06
Shares issued under the executive stock grants plan	77	60.24
Forfeitures	(21)
Total shares issued under stock grant programs	549	$57.64

Shares issued under the deferred compensation plans	108	$62.48

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. There was no lower of cost or net realizable value adjustment to inventory as of September 24, 2022 and the lower of cost or net realizable value adjustment to inventory as September 25, 2021 was $1.3 million.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased approximately 32,000 shares for $2.2 million, at an average share price of $69.31.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company does not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; government regulations, particularly involving environmental and safety regulations, government imposed “stay at home” orders and directives to cease or curtail operations; and our ability to make successful business acquisitions. Certain of these risk factors as well as other risk factors and additional information are included in the Company's reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the third quarter of 2022.

OVERVIEW

Our results for the third quarter of 2022 include the following highlights:

●	Our net sales were up 11% compared to the third quarter of 2021, which was comprised of a 6% increase in selling prices, a 2% increase in unit sales due to acquisitions completed since September of last year, and a 3% increase in organic unit sales. The overall increase in our selling prices is due to a combination of higher lumber prices and operating costs, an improvement in our product mix of value-added products which tend to be sold on a fixed price, elevated end market demand, and our value-based selling initiatives. Organic unit growth of 6% in our construction segment and 5% in our retail segment was offset by an organic unit decline of 2% in our industrial segment.
●	Our gross profits increased by $122.6 million, or 37.4%, compared to the same period of the prior year. Acquired operations contributed $8.3 million to the increase in our gross profits. Excluding the impact of acquisitions, gross profits increased by $114.3 million. We estimate that value-added products contributed $62.9 million and commodity-based products contributed $51.4 to the increase in gross profit.
●	Our operating profits increased $68.9 million, or 41%, compared to the third quarter of 2021. This increase resulted from a variety of factors including improved leveraging of our fixed costs in business units that experienced organic growth, increased sales of new and value-added products which have higher gross margins, and our ability to effectively include lumber and other cost increases in the selling prices of our products. In addition, our value-based and selective selling practices have enabled us to improve our profit per unit. Acquisitions contributed approximately $3.7 million to our increase in operating profits.

UFP INDUSTRIES, INC.

●	Our cash flows from operations for the first nine months of 2022 increased to $535 million compared to $282 million of cash flows provided by operations during the first nine months of 2021. The improved cash flows resulted from net earnings and non-cash expenses totaling $687 million, compared to $475 million last year, offset by a $152 million increase in net working capital since the end of last year, compared to a $193 million increase in the prior year. This year, customer demand, particularly in our retail segment, followed more typical seasonal trends which allowed us to improve our inventory turns.
●	Our cash surplus at the end of September 2022 was $134.6 million compared to net debt (debt and cash overdraft less cash) of $182.4 million at the end of September 2021. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash surplus resulted in total liquidity of approximately $1.5 billion at the end of the third quarter of 2022.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2022	2021
January	$1,112	$890
February	1,225	954
March	1,321	1,035
April	1,051	1,080
May	948	1,428
June	670	1,344
July	621	690
August	625	443
September	556	412

Third quarter average	$601	$515
Year-to-date average	$903	$920

Third quarter percentage change	16.7%
Year-to-date percentage change	(1.8)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2022	2021
January	$1,010	$858
February	1,115	903
March	1,198	938
April	902	922
May	732	1,150
June	574	1,052
July	547	564
August	589	448
September	533	438

Third quarter average	$556	$483
Year-to-date average	$800	$808

Third quarter percentage change	15.1%
Year-to-date percentage change	(1.0)%

The sequential decrease in overall lumber prices for the third quarter of the year was primarily due to demand in the retail and housing markets beginning to return to more normalized levels and improvements in supply chain constraints. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 51.9% and 58.0% of our sales in the first nine months of 2022 and 2021, respectively. The decrease from the prior year ratio reflects an improvement in our sales mix of value-added products as well as our value-based selling practices.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers. We believe our percentage of sales of fixed price items is usually greatest in our third and fourth quarters.

UFP INDUSTRIES, INC.

●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate the customers’ needs and we carry anticipated levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. We believe our sales of these products are at their highest relative level in our third quarter, primarily due to pressure-treated lumber sold in our retail segment.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This would include treated lumber, which comprised approximately 22% of our total net sales in the first nine months of 2022. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. We estimate that 17.3% of our total purchases for the first nine months of 2022 were completed under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS

We completed three business acquisitions during the first nine months of fiscal 2022 and nine during all of fiscal 2021. The annual historical sales attributable to acquisitions completed in the first nine months of fiscal 2022 was approximately $131 million, while the annual historical sales attributable to acquisitions completed during the last quarter of 2021 was approximately $76 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2022 and 2021 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.6	84.4	81.4	84.4
Gross profit	19.4	15.6	18.6	15.6
Selling, general, and administrative expenses	9.2	8.1	8.4	7.6
Other (gains) losses, net	(0.1)	(0.5)	—	(0.2)
Earnings from operations	10.2	8.0	10.1	8.2
Other expense, net	0.3	0.2	0.3	0.1
Earnings before income taxes	9.9	7.8	9.9	8.1
Income taxes	2.5	1.8	2.4	1.9
Net earnings	7.4	6.0	7.4	6.1
Less net earnings attributable to noncontrolling interest	(0.2)	(0.2)	(0.2)	(0.1)
Net earnings attributable to controlling interest	7.2%	5.8%	7.3%	6.0%

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

	Percentage Change
	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Units sold	5.0%	13.0%	5.0%	30.0%
Gross profit	37.4	35.9	38.3	68.8
Selling, general, and administrative expenses	26.5	25.9	28.7	40.9
Earnings from operations	41.0	57.7	44.1	110.6

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

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Gross profit	$450,176	$327,555	$1,431,991	$1,035,403
Selling, general, and administrative expenses	$214,327	$169,467	$649,015	$504,104
SG&A as percentage of gross profit	47.6%	51.7%	45.3%	48.7%

Bonus expense, which is a component of SG&A, increased in the third quarter to $58 million compared to $44 million in the prior year. Modifications made to our bonus plan during 2022 are intended to reduce the payout rate when higher levels of pre-bonus earnings from operations are achieved. The adjustment to reduce bonus expense based on the new parameters was recorded in the second quarter and totaled $17 million. As a result of this change, our year to date bonus accrual rate has decreased to 19.0% of pre-bonus earnings from operations from a historical rate of approximately 21.0%. Bonus rates continue to be derived based on return on investment achieved. Bonus expense in the first nine months of 2022 totaled $183 million compared to $141 million in the prior year.

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended September 24, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$845,304	$584,808	$777,126	$112,203	$3,414	$2,322,855
Cost of goods sold	767,841	440,975	577,552	82,740	3,571	1,872,679
Gross profit	77,463	143,833	199,574	29,463	(157)	450,176
Selling, general, administrative expenses	48,435	66,521	89,455	16,752	(6,836)	214,327
Other	96	14	(265)	(994)	(46)	(1,195)
Earnings from operations	$28,932	$77,298	$110,384	$13,705	$6,725	$237,044

UFP INDUSTRIES, INC.

	Three Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$696,201	$573,234	$722,872	$98,689	$2,788	$2,093,784
Cost of goods sold	685,369	446,822	568,809	63,082	2,147	1,766,229
Gross profit	10,832	126,412	154,063	35,607	641	327,555
Selling, general, administrative expenses	36,899	55,723	70,663	15,996	(9,814)	169,467
Other	86	281	(805)	(672)	(8,927)	(10,037)
Earnings from operations	$(26,153)	$70,408	$84,205	$20,283	$19,382	$168,125

	Nine Months Ended September 24, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$2,959,976	$1,872,510	$2,538,973	$332,186	$9,397	$7,713,042
Cost of goods sold	2,674,996	1,417,006	1,950,671	230,100	8,278	6,281,051
Gross profit	284,980	455,504	588,302	102,086	1,119	1,431,991
Selling, general, administrative expenses	159,490	200,987	266,430	49,733	(27,625)	649,015
Other	634	618	(162)	1,085	(834)	1,341
Earnings from operations	$124,856	$253,899	$322,034	$51,268	$29,578	$781,635

	Nine Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	$2,714,440	$1,633,289	$2,021,106	$243,736	$6,758	$6,619,329
Cost of goods sold	2,480,804	1,292,102	1,644,069	160,853	6,098	5,583,926
Gross profit	233,636	341,187	377,037	82,883	660	1,035,403
Selling, general, administrative expenses	144,375	150,739	193,144	40,021	(24,175)	504,104
Other	(182)	104	(437)	(1,703)	(9,030)	(11,248)
Earnings from operations	$89,443	$190,344	$184,330	$44,565	$33,865	$542,547

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 24, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.8	75.4	74.3	73.7	—	80.6
Gross profit	9.2	24.6	25.7	26.3	—	19.4
Selling, general, administrative expenses	5.7	11.4	11.5	14.9	—	9.2
Other	—	—	—	(0.9)	—	—
Earnings from operations	3.4%	13.2%	14.2%	12.2%	—	10.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	98.4	77.9	78.7	63.9	—	84.4
Gross profit	1.6	22.1	21.3	36.1	—	15.6
Selling, general, administrative expenses	5.3	9.7	9.8	16.2	—	8.1
Other	—	—	(0.1)	(0.7)	—	(0.5)
Earnings from operations	(3.8)%	12.3%	11.6%	20.6%	—	8.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 24, 2022

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.4	75.7	76.8	69.3	—	81.4
Gross profit	9.6	24.3	23.2	30.7	—	18.6
Selling, general, administrative expenses	5.4	10.7	10.5	15.0	—	8.4
Other	0.2	—	—	0.3	—	—
Earnings from operations	4.2%	13.6%	12.7%	15.4%	—	10.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 25, 2021

	Retail	Industrial	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	91.4	79.1	81.3	66.0	—	84.4
Gross profit	8.6	20.9	18.7	34.0	—	15.6
Selling, general, administrative expenses	5.3	9.2	9.6	16.4	—	7.6
Other	—	—	—	(0.7)	—	(0.2)
Earnings from operations	3.3%	11.7%	9.1%	18.3%	—	8.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments, for national home centers and other retailers, engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Third quarter 2022 versus third quarter 2021	10.9%	5.9%	5.0%	2.0%	3.0%
Year-to-date 2022 versus year-to-date 2021	16.5%	11.5%	5.0%	3.0%	2.0%
●	Diversifying our end market sales mix by increasing sales of structural wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, increasing our sales of engineered wood components for custom home, multi-family, military and light commercial construction, and increasing our market share with independent retailers.
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold to the retail market, structural wood packaging, engineered wood components, customized interior fixtures, manufactured and assembled concrete forms, and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metal, and plastics. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended September 24, 2022		Three Months Ended September 25, 2021
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	46.6%	53.4%	48.6%	51.4%
Industrial	73.8%	26.2%	69.2%	30.8%
Construction	81.1%	18.9%	74.5%	25.5%
All Other and Corporate	76.7%	23.3%	70.7%	29.3%
Total Sales	66.3%	33.7%	64.1%	35.9%

UFP INDUSTRIES, INC.

	Nine Months Ended September 24, 2022		Nine Months Ended September 25, 2021
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	44.2%	55.8%	43.3%	56.7%
Industrial	70.6%	29.4%	66.6%	33.4%
Construction	75.9%	24.1%	70.5%	29.5%
All Other and Corporate	74.9%	25.1%	71.6%	28.4%
Total Sales	62.2%	37.8%	58.2%	41.8%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products increased approximately 9% in the third quarter of 2022 compared to 2021, comprised of a 4% contribution from acquisitions and 5% organic growth. Our overall unit sales of value-added products increased approximately 7% in the first nine months of 2022 compared to the same period last year, comprised of a 3% contribution from acquisitions and 4% organic growth. Our organic unit sales of commodity-based products increased approximately 1% quarter-over-quarter and our overall unit sales of commodity-based products increased approximately 4% in the first nine months of 2022 compared to the same period last year, comprised of a 3% contribution from acquisitions and 1% organic growth.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration. New product sales in the third quarter of 2022 increased 38%. Approximately $303 million of new product sales for the first nine months of 2021, while still sold, were sunset in 2022 and excluded from the table below because they no longer meet the definition above. Through the first nine months of the year, we will have exceeded our goal of annual new product sales of at least $525 million in 2022.

The table below presents new product sales in thousands:

	New Product Sales by Segment			New Product Sales by Segment
	Three Months Ended			Nine Months Ended
	September 24,	September 25,	%	September 24,	September 25,	%
	2022	2021	Change	2022	2021	Change
Retail	$80,237	56,847	41.1%	$247,410	$176,814	39.9%
Industrial	63,965	42,066	52.1%	203,388	107,544	89.1%
Construction	33,300	28,858	15.4%	111,098	71,157	56.1%
All Other and Corporate	481	763	(37.0)%	1,875	1,671	12.2%
Total New Product Sales	177,983	128,534	38.5%	$563,771	$357,186	57.8%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the third quarter of 2022 increased by 21% compared to the same period of 2021, primarily due to a 15% increase in selling prices, a 2% decrease due to the transfer of certain product sales to the Construction segment this year, an organic unit increase of 5%, and unit growth from acquisitions of 3%. We experienced organic unit growth in our Sunbelt (20%), UFP Edge (17%), Deckorators (8%), and ProWood (8%) business units. These increases were offset by organic unit decreases in our Outdoor Essentials (17%) and Handprint (13%) business units. Capacity expansion contributed to our unit increases in UFP Edge and our Deckorators mineral-based composite decking. Finally, sales to big box customers were up 30%, while sales to independent retailers increased 7%.

UFP INDUSTRIES, INC.

Gross profits increased by $66.6 million, or 615% to $77.5 million for the third quarter of 2022 compared to the same period last year. The increase in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units increased by a total of $54.4 million, primarily due to a more stable lumber market this year compared to the same period of 2021. The products sold by these units consist primarily of pressure treated lumber sold at a variable price tied to the lumber market.
●	Our UFP Edge and Deckorators business units contributed $7.8 million to the increase in gross profits.
●	Acquired operations contributed $2.9 million to the increase in gross profits.
●	The transfer of certain concrete forming business unit sales to the Construction segment partially offset the increase in gross profit by $2.7 million.

SG&A increased by approximately $11.5 million, or 31.3%, in the third quarter of 2022 compared to the same period of 2021. SG&A of recently acquired businesses added roughly $1.7 million to overall SG&A. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $5.1 million from the third quarter of 2021 and totaled approximately $8.0 million for the quarter. The remaining increase was primarily due to increases in salaries and wages of $1.9 million, sales incentive compensation of $0.5 million, and travel related expenses of $0.5 million.

Earnings from operations for the Retail reportable segment in the third quarter of 2022 were $28.9 million compared to a loss from operations in 2021 of $26.2 million, as a result of the factors mentioned above.

Net sales in the first nine months of 2022 increased by 9% compared to the same period of 2021, due to a 7% increase in selling prices and acquisition unit growth of 5%, offset by a 2% decrease due to the transfer of certain sales to the Construction segment, and an organic unit decrease of 1%. We experienced organic unit growth in our UFP Edge (9%), ProWood (1%), and Sunbelt (1%) business units. This increase was offset by organic unit decreases in our Deckorators (5%),Outdoor Essentials (15%), and Handprint (18%) business units. Capacity expansion contributed to our unit increase in UFP Edge. Finally, sales to big box customers increased 11%, while sales to independent retailers increased 3%.

Gross profits increased by $51.3 million, or 22.0% to $285.0 million for the first nine months of 2022 compared to the same period last year. Our increase in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units increased by a total of $36.6 million, primarily due to the same factors discussed above.
●	Acquired operations contributed $17.3 million to the increase in gross profits.
●	The transfer of certain concrete forming business unit sales to the Construction segment partially offset the increase in gross profit by $9.4 million.

SG&A increased by approximately $15.1 million, or 10.5%, in the first nine months of 2022 compared to the same period of 2021. SG&A of recently acquired businesses added $5.8 million to overall SG&A. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $5.4 million and totaled approximately $32.5 million for the first nine months of 2022. Bonus expense decreased due to the plan modification disclosed above. The remaining increase in SG&A was primarily due to increases in salaries and wages of $3.8 million, advertising of $2.0 million, travel-related expenses of $1.9 million, bad debt expenses of $1.1 million and employee benefits of $1.1 million.

UFP INDUSTRIES, INC.

Earnings from operations for the Retail reportable segment increased in the first nine months of 2022 compared to 2021 by $35.4 million, or 39.6%, as a result of the factors mentioned above.

Industrial Segment

Net sales in the third quarter of 2022 increased 2% compared to the same period of 2021, due to a 1% increase in selling prices and acquisition unit growth of 3%, offset by a 2% decrease in organic unit sales. The components of our change in organic unit sales includes increases associated with $12 million in sales to new customers, $22 million of sales to new locations of existing customers, and $12 million of new product sales. These increases were offset by decreases in unit sales on other accounts.

Gross profits increased by $17.4 million, or 13.8%, for the third quarter of 2022 compared to the same period last year. Acquisitions contributed $3.7 million to the increase in gross profit. The remaining increase is a result of executing value-based selling initiatives and maintaining pricing discipline as we operate in an environment of elevated demand and capacity constraints, as well as favorable changes in our value-added sales mix. Excluding acquisitions, we estimate that value-added products contributed an $18.6 million increase in gross profit, while commodity-based products experienced a $4.9 million decline in gross profit. Value-added sales increased to 73.8% of total net sales in the third quarter of 2022 compared to 69.2% of total net sales in the third quarter of 2021. The increase in value-added sales and gross profits is due in part to new products which contributed $7.3 million to gross profits this year ($1.5 million from acquisitions).

SG&A increased by approximately $10.8 million, or 19.4%, in the third quarter of 2022 compared to the same period of 2021. Acquired operations since the third quarter of 2021 contributed approximately $2.2 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $1.2 million relative to the third quarter of 2021, and totaled $19.9 million for the quarter. Bonus expense was impacted by the plan modification disclosed above. The remaining increase was primarily due to increases in bad debt expense of $4.9 million and travel related expenses of $0.6 million.

Earnings from operations for the Industrial reportable segment increased in the third quarter of 2022 compared to 2021 by $6.9 million, or 9.8%, due to the factors discussed above.

Net sales in the first nine months of 2022 increased 15% compared to the same period of 2021, due to a 16% increase in selling prices and acquisition unit growth of 2%, offset by a 3% decrease in organic unit sales.  The increase in our selling prices is a result of passing along higher lumber prices and other operating costs, executing value-based selling initiatives and maintaining pricing discipline as we operate in an environment of elevated demand and capacity constraints. The components of our change in organic unit sales includes increases associated with $44 million in sales to new customers, $64 million of sales to new locations of existing customers, and $80 million of new product sales ($16.7 million from acquisitions). These increases were offset by decreases in unit sales on other accounts.

Gross profits increased by $114.3 million, or 33.5%, for the first nine months of 2022 compared to the same period last year. Acquisitions contributed $6.8 million to the increase in gross profit. The remaining increase is a result of the pricing increases discussed above as well as favorable changes in our value-added sales mix. Excluding acquisitions, we estimate that value-added products and commodity-based products contributed $104.7 million and $2.8 million, respectively, to the increase in gross profit. Value-added sales increased to 70.6% of total net sales in the first nine months of 2022 compared to 66.6% of total net sales in the first nine months of 2021. The increase in value-added sales and gross profits is due in part to new products which contributed $33 million to gross profits this year ($4.6 million from acquisitions).

UFP INDUSTRIES, INC.

SG&A increased by approximately $50.2 million, or 33.3%, in the first nine months of 2022 compared to the same period of 2021. Acquired operations since the first nine months of 2021 contributed approximately $4.5 million to our increase in costs. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $12.9 million, and totaled $63.3 million for the nine months of 2022. Bonus expense was also impacted by the plan modification disclosed above. The remaining increase was primarily due to increases in bad debt expense of $12.9 million, sales incentive compensation of $6.2 million, travel related expenses of $1.6 million, medical benefits expense of $1.3 million, and salaries and wages of $1.0 million.

Earnings from operations for the Industrial reportable segment increased in the first nine months of 2022 compared to 2021 by $63.6 million, or 33.4%, due to the factors discussed above.

Construction Segment

Net sales in the third quarter of 2022 increased 8% compared to the same period of 2021, due to organic unit sales growth of 6% and a 2% increase due to the transfer of certain sales from the Retail segment. Organic unit changes within this segment consist of increases of 36% in commercial construction, 36% in concrete forming, 9% in factory-built housing, offset by a 7% decrease in site-built construction.

●	The organic increase in commercial is due primarily to an increase in customer demand in its retail business. As of September 24, 2022 and December 25, 2021, we estimate that backlog orders associated with commercial construction approximated $101.2 million and $84.6 million, respectively.
●	The organic unit increase in concrete forming is comprised of a 30% increase in our value-added unit sales and a 6% increase in our commodity-based unit sales. The unit increase in value-added sales is due to an increase in manufactured and assembled concrete forms and engineered wood product sales to new customers and existing customers as well as geographic expansion in the northeast.
●	The organic unit increase in factory-built is primarily due to an increase in industry production.
●	Capacity constraints impacted our ability to grow our site-built business unit. Consequently we have been selective in the business we take in order to maximize profitability. As of September 24, 2022 and December 25, 2021, we estimate that backlog orders associated with site-built construction approximated $118.1 million and $113.5 million, respectively.

Gross profits increased by $45.5 million, or 29.5%, for the third quarter of 2022 compared to the same period of 2021. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit increased by $39.2 million as a result of being more selective in the business that we take during this period of elevated demand and capacity constraints.
●	Gross profits in our factory-built housing business unit decreased $4.6 million due to the impact of falling market prices on certain variable priced products.
●	The gross profit of our commercial construction business unit increased $6.4 million as a result of increased unit sales, better productivity and other operational improvements, as well as improved pricing discipline.
●	The gross profit of our concrete forming business unit increased by $4.5 million, including $2.7 million as a result of the transfer of sales from the Retail segment.

UFP INDUSTRIES, INC.

SG&A increased by approximately $18.8 million, or 26.6%, in the third quarter of 2022 compared to the same period of 2021. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $8.0 million, and totaled $27.5 million for the quarter. Bonus expense was also impacted by previously discussed modifications in our plan. The remaining increase was primarily due to increases in professional fees of $2.6 million, sales incentive compensation of $2.2 million, bad debt expense of $1.3 million, salaries and wages of $1.1 million, and travel related expenses of $0.5 million.

Earnings from operations for the Construction reportable segment increased in the third quarter of 2022 compared to 2021 by $26.2 million, or 31.1%, due to the factors mentioned above.

Net sales in the first nine months of 2022 increased 25.6% compared to the same period of 2021, due to a 13% increase in selling prices, 3% due to the transfer of certain product sales from the Retail segment, and organic unit sales growth of 10%. Organic unit changes within this segment consisted of increases of 30% in concrete forming, 43% in commercial construction, and 14% in factory-built housing. The organic unit sales of our site-built business unit decreased by 3% due to capacity constraints.

Gross profits increased by $211.3 million, or 56.0%, for the first nine months of 2022 compared to the same period of 2021. The increase in our gross profit was comprised of the following factors:

●	Gross profits in our site-built construction business unit increased by $147.6 million as a result of being more selective in the business that we take during this period of elevated demand and capacity constraints.
●	Gross profits in our factory-built housing business unit increased $31.6 million as a result of increased unit sales and leveraging fixed costs. In addition, value-added sales in this business unit increased to 56.5% of total net sales in the first nine months of 2022 compared to 49.4% of total net sales in the first nine months of 2021. The increase in new product sales contributed approximately $2.5 million in gross profits this year.
●	The gross profit of our concrete forming business unit increased by $14.6 million, including $9.4 million as a result of the transfer of sales from the Retail segment.
●	The gross profit of our commercial construction business unit increased $16.2 million as a result of increased unit sales, better productivity and other operational improvements, as well as improved pricing discipline.
●	Acquired businesses contributed $1.2 million.

SG&A increased by approximately $73.3 million, or 37.9%, in the first nine months of 2022 compared to the same period of 2021. Acquired operations since the first nine months of 2021 contributed approximately $1.2 million to the increase in SG&A. Accrued bonus expense, which varies with our overall profitability and return on investment, increased approximately $32.6 million, and totaled $78.8 million for the first nine months of 2022. Bonus expense was also impacted by previously discussed modifications in our plan. The remaining increase was primarily due to increases in sales incentive compensation of $18.0 million, bad debt expense of $4.0 million, salaries and wages of $3.0 million, professional fees of $2.2 million, travel related expenses of $1.9 million, and medical benefits of $1.2 million.

Earnings from operations for the Construction reportable segment increased in the first nine months of 2022 compared to 2021 by $137.7 million, or 74.7%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant, and in the prior year it also consisted of gains on the sale of certain real estate.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.4% in the third quarter of 2022 compared to 23.0% in the third quarter of 2021 and was 24.8% in the first nine months of 2022 compared to 24.0% for the same period in 2021. The increase was primarily due to one-time tax credits recorded as discrete items in 2021 that are not available in 2022.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 24,	September 25,
	2022	2021
Cash from operating activities	$533,046	$281,763
Cash used in investing activities	(222,612)	(528,257)
Cash used in financing activities	(151,654)	(33,593)
Effect of exchange rate changes on cash	(139)	(292)
Net change in all cash and cash equivalents	158,641	(280,379)
Cash, cash equivalents, and restricted cash, beginning of period	291,223	436,608
Cash, cash equivalents, and restricted cash, end of period	$449,864	$156,229

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

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 55 days from 57 days during the third quarter of 2022 compared to the prior year period.

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Days of sales outstanding	35	35	34	34
Days supply of inventory	40	43	39	38
Days payables outstanding	(20)	(21)	(20)	(20)
Days in cash cycle	55	57	53	52

The decrease in our cash cycle in the third quarter of 2022 compared to the same period of 2021 was primarily due to a three day decrease in our days supply of inventory partially offset by a one day decrease in our payables cycle. The decrease in our days supply of inventory in the third quarter was due to more typical seasonal demand trends in the current year which allowed us to improve our inventory turns.

Our cash flows from operations for the first nine months of 2022 increased to $533 million compared to $282 million of cash from operations during the first nine months of 2021. This improvement in operational cash flows is due to net earnings and non-cash expenses totaling $687 million, compared to $475 million last year, offset by a $154 million increase in net working capital since the end of last year, compared to a $193 million increase in the prior year. This year, customer demand, particularly in our retail segment, followed more typical seasonal trends which allowed us to improve our inventory turns.

Purchases of property, plant, and equipment and acquisitions (refer to Note F for Business Combinations) comprised most of our cash used in investing activities during the first nine months of 2022 and totaled $113.7 million and $105.2 million, respectively. Net purchases of investments totaled $6.9 million. Total proceeds from the sales of property, plant, and equipment were $2.3 million. Outstanding purchase commitments on existing capital projects totaled approximately $65.4 million on September 24, 2022. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, achieve efficiencies through automation, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers) in order to meet higher volumes and replace older rolling stock. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend approximately $175 million on capital projects for the year subject to significant variability due to extended supplier lead times. Notable areas of capital spending include projects to increase the capacity and efficiency of our plants that produce our Deckorators mineral-based composite and wood-plastic composite decking and our UFP Edge siding, pattern and trim products, expand our capacity to produce machine-built pallets and engineered wood components, and take advantage of automation opportunities.

Cash flows from financing activities consisted of cash paid for repurchases of common stock of $93.2 million. We repurchased approximately 1.21 million shares of our common stock for $93.2 million for the year at an average share price of $77.06. The total number of remaining shares that may be repurchased under the program is approximately 1.4 million. Dividends paid during the first nine months of 2022 include first quarter dividends of $12.5 million ($0.20 per share) and second and third quarter dividends of $30.9 million ($0.25 per share). On October 19, 2022, the Board approved a quarterly dividend payment of $0.25 per share, payable on December 15, 2022, to shareholders of record on December 1, 2022. Net repayments of debt were approximately $2.3 million and distributions to noncontrolling interests were $12.0 million. We have debt maturities of $38.7 million due in December of this year which we intend to repay through operating cash flows and available cash balances.

UFP INDUSTRIES, INC.

On September 24, 2022, we had $6.9 million outstanding on our $550 million revolving credit facility, and we had approximately $536.0 million in remaining availability after considering $7.1 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 24, 2022.

At the end of the third quarter of 2022, we have approximately $1.5 billion in total liquidity, consisting of our net cash surplus and remaining availability under our revolving credit facility and a shelf agreement with certain lenders providing up to $500 million in borrowing capacity.

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

FORWARD OUTLOOK

Most recently, our long-term goals have been to:

●	Grow our annual unit sales by 5-7%. We anticipate smaller tuck in acquisitions will continue to contribute toward this goal.
●	Achieve and sustain a 10% EBITDA margin by continuing to enhance our capabilities and grow our portfolio of value-added products.
●	Earn an incremental return on new investment over our cost of capital.
●	Maintain a conservative capital structure.

We believe the effective execution of our strategies will allow us to achieve these long-term goals in the future. However, current economic conditions indicate the U.S. economy is either in or headed towards a recession, which will impact our results and vary depending on its severity and duration. The following factors should be considered when evaluating our future results:

●	Retail sales accounted for 38% of our net sales for the first nine months of 2022. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity.
●	Industrial sales accounted for 24% of our net sales for the first nine months of 2022. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP.

UFP INDUSTRIES, INC.

●	Construction sales accounted for 31% of our net sales for the first nine months of 2022.
-	The site-built business unit accounted for approximately 14% of our net sales for the first nine months of 2022. Approximately one-third of site-built customers are multifamily builders. More than 75% of our site-built residential housing sales are in areas such as Texas and the Mid-Atlantic, Southeast and Mountain West regions, which have experienced significant population growth through migration from other states and are forecasted to continue to grow in the long term. When evaluating future demand, we analyze data from housing starts in those regions.
-	The factory-built business unit accounted for 13% of our net sales for the first nine months of 2022. This business, along with our multifamily business, could benefit from higher interest rates as buyers seek more affordable housing alternatives. As a result of these factors, we believe these customers are better insulated from downturns in the housing market. When evaluating future demand, we analyze data from production of manufactured housing.
-	The commercial and concrete forming business units accounted for approximately 6% of our net sales for the first nine months of 2022. When evaluating future demand, we analyze data from non-residential construction spending.
●	On a consolidated basis, and based on our 2022 forecasted results of operations and business mix, we believe our decremental operating margin is in a range of 15% to 20% of net sales. In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by $0.15 to $0.20. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). We estimate that our decremental margins by segment are as follows:
-	Retail is in a range of 5% to 10%
-	Industrial is in a range of 20% to 25%
-	Construction is in a range of 20% to 25%
●	Key factors that may impact the ranges provided above include estimates of:
-	Changes in our selling prices
-	Changes in our sales mix by segment, business unit, and product
-	The impact and level of the Lumber Market and trends in the commodity and other material costs of our products
-	Changes in labor rates
-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate
-	Inflation and other changes in costs

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure will provide us with sufficient resources to grow our business and also return to shareholders. We plan to continue to pursue a balanced and return driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	Our board just approved another quarterly dividend of $0.25 per share share, representing an increase of 67% from the prior year. We continue to consider our payout ratios and yield when determining the appropriate rate.

UFP INDUSTRIES, INC.

●	For the first nine months of 2022, we repurchased 1.2 million shares of our stock at an average price of $77.06. We have remaining authorization to repurchase up to an additional 1.4 million shares through the balance of the year and will continue to do so at times when the price hits our pre-established target.
●	Capital expenditures in 2022 are likely to be at or below the low end of our targeted capital expenditures range of $175-$225 million, due to the extended lead times required for most equipment and rolling stock. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential of new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 24, 2022 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended September 24, 2022, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(a)	(b)	(c)	(d)
June 26 – July 30, 2022	—	—	—	1,394,248
July 31 – August 27, 2022	—	—	—	1,394,248
August 28 – September 24, 2022	—	—	—	1,394,248
(a)	Total number of shares purchased.
(b)	Average price paid per share.
(c)	Total number of shares purchased as part of publicly announced plans or programs.
(d)	Maximum number of shares that may yet be purchased under the plans or programs.

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

UFP INDUSTRIES, INC.

Date: November 3, 2022	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: November 3, 2022	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer