Form 10-K
period 2022-12-31
UFP INDUSTRIES INC
filed 2023-03-01
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ◻            No ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes ◻            No ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes ◻            No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐            No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 24, 2022 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 31, 2022) was $3,910,464,544 computed at the closing price of $67.35 on that date.

As of February 4, 2023, 61,627,626 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2022 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-18.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2022

PART I

Item 1. Business.

General Development of the Business.

UFP Industries, Inc. (“we” or “our”) is a holding company with subsidiaries throughout North America, Europe, Asia, and Australia that supply products primarily manufactured from wood, wood and non-wood composites, and other materials to three markets: retail, packaging, and construction. We are headquartered in Grand Rapids, Michigan. For more information about UFP Industries, Inc., or our affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 31, 2022 ("2022 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2022 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our business segments consist of UFP Retail Solutions, UFP Packaging and UFP Construction and align with the end markets we serve. Among other things, this structure allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Europe, Asia and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are referred to as “All Other” throughout this report. The Corporate segment includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs, the operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in Corporate. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

Narrative Description of Business.

Historically, we owned and operated a number of manufacturing facilities across North America that served our various markets, and we managed those operations primarily on a geographic basis. As part of that structure, the managers of those facilities and geographic business units were responsible for and compensated on the basis of each facility's, unit's, and region's respective financial performance. This structure fostered a strong entrepreneurial and sales culture, as well as significant revenue growth – from 2011 to 2019 our revenues increased from $1.8 billion to $4.4 billion. We believe that the duration of our relationships with many of our customers, which extend over several decades with certain key customers, is a reflection of our strong sales culture and intense focus on providing custom solutions.

Our growth, including the growth in the size and number of our customers, generated increased demand for a deeper understanding of the markets we serve as well as the need to offer more complete solutions, services, and products for existing and prospective customers. As a result, effective January 1, 2020, we restructured the manner in which we manage our business and serve our customers, prompting the formation of three business segments: Retail Solutions, Packaging, and Construction. This restructuring, focused on our markets, is intended to allow us to better serve our customers, recognize and exploit market opportunities, enhance the efficiency of our operations, and improve the deployment of capital. At the same time, we continue to maintain our existing compensation philosophy and practices of rewarding the financial performance of our plants, business units, and segments, based upon pre-bonus operating profits and return on investment, to preserve our strong entrepreneurial and sales culture.

Our business segments are functionally interdependent and are supported by common corporate services, such as accounting and finance, information technology, human resources, legal and compliance, and others. We regularly invest in automation and create best practices to improve the efficiency of our manufacturing facilities across each of the segments. The results and improvements from these investments are shared among the segments. This exchange of improvements and ideas has also prompted better and faster innovation for new products, processes, and product improvements.

Importantly, the restructuring allows us to better evaluate market conditions and opportunities and more effectively allocate capital and resources to the appropriate segments and business units. Also, we believe that the diversification and manner in which we operate our business provides an inherent hedge against the inevitable business cycles that our markets experience and over which we have little control. Accordingly, our goal is to provide more stable earnings and cash flows to our shareholders. Our diversification and operating practices also mitigate the impact of more volatile lumber market conditions experienced by traditional lumber companies.

Retail Solutions segment. Our Retail Solutions segment is comprised of the following business units: ProWood, Sunbelt, Deckorators and UFP-Edge. The Retail Solutions segment is focused on distinct product offerings which are grouped by brands and business units. These groupings may change periodically as opportunities to gain efficiencies or development of bigger scale and synergy products are created.

ProWood and Sunbelt. Our ProWood and Sunbelt business units manufacture and sell treated lumber products, including decking, fencing, lattice and similar products, as well as decorative and functional lawn and garden products. These business units include our branded ProWood line of pressure-treated and fire retardant products used primarily for outdoor decking environments, including associated accessories. It also includes our branded Outdoor Essentials line of lawn and garden products, consisting of wood and vinyl fencing options, garden beds and planters, pergolas, picnic tables, and other landscaping products. These business units also manufacture and sell commodity based lumber primarily to independent, retail lumber yards.

Deckorators. This business unit includes the manufacture of wood plastic composite and our patented mineral based, composite decking and related decking accessories, including non-wood railing systems, balusters, post caps, and similar products, as well as customized, non-wood fencing.

UFP-Edge. This business unit manufactures and sells exterior siding, pattern, trim and facia products. These products include traditional wood, engineered wood and modified wood siding with a variety of finish and profile alternatives as well as primed wood trim boards and facia. It also includes interior pattern and trim products, as well as pre-painted and primed shiplap and project boards.

We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity-based products on a national basis as we do within this segment. We face competition on individual products from several different producers; however, the majority of these competitors tend to be regional in their efforts and/or do not offer the full line of products that are available from us. We believe the breadth of our product offering, scale and geographic dispersion, proximity of our plants to core customers, product innovation initiatives, purchasing and manufacturing expertise, and service capabilities provide competitive advantages in this market. We estimate we produce approximately 28% of all residential treated wood, 5-6% of all composite decking and accessories, and 9% of all wood and vinyl fencing in the United States.

We supply customers in this segment from many of our locations. Our facilities are able to supply mixed truckloads of products that can be delivered to customers with rapid turnaround from receipt of an order. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products because of their heavier weight. The proximity of our regional facilities to the various outlets of these customers is a factor when developing and establishing annual sales programs. This segment services two of our largest customers, The Home Depot and Lowes, which accounted for approximately 15% and 11%, respectively, of our total net sales in fiscal 2022, 16% and 10%, respectively, in 2021, and 24% and 4%, respectively, in 2020.

See Note M "Segment Reporting" of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2022 for our disaggregated net sales by business unit for our Retail Solutions segment.

Packaging segment. Formerly known as our Industrial segment, this segment is comprised of the following business units: Structural Packaging, PalletOne, and Protective Packaging Solutions.

Structural Packaging. This business unit designs, engineers, manufactures and tests custom packaging products primarily made of wood. These products are custom designed and manufactured based upon specific customer needs and requirements. We serve a wide variety of regional, national, and global customers in several end markets (also referred to by us as "runways") such as durable goods, household goods, agricultural, moving and storage, heavy equipment and automotive. We utilize combinations of various materials through industrial engineering and testing to promote the best value and functionality for our customers.

PalletOne. This business unit designs and manufactures pallets primarily made out of wood and heat-treated wood. Our pallets are designed and manufactured in numerous sizes and compositions and are used by our customers for shipping a wide assortment of consumer and industrial products. This business unit also includes a large recycling operation of previously used pallets.

Protective Packaging Solutions. This business unit consists of a wide variety of products and solutions, such as corrugate, foam, labels, strapping and films. These products are primarily sold as additional offerings to our structural packaging products and pallets and are generally sold as a means of providing a more complete solution to our customers' packaging desires and requirements. Over the last five years, we have added additional products and services to this business unit to meet the increasing demand of our customers to provide innovative solutions to their packaging and shipping needs.

Competition in our structural packaging and PalletOne business units is fragmented and includes numerous suppliers of wood components convenient to the customer. We service this segment with our dedicated regional and national sales teams. We believe we currently supply approximately 15% of all domestic customized structural packaging and have a 10% market share of new machine-built wood pallets. Our Protective Packaging business unit includes recent acquisitions: Advantage Label, Titan Corrugated, and All Boxed Up. We plan to continue to acquire companies with capabilities and product expertise that enhance our ability to offer valuable packaging solutions to our customers.

See Note M "Segment Reporting" of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2022 for our disaggregated net sales by business unit for our Packaging segment.

Construction segment. Our construction segment is comprised of the following business units – Factory-Built Housing, Site-Built Construction, Commercial Construction, and Concrete Forming.

Factory-Built Housing. This business unit designs and manufactures roof trusses, lumber cut and shaped to the customer's specification, plywood, oriented strand board and dimensional lumber, all intended for use in the construction of manufactured housing. Our customers in this market are producers of mobile, modular and prefabricated homes and, to a lesser extent, recreational vehicles (RV). Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. As a result of these advantages, we estimate we produce approximately 45% of all roof trusses used in factory-built housing in the United States. We also distribute products such as siding, electrical, plumbing, and many other specialty products to factory-built housing and RV customers.

Site-Built Construction. This business unit designs and manufactures roof and floor trusses, wall panels, I-joists and lumber packages as well as engineered wood components used to frame residential and light commercial projects. We have recently begun to manufacture and sell alternate materials components such as metal trusses, sheathed and pre-finished light gauge metal wall panels and aluminum decks and rail accessories. Our customers in this market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and light commercial construction. We currently estimate that approximately 75% of the unit's business is for single-family homes while 25% is for multi-family structures.

Competition consists of a number of national and regional building products dealers who also manufacture components and/or provide framing services, as well as many regional manufacturers of engineered wood components. We believe our primary competitive advantages relate to the engineering and design capabilities of our staff, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength, as well as providing a comprehensive turn-key package, including installation in selected markets. As a result of these strengths, we estimate we produce approximately 6% of all engineered wood components used in housing in the United States. Generally, terms of sale and pricing are determined based on contracts we entered into with our customers. We currently supply customers in these markets from manufacturing facilities located in many different states, primarily located in the non-urban Northeast, mid-Atlantic, Southeast, Texas, and Colorado. We have intentionally avoided markets that have experienced more severe volatility and demand for housing. Also, the states in which we have a presence are currently benefiting from recent population migration trends in the United States. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload. We also provide framing services for builders in certain regional markets in which we erect the wood structure.

Commercial Construction. Our commercial construction business unit primarily includes the operations of idX Holdings, Inc. ("idX"). idX is a designer, manufacturer and installer of highly customized interior fixtures, casework and millwork used in a variety of retail and commercial structures representing several end markets. This business unit serves customers throughout North America and to a lesser extent, Asia, in runways such as healthcare, hospitality, quick service restaurants, retail, and financial. We believe that we have a market share of approximately 3% of the total domestic and architectural millwork market.

Concrete Forming. This business unit designs, manufactures and supplies wood forms and related products that are used by our customers to set or form concrete for various structures, including large parking garages, stadiums, bridges, water treatment plants, and other large infrastructure projects. Our customers in this business unit include general contractors as well as distributors.

See Note M "Segment Reporting" of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2022 for our disaggregated net sales by business unit for our Construction segment.

UFP Purchasing/Suppliers. We are one of the largest domestic buyers of solid sawn softwood lumber from primary producers (lumber mills). For 2022, we estimate that we purchased approximately 7% of the 53 billion board feet of North America softwood production. Our purchasing team manages and purchases wood fiber for each of our segments. The significance of our volume and variety of lumber dimensions purchased allows us to consume substantially all of what many of our mill suppliers produce. This has allowed us to maintain long-term relationships with many of those suppliers. In turn, this has allowed us to better manage our raw materials inventory (including managed inventory), lower our costs, and mitigate the volatility of lumber prices.

We use primarily southern yellow pine in our pressure-treating operations and site-built component plants in the Southeastern United States. Southern yellow pine is sourced from mills located throughout the states comprising the Sunbelt. Other species we use include "spruce-pine-fir" from various provinces in Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and European spruce. During 2022 our annual purchases of lumber totaled approximately $3.0 billion and consisted of the following species and their respective percent of total lumber purchases: southern yellow pine (60%), spruce-pine-fir (19%), and douglas fir (4%), while the remaining 17% of lumber purchases comprise various other species and imports outside of North America. Additionally, we purchased approximately $911.2 million in plywood in 2022. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply.

Intellectual Property. We own numerous patents and have several patents pending on technologies related to our business. In addition, we own numerous registered trademarks and claim common law trademark rights to several others. As we develop proprietary brands, we may pursue registration or other formal protection. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

Backlog. Due to the nature of our retail and industrial businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, we would not normally have a backlog of unfilled orders in a material amount. The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of the customer's requirements. In such cases, either we are able to forecast the customer's requirements, or the customer may provide an estimate of its future needs. In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products in question.

On December 31, 2022 and December 25, 2021, we estimate that backlog orders associated with our customized interior fixture businesses approximated $136.7 million and $84.6 million, respectively.

On December 31, 2022 and December 25, 2021, we estimate that backlog orders associated with our site-built construction businesses approximated $91.1 million and $113.5 million, respectively. We expect that the orders above will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note L of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions could adversely affect us.”

Human Capital Management. On December 31, 2022, we had approximately 15,500 employees. For over 65 years, the success of our company has rested on the skill, motivation and performance of our employees. We treat our people honestly and fairly, creating career paths and training opportunities to develop and expand their scope of responsibilities and financial rewards. This approach to human capital, which is embedded in the Company's culture, has fostered an environment where our employees often commit their respective careers to UFP Industries, Inc.

Environmental, Social, and Governance. Matters of sustainability, health and safety, employee welfare, supply chain management, and community engagement are managed by our executive team, with oversight from our Nominating and Corporate Governance, and Personnel and Compensation Committees. We will share our ESG Report in March of 2023, by publishing on our website, in which we will detail our current state as well as our future outlook.

Our manufacturing operations have a long history of environmental stewardship through efficiency and energy savings, waste management, and responsible product sourcing. We quantify our Scope 1 and Scope 2 greenhouse gas (GHG) emissions and are committed to disclosing our Scope 1 and Scope 2 GHG emissions in 2023.

We are driven by operational excellence throughout the enterprise and by cultivating a unique culture that provides significant opportunity for professional and personal growth. In managing our human capital, we have focused our efforts on employee health and safety, equal opportunity for all, and learning and development.

At UFP we welcome all who are willing to work hard. We do not discriminate in hiring, promotion, or opportunity – we believe the best performers should be rewarded commensurately. We prefer hiring people with potential and helping them grow and achieve their goals within our company. To provide opportunity to a broader base of our teammates we removed the requirement of a 4-year degree for sales and management positions and give credit for work experience. We use our internal training programs and UFP Business School to help employees gain functional knowledge and hone the skills and competencies that allow them advancement to greater roles and responsibilities.

We have a long history of supporting talented and hard-working employees go from factory floor to management, sales and operations roles. These transformations require diligence and dedication, and they demonstrate that regardless of background, our teammates at UFP have a chance to make a better life for themselves and their families. We also recognize the need to hire talented individuals from outside the company who bring special expertise and innovative skills to UFP.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

Pressures from various macroeconomic events, including recessionary concerns, heightened inflation, increased interest rates, rising energy prices, supply chain disruptions, and repercussions from the Russia-Ukraine war, have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial performance. The extent to which these macroeconomic pressures may impact our business, results of operations, costs and financial condition will depend on future developments, which continue to be highly uncertain and difficult to predict. While we have planned for and anticipate a mild U.S. recession in 2023, any one or more of the above macroeconomic factors could result in a more severe and longer recessionary cycle, which would have an adverse and potentially material impact on our business and financial performance.

We may be impacted by a significant change in the value of the U.S. dollar and our results of operations may be harmed by currency fluctuations and inflation. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates, and inflation, would impact our import purchases and export sales, which totaled $761.1 million and $323.9 million, respectively, in 2022. In addition, many of our packaging customers export their products; consequently, any adverse impact on those customers from currency fluctuations and inflation may have an adverse impact on our sales to those customers.

Our growth may be limited by the customer demand in the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs, including plywood, as a percentage of net sales were 49.6%, 47.7%, and 51.0% in 2022, 2021, and 2020, respectively.

A significant portion of our sales are concentrated with two customers. Our sales to The Home Depot and Lowes comprised 15% and 11%, respectively, of our total net sales in fiscal 2022, 16% and 10%, respectively, in 2021, and 24% and 4%, respectively, in 2020.

We may be impacted by vertical integration strategies. In certain markets and product lines, our customers or vendors could pursue vertical integration strategies that could have an adverse effect on our sales. We strive to add value and be a low-cost producer while maintaining competitive pricing in each of our markets to mitigate this risk.

We may be impacted by industry capacity of products we supply. From time to time, we may experience excess capacity among suppliers of certain products in some of the markets we serve. Our selling prices and profitability are impacted during periods of shortages or excess industry capacity relative to market demand. We may also experience limited capacity among suppliers of certain products as a result of supply chain challenges, which may impact our profitability and ability to meet sales objectives.

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

Climate change - seasonality and weather conditions due to climate changes could adversely affect us. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. In addition, the majority of our products sold to the Retail and Construction markets are used or installed in outdoor construction applications; therefore, short-term sales volume, productivity and gross profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. To the extent changes in the world’s climate have a greater impact on adverse weather conditions, we would expect more variability in our business operations and results. Climate change, which could result in more and more severe and adverse weather events, would likely create greater volatility in our financial results.

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 7.4%, 7.3%, and 9.2% of net sales in 2022, 2021, and 2020, respectively.

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

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales. Instability of established free trade agreements may lead to raw material and finished goods price volatility. An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $323.9 million in 2022. Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties. Our purchases that are impacted by tariffs were approximately $761.1 million in 2022, including UFP’s U.S. import of Canadian Softwood Lumber of approximately $496.1 million, which is the largest imported commodity. In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

We may be adversely affected by the impact of the COVID-19 (Coronavirus) pandemic and similar outbreaks. Disease outbreaks, such as the recent COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition. Any such outbreak, as well as measures taken by governmental authorities and businesses to limit the spread of this virus, may result in an adverse change in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations. This may cause us to materially curtail certain segments, and could have a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging as of December 31, 2022 was approximately 87% current. Our bad debt expense as a percentage of sales was 0.15%, 0.01%, and 0.02%, in 2022, 2021, and 2020, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 218 facilities located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.

The following tables summarize our property locations assigned by the primary segment the plant serves. Due to the nature of our business and historical operating strategy, many of our locations service more than one segment.

RETAIL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athens, AL	1	Moultrie, GA	1
Bonner, MT	2	Ponce, PR	1
Brunswick, GA	1	Poulsbo, WA	1
Dodgeville, WI	1	Prairie du Chien, WI	2
Elizabeth City, NC	1	Ranson, WV	2
Failess Hills, PA	1	Ringgold, GA	1
Greeneville, TN	1	Rockledge, FL	1
Greer, SC	1	Rockwell, NC	1
Hamilton, OH	1	Saginaw, TX	1
Hampton, VA	1	Schertz, TX	1
Harrisonville, MO	3	Selma, AL	1
Hazelhurst, GA	1	Silsbee, TX	1
Howell, MI	2	Stockertown, PA	1
Janesville, WI	1	Tampa, FL	1
Lansing, MI	1	Tipton, IA	2
Lockhart, FL	1	Union City, GA	1
Louisville, AL	1	White Bear Lake, MN	1
Matthews, NC	1	White Pigeon, MI	1
Moneta, VA	1	Windsor, CO	1
Mosheim, TN	1	TOTAL	46

PACKAGING SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Adairsville, GA	1	Miami, FL	1
Ashburn, GA	2	Milwaukee, WI	1
Auburndale, FL	2	Mocksville, NC	1
Barnesville, GA	1	Morristown, TN	3
Bartow, FL	3	Muscle Shoals, AL	1
Biscoe, NC	1	Nappanee, IN	1
Blanchester, OH	1	New Boston, TX	1
Blue Island, IL	1	New London, WI	2
Bridgeton, MO	1	New Waverly, TX	1
Burnsville, MN	1	Newnan, GA	1
Butner, NC	1	Orangeburg, SC	1
Chaffee, NY	1	Peru, IL	1
Chandler, AZ	2	Port Arthur, TX	1
Chase City, VA	1	Rancho Cucamonga, CA	1
Clarksville, TX	1	Riverside, CA	1
Dallas, TX	1	Robertsdale, AL	1
Eatonton, GA	1	Rowesville, SC	1
Flower Mound, TX	2	Salisbury, NC	3
Franklinton, NC	1	Selma, AL	1
Gilmer, TX	1	Shawnee, OK	1
Grand Rapids, MI	2	Shipshewana, IN	1
Grandview, TX	4	Siler City, NC	1
Hartford, WI	1	Snohomish, WA	1
Hazelhurst, GA	1	Thornton, CA	1
Livermore Falls, ME	1	Warrens, WI	1
Magna, UT	2	Wenatchee, WA	1
Marietta, GA	1	Woodburn, OR	2
Martin, TN	3	Yakima, WA	1
McMinnville, OR	1	TOTAL	76

CONSTRUCTION SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Amsterdam, NL	1	Kyle, TX	1
Athena, OR	1	Lafayette, CO	1
Auburn, NY	1	Lenoir City, TN	1
Aurora, CO	1	Liberty, NC	1
Bangalore, India	1	Locust, NC	1
Belchertown, MA	1	Londonderry, NH	1
Berlin, NJ	3	Mexico City, Mexico	1
Bridgeton, MO	1	Minneota, MN	1
Brooklyn Center, MN	1	Nampa, ID	1
Burlington, NC	1	Naugatuck, CT	1
Cedar Hill, TX	1	New Hartford, NY	1
Chesapeake, VA	1	New London, NC	1
Chicago, IL	1	New Windsor, MD	1
Clinton, NC	1	Ontario, CA	1
Concord, ON	1	Ooltewah, TN	1
Conway, SC	1	Parker, PA	1
Cordele, GA	1	Pearisburg, VA	1
Dayton, OH	1	Plainville, MA	1
Delano, PA	1	San Antonio, TX	2
DuBois, PA	1	Seattle, WA	1
Edwardsburg, MI	1	Shippenville, PA	1
Elkhart, IN	1	Sidney, NY	1
Folkston, GA	1	Stafford, TX	1
Fredericksburg, VA	1	Stanfield, NC	1
Gordon, PA	1	Swindon, Witshire	1
Granger, IN	1	Temple, TX	1
Haleyville, AL	3	Washington, NC	1
Helix, OR	1	Westbury, NY	1
Hillsboro, TX	1	Wilton, NH	1
Hudson, NY	1	Wujiang City, China	1
Jefferson, GA	1	TOTAL	66

ALL OTHER SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Apasseo el Grande, Mexico	1	Gunter, India	1
Attibele, Anekal Taluka	1	Hyderabad, India	1
Bangalore India	1	Kaniyur, Coimbatore, India	1
Baramati, District Pune, India	1	Lacolle, Quebec	1
Bengaluru, India	1	Miami, FL	1
Cambiago, Italy	1	Mordialloc, Australia	1
Carole Park, Australia	1	Nanekar Wadi, Chakan, Pune, India	1
Chateauguay, Quebec	1	Nuevo Leon, Mexico	1
Doddaballapur, Bangalore	1	Port Melbourne, Australia	1
Durango, Mexico	2	Savli, Vadodara, India	1
Erskine Park, Australia	1	Taluk, Kanchipuram District, India	1
Greater Noida, India	1	Victoria, Australia	1
		TOTAL	25

CORPORATE SEGMENT
Property Location	Number of Properties
Grand Rapids, MI	2
Kearneysville, WV	1
Milwaukee, WI	1
Spring Lake, MI	1
TOTAL	5

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 113 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note L of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item: Executive Officers of the Registrant.

The following table lists the names, ages, and positions of our executive officers as of February 4, 2023.

Name	Age	Position
Matthew J. Missad	62	Chariman of the Board and Chief Executive Officer
Michael R. Cole	56	Chief Financial Officer and Treasurer
Patrick M. Benton	53	President of UFP Construction, LLC
Scott A. Worthington	52	President of UFP Packaging, LLC
William D. Schwartz, Jr.	45	President of UFP Retail Solutions, LLC
David A. Tutas	53	General Counsel, Chief Compliance Officer and Secretary

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

Scott A. Worthington joined us in 1997. In 2014, he was promoted to Regional Vice President of the South Texas Region. On January 1, 2020, he became President of UFP Packaging, LLC.

William D. Schwartz, Jr. joined us in 1998. He became Operations Vice President in 2014 and Executive Vice President of Purchasing and Transportation in 2020. On July 1, 2022, he became Executive Vice President of Operations Services and on September 26, 2022, he became President of UFP Retail Solutions, LLC.

David A. Tutas joined us in 2003 as a staff counsel. In 2007, he was promoted to Director of Legal Services. On August 1, 2011, he was promoted to General Counsel. On January 18, 2013, he became Secretary of the Company, and on February 1, 2019, he became Chief Compliance Officer.

PART II

The following information items in this Part II, which are contained in the 2022 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2022 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2022 Annual Report under the caption “Stock Performance Graph.”

There were no recent sales of unregistered securities.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter:

Fiscal Month	(1)	(2)	(3)	(4)
September 25 – October 29, 2022	21,804	68.99	21,804	1,372,444
October 30 – November 26, 2022	15,102	69.82	15,102	1,357,342
November 27 – December 31, 2022	—	—	—	1,357,342
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Maximum number of shares that may yet be purchased under the plans or programs.

Effective February 15, 2022, our Board authorized an additional 1.5 million shares to be repurchased under our existing share repurchase program. This authorization expired on February 3, 2023. On February 3, 2023, the Board gave management authorization to repurchase up to 2 million shares by February 5, 2024.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the 2022 Annual Report under the caption "Selected Financial Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2022 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 31, 2022, the estimated fair value of our long-term debt, including the current portion, was $242.1 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments, excluding debt issuance costs, are as follows:

($US equivalents, in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$17	$40,817	$132	$136	$149	$225,389	$266,640
Average interest rate	5.06%	4.22%	9.20%	—	9.20%	3.54%
Variable Rate ($US)	$2,925	$—	$—	$—	$5,465	$3,300	$11,690
Average interest rate(1)	9.20%	—	—	—	4.13%	1.04%
(1) Average of rates at December 31, 2022

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2022 Annual Report under the following captions:

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this assessment, our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 24 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities and Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 31, 2022 for the 2023 Annual Meeting of Shareholders, to be filed with the Commission ("2023 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance." Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2023 Proxy Statement under the caption "Executive Compensation." The "Personnel and Compensation Committee Report" included in the 2023 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2023 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2022, is as follows:

Number of shares
remaining
available for
	Number of	Weighted	future issuance
	shares to be	average	under equity
	issued upon	exercise	compensation
	exercise of	price of	plans [excluding
	outstanding	outstanding	shares reflected in
	options (a)	options	column (a)] (1)
Equity compensation plans approved by security holders	—	$—	3,279,150
Equity compensation plans not approved by security holders	none
(1)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 31, 2022, is as follows: 412,011 shares for our Employee Stock Purchase Plan, 181,443 shares for our Director Compensation Plan, and 11,875 shares for our Employee Stock Gift Program. In addition, of the remaining 2,673,821 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2023 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2023 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2022 Annual Report:

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

*(b)

UFP Industries, Inc. Deferred Compensation Plan as amended and restated effective June 1, 2011 was filed as Exhibit 10(g) to a Form 10-K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

*(c)

Executive Stock Grant Program was filed as Exhibit 10(h) to a Form 10-K, Annual Report for the year ended December 31, 2011 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	(d)	Credit Agreement dated November 1, 2018 was filed as Exhibit 10(i)(2) to a Form 8-K Current Report dated November 2, 2018 and the same is incorporated herein by reference.

(e)

Note Purchase Agreement dated December 17, 2012 was filed as Exhibit 10(k) to a Form 8-K Current Report dated December 17, 2012 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(f)

Note Purchase Agreements for Series C and D Senior Notes dated June 14, 2018, was filed as Exhibit 10(k)(2) to Registrant’s Form 10-K, Annual Report for the year ended December 29, 2018 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	*(g)	UFP Industries, Inc. Employee Stock Purchase Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 6, 2008.

*(h)

UFP Industries, Inc. Director Retainer Stock Plan was filed as Exhibit 10(m) to a Form 10-K, Annual Report for the year ended December 31, 2016 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

	*(i)	UFP Industries, Inc. Long Term Stock Incentive Plan is incorporated by reference from Appendix A to the Company’s proxy statement dated and filed with the Commission on March 8, 2022.

(j)

Note Purchase Agreement for Series E, F, and G dated August 11, 2020 was filed as Exhibit 10(k) to a form 10-K, Annual Report for the year ended December 26, 2020 (Commission file No.: 0-22684) and the same is incorporated herein by reference.

(k) Credit Agreement dated December 6, 2022, was filed as Exhibit 10(l) to a Form 8-K Current Report dated December 6, 2022, and the same is incorporated herein by reference.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2022.

14	Code of Ethics for Senior Financial Officers.

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

Dated: March 1, 2023	UFP INDUSTRIES, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 1st day of March, 2023, by the following persons on behalf of us and in the capacities indicated.

By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board,
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

/s/ Joan A. Budden	/s/ William G. Currie
Joan A. Budden, Director	William G. Currie, Director

/s/ Benjamin J. McLean	/s/ Bruce A. Merino
Benjamin J. McLean, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Director	Thomas W. Rhodes, Director

/s/ Mary Tuuk Kuras	/s/ Brian C. Walker
Mary Tuuk Kuras, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director