Form 10-Q
period 2023-04-01
UFP INDUSTRIES INC
filed 2023-05-10
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 1, 2023
Common stock, $1 par value	62,095,570

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	April 1,	December 31,	March 26,
	2023	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,299	$559,397	$73,783
Restricted cash	761	226	729
Investments	37,534	36,013	35,465
Accounts receivable, net	809,389	617,604	1,095,362
Inventories:
Raw materials	425,835	398,798	576,023
Finished goods	534,503	574,429	654,328
Total inventories	960,338	973,227	1,230,351
Refundable income taxes	—	33,126	—
Other current assets	35,692	42,520	36,727
TOTAL CURRENT ASSETS	2,267,013	2,262,113	2,472,417
DEFERRED INCOME TAXES	4,194	3,750	3,590
RESTRICTED INVESTMENTS	22,267	19,898	19,390
RIGHT OF USE ASSETS	116,564	107,517	99,914
OTHER ASSETS	99,516	101,262	32,544
GOODWILL	337,467	337,320	317,631
INDEFINITE-LIVED INTANGIBLE ASSETS	7,336	7,339	7,396
OTHER INTANGIBLE ASSETS, NET	142,277	143,892	120,205
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,408,360	1,379,968	1,244,070
Less accumulated depreciation and amortization	(708,205)	(690,986)	(643,191)
PROPERTY, PLANT AND EQUIPMENT, NET	700,155	688,982	600,879
TOTAL ASSETS	3,696,789	3,672,073	3,673,966
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$61,711
Accounts payable	277,989	206,941	425,956
Accrued liabilities:
Compensation and benefits	142,603	296,120	189,509
Income taxes	1,855	—	54,682
Other	77,054	80,255	102,434
Current portion of lease liability	27,838	25,577	26,015
Current portion of long-term debt	3,020	2,942	42,895
TOTAL CURRENT LIABILITIES	530,359	611,835	903,202
LONG-TERM DEBT	275,002	275,154	379,015
LEASE LIABILITY	92,182	85,419	76,969
DEFERRED INCOME TAXES	51,254	51,265	61,278
OTHER LIABILITIES	35,550	44,697	35,330
TOTAL LIABILITIES	984,347	1,068,370	1,455,794
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$6,801	$6,880	$—
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 62,095,570, 61,618,193 and 62,734,161	62,096	61,618	62,734
Additional paid-in capital	325,730	294,029	266,544
Retained earnings	2,293,025	2,217,410	1,851,784
Accumulated other comprehensive loss	(5,074)	(9,075)	(3,170)
Total controlling interest shareholders’ equity	2,675,777	2,563,982	2,177,892
Noncontrolling interest	29,864	32,841	40,280
TOTAL SHAREHOLDERS’ EQUITY	2,705,641	2,596,823	2,218,172
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,696,789	$3,672,073	$3,673,966

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)	Three Months Ended
	April 1,	March 26,
	2023	2022
NET SALES	$1,822,476	$2,489,313
COST OF GOODS SOLD	1,464,147	2,010,950
GROSS PROFIT	358,329	478,363
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	194,683	220,150
OTHER LOSSES (GAINS), NET	1,938	(812)
EARNINGS FROM OPERATIONS	161,708	259,025
INTEREST EXPENSE	3,118	3,302
INTEREST AND INVESTMENT (INCOME) LOSS	(6,547)	1,093
EQUITY IN LOSS OF INVESTEE	588	515
	(2,841)	4,910
EARNINGS BEFORE INCOME TAXES	164,549	254,115
INCOME TAXES	38,971	60,984
NET EARNINGS	125,578	193,131
NET LOSS (EARNINGS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	491	(3,428)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$126,069	$189,703

EARNINGS PER SHARE – BASIC	$2.01	$3.01
EARNINGS PER SHARE – DILUTED	$1.98	$3.00

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	125,578	193,131
OTHER COMPREHENSIVE INCOME	6,252	3,184
COMPREHENSIVE INCOME	131,830	196,315
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,760)	(4,377)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$130,070	$191,938

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			126,069		(313)	125,756	(178)
Foreign currency translation adjustment				3,850	2,195	6,045	56
Unrealized gain on debt securities				151		151
Distributions to NCI					(4,859)	(4,859)
Other						—	43
Cash dividends - $0.25 per share - quarterly			(15,642)			(15,642)
Issuance of 10,140 shares under employee stock purchase plan	10	675				685
Issuance of 824,669 shares under stock grant programs	825	14,356	6			15,187
Issuance of 93,165 shares under deferred compensation plans	93	(93)				—
Repurchase of 450,597 shares	(450)		(34,818)			(35,268)
Expense associated with share-based compensation arrangements		9,598				9,598
Accrued expense under deferred compensation plans		7,165				7,165
Balance on April 1, 2023	$62,096	$325,730	$2,293,025	$(5,074)	$29,864	$2,705,641	$6,801

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 25, 2021	$61,902	$243,995	$1,678,121	$(5,405)	$37,956	$2,016,569	$—
Net earnings			189,703		3,428	193,131
Foreign currency translation adjustment				2,930	949	3,879
Unrealized loss on debt securities				(695)		(695)
Distributions to NCI					(2,053)	(2,053)
Cash dividends - $0.20 per share - quarterly			(12,541)			(12,541)
Issuance of 9,734 shares under employee stock purchase plan	10	653				663
Issuance of 787,045 shares under stock grant programs	787	8,959				9,746
Issuance of 79,973 shares under deferred compensation plans	80	(80)				—
Repurchase of 44,442 shares	(45)		(3,499)			(3,544)
Expense associated with share-based compensation arrangements		6,883				6,883
Accrued expense under deferred compensation plans		6,134				6,134
Balance on March 26, 2022	$62,734	$266,544	$1,851,784	$(3,170)	$40,280	$2,218,172	$—

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	April 1,	March 26,
	2023	2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net earnings	$125,578	$193,131
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	25,774	21,842
Amortization of intangibles	5,009	4,672
Expense associated with share-based and grant compensation arrangements	9,637	6,931
Deferred income taxes (credit)	(242)	101
Unrealized (gain) loss on investments and other	(149)	1,601
Equity in loss of investee	588	515
Net gain on sale and disposition of assets	(164)	(306)
Changes in:
Accounts receivable	(191,064)	(352,928)
Inventories	14,674	(258,019)
Accounts payable and cash overdraft	68,388	143,895
Accrued liabilities and other	(95,105)	(6,466)
NET CASH USED IN OPERATING ACTIVITIES	(37,076)	(245,031)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(38,166)	(32,072)
Proceeds from sale of property, plant and equipment	319	1,207
Acquisitions, net of cash received and purchase of equity method investment	—	(24,571)
Purchases of investments	(11,709)	(6,030)
Proceeds from sale of investments	8,849	4,725
Other	(1,151)	(2,995)
NET CASH USED IN INVESTING ACTIVITIES	(41,858)	(59,736)
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	4,437	242,950
Repayments under revolving credit facilities	(4,518)	(141,438)
Repayments of debt	(29)	(199)
Contingent consideration payments and other	(6,179)	(551)
Proceeds from issuance of common stock	685	663
Dividends paid to shareholders	(15,642)	(12,541)
Distributions to noncontrolling interest	(4,859)	(2,053)
Repurchase of common stock	(33,288)	(501)
Other	25	—
NET CASH (USED IN) FROM FINANCING ACTIVITIES	(59,368)	86,330
Effect of exchange rate changes on cash	2,739	1,726
NET CHANGE IN CASH AND CASH EQUIVALENTS	(135,563)	(216,711)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	559,623	291,223
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$424,060	$74,512

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$559,397	$286,662
Restricted cash, beginning of period	226	4,561
Cash, cash equivalents, and restricted cash, beginning of period	$559,623	$291,223

Cash and cash equivalents, end of period	$423,299	$73,783
Restricted cash, end of period	761	729
Cash, cash equivalents, and restricted cash, end of period	$424,060	$74,512

SUPPLEMENTAL INFORMATION:
Interest paid	$3,309	$2,896
Income taxes paid	4,138	1,700
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	3,122	2,512
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$7,950	$6,705

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

NOTES TO UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We account for unconsolidated VIEs using the equity method of accounting.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2022.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 26, 2022 balances in the accompanying unaudited condensed consolidated balance sheets.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and is being applied prospectively to all business combinations occurring after this date.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	April 1, 2023				March 26, 2022
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$208,129	$928	$—	$209,057	$18	$9,641	$—	$9,659
Fixed income funds	3,838	17,882	—	21,720	2,279	16,128	—	18,407
Treasury securities	343	—	—	343	342	—	—	342
Equity securities	16,977	—	—	16,977	19,289	—	—	19,289
Alternative investments	—	—	4,103	4,103	—	—	3,964	3,964
Mutual funds:
Domestic stock funds	10,108	—	—	10,108	10,576	—	—	10,576
International stock funds	1,092	—	—	1,092	1,621	—	—	1,621
Target funds	8	—	—	8	22	—	—	22
Bond funds	5,294	—	—	5,294	141	—	—	141
Alternative funds	468	—	—	468	501	—	—	501
Total mutual funds	16,970	—	—	16,970	12,861	—	—	12,861
Total	$246,257	$18,810	$4,103	$269,170	$34,789	$25,769	$3,964	$64,522

From the assets measured at fair value as of April 1, 2023, listed in the table above, $208.8 million of money market funds are held in Cash and Cash Equivalents, $37.5 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.5 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $22.1 million of fixed income funds and $0.3 million of money market funds are held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $59.6 million and $54.2 million as of April 1, 2023 and March 26, 2022, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	April 1, 2023			March 26, 2022
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed Income	$23,610	$(1,890)	$21,720	$19,049	$(642)	$18,407
Treasury Securities	343	—	343	342	—	342
Equity	14,976	2,001	16,977	15,347	3,942	19,289
Mutual Funds	15,553	901	16,454	9,392	2,820	12,212
Alternative Investments	3,131	972	4,103	3,028	936	3,964
Total	$57,613	$1,984	$59,597	$47,158	$7,056	$54,214

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $2.0 million and $7.1 million as of April 1, 2023 and March 26, 2022, respectively. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of April 1, 2023 and March 26, 2022.

C.       REVENUE RECOGNITION

Within the three primary segments, UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging” and formerly known as UFP Industrial) and UFP Construction (“Construction”), that the Company operates, there are a variety of written agreements governing the sale of our products and services. The transaction price is stated at the purchase order level, which includes shipping and/or freight costs and any applicable governmental authority taxes. The majority of our contracts have a single performance obligation concentrated around the delivery of goods to the carrier, Free On Board (FOB) shipping point. Therefore, revenue is recognized when this performance obligation is satisfied. Generally, title and control passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

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

UFP INDUSTRIES, INC.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended
	April 1,	March 26,
	2023	2022	% Change
Point in Time Revenue	$1,784,456	$2,450,281	(27.2)%
Over Time Revenue	38,020	39,032	(2.6)%
Total Net Sales	1,822,476	2,489,313	(26.8)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	April 1,	December 31,	March 26,
	2023	2022	2022
Cost and Earnings in Excess of Billings	$5,415	$6,798	$6,759
Billings in Excess of Cost and Earnings	10,797	10,184	12,634

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
	2023	2022
Numerator:
Net earnings attributable to controlling interest	$126,069	$189,703
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(5,581)	(6,806)
Net earnings for calculating EPS	$120,488	$182,897
Denominator:
Weighted average shares outstanding	62,725	63,009
Adjustment for non-vested restricted common stock equivalents	(2,777)	(2,261)
Shares for calculating basic EPS	59,948	60,748
Effect of dilutive restricted common stock equivalents	855	225
Shares for calculating diluted EPS	60,803	60,973
Net earnings per share:
Basic	$2.01	$3.01
Diluted	$1.98	$3.00

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on April 1, 2023, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On April 1, 2023, we had outstanding purchase commitments on commenced capital projects of approximately $63.8 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of April 1, 2023, we had approximately $15.0 million in outstanding payment and performance bonds for open projects. We had approximately $24.8 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On April 1, 2023, we had outstanding letters of credit totaling $55.3 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of April 1, 2023, we have irrevocable letters of credit outstanding totaling approximately $52.0 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

We are required to provide irrevocable letters of credit in favor of the bond trustees for all industrial development revenue bonds that have been issued. These letters of credit guarantee principal and interest payments to the bondholders. We currently have irrevocable letters of credit outstanding totaling approximately $3.3 million related to our outstanding industrial development revenue bonds. These letters of credit have varying terms but may be renewed at the option of the issuing banks.

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

We did not enter into any new guarantee arrangements during the first quarter of 2023 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS AND EQUITY METHOD INVESTMENTS

We completed the following acquisitions since the end of March 2022, which were accounted for using the purchase or equity method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	December 6, 2022	$71,009 cash paid for 100% asset purchase	$48,812	$22,197	Packaging
Titan Corrugated, Inc. (Titan) and All Boxed Up, LLC

Located in Flower Mound, TX and founded in 2003, Titan’s primary products include boxes used in moving and storage, jumbo boxes for industrial products, corrugated shipping containers, and point-of-purchase displays. All Boxed Up distributes common box sizes manufactured by Titan throughout the United States. The combined companies had trailing 12-month sales through October 2022 of approximately $46.5 million.

	June 27, 2022	$69,791 cash paid for equity method investment	$34,552	$35,239	Packaging
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

The intangible assets for the above investments have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, investments completed since the end of March 2022 and not consolidated with

UFP INDUSTRIES, INC.

other operations contributed approximately $12.8 million in net sales and $0.5 million in operating profits during the first three months of 2023.

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of April 1, 2023, the carrying value of our investment in Dempsey is $66.7 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

The business combinations mentioned above were not significant to our operating results individually or in aggregate, and thus pro forma results for 2023 and 2022 are not presented.

G.       SEGMENT REPORTING

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of UFP Retail Solutions, UFP Packaging (formerly known as UFP Industrial) and UFP Construction and align with the end markets we serve. This segment structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations which serve multiple segments, results are allocated and accounted for by segment.

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

	Three Months Ended April 1, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$749,577	$486,561	$515,593	$67,512	$3,233	$1,822,476
Intersegment net sales	223,325	20,050	25,836	77,487	(346,698)	—
Earnings from operations	41,056	54,732	54,248	4,034	7,638	161,708

UFP INDUSTRIES, INC.

	Three Months Ended March 26, 2022
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$993,232	$611,369	$786,471	$95,567	$2,674	$2,489,313
Intersegment net sales	65,948	22,173	25,352	109,772	(223,245)	—
Earnings from operations	71,397	82,391	78,818	14,815	11,604	259,025

The following table presents goodwill by segment as of April 1, 2023, and December 31, 2022 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 31, 2022	$84,640	$148,909	$87,670	$16,101	$—	$337,320
Foreign Exchange, Net	—	—	28	119	—	147
Balance as of April 1, 2023	$84,640	$148,909	$87,698	$16,220	$—	$337,467

The following table presents total assets by segment as of April 1, 2023, and December 31, 2022 (in thousands).

	Total Assets by Segment
	April 1,	December 31,
Segment Classification	2023	2022	% Change
Retail	$1,077,283	$889,417	21.1%
Packaging	856,966	885,878	(3.3)
Construction	709,347	712,837	(0.5)
All Other	299,510	308,688	(3.0)
Corporate	753,683	875,253	(13.9)
Total Assets	$3,696,789	$3,672,073	0.7%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the first quarter of 2023 compared to 24.0% in the first quarter of 2022. The decrease was primarily due to a reduction in foreign income in higher tax jurisdictions.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2023 and 2022 (in thousands, except average share price):

	April 1, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$79.47

Shares issued under the employee stock gift program	1	90.30
Shares issued under the director retainer stock program	1	96.33
Shares issued under the bonus plan	756	86.14
Shares issued under the executive stock match plan	75	85.89
Forfeitures	(8)
Total shares issued under stock grant programs	825	$86.12

Shares issued under the deferred compensation plans	93	$85.33

UFP INDUSTRIES, INC.

During the first three months of 2023, we repurchased 450,597 shares of our common stock at an average share price of $78.27.

	March 26, 2022
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$80.04

Shares issued under the employee stock gift program	1	84.85
Shares issued under the director retainer stock program	1	80.78
Shares issued under the bonus plan	725	79.61
Shares issued under the executive stock grants plan	62	82.87
Forfeitures	(2)
Total shares issued under stock grant programs	787	$79.87

Shares issued under the deferred compensation plans	80	$83.84

During the first three months of 2022, we repurchased 44,442 shares of our common stock at an average share price of $79.74.

J.       INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The cost of inventories includes raw materials, direct labor, and manufacturing overhead and is determined using the weighted average cost method. Raw materials consist primarily of unfinished wood products and other materials expected to be manufactured or treated prior to sale, while finished goods represent various manufactured and treated wood products ready for sale.

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. There was a $0.7 million lower of cost or net realizable value adjustment to inventory as of April 1, 2023 and no adjustment as of March 26, 2022.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 150,000 shares of our common stock for approximately $12.0 million, at an average share price of $79.73.

UFP INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UFP Industries, Inc. is a holding company with subsidiaries throughout North America, Europe, Asia, and Australia that design, manufacture, and supply products made from wood, wood and non-wood composites, and other materials to three segments: retail, packaging, and construction. Our business segments are functionally interdependent and are supported by common corporate services, such as accounting and finance, information technology, human resources, marketing, legal and compliance, and others. We regularly invest in automation and create best practices to improve the efficiency of our manufacturing facilities across each of the segments. The results and improvements from these investments are shared among the segments. This exchange of improvements and ideas has also prompted better and faster innovation for new products, processes, and product improvements. While the majority of our facilities serve only one business segment, a variety of our larger facilities serve two or more segments.

We believe that our operating structure allows us to better evaluate market conditions and opportunities and more effectively allocate capital and resources to the appropriate segments and business units. Also, we believe that the diversification and manner in which we operate our business provides an inherent hedge against the inevitable business cycles that our markets experience and over which we have little control. Accordingly, our goal is to provide more stable earnings and cash flows to our shareholders. Our diversification and operating practices also mitigate the impact of more volatile lumber market conditions experienced by traditional lumber companies. We are headquartered in Grand Rapids, Mich. For more information about UFP Industries, Inc., or its affiliated operations, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; concentration of sales to customers; vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; Cybersecurity breaches; tariffs on import and export sales; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the first quarter of 2023.

OVERVIEW

Our results for the first quarter of 2023 include the following highlights:

●	Our net sales decreased 27% compared to the first quarter of 2022, which was comprised of a 20% decrease in selling prices and an 8% decrease in organic unit sales, offset by a 1% increase in unit sales due to acquisitions completed since March of last year. The overall decrease in our selling prices is primarily due to lower lumber prices and more competitive pricing in certain business units. Organic unit declines include 2% in our retail segment, 4% in our packaging segment, 16% in our construction segment, and 20% in our international segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $120 million, or 25.1%, compared to the same period of the prior year. Acquired operations contributed $2.2 million to our gross profits. We estimate that gross profits on value-added product sales decreased by $49.9 million and gross profits on commodity-based product sales decreased by $72.3. Our gross profits declined by $39.9 million in Retail, $39.8 million in Construction, $28.7 million in Packaging, and $12.5 million in International. The overall decline in gross profits is primarily due to the decline in unit sales, unfavorable cost variances as a result of fixed manufacturing costs, more competitive pricing in certain business units, and the favorable impact of rising lumber prices in the first quarter of 2022 on products we sell in the Retail segment that are based on variable selling price.
●	Our operating profits decreased $97 million, or 37.6%, compared to the first quarter of 2022. Acquisitions contributed approximately $0.5 million to our operating profits. The overall decrease is a result of the decline in gross profits mentioned above offset by a $25.5 million decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarly due to our incentive compensation plans which are tied to profitability and return on investment. Our decremental operating margin comparing our decrease in operating profits relative to decrease in net sales was 14.6%, which was slightly better than the estimated range of 15% to 20% we previously disclosed.
●	Our cash flows used in operations was $37 million in the first three months of 2023 compared to $245 million during the first three months of 2022. The $208 million improvement resulted from a seasonal increase in net working capital that was $270 million lower in the first quarter of 2023 than it was in the first quarter of 2022 and a $5 million increase in non-cash expenses in 2023, offset by a $67 million decrease in net earnings compared to the prior year.
●	Our cash surplus at the end of March 2023 was $145 million compared to net debt (debt and cash overdraft less cash) of $410 million at the end of March 2022. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash surplus resulted in total liquidity of approximately $1.7 billion at the end of the first quarter of 2023.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2023	2022
January	$386	$1,112
February	437	1,225
March	411	1,321

First quarter average	$411	$1,219

First quarter percentage change	(66.3)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2023	2022
January	$406	$1,010
February	452	1,115
March	464	1,198

First quarter average	$441	$1,108

First quarter percentage change	(60.2)%

Lower overall lumber prices in the first quarter of 2023 compared to the first quarter of 2022 is primarily due to increased capacity and supply of lumber in North America while demand for lumber has declined. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 40.3% and 61.4% of our sales in the first three months of 2023 and 2022, respectively. The decrease from the prior year ratio reflects the significant decrease in the Lumber Market as well as an improvement in our sales mix of value-added products and our value-based selling practices.

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

UFP INDUSTRIES, INC.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices. As a result of the balance in our net sales of each category we believe our gross profits are more stable than those of our competitors who are less diversified.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 20% of our total net sales in the first three months of 2023. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. We estimate that 17% of our total purchases for the first three months of 2023 were completed under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

BUSINESS COMBINATIONS

We completed no business acquisitions during the first three months of fiscal 2023 and four during all of fiscal 2022. The annual historical sales attributable to acquisitions completed during the nine months of 2022 was approximately $133 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2023 and 2022 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

UFP INDUSTRIES, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	April 1,	March 26,
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	80.3	80.8
Gross profit	19.7	19.2
Selling, general, and administrative expenses	10.7	8.8
Other losses (gains), net	0.1	—
Earnings from operations	8.9	10.4
Other expense, net	(0.2)	0.2
Earnings before income taxes	9.0	10.2
Income taxes	2.1	2.4
Net earnings	6.9	7.8
Less net earnings attributable to noncontrolling interest	—	(0.1)
Net earnings attributable to controlling interest	6.9%	7.6%

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

	Percentage Change
	Three Months Ended
	April 1,	March 26,
	2023	2022
Units sold	(7.0)%	10.0%
Gross profit	(25.1)	66.9
Selling, general, and administrative expenses	(11.6)	46.7
Earnings from operations	(37.6)	88.4

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

	Three Months Ended
	April 1,	March 26,
	2023	2022
Gross profit	$358,329	$478,363
Selling, general, and administrative expenses	$194,683	$220,150
SG&A as percentage of gross profit	54.3%	46.0%

UFP INDUSTRIES, INC.

Operating Results by Segment:

Our business segments consist of UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging” and formerly known as UFP Industrial) and UFP Construction (“Construction”), and align with the end markets we serve. Among other things, this structure allows for a more specialized and consistent sales approach among Company operations, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Europe, Asia, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases, and operates transportation equipment, are also included in the Corporate column. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended April 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$749,577	$486,561	$515,593	$67,512	$3,233	$1,822,476
Cost of goods sold	655,139	365,663	393,934	47,876	1,535	1,464,147
Gross profit	94,438	120,898	121,659	19,636	1,698	358,329
Selling, general, administrative expenses	53,355	66,252	67,338	13,522	(5,784)	194,683
Other	27	(86)	73	2,080	(156)	1,938
Earnings from operations	$41,056	$54,732	$54,248	$4,034	$7,638	$161,708

	Three Months Ended March 26, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$993,232	$611,369	$786,471	$95,567	$2,674	$2,489,313
Cost of goods sold	858,895	461,815	625,059	64,024	1,157	2,010,950
Gross profit	134,337	149,554	161,412	31,543	1,517	478,363
Selling, general, administrative expenses	62,668	67,231	82,337	16,625	(8,711)	220,150
Other	272	(68)	257	103	(1,376)	(812)
Earnings from operations	$71,397	$82,391	$78,818	$14,815	$11,604	$259,025

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended April 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	87.4	75.2	76.4	70.9	—	80.3
Gross profit	12.6	24.8	23.6	29.1	—	19.7
Selling, general, administrative expenses	7.1	13.6	13.1	20.0	—	10.7
Other	—	—	—	3.1	—	0.1
Earnings from operations	5.5%	11.2%	10.5%	6.0%	—	8.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended March 26, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.5	75.5	79.5	67.0	—	80.8
Gross profit	13.5	24.5	20.5	33.0	—	19.2
Selling, general, administrative expenses	6.3	11.0	10.5	17.4	—	8.8
Other	—	—	—	0.1	—	—
Earnings from operations	7.2%	13.5%	10.0%	15.5%	—	10.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments, for national home centers and other retailers, engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction, customized interior fixtures used in a variety of retail stores, commercial, and other structures, and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales which were attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
First quarter 2023 versus first quarter 2022	(26.8)%	(19.8)%	(7.0)%	0.5%	(7.5)%
●	Diversifying our end market sales mix by increasing sales of structural wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, and increasing our market share with independent retailers.
●	Expanding geographically in our core businesses, domestically and internationally.

UFP INDUSTRIES, INC.

●	Increasing our sales of "value-added" products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and "wood alternative" products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended April 1, 2023		Three Months Ended March 26, 2022
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	50.1%	49.9%	40.8%	59.2%
Packaging	76.9%	23.1%	67.8%	32.2%
Construction	83.3%	16.7%	72.4%	27.6%
All Other	77.4%	22.6%	71.9%	28.1%
Corporate	61.6%	38.4%	73.0%	27.0%
Total Sales	67.5%	32.5%	58.4%	41.6%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products decreased approximately 11% in the first quarter of 2023 compared to 2022 and was comprised of a 12% decline in organic unit sales, partially offset by a 1% contribution from acquisitions. Our overall unit sales of commodity-based products decreased approximately 5% quarter-over-quarter, which was all comprised of organic unit sales.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the first quarter of 2023 decreased 10% due to a decline in lumber prices which were passed to customers in our selling prices. Approximately $4.5 million of new product sales for the first three months of 2022, while still sold, were sunset in 2023 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $795 million in 2023.

UFP INDUSTRIES, INC.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	April 1,	% of Segment	March 26,	% of Segment	% Change
	2023	Net Sales	2022	Net Sales	in Sales
Retail	$68,169	9.1%	78,648	7.9%	(13.3)%
Packaging	70,041	14.4%	68,098	11.1%	2.9%
Construction	27,928	5.4%	37,909	4.8%	(26.3)%
All Other and Corporate	434	0.6%	767	0.8%	(43.4)%
Total New Product Sales	166,572	9.1%	185,422	7.4%	(10.2)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the first quarter of 2023 decreased by 25% compared to the same period of 2022, primarily due to a 23% decrease in selling prices and an organic unit decrease of 2%. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Our unit sales to big box customers increased 6%, while unit sales to independent retailers decreased 17%.

Gross profits decreased by $39.9 million, or 29.7% to $94.4 million for the first quarter of 2023 compared to the same period last year. The decrease in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood and Outdoor Essentials business units decreased by a total of $36.0 million, primarily due to decreases in unit sales and the favorable impact of rising lumber prices throughout the first quarter of 2022. The products sold by these units consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped.
●	The gross profit of our UFP Edge business unit decreased by $6.3 million due to decreases in unit sales.
●	These decreases were offset by our Deckorators business unit, which experienced a $2.4 million increase in gross profit due to an increase in unit sales.

SG&A decreased by approximately $9.3 million, or 14.9%, in the first quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $9.3 million from the first quarter of 2022 and totaled approximately $11.4 million for the quarter. Sales incentive compensation also contributed to the decrease in SG&A and decreased by $2.0 million from the prior year. The overall decrease in SG&A was partially offset by other minimal increases in various accounts.

Earnings from operations for the Retail reportable segment decreased in the first quarter of 2023 compared to 2022 by $30.3 million, or 42.5%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the first quarter of 2023 decreased 20% compared to the same period of 2022, due to an 18% decrease in selling prices and 4% decrease in organic unit sales, offset by acquisition unit growth of 2%. The components of our change in organic unit sales includes approximately $28 million of sales to new accounts and $7.4 million of sales to new locations of existing customers. These increases were offset by a decline in prices and unit sales to existing accounts as market demand declined.

UFP INDUSTRIES, INC.

Gross profits decreased by $28.7 million, or 19.2%, for the first quarter of 2023 compared to the same period last year. Acquisitions contributed $2.4 million to gross profit. Excluding acquisitions, we estimate that gross profits on sales of value-added and commodity-based products declined by $8.3 million and $22.7 million, respectively. Value-added sales increased to 76.9% of total net sales in the first quarter of 2023 compared to 67.8% of total net sales in the first quarter of 2022 and is reflective of an improvement in sales mix.

SG&A decreased by approximately $1.0 million, or 1.5%, in the first quarter of 2023 compared to the same period of 2022. Acquired operations since the first quarter of 2022 contributed approximately $1.5 million to our SG&A costs. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $7.9 million relative to the first quarter of 2022, and totaled $15.8 million for the quarter. Sales incentive compensation also contributed to the decline in SG&A and decreased by $2.0 million from the prior year. These decreases were offset by increases in earnout expense of $3.7 million, professional fees of $1.4 million, and other minimal increases in several SG&A accounts.

Earnings from operations for the Packaging reportable segment decreased in the first quarter of 2023 compared to 2022 by $27.7 million, or 33.6%, due to the factors discussed above.

Construction Segment

Net sales in the first quarter of 2023 decreased 34% compared to the same period of 2022, due to an 18% decrease in selling prices and an organic unit decline of 16%. Organic unit changes within this segment consist of decreases of 19% in factory-built housing and 22% in site-built construction, which were partially offset by an increase of 8% in commercial construction and 5% in concrete forming. The organic unit declines in our factory-built housing and site-built construction business units is due to the impact of higher interest rates on the demand for housing. As of April 1, 2023 and March 26, 2022, we estimate that our backlog of orders in the commercial construction business unit were $139 million and $93 million, respectively. As of April 1, 2023 and March 26, 2022, we estimate that our backlog of orders in our site-built construction business unit were $91 million and $141 million, respectively.

Gross profits decreased by $39.8 million, or 24.6%, for the first quarter of 2023 compared to the same period of 2022. The decrease in our gross profit was comprised of the following factors:

●	Gross profits in our factory-built housing and site-built construction business units decreased by $13.5 million and $29.0 million, respectively, due to a lower sales volumes, unfavorable cost variances due to fixed manufacturing costs, and more competitive pricing.
●	The gross profit of our commercial construction business unit increased $4.8 million as a result of increased unit sales, better productivity and other operational improvements, as well as improved pricing discipline.

SG&A decreased by approximately $15.0 million, or 18.2%, in the first quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with our overall profitability and return on investment, decreased approximately $7.9 million, and totaled $14.7 million for the quarter. The remaining decrease was primarily due to decreases in sales incentive compensation of $4.0 million and bad debt expense of $1.9 million.

Earnings from operations for the Construction reportable segment decreased in the first quarter of 2023 compared to 2022 by $24.6 million, or 31.2%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant. The decline in sales and earnings from operations is primarily due to our operation in Mexico that exports moulding and millwork products to the the U.S.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the first quarter of 2023 compared to 24.0% in the first quarter of 2022.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	April 1,	March 26,
	2023	2022
Cash used in operating activities	$(37,076)	$(245,031)
Cash used in investing activities	(41,858)	(59,736)
Cash (used in) from financing activities	(59,368)	86,330
Effect of exchange rate changes on cash	2,739	1,726
Net change in all cash and cash equivalents	(135,563)	(216,711)
Cash, cash equivalents, and restricted cash, beginning of period	559,623	291,223
Cash, cash equivalents, and restricted cash, end of period	$424,060	$74,512

In general, we fund our growth through a combination of operating cash flows, our revolving credit facility, and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition that occurred many years ago. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe this is one of many important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital increases during our first and second quarters resulting in negative or modest cash flows from operations during those periods. Conversely, we tend to experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 71 days from 61 days during the first quarter of 2023 compared to the prior year period.

	Three Months Ended
	April 1,	March 26,
	2023	2022
Days of sales outstanding	36	32
Days supply of inventory	48	41
Days payables outstanding[1]	(13)	(12)
Days in cash cycle	71	61

1 We’ve modified our calculation of days payables outstanding to be based on the cost of goods sold and accounts payable balances in our monthly financial statements.  In prior periods, our calculation was based on invoice data. We’ve made this change to simplify the calculation and more easily integrate acquired operations into our financial metrics. The prior year metric has been restated for the new method which reduced days payables from a previously reported 20 days to 12 days.

The increase in our cash cycle in the first quarter of 2023 compared to the same period of 2022 was primarily due to a seven day increase in our days supply of inventory and a four day increase in our days of sales outstanding. The increase in our days supply of inventory is primarily due to carrying higher levels of safety stock and a drop in demand. The increase in our days of sales outstanding is due to receiving less timely payments from our customers. We continue to focus on past due account balances with customers and the percentage of our accounts receivable that are current is 93% at the end of the first quarter of  2023.

In the first three months of 2023, our cash consumed by operating activities was $37 million and was comprised of net earnings of $126 million and $40 million of non-cash expenses, offset by a $203 million increase in working capital since the end of December 2022. Our cash flows used by operations decreased by $208 million compared to the same period of last year primarily due to a decrease in our investment in net working capital of $270 million compared to the prior year period, offset by a decrease in our net earnings and non-cash expenses of $62 million. The decrease in net working capital was due to lower lumber prices and the softening of demand.

Purchases of property, plant, and equipment of $38 million comprised most of our cash used in investing activities during the first three months of 2023. Outstanding purchase commitments on existing capital projects totaled approximately $64 million on April 1, 2023. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Deckorators and ProWood business units, achieve efficiencies through automation in all segments, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers). We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. We currently plan to spend between $200 million to $225 million on capital projects for the year subject to significant variability due to extended supplier lead times. We completed no acquisitions during the first three months of 2023, while cash used for acquisitions in the same period of the prior year amounted to $25 million.

Cash flows from financing activities consisted of cash paid for repurchases of common stock of $33 million. We repurchased approximately 451,000 shares of our common stock for $35 million ($2 million is recorded in accounts payable at the end of the quarter) for the year at an average share price of $78.27. The total number of remaining shares that may be repurchased under the program is approximately 1.5 million. Dividends paid during the first three months of 2023 include first quarter dividends of $16 million ($0.25 per share), a 25% increase over the quarterly dividend of $0.20 per share paid in the first quarter of 2022. On April 26, 2023, our board of directors approved our second quarter dividend of $0.25 per share, payable on June 15, 2023, to shareholders of record on June 1, 2023. Distributions to noncontrolling interests were $5 million. We have debt maturities of $3 million due later this year which we intend to repay through operating cash flows and available cash balances.

UFP INDUSTRIES, INC.

On April 1, 2023, we had $5 million outstanding on our $750 million revolving credit facility, and we had approximately $741 million in remaining availability after considering $3 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on April 1, 2023.

At the end of the first quarter of 2023, we have approximately $1.7 billion in total liquidity, consisting of our cash surplus, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $535 million in remaining borrowing capacity.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 31, 2022.

FORWARD OUTLOOK

Most recently, our long-term goals have been to:

●	Grow our annual unit sales by 5-7%. We anticipate smaller tuck in acquisitions will continue to contribute toward this goal;
●	Achieve and sustain a 10% EBITDA margin by continuing to enhance our capabilities and grow our portfolio and sales of value-added products;
●	Earn an incremental return on new investment over our cost of capital; and
●	Maintain a conservative capital structure.

We believe effectively executing our strategies will allow us to achieve these long-term goals in the future. However, current economic conditions indicate the U.S. economy is either in or headed towards a recession, which will impact our results and vary depending on its severity and duration. The following factors should be considered when evaluating our future results:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels as a result of inflation and an increase in interest rates. We anticipate lumber prices will follow more typical seasonal patterns consistent with historical trends and demand and remain at lower levels in 2023.
●	Retail sales accounted for 41% of our net sales for the first three months of 2023. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be flat to slightly down in 2023.
●	Packaging sales accounted for 27% of our net sales for the first three months of 2023. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently estimate industrial production to be flat to slightly down in 2023.

UFP INDUSTRIES, INC.

●	Construction sales accounted for 28% of our net sales for the first three months of 2023.
-	The site-built business unit accounted for approximately 12% of our net sales for the first three months of 2023. Approximately 30% of site-built sales are to multifamily builders. More than 75% of our site-built residential housing sales are in areas such as Texas and the Mid-Atlantic, Southeast, and Mountain West regions, which have experienced significant population growth through migration from other states and are forecasted to continue to grow over the long term. When evaluating future demand, we analyze data from housing starts in those regions. The consensus estimates of all housing starts is for a 15% to 20% decline in 2023.
-	The factory-built housing business unit accounted for 9% of our net sales for the first three months of 2023. This business, along with our multifamily business, could benefit from higher interest rates as buyers seek more affordable housing alternatives over time. As a result of these factors, we believe these customers are better insulated from downturns in the housing market. When evaluating future demand, we analyze data from production of manufactured housing. The National Association of Home Builders forecasts a 24% decrease in manufactured home shipments in 2023.
-	The commercial construction and concrete forming business units accounted for approximately 7% of our net sales for the first three months of 2023. When evaluating future demand, we analyze data from non-residential construction spending.
●	On a consolidated basis, and based on our 2023 forecasted results of operations and business mix, we believe our annual decremental operating margin is in a range of 15% to 20% of net sales. In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by $0.15 to $0.20. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). We estimate that our decremental margins by segment are as follows:
-	Packaging is in a range of 20% to 25%
-	Construction is in a range of 20% to 25%
-	We currently anticipate improvement in operating profits in our Retail segment in 2023, primarily due to an expectation of less volatile lumber prices in 2023 and other operational improvements. The severe volatility of lumber prices in 2022 and 2021 adversely impacted the results of this segment.
-	In the first quarter of 2023 compared to the first quarter of 2022, our decremental operating margin on a consolidated basis was 14.6% (Retail 12.5%, Packaging 22.2%, and Construction 9.0%).
●	Key factors that may impact the ranges provided above include estimates of:
-	The impact and level of the Lumber Market and trends in the commodity and other material costs of our products
-	Changes in our selling prices
-	Changes in our sales mix by segment, business unit, and product
-	Changes in labor rates
-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate
-	Inflation and other changes in costs

UFP INDUSTRIES, INC.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provides us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On April 26, 2023, our board approved another quarterly dividend of $0.25 per share. We continue to consider our payout ratios and yield when determining the appropriate rate.
●	For the first three months of 2023, we repurchased 450,597 shares of our common stock at an average share price of $78.27. We have remaining authorization to repurchase up to an additional 1.5 million shares through the balance of the year and intend to continue to do so at times when the price hits our pre-established target.
●	Our targeted range for capital expenditures is $200-$225 million and may be impacted by extended lead times required for most equipment and rolling stock. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential of new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of a revolving credit facility and industrial development revenue bonds. We do not currently enter into any material interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended April 1, 2023 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

UFP INDUSTRIES, INC.

(b)	Changes in Internal Controls. During the quarter ended April 1, 2023, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
January 1 – February 4, 2023	—	—	—	2,000,000
February 5 – March 4, 2023	—	—	—	2,000,000
March 5 – April 1, 2023	450,597	78.27	450,597	1,549,403
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Maximum number of shares that may yet be purchased under the plans or programs.

On February 15, 2022, our Board authorized an additional 1.5 million shares to be repurchased under our existing share repurchase program. Upon expiration of this authorization on February 3, 2023, the Board gave management authorization to repurchase up to 2 million shares by February 5, 2024. The total number of remaining shares that may be repurchased under the program is approximately 1.5 million.

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

UFP INDUSTRIES, INC.

Date: May 10, 2023	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chief Executive Officer and Principal Executive Officer

Date: May 10, 2023	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer