Form 10-Q
period 2023-07-01
UFP INDUSTRIES INC
filed 2023-08-09
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 1, 2023
Common stock, $1 par value	61,865,006

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	July 1,	December 31,	June 25,
	2023	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$702,148	$559,397	$138,071
Restricted cash	761	226	729
Investments	38,459	36,013	35,475
Accounts receivable, net	802,300	617,604	1,046,543
Inventories:
Raw materials	334,300	398,798	490,923
Finished goods	486,887	574,429	615,379
Total inventories	821,187	973,227	1,106,302
Refundable income taxes	13,717	33,126	13,083
Other current assets	36,486	42,520	36,241
TOTAL CURRENT ASSETS	2,415,058	2,262,113	2,376,444
DEFERRED INCOME TAXES	4,187	3,750	3,568
RESTRICTED INVESTMENTS	22,756	19,898	19,885
RIGHT OF USE ASSETS	105,907	107,517	107,825
OTHER ASSETS	96,079	101,262	32,186
GOODWILL	336,495	337,320	320,532
INDEFINITE-LIVED INTANGIBLE ASSETS	7,330	7,339	7,350
OTHER INTANGIBLE ASSETS, NET	138,117	143,892	117,869
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,447,482	1,379,968	1,286,037
Less accumulated depreciation and amortization	(729,468)	(690,986)	(660,873)
PROPERTY, PLANT AND EQUIPMENT, NET	718,014	688,982	625,164
TOTAL ASSETS	3,843,943	3,672,073	3,610,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$11,926
Accounts payable	264,408	206,941	386,833
Accrued liabilities:
Compensation and benefits	183,910	296,120	252,723
Other	79,414	80,255	107,112
Current portion of lease liability	25,887	25,577	24,903
Current portion of long-term debt	2,385	2,942	40,496
TOTAL CURRENT LIABILITIES	556,004	611,835	823,993
LONG-TERM DEBT	274,821	275,154	276,315
LEASE LIABILITY	84,194	85,419	86,464
DEFERRED INCOME TAXES	51,018	51,265	63,389
OTHER LIABILITIES	36,137	44,697	35,594
TOTAL LIABILITIES	1,002,174	1,068,370	1,285,755
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$6,772	$6,880	$—
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 61,865,006, 61,618,193 and 61,622,527	61,865	61,618	61,623
Additional paid-in capital	335,494	294,029	275,061
Retained earnings	2,408,314	2,217,410	1,950,922
Accumulated other comprehensive loss	(2,290)	(9,075)	(7,458)
Total controlling interest shareholders’ equity	2,803,383	2,563,982	2,280,148
Noncontrolling interest	31,614	32,841	44,920
TOTAL SHAREHOLDERS’ EQUITY	2,834,997	2,596,823	2,325,068
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,843,943	$3,672,073	$3,610,823

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
NET SALES	$2,043,918	$2,900,874	$3,866,394	$5,390,187
COST OF GOODS SOLD	1,643,851	2,397,422	3,107,998	4,408,372
GROSS PROFIT	400,067	503,452	758,396	981,815
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	204,703	214,538	399,386	434,688
OTHER LOSSES (GAINS), NET	1,867	3,348	3,805	2,536
EARNINGS FROM OPERATIONS	193,497	285,566	355,205	544,591
INTEREST EXPENSE	3,275	3,395	6,393	6,697
INTEREST AND INVESTMENT (INCOME) LOSS	(7,717)	4,154	(14,264)	5,247
EQUITY IN LOSS OF INVESTEE	417	1,017	1,005	1,532
	(4,025)	8,566	(6,866)	13,476
EARNINGS BEFORE INCOME TAXES	197,522	277,000	362,071	531,115
INCOME TAXES	46,734	69,147	85,705	130,131
NET EARNINGS	150,788	207,853	276,366	400,984
NET (EARNINGS) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(27)	(4,735)	464	(8,163)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$150,761	$203,118	$276,830	$392,821

EARNINGS PER SHARE – BASIC	$2.40	$3.24	$4.41	$6.25
EARNINGS PER SHARE – DILUTED	$2.36	$3.23	$4.35	$6.22

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	150,788	207,853	276,366	400,984
OTHER COMPREHENSIVE INCOME (LOSS)	4,478	(4,383)	10,730	(1,199)
COMPREHENSIVE INCOME	155,266	203,470	287,096	399,785
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,721)	(4,640)	(3,481)	(9,017)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$153,545	$198,830	$283,615	$390,768

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)
	Controlling Interest Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			126,069		(313)	125,756	(178)
Foreign currency translation adjustment				3,850	2,195	6,045	56
Unrealized gain on debt securities				151		151
Distributions to NCI					(4,859)	(4,859)
Other						—	43
Cash dividends - $0.25 per share - quarterly			(15,642)			(15,642)
Issuance of 10,140 shares under employee stock purchase plan	10	675				685
Issuance of 824,669 shares under stock grant programs	825	14,356	6			15,187
Issuance of 93,165 shares under deferred compensation plans	93	(93)				—
Repurchase of 450,597 shares	(450)		(34,818)			(35,268)
Expense associated with share-based compensation arrangements		9,598				9,598
Accrued expense under deferred compensation plans		7,165				7,165
Balance on April 1, 2023	$62,096	$325,730	$2,293,025	$(5,074)	$29,864	$2,705,641	$6,801
Net earnings (loss)			150,761		56	150,817	(29)
Foreign currency translation adjustment				2,983	1,694	4,677
Unrealized gain on debt securities				(199)		(199)
Other		(427)				(427)
Cash dividends - $0.25 per share - quarterly			(15,507)			(15,507)
Issuance of 9,253 shares under employee stock purchase plan	9	754				763
Net forfeitures of 1,503 shares under stock grant programs	(1)	35				34
Issuance of 11,686 shares under deferred compensation plans	12	(12)				—
Repurchase of 250,000 shares	(251)		(19,965)			(20,216)
Expense associated with share-based compensation arrangements		8,201				8,201
Accrued expense under deferred compensation plans		1,213				1,213
Balance on July 1, 2023	$61,865	$335,494	$2,408,314	$(2,290)	$31,614	$2,834,997	$6,772

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

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	July 1,	June 25,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$276,366	$400,984
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	52,786	44,034
Amortization of intangibles	10,371	8,740
Expense associated with share-based and grant compensation arrangements	17,875	12,542
Deferred income taxes	(319)	179
Unrealized (gain) loss on investments and other	(1,291)	6,181
Equity in loss of investee	1,005	1,532
Net (gain) loss on sale and disposition of assets	(182)	766
Changes in:
Accounts receivable	(183,717)	(304,715)
Inventories	154,413	(134,653)
Accounts payable and cash overdraft	56,899	56,120
Accrued liabilities and other	(63,142)	(1,313)
NET CASH FROM OPERATING ACTIVITIES	321,064	90,397
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(84,981)	(71,675)
Proceeds from sale of property, plant and equipment	789	2,029
Acquisitions, net of cash received and purchase of equity method investment	67	(39,343)
Purchases of investments	(14,747)	(15,166)
Proceeds from sale of investments	11,486	8,221
Other	2,076	(2,829)
NET CASH USED IN INVESTING ACTIVITIES	(85,310)	(118,763)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	11,026	570,700
Repayments under revolving credit facilities	(11,869)	(571,075)
Repayments of debt	(29)	(2,485)
Contingent consideration payments and other	(6,179)	(2,553)
Proceeds from issuance of common stock	1,448	1,457
Dividends paid to shareholders	(31,149)	(28,015)
Distributions to noncontrolling interest	(4,859)	(2,053)
Repurchase of common stock	(55,484)	(90,805)
Other	48	(184)
NET CASH USED IN FINANCING ACTIVITIES	(97,047)	(125,013)
Effect of exchange rate changes on cash	4,579	956
NET CHANGE IN CASH AND CASH EQUIVALENTS	143,286	(152,423)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	559,623	291,223
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$702,909	$138,800

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$559,397	$286,662
Restricted cash, beginning of period	226	4,561
Cash, cash equivalents, and restricted cash, beginning of period	$559,623	$291,223

Cash and cash equivalents, end of period	$702,148	$138,071
Restricted cash, end of period	761	729
Cash, cash equivalents, and restricted cash, end of period	$702,909	$138,800

SUPPLEMENTAL INFORMATION:
Interest paid	$6,345	$7,008
Income taxes paid	66,329	138,420
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	$1,915	$2,856
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$8,929	$7,563

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 25, 2022 balances in the accompanying unaudited condensed consolidated balance sheets.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	July 1, 2023				June 25, 2022
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$431,829	$4,434	$—	$436,263	$19	$4,170	$—	$4,189
Fixed income funds	3,791	18,195	—	21,986	2,684	16,654	—	19,338
Treasury securities	343	—	—	343	342	—	—	342
Equity securities	17,224	—	—	17,224	17,249	—	—	17,249
Alternative investments	—	—	4,076	4,076	—	—	4,079	4,079
Mutual funds:
Domestic stock funds	10,781	—	—	10,781	12,723	—	—	12,723
International stock funds	1,135	—	—	1,135	1,378	—	—	1,378
Target funds	8	—	—	8	21	—	—	21
Bond funds	5,288	—	—	5,288	134	—	—	134
Alternative funds	474	—	—	474	510	—	—	510
Total mutual funds	17,686	—	—	17,686	14,766	—	—	14,766
Total	$470,873	$22,629	$4,076	$497,578	$35,060	$20,824	$4,079	$59,963

From the assets measured at fair value as of July 1, 2023, listed in the table above, $435.8 million of money market funds are held in Cash and Cash Equivalents, $38.5 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.5 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $22.3 million of fixed income funds and $0.5 million of money market funds are held in Restricted Investments. As of June 25, 2022, $35.5 million of mutual funds, equity securities, and alternative investments were held in Investments, $4.0 million of money market funds were held in Cash and Cash Equivalents, $0.6 million of money market and mutual funds were held in Other Assets for our deferred compensation plan, and $19.7 million of fixed income funds and $0.2 million of money market funds were held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $60.8 million and $55.2 million as of July 1, 2023 and June 25, 2022, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	July 1, 2023			June 25, 2022
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$24,080	$(2,094)	$21,986	$20,875	$(1,537)	$19,338
Treasury securities	343	—	343	342	—	342
Equity	14,834	2,390	17,224	15,668	1,581	17,249
Mutual funds	15,563	1,596	17,159	13,405	742	14,147
Alternative investments	3,158	918	4,076	3,053	1,026	4,079
Total	$57,978	$2,810	$60,788	$53,343	$1,812	$55,155

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $2.8 million and $1.8 million as of July 1, 2023 and June 25, 2022, respectively. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of July 1, 2023 and June 25, 2022.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	July 1,	June 25,		July 1,	June 25,
	2023	2022	% Change	2023	2022	% Change
Point in Time Revenue	$2,006,319	$2,850,409	(29.6)%	$3,790,775	$5,300,690	(28.5)%
Over Time Revenue	37,599	50,465	(25.5)%	75,619	89,497	(15.5)%
Total Net Sales	2,043,918	2,900,874	(29.5)%	$3,866,394	$5,390,187	(28.3)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	July 1,	December 31,	June 25,
	2023	2022	2022
Cost and Earnings in Excess of Billings	$3,266	$6,798	$6,413
Billings in Excess of Cost and Earnings	12,914	10,184	10,046

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Numerator:
Net earnings attributable to controlling interest	$150,761	$203,118	$276,830	$392,821
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(7,588)	(8,270)	(13,096)	(15,045)
Net earnings for calculating EPS	$143,173	$194,848	$263,734	$377,776
Denominator:
Weighted average shares outstanding	62,786	62,766	62,756	62,889
Adjustment for non-vested restricted common stock equivalents	(3,160)	(2,555)	(2,969)	(2,409)
Shares for calculating basic EPS	59,626	60,211	59,787	60,480
Effect of dilutive restricted common stock equivalents	918	205	885	220
Shares for calculating diluted EPS	60,544	60,416	60,672	60,700
Net earnings per share:
Basic	$2.40	$3.24	$4.41	$6.25
Diluted	$2.36	$3.23	$4.35	$6.22

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on July 1, 2023, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On July 1, 2023, we had outstanding purchase commitments on commenced capital projects of approximately $66.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of July 1, 2023, we had approximately $13.2 million in outstanding payment and performance bonds for open projects. We had approximately $13.0 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On July 1, 2023, we had outstanding letters of credit totaling $54.1 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of July 1, 2023, we have irrevocable letters of credit outstanding totaling approximately $50.8 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2023 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS AND EQUITY METHOD INVESTMENTS

We completed the following acquisitions since the end of the second quarter of 2022, which were accounted for using the purchase or equity method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	December 6, 2022	$70,942 cash paid for 100% asset purchase	$48,745	$22,197	Packaging
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

The intangible assets for the above investments have not been finalized and allocated to their respective identifiable asset and goodwill accounts. In aggregate, investments completed since the end of the second quarter of 2022 and not consolidated with other operations contributed approximately $23.8 million in net sales and $1.0 million in operating profits during the first six months of 2023.

UFP INDUSTRIES, INC.

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of July 1, 2023, the carrying value of our investment in Dempsey is $64.3 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

The business combinations mentioned above were not significant to our operating results individually or in aggregate, and thus pro forma results for 2023 and 2022 are not presented.

G.       SEGMENT REPORTING

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of UFP Retail Solutions, UFP Packaging (formerly known as UFP Industrial) and UFP Construction and align with the end markets we serve. This segment structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment.

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

	Three Months Ended July 1, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$919,998	$488,100	$550,464	$86,224	$(868)	$2,043,918
Intersegment net sales	198,518	20,976	23,554	75,480	(318,528)	—
Earnings from operations	60,180	56,864	61,959	6,817	7,677	193,497

UFP INDUSTRIES, INC.

	Three Months Ended June 25, 2022
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,121,440	$676,333	$975,376	$124,416	$3,309	$2,900,874
Intersegment net sales	67,612	21,487	31,866	125,893	(246,858)	—
Earnings from operations	24,527	94,210	132,832	22,748	11,249	285,566

	Six Months Ended July 1, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,669,575	$974,661	$1,066,057	$153,736	$2,365	$3,866,394
Intersegment net sales	421,843	41,026	49,390	152,967	(665,226)	—
Earnings from operations	101,236	111,596	116,207	10,851	15,315	355,205

	Six Months Ended June 25, 2022
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,114,672	$1,287,702	$1,761,847	$219,983	$5,983	$5,390,187
Intersegment net sales	133,560	43,660	57,218	235,665	(470,103)	—
Earnings from operations	95,924	176,601	211,650	37,563	22,853	544,591

The following table presents goodwill by segment as of July 1, 2023, and December 31, 2022 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 31, 2022	$84,640	$148,909	$87,670	$16,101	$—	$337,320
2023 Purchase Accounting Adjustments	(979)	(67)	—	—	—	(1,046)
Foreign Exchange, Net	—	—	126	95	—	221
Balance as of July 1, 2023	$83,661	$148,842	$87,796	$16,196	$—	$336,495

The following table presents total assets by segment as of July 1, 2023, and December 31, 2022 (in thousands).

	Total Assets by Segment
	July 1,	December 31,
Segment Classification	2023	2022	% Change
Retail	$992,463	$889,417	11.6%
Packaging	838,495	885,878	(5.3)
Construction	698,632	712,837	(2.0)
All Other	295,865	308,688	(4.2)
Corporate	1,018,488	875,253	16.4
Total Assets	$3,843,943	$3,672,073	4.7%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the second quarter of 2023 compared to 25.0% in the same period of 2022 and was 23.7% in the first six months of 2023 compared to 24.5% for the same period in 2022. The decrease in our overall effective tax rate was primarily due to an increase in our tax deduction from stock based compensation accounted for as a permanent difference.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2023 and 2022 (in thousands, except average share price):

	July 1, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	19	$87.86

Shares issued under the employee stock gift program	1	86.88
Shares issued under the director retainer stock program	2	87.02
Shares issued under the bonus plan	756	86.14
Shares issued under the executive stock match plan	75	85.89
Forfeitures	(10)
Total shares issued under stock grant programs	824	$86.12

Shares issued under the deferred compensation plans	105	$85.16

During the first six months of 2023, we repurchased 700,597 shares of our common stock at an average share price of $79.20.

	June 25, 2022
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	24	$72.58

Shares issued under the employee stock gift program	2	78.57
Shares issued under the director retainer stock program	2	79.46
Shares issued under the bonus plan	755	82.73
Shares issued under the executive stock grants plan	62	82.87
Forfeitures	(6)
Total shares issued under stock grant programs	815	$82.72

Shares issued under the deferred compensation plans	92	$82.59

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

UFP INDUSTRIES, INC.

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of July 1, 2023 and June 25, 2022 was $0.8 million and $9.3 million, respectively.

K.       SUBSEQUENT EVENTS

On July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of outstanding stock through July 31, 2024. This share authorization supersedes and replaces our prior share repurchase authorizations.

UFP INDUSTRIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UFP Industries, Inc. is a holding company with subsidiaries in North America, Europe, Asia, and Australia that design, manufacture, and supply products made from wood, wood and non-wood composites, and other materials to three segments: retail, packaging, and construction. Our business segments are functionally interdependent and are supported by common corporate services, such as accounting and finance, information technology, human resources, marketing, purchasing, transportation, legal and compliance, among others. We regularly invest in automation and implement best practices to improve the efficiency of our manufacturing facilities across each of the segments. The results and improvements from these investments are shared among the segments. This exchange of ideas drives faster innovation for new products, processes, and product improvements. While the majority of our facilities serve only one business segment, many of our larger facilities serve two or more segments.

We believe that our operating structure allows us to better evaluate market conditions and opportunities and more effectively allocate capital and resources to the appropriate segments and business units. Also, we believe our diversification and manner in which we operate our business provide an inherent hedge against the business cycles our end markets experience and over which we have limited control. Accordingly, we have the ability to provide more stable earnings and cash flows to our shareholders. Our diversification and operating practices also mitigate the impact that more volatile lumber market conditions have on traditional lumber companies. We are headquartered in Grand Rapids, Mich. For more information about UFP Industries, Inc., or its affiliated operations, go to www.ufpi.com.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; concentration of sales to customers; vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; Cybersecurity breaches; tariffs on import and export sales; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the second quarter of 2023.

OVERVIEW

Our results for the second quarter of 2023 include the following highlights:

●	Our net sales decreased 30% compared to the second quarter of 2022, which was comprised of a 20% decrease in selling prices and a 10% decrease in organic unit sales. The overall decrease in our selling prices is primarily due to lower lumber prices. Organic unit declines consisted of 4% in our retail segment, 9% in our packaging segment, 18% in our construction segment, and 22% in our international segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $103.4 million, or 20.5%, compared to the same period of the prior year, exceeding our 10% decline in unit sales, due to competitive price pressure and negative operating leverage on the drop in volume. The gross profit of Retail increased $48 million and was offset by declines in gross profit of $90 million in Construction, $44 million in Packaging, and $19 million in International. The overall decline in gross profits is primarily due to the decline in unit sales, unfavorable cost variances as a result of fixed manufacturing costs, and more competitive pricing in certain business units. These unfavorable factors were partially offset by more favorable lumber price trends in 2023 on products sold in our Retail segment that are based on variable selling price.
●	Our operating profits decreased $92 million, or 32.2%, compared to the second quarter of 2022. The overall decrease is a result of the decline in gross profits mentioned above offset by a $10 million decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarly due to our incentive compensation plans which are tied to profitability and return on investment. Our decremental operating margin comparing our decrease in operating profits relative to decrease in net sales was 10.7%, which was lower than the estimated range of 15% to 20% we previously disclosed.
●	Our cash flows from operations was $321 million in the first six months of 2023 compared to $90 million during the first six months of 2022. The $231 million improvement resulted from a seasonal increase in net working capital that was $349 million lower in the first six months of 2023 than it was in 2022, offset by a $118 million decrease in net earnings and non-cash expenses compared to the prior year.
●	Our net cash surplus at the end of June 2023 was $425 million compared to net debt (debt and cash overdraft less cash) of $191 million at the end of June 2022. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash surplus resulted in total liquidity of approximately $2.0 billion at the end of the second quarter of 2023.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2023	2022
January	$386	$1,112
February	437	1,225
March	411	1,321
April	420	1,051
May	400	948
June	398	670

Second quarter average	$406	$890
Year-to-date average	$409	$1,055

Second quarter percentage change	(54.4)%
Year-to-date percentage change	(61.2)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2023	2022
January	$406	$1,010
February	452	1,115
March	464	1,198
April	474	902
May	437	732
June	427	574

Second quarter average	$446	$736
Year-to-date average	$443	$922

Second quarter percentage change	(39.4)%
Year-to-date percentage change	(52.0)%

Lower overall lumber prices in 2023 compared to 2022 is primarily due to increased capacity and the supply of lumber in North America combined with an increase in imports from other countries while demand for lumber has declined. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 39.0% and 54.8% of our sales in the first six months of 2023 and 2022, respectively. The decrease from the prior year ratio reflects the significant decrease in the Lumber Market as well as an improvement in our sales mix of value-added products and our value-based selling practices.

Our gross margins are impacted by (1) the relative level of the Lumber Market (i.e. whether prices are higher or lower from comparative periods), and (2) the trend in the market price of lumber (i.e. whether the price of lumber is increasing or decreasing within a period or from period to period). Additionally, as explained below, product categories can be priced differently. Some of our products have fixed selling prices, while our variably priced products have pricing indexed to the reported Lumber Market with a fixed dollar adder to cover conversion costs and profits. Consequently, the level and trend of the Lumber Market impact our products differently.

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers.

UFP INDUSTRIES, INC.

●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate customers’ needs and carry appropriate levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. Sales of these products are highest in the second quarter, primarily due to seasonal demand for pressure-treated lumber sold in our retail segment.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices. As a result of the balance in our net sales to each of our end markets we believe our gross profits are more stable than those of our competitors who are less diversified.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in the first six months of 2023. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 19% of our total purchases for the first six months of 2023 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

BUSINESS COMBINATIONS

We completed no business acquisitions during the first six months of fiscal 2023. We completed four in fiscal 2022. The annual historical sales attributable to acquisitions completed during the last six months of 2022 was approximately $116 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2023 and 2022 are not presented.

UFP INDUSTRIES, INC.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.4	82.6	80.4	81.8
Gross profit	19.6	17.4	19.6	18.2
Selling, general, and administrative expenses	10.0	7.4	10.3	8.1
Other losses (gains), net	0.1	0.1	0.1	—
Earnings from operations	9.5	9.8	9.2	10.1
Other (income) expense, net	(0.2)	0.3	(0.2)	0.3
Earnings before income taxes	9.7	9.5	9.4	9.9
Income taxes	2.3	2.4	2.2	2.4
Net earnings	7.4	7.2	7.1	7.4
Less net earnings attributable to noncontrolling interest	—	(0.2)	—	(0.2)
Net earnings attributable to controlling interest	7.4%	7.0%	7.2%	7.3%

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

	Percentage Change
	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Units sold	(8.0)%	3.0%	(9.0)%	6.0%
Gross profit	(20.5)	19.5	(22.8)	38.7
Selling, general, and administrative expenses	(4.6)	16.3	(8.1)	29.9
Earnings from operations	(32.2)	20.5	(34.8)	45.4

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

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Gross profit	$400,067	$503,452	$758,396	$981,815
Selling, general, and administrative expenses	$204,703	$214,538	$399,386	$434,688
SG&A as percentage of gross profit	51.2%	42.6%	52.7%	44.3%

UFP INDUSTRIES, INC.

Operating Results by Segment:

Our business segments consist of UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging” and formerly known as UFP Industrial) and UFP Construction (“Construction”), and align with the end markets we serve. Among other advantages, this structure allows for a more specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit. Business units are allocated among our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Europe, Asia, and Australia operations and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases, and operates transportation equipment, are also included in the Corporate column. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$919,998	$488,100	$550,464	$86,224	$(868)	$2,043,918
Cost of goods sold	799,017	369,865	413,260	64,128	(2,419)	1,643,851
Gross profit	120,981	118,235	137,204	22,096	1,551	400,067
Selling, general, administrative expenses	60,855	61,377	74,083	13,943	(5,555)	204,703
Other	(54)	(6)	1,162	1,336	(571)	1,867
Earnings from operations	$60,180	$56,864	$61,959	$6,817	$7,677	$193,497

	Three Months Ended June 25, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,121,440	676,333	$975,376	$124,416	$3,309	$2,900,874
Cost of goods sold	1,048,260	514,216	748,060	83,336	3,549	2,397,421
Gross profit	73,180	162,117	227,316	41,080	(240)	503,453
Selling, general, administrative expenses	48,387	67,235	94,638	16,356	(12,078)	214,538
Other	266	672	(154)	1,976	589	3,349
Earnings from operations	$24,527	$94,210	$132,832	$22,748	$11,249	$285,566

UFP INDUSTRIES, INC.

	Six Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,669,575	$974,661	$1,066,057	$153,736	$2,365	$3,866,394
Cost of goods sold	1,454,156	735,528	807,194	112,004	(884)	3,107,998
Gross profit	215,419	239,133	258,863	41,732	3,249	758,396
Selling, general, administrative expenses	114,210	127,629	141,421	27,465	(11,339)	399,386
Foreign currency exchange loss	(27)	(92)	1,235	3,416	(727)	3,805
Other						—
Earnings from operations	$101,236	$111,596	$116,207	$10,851	$15,315	$355,205

	Six Months Ended June 25, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,114,672	$1,287,702	$1,761,847	$219,983	$5,983	$5,390,187
Cost of goods sold	1,907,155	976,031	1,373,119	147,360	4,707	4,408,372
Gross profit	207,517	311,671	388,728	72,623	1,276	981,815
Selling, general, administrative expenses	111,055	134,466	176,975	32,981	(20,789)	434,688
Other	538	604	103	2,079	(788)	2,536
Earnings from operations	$95,924	$176,601	$211,650	$37,563	$22,853	$544,591

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.8	75.8	75.1	74.4	—	80.4
Gross profit	13.2	24.2	24.9	25.6	—	19.6
Selling, general, administrative expenses	6.6	12.6	13.5	16.2	—	10.0
Other	—	—	—	1.5	—	0.1
Earnings from operations	6.5%	11.7%	11.3%	7.9%	—	9.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended June 25, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	93.5	76.0	76.7	67.0	—	82.6
Gross profit	6.5	24.0	23.3	33.0	—	17.4
Selling, general, administrative expenses	4.3	9.9	9.7	13.1	—	7.4
Other	—	—	—	1.6	—	—
Earnings from operations	2.2%	13.9%	13.6%	18.3%	—	9.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	87.1	75.5	75.7	72.9	—	80.4
Gross profit	12.9	24.5	24.3	27.1	—	19.6
Selling, general, administrative expenses	6.8	13.1	13.3	17.9	—	10.3
Other	—	—	—	2.2	—	0.1
Earnings from operations	6.1%	11.4%	10.9%	7.1%	—	9.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 25, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.2	75.8	77.9	67.0	—	81.8
Gross profit	9.8	24.2	22.1	33.0	—	18.2
Selling, general, administrative expenses	5.3	10.4	10.0	15.0	—	8.1
Other	0.3	—	—	0.9	—	—
Earnings from operations	4.5%	13.7%	12.0%	17.1%	—	10.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; for customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Second quarter 2023 versus Second quarter 2022	(29.5)%	(21.5)%	(8.0)%	—%	(8.0)%
Year-to-date 2023 versus Year-to-date 2022	(28.3)%	(19.3)%	(9.0)%	—%	(9.0)%
●	Diversifying our end market sales mix by increasing sales of structural wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, and increasing our market share with independent retailers.
●	Expanding geographically in our core businesses domestically and in our core packaging business internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended July 1, 2023		Three Months Ended June 25, 2022
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	51.4%	48.6%	45.3%	54.7%
Packaging	77.6%	22.4%	70.5%	29.5%
Construction	83.8%	16.2%	74.7%	25.3%
All Other	81.3%	18.7%	75.4%	24.6%
Corporate	100.0%	—%	76.0%	24.0%
Total Sales	67.4%	32.6%	62.2%	37.8%

UFP INDUSTRIES, INC.

	Six Months Ended July 1, 2023		Six Months Ended June 25, 2022
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	50.8%	49.2%	43.2%	56.8%
Packaging	77.3%	22.7%	69.2%	30.8%
Construction	83.5%	16.5%	73.7%	26.3%
All Other	79.6%	20.4%	73.9%	26.1%
Corporate	24.5%	75.5%	74.7%	25.3%
Total Sales	67.5%	32.5%	60.5%	39.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as “value-added” resulted in a change in prior year’s sales.

Our overall unit sales of value-added products decreased approximately 11% in the second quarter and first six months of 2023 compared to 2022. Our overall unit sales of commodity-based products decreased approximately 10% in the second quarter and approximately 7% in the first six months of 2023 compared to the same period last year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the second quarter and first six months of 2023 decreased 9% and 8%, respectively, due to a decline in lumber prices which were passed to customers in our selling prices. Approximately $9.6 million of new product sales for the first six months of 2022, while still sold, were sunset in 2023 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $795 million in 2023.

UFP INDUSTRIES, INC.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	July 1,	% of Segment	June 25,	% of Segment	% Change
	2023	Net Sales	2022	Net Sales	in Sales
Retail	$84,515	9.2%	89,349	8.0%	(5.4)%
Packaging	72,844	14.9%	71,414	10.6%	2.0%
Construction	26,698	4.9%	40,777	4.2%	(34.5)%
All Other and Corporate	169	0.2%	625	0.5%	(73.0)%
Total New Product Sales	184,226	9.0%	202,165	7.0%	(8.9)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

	New Product Sales by Segment
	Six Months Ended
	July 1,	% of Segment	June 25,	% of Segment	% Change
	2023	Net Sales	2022	Net Sales	in Sales
Retail	$152,699	9.1%	167,997	7.9%	(9.1)%
Packaging	144,789	14.9%	137,989	10.7%	4.9%
Construction	54,626	5.1%	77,274	4.4%	(29.3)%
All Other and Corporate	603	0.4%	1,392	0.6%	(56.7)%
Total New Product Sales	352,717	9.1%	384,652	7.1%	(8.3)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the second quarter of 2023 decreased by 18% compared to the same period of 2022 due to a decline in selling prices. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Additionally, our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, increased approximately 5%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 20%.

Gross profits increased by $47.8 million, or 65.3% to $121.0 million for the second quarter of 2023 compared to the same period last year. The increase in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units increased by a total of $41.7 million. The products sold by these units consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped. The improvement in profitability is primarily due to an increase in unit sales, Sunbelt’s greater utilization of our managed inventory programs, and the unfavorable impact declining lumber prices had on our pricing and profitability throughout the second quarter of 2022.
●	The gross profit of our Deckorators business unit increased by $6.8 million due to an increase in unit sales, an increase in new products, and operational improvements.

SG&A increased by approximately $12.5 million, or 25.8%, in the second quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $11.7 million from the second quarter of 2022 and totaled approximately $15.5 million for the quarter. Advertising expenses increased $1.7 million and were partially offset by a decrease in bad debt expense of $1.2 million.

UFP INDUSTRIES, INC.

Earnings from operations for the Retail reportable segment increased in the second quarter of 2023 compared to 2022 by $35.7 million, or 145.4%, as a result of the factors mentioned above.

Net sales in the first six months of 2023 decreased by 21% compared to the same period of 2022, due to a 20% decrease in selling prices and a 1% organic unit decline. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped.  Additionally, unit sales to big box customers increased approximately 5%, while unit sales to independent retailers decreased approximately 19%.

Gross profits increased by $7.9 million, or 3.8% to $215.4 million for the first six months of 2023 compared to the same period last year. Our increase in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units increased $5.6 million, primarily due to less volatile lumber prices during the first six months of 2023 compared to severe volatility in the same period of 2022. The products sold by these units consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped.
●	The gross profit of our UFP Edge business unit decreased by $7.0 million due to decreases in unit sales.
●	The gross profit of our Deckorators business unit increased by $9.3 million due to an increase in unit sales.

SG&A increased by approximately $3.2 million, or 2.8%, in the first six months of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $2.5 million and totaled approximately $26.9 million for the first six months of 2023. Increases in salaries and wages of $1.5 million and advertising expenses of $2.2 million were offset by decreases in sales incentive compensation of $2.7 million and bad debt expenses of $1.4 million.

Earnings from operations for the Retail reportable segment increased in the first six months of 2023 compared to 2022 by $5.3 million, or 5.5%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the second quarter of 2023 decreased 28% compared to the same period of 2022, due to a 21% decrease in selling prices and a 9% decrease in organic unit sales, offset by acquisition unit growth of 2%. The decrease in unit sales is primarily due to a decline in demand of existing customer accounts, which was partially offset by market share gains associated with new product sales and shipping to new locations of existing accounts.  The decline in prices is due to competitive price pressure and lower lumber costs passed to customers.

Gross profits decreased by $43.9 million, or 27.1%, for the second quarter of 2023 compared to the same period last year. The decrease in gross profits is primarily due to competitive price pressure due to lower demand as well as lower unit sales and unfavorable cost variances as a result of fixed manufacturing costs. Acquisitions contributed $3.0 million to gross profit.

SG&A decreased by approximately $5.9 million, or 8.7%, in the second quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $3.6 million relative to the second quarter of 2022, and totaled $16.1 million for the quarter. Additionally, sales incentive compensation and bad debt expense decreased by $1.1 million and $6.7 million, respectively, from the prior year. These decreases were offset by increases in salaries and wages of $3.4 million and travel related expenses of $1.1 million. Acquired operations since the second quarter of 2022 contributed approximately $2.4 million to our SG&A costs.

UFP INDUSTRIES, INC.

Earnings from operations for the Packaging reportable segment decreased in the second quarter of 2023 compared to 2022 by $37.3 million, or 39.6%, due to the factors discussed above.

Net sales in the first six months of 2023 decreased 24% compared to the same period of 2022, due to a 19% decrease in selling prices and a 7% decrease in organic unit sales, partially offset by acquisition unit growth of 2%. The decrease in unit sales is primarily due to a decline in demand of existing customer accounts, which was partially offset by market share gains associated with new product sales and shipping to new locations of existing accounts.  The decline in prices is due to competitive price pressure and lower lumber costs passed to customers.

Gross profits decreased by $72.5 million, or 23.3%, for the first six months of 2023 compared to the same period last year. The decrease in gross profits is primarily due to competitive price pressure due to lower demand as well as lower unit sales and unfavorable cost variances as a result of fixed manufacturing costs. Acquisitions contributed $5.4 million to gross profit.

SG&A decreased by approximately $6.8 million, or 5.1%, in the first six months of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $11.5 million, and totaled $31.9 million for the six months of 2023. Additionally, our bad debt expense decreased by $7.7 million and sales incentive compensation decreased by $3.7 million. These decreases  were partially offset by increases in salaries and wages of $5.9 million, travel related expenses of $2.0 million, and several small increases in several different accounts. Finally, acquired operations since the first six months of 2022 contributed approximately $4.0 million to our increase in costs.

Earnings from operations for the Packaging reportable segment decreased in the first six months of 2023 compared to 2022 by $65.0 million, or 36.8%, due to the factors discussed above.

Construction Segment

Net sales in the second quarter of 2023 decreased 44% compared to the same period of 2022, due to a 26% decrease in selling prices and an organic unit decline of 18%. Organic unit changes within this segment consist of decreases of 20% in factory-built housing, 14% in site-built construction, and 39% in commercial construction. Organic unit changes in our concrete forming business unit were flat compared to the same period of 2022. The organic unit declines in our factory-built housing and site-built construction business units are due to the impact of higher interest rates on the demand for housing which has resulted in an 8% year over year decline in national housing starts and a 25% year over year decline in manufactured housing production in the second quarter of 2023. The organic unit decline in commercial construction is primarily due to a large customer delaying shipments until the third quarter of 2023. As of July 1, 2023 and June 25, 2022, we estimate that our backlog of orders in our site-built construction business unit were $113 million and $161 million, respectively. The decline in pricing was due to competitive price pressure and the decline in lumber prices which were passed to our customers.

Gross profits decreased by $90.1 million, or 39.6%, in the second quarter of 2023 compared to the same period of 2022. The decrease in our gross profit was comprised of the following:

●	Gross profits in our factory-built housing and site-built construction business units decreased by $29.6 million and $51.6 million, respectively, due to competitive price pressure as well as lower sales volumes and unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our concrete forming business unit decreased by $3.7 million due to lower inventory turnover on products whose unit selling prices declined due to the lower lumber market.
●	The gross profit of our commercial construction business unit decreased $4.3 million as a result of decreased unit sales.

UFP INDUSTRIES, INC.

SG&A decreased by approximately $20.6 million, or 21.7%, in the second quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $11.8 million, and totaled $16.9 million for the quarter. The remaining decrease was primarily due to decreases in sales incentive compensation of $6.9 million and bad debt expense of $1.0 million.

Earnings from operations for the Construction reportable segment decreased in the second quarter of 2023 compared to 2022 by $70.9 million, or 53.4%, due to the factors mentioned above.

Net sales in the first six months of 2023 decreased 39% compared to the same period of 2022, due to a 22% decrease in selling prices and a decline in organic unit sales of 17%. Organic unit changes within this segment consisted of decreases of 18% in site-built housing, 20% in factory-built housing, and 20% in commercial construction. These declines were partially offset by 2% organic unit growth in concrete forming. The decline in pricing was due to competitive price pressure and the decline in lumber prices which were passed to our customers.

Gross profits decreased by $129.9 million, or 33.4%, for the first six months of 2023 compared to the same period of 2022. The decrease in our gross profit was comprised of the following:

●	Gross profits in our factory-built housing and site-built construction business units decreased by $58.6 million and $65.1 million, respectively, due to competitive price pressure as well as lower sales volumes and unfavorable cost variances due to fixed manufacturing costs
●	The gross profit of our concrete forming business unit decreased by $9.1 million due to lower inventory turnover on products whose unit selling prices declined due to the lower lumber market.

SG&A decreased by approximately $35.6 million, or 20.1%, in the first six months of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $19.7 million, and totaled $31.6 million for the first six months of 2023. The remaining decrease was primarily due to decreases in sales incentive compensation of $12.8 million, bad debt expense of $3.0 million, and professional fees of $1.8 million. These decreases were offset by small increases in several SG&A accounts.

Earnings from operations for the Construction reportable segment decreased in the first six months of 2023 compared to 2022 by $95.4 million, or 45.1%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant. The decline in sales and earnings from operations is primarily due to our operation in Mexico that exports moulding and millwork products to the U.S.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the second quarter of 2023 compared to 25.0% in the same period of 2022 and was 23.7% in the first six months of 2023 compared to 24.5% for the same period in 2022. The decrease in our overall effective tax rate was primarily due to an increase in our tax deduction from stock based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	July 1,	June 25,
	2023	2022
Cash from operating activities	$321,064	$90,397
Cash used in investing activities	(85,310)	(118,763)
Cash used in financing activities	(97,047)	(125,013)
Effect of exchange rate changes on cash	4,579	956
Net change in all cash and cash equivalents	143,286	(152,423)
Cash, cash equivalents, and restricted cash, beginning of period	559,623	291,223
Cash, cash equivalents, and restricted cash, end of period	$702,909	$138,800

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

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 63 days from 58 days during the second quarter of 2023 compared to the prior year period.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Days of sales outstanding	36	34	36	33
Days supply of inventory	38	35	38	38
Days payables outstanding[1]	(11)	(11)	(12)	(13)
Days in cash cycle	63	58	62	58

1 We’ve modified our calculation of days payables outstanding to be based on the cost of goods sold and accounts payable balances in our monthly financial statements.  In prior periods, our calculation was based on invoice data. We’ve made this change to simplify the calculation and more easily integrate acquired operations into our financial metrics. The three months and six months prior year metrics have been restated for the new method which reduced days payables from a previously reported 18 days to 11 days and 19 to 13 days, respectively.

The increase in our cash cycle in the second quarter of 2023 compared to the same period of 2022 was primarily due to a three day increase in our days supply of inventory and a two day increase in our days of sales outstanding. The increase in our days supply of inventory is due to carrying higher levels of safety stock and a drop in demand, primarily in our factory-built housing business unit. The increase in our days of sales outstanding is due to receiving slightly less timely payments from our customers, primarily in our site-built construction business unit. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current is 94% at the end of the second quarter for both 2023 and 2022.

In the first six months of 2023, our cash flows from operations were $321 million and were comprised of net earnings of $276 million and $80 million of non-cash expenses, offset by a $35 million increase in working capital since the end of December 2022. Our cash flows from operations increased by $231 million compared to the same period of last year primarily due to a $349 million decrease in our seasonal investment in net working capital compared to the prior year period, offset by a decrease in our net earnings and non-cash expenses of $118 million. The seasonal increase in our net working capital was lower this year due to the drop in lumber prices and the softening of demand.

Purchases of property, plant, and equipment of $85 million comprised most of our cash used in investing activities during the first six months of 2023. Outstanding purchase commitments on existing capital projects totaled approximately $66 million on July 1, 2023. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Deckorators and ProWood business units, achieve efficiencies through automation in all segments, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers). We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. While we maintain an active pipeline of targets, we completed no acquisitions during the first six months of 2023. Cash used for acquisitions in the same period of the prior year amounted to $39 million.

Cash flows used in financing activities consisted of:

●	Cash paid for repurchases of common stock of $55 million. We repurchased 700,597 shares of our common stock for the year at an average share price of $79.20.
●	Dividends paid during the first six months of 2023 include first quarter dividends of $16 million and second quarter dividends of $15 million ($0.25 per share).
●	Contingent consideration payments of $6 million.

UFP INDUSTRIES, INC.

●	Distributions to noncontrolling interests were $5 million.

On July 1, 2023, we had $5 million outstanding on our $750 million revolving credit facility, and we had approximately $718 million in remaining availability after considering $27 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on July 1, 2023.

At the end of the second quarter of 2023, we have approximately $2.0 billion in total liquidity, consisting of our cash surplus, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $535 million in remaining borrowing capacity.

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

FORWARD OUTLOOK

Most recently, our long-term goals have been to:

●	Grow our annual unit sales by 5-7%. We anticipate smaller tuck in acquisitions will continue to contribute toward this goal;
●	Achieve and sustain a minimum 10% adjusted EBITDA margin by continuing to enhance our capabilities and grow our portfolio and sales of value-added products;
●	Earn an incremental return on new investment over our cost of capital;
●	Maintain a conservative capital structure.

We believe effectively executing our strategies will allow us to achieve these long-term goals in the future. However, demand in the markets we serve has contracted and overall economic conditions indicate the U.S. economy may enter a recession, which may impact our results, depending on its severity and duration. The following factors should be considered when evaluating our future results:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels due to inflation and an increase in interest rates. We anticipate lumber prices will follow more typical seasonal patterns consistent with historical trends and demand, and remain at lower levels in 2023 relative to 2022.
●	Retail sales accounted for 43% of our net sales for the first six months of 2023. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we anticipate market demand to be flat to slightly down for the balance of 2023.

UFP INDUSTRIES, INC.

●	Packaging sales accounted for 25% of our net sales for the first six months of 2023. When evaluating future demand, we consider several metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We estimate industrial production to be slightly down for the balance of 2023.
●	Construction sales accounted for 28% of our net sales for the first six months of 2023.
-	The site-built business unit accounted for approximately 12% of our net sales for the first six months of 2023. Approximately 30% of site-built sales are to multifamily builders. More than 75% of our site-built residential housing sales are in areas such as Texas and the Mid-Atlantic, Southeast, and Mountain West regions, which have experienced significant population growth through migration from other states and are forecasted to continue to grow over the long term. When evaluating future demand, we analyze data from housing starts in those regions. The consensus estimates of all housing starts is for a 12% to 15% decline in 2023.
-	The factory-built housing business unit accounted for 9% of our net sales for the first six months of 2023. This business, along with our multifamily business, could benefit from higher interest rates as buyers seek more affordable housing alternatives over time. When evaluating future demand, we analyze manufactured housing production data. The National Association of Home Builders forecasts a 24% decrease in manufactured home shipments in 2023.
-	The commercial construction and concrete forming business units accounted for approximately 6% of our net sales for the first six months of 2023. When evaluating future demand, we analyze data from non-residential construction spending.
●	On a consolidated basis, and based on our 2023 forecasted results of operations and business mix, we currently believe our annual decremental operating margin is in a range of 10% to 15% of net sales (revised from original estimate of 15% to 20%). In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by $0.10 to $0.15. Our decremental operating margin for the first six months of 2023 was 12.4%. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). We currently estimate our annual decremental operating margins by segment as follows:
-	Packaging in a range of 20% to 25% (which was our original estimate). Our decremental operating margin for the first six months of 2023 was 20.8%.
-	Construction in a range of 14% to 19% (revised from original estimate of 20% to 25%). Our decremental operating margin for the first six months of 2023 was 13.7%.
-	We currently anticipate improvement in operating profits in our Retail segment in 2023, primarily due to an expectation of less volatile lumber prices in 2023 and other operational improvements. The severe volatility of lumber prices in 2022 and 2021 adversely impacted the results of this segment.
●	Key factors that may impact the ranges provided above include estimates of:
-	The impact and level of the Lumber Market and trends in the commodity and other material costs of our products
-	Changes in our selling prices
-	Changes in our sales mix by segment, business unit, and product
-	Changes in labor rates
-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate

UFP INDUSTRIES, INC.

-	Inflation and other changes in costs

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provides us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On July 26, 2023, our board approved a quarterly cash dividend of $0.30 per share, which represents a 20% increase from the prior year. This dividend will be payable on September 15, 2023, to shareholders of record on September 1, 2023. We continue to consider our payout ratio and yield when determining the appropriate dividend rate.
●	For the first six months of 2023, we repurchased 700,597 shares of our common stock at an average price of $79.20 per share. On July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of outstanding stock through July 31, 2024. This share authorization supersedes and replaces our prior share repurchase authorizations.
●	We’ve lowered our targeted range for capital expenditures to $175-$200 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential of new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

UFP INDUSTRIES, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended July 1, 2023 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended July 1, 2023, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
April 2 – May 6, 2023	125,000	79.21	125,000	1,424,403
May 7 – June 3, 2023	100,000	82.27	100,000	1,324,403
June 4 – July 1, 2023	25,000	83.50	25,000	1,299,403
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Maximum number of shares that may yet be purchased under the plans or programs.

On February 15, 2022, our Board authorized an additional 1.5 million shares to be repurchased under our existing share repurchase program. Upon expiration of this authorization on February 3, 2023, the Board gave management authorization to repurchase up to 2 million shares by February 5, 2024. As of July 1, 2023, the total number of remaining shares for repurchase under the program was approximately 1.3 million. On and effective as of July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of our common stock through the period ending July 31, 2024, which supercedes and replaces the prior authorization.

Item 5. Other Information.

During the quarter ended July 1, 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: August 9, 2023	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board, Chief Executive Officer and
Principal Executive Officer

Date: August 9, 2023	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer