Form 10-Q
period 2023-09-30
UFP INDUSTRIES INC
filed 2023-11-08
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2023
Common stock, $1 par value	61,812,538

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	September 30,	December 31,	September 24,
	2023	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$957,092	$559,397	$449,135
Restricted cash	3,761	226	729
Investments	37,062	36,013	33,113
Accounts receivable, net	697,555	617,604	877,776
Inventories:
Raw materials	316,628	398,798	425,765
Finished goods	428,119	574,429	581,118
Total inventories	744,747	973,227	1,006,883
Refundable income taxes	26,484	33,126	28,771
Other current assets	38,421	42,520	39,956
TOTAL CURRENT ASSETS	2,505,122	2,262,113	2,436,363
DEFERRED INCOME TAXES	3,489	3,750	3,139
RESTRICTED INVESTMENTS	23,653	19,898	19,552
RIGHT OF USE ASSETS	106,506	107,517	101,001
OTHER ASSETS	150,351	101,262	94,090
GOODWILL	328,221	337,320	319,183
INDEFINITE-LIVED INTANGIBLE ASSETS	7,316	7,339	7,332
OTHER INTANGIBLE ASSETS, NET	140,734	143,892	113,880
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,487,801	1,379,968	1,323,896
Less accumulated depreciation and amortization	(749,109)	(690,986)	(679,889)
PROPERTY, PLANT AND EQUIPMENT, NET	738,692	688,982	644,007
TOTAL ASSETS	4,004,084	3,672,073	3,738,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Cash overdraft	$—	$—	$4,174
Accounts payable	253,065	206,941	323,404
Accrued liabilities:
Compensation and benefits	244,214	296,120	298,384
Other	78,691	80,255	111,596
Current portion of lease liability	24,326	25,577	23,767
Current portion of long-term debt	1,539	2,942	41,536
TOTAL CURRENT LIABILITIES	601,835	611,835	802,861
LONG-TERM DEBT	273,308	275,154	275,417
LEASE LIABILITY	86,571	85,419	80,903
DEFERRED INCOME TAXES	50,779	51,265	62,436
OTHER LIABILITIES	36,040	44,697	40,628
TOTAL LIABILITIES	1,048,533	1,068,370	1,262,245
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$6,788	$6,880	$7,563
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 61,812,538 , 61,618,193 and 61,637,514	61,813	61,618	61,638
Additional paid-in capital	345,399	294,029	284,025
Retained earnings	2,517,252	2,217,410	2,102,764
Accumulated other comprehensive loss	(5,083)	(9,075)	(11,348)
Total controlling interest shareholders’ equity	2,919,381	2,563,982	2,437,079
Noncontrolling interest	29,382	32,841	31,660
TOTAL SHAREHOLDERS’ EQUITY	2,948,763	2,596,823	2,468,739
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,004,084	$3,672,073	$3,738,547

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
NET SALES	$1,827,637	$2,322,855	$5,694,031	$7,713,042
COST OF GOODS SOLD	1,463,237	1,872,679	4,571,235	6,281,051
GROSS PROFIT	364,400	450,176	1,122,796	1,431,991
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	195,649	214,327	595,035	649,015
OTHER LOSSES (GAINS), NET	1,419	(1,195)	5,224	1,341
EARNINGS FROM OPERATIONS	167,332	237,044	522,537	781,635
INTEREST EXPENSE	3,205	3,516	9,598	10,213
INTEREST AND INVESTMENT (INCOME) LOSS	(9,390)	1,658	(23,654)	6,905
EQUITY IN LOSS OF INVESTEE	8	1,208	1,013	2,740
INTEREST AND OTHER	(6,177)	6,382	(13,043)	19,858
EARNINGS BEFORE INCOME TAXES	173,509	230,662	535,580	761,777
INCOME TAXES	39,326	58,561	125,031	188,692
NET EARNINGS	134,183	172,101	410,549	573,085
NET (EARNINGS) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(148)	(4,860)	316	(13,023)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$134,035	$167,241	$410,865	$560,062

EARNINGS PER SHARE – BASIC	$2.14	$2.68	$6.55	$8.93
EARNINGS PER SHARE – DILUTED	$2.10	$2.66	$6.45	$8.89

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	134,183	172,101	410,549	573,085
OTHER COMPREHENSIVE INCOME (LOSS)	(3,761)	(4,477)	6,969	(5,676)
COMPREHENSIVE INCOME	130,422	167,624	417,518	567,409
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	820	(4,273)	(2,661)	(13,290)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$131,242	$163,351	$414,857	$554,119

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			126,069		(313)	125,756	(178)
Foreign currency translation adjustment				3,850	2,195	6,045	56
Unrealized gain on debt securities				151		151
Distributions to NCI					(4,859)	(4,859)
Other						—	43
Cash dividends - $0.25 per share - quarterly			(15,642)			(15,642)
Issuance of 10,140 shares under employee stock purchase plan	10	675				685
Issuance of 824,669 shares under stock grant programs	825	14,356	6			15,187
Issuance of 93,165 shares under deferred compensation plans	93	(93)				—
Repurchase of 450,597 shares	(450)		(34,818)			(35,268)
Expense associated with share-based compensation arrangements		9,598				9,598
Accrued expense under deferred compensation plans		7,165				7,165
Balance on April 1, 2023	$62,096	$325,730	$2,293,025	$(5,074)	$29,864	$2,705,641	$6,801
Net earnings (loss)			150,761		56	150,817	(29)
Foreign currency translation adjustment				2,983	1,694	4,677
Unrealized gain on debt securities				(199)		(199)
Other		(427)				(427)
Cash dividends - $0.25 per share - quarterly			(15,507)			(15,507)
Issuance of 9,253 shares under employee stock purchase plan	9	754				763
Net forfeitures of 1,503 shares under stock grant programs	(1)	35				34
Issuance of 11,686 shares under deferred compensation plans	12	(12)				—
Repurchase of 250,000 shares	(251)		(19,965)			(20,216)
Expense associated with share-based compensation arrangements		8,201				8,201
Accrued expense under deferred compensation plans		1,213				1,213
Balance on July 1, 2023	$61,865	$335,494	$2,408,314	$(2,290)	$31,614	$2,834,997	$6,772
Net earnings			134,035		19	134,054	129
Foreign currency translation adjustment				(2,619)	(685)	(3,304)	(283)
Unrealized loss on debt securities				(174)		(174)
Other		(150)			930	780	170
Distributions to NCI					(2,496)	(2,496)
Redeemable NCI						—
Cash dividends - $0.30 per share - quarterly			(18,574)			(18,574)
Issuance of 7,341 shares under employee stock purchase plans	7	632				639
Net forfeitures of 3,368 shares under stock grant programs	(3)	36	3			36
Issuance of 9,774 shares under deferred compensation plans	10	(10)				—
Repurchase of 66,215 shares	(66)		(6,526)			(6,592)
Expense associated with share-based compensation arrangements		8,156				8,156
Accrued expense under deferred compensation plans		1,241				1,241
Balance on September 30, 2023	$61,813	$345,399	$2,517,252	$(5,083)	$29,382	$2,948,763	$6,788

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 25, 2021	$61,902	$243,995	$1,678,121	$(5,405)	$37,956	$2,016,569	$—
Net earnings			189,703		3,428	193,131
Foreign currency translation adjustment				2,930	949	3,879
Unrealized loss on debt securities				(695)		(695)
Distributions to NCI					(2,053)	(2,053)
Cash dividends - $0.20 per share - quarterly			(12,541)			(12,541)
Issuance of 9,734 shares under employee stock purchase plan	10	653				663
Issuance of 787,045 shares under stock grant programs	787	8,959				9,746
Issuance of 79,973 shares under deferred compensation plans	80	(80)				—
Repurchase of 44,442 shares	(45)		(3,499)			(3,544)
Expense associated with share-based compensation arrangements		6,883				6,883
Accrued expense under deferred compensation plans		6,134				6,134
Balance on March 26, 2022	$62,734	$266,544	$1,851,784	$(3,170)	$40,280	$2,218,172	$—
Net earnings			203,118		4,735	207,853
Foreign currency translation adjustment				(3,660)	(95)	(3,755)
Unrealized loss on debt securities				(628)		(628)
Cash dividends - $0.25 per share - quarterly			(15,474)			(15,474)
Issuance of 13,875 shares under employee stock purchase plan	14	781				795
Issuance of 28,154 shares under stock grant programs	28	1,092				1,120
Issuance of 11,605 shares under deferred compensation plans	12	(12)				—
Repurchase of 1,165,268 shares	(1,165)		(88,506)			(89,671)
Expense associated with share-based compensation arrangements		5,556				5,556
Accrued expense under deferred compensation plans		1,100				1,100
Balance on June 25, 2022	$61,623	$275,061	$1,950,922	$(7,458)	$44,920	$2,325,068	$—
Net earnings			167,241		4,380	171,621	480
Foreign currency translation adjustment				(3,330)	(29)	(3,359)	(558)
Unrealized loss on debt securities				(560)		(560)
Distributions to NCI					(9,970)	(9,970)
Redeemable NCI					(7,641)	(7,641)	7,641
Cash dividends - $0.25 per share - quarterly			(15,405)			(15,405)
Issuance of 10,678 shares under employee stock purchase plans	11	641				652
Net forfeitures of 6,396 shares under stock grant programs	(6)	(159)	6			(159)
Issuance of 10,705 shares under deferred compensation plans	10	(10)				—
Expense associated with share-based compensation arrangements		7,407				7,407
Accrued expense under deferred compensation plans		1,085				1,085
Balance on September 24, 2022	$61,638	$284,025	$2,102,764	$(11,348)	$31,660	$2,468,739	$7,563

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 30,	September 24,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$410,549	$573,085
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	80,432	68,881
Amortization of intangibles	15,325	13,448
Expense associated with share-based and grant compensation arrangements	26,068	19,979
Deferred income taxes (credit)	113	(269)
Unrealized loss on investments and other	362	8,453
Equity in loss of investee	1,013	2,740
Net (gain) loss on sale and disposition of assets	(465)	352
Changes in:
Accounts receivable	(82,883)	(137,607)
Inventories	230,559	(36,259)
Accounts payable and cash overdraft	49,093	(11,247)
Accrued liabilities and other	(18,363)	31,490
NET CASH FROM OPERATING ACTIVITIES	711,803	533,046
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(130,947)	(113,725)
Proceeds from sale of property, plant and equipment	2,211	2,303
Acquisitions, net of cash received and purchase of equity method investment	(52,488)	(105,212)
Purchases of investments	(26,333)	(16,925)
Proceeds from sale of investments	22,101	10,036
Other	(2,092)	911
NET CASH USED IN INVESTING ACTIVITIES	(187,548)	(222,612)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	18,915	570,700
Repayments under revolving credit facilities	(21,929)	(571,075)
Repayments of debt	(29)	(1,957)
Contingent consideration payments and other	(6,179)	(2,564)
Proceeds from issuance of common stock	2,087	2,110
Dividends paid to shareholders	(49,723)	(43,420)
Distributions to noncontrolling interest	(7,355)	(12,023)
Repurchase of common stock	(62,076)	(93,215)
Other	65	(210)
NET CASH USED IN FINANCING ACTIVITIES	(126,224)	(151,654)
Effect of exchange rate changes on cash	3,199	(139)
NET CHANGE IN CASH AND CASH EQUIVALENTS	401,230	158,641
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	559,623	291,223
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$960,853	$449,864

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$559,397	$286,662
Restricted cash, beginning of period	226	4,561
Cash, cash equivalents, and restricted cash, beginning of period	$559,623	$291,223

Cash and cash equivalents, end of period	$957,092	$449,135
Restricted cash, end of period	3,761	729
Cash, cash equivalents, and restricted cash, end of period	$960,853	$449,864

SUPPLEMENTAL INFORMATION:
Interest paid	$9,492	$9,997
Income taxes paid	118,403	213,117
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	$3,427	$3,211
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$9,937	$8,424

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of September 30, 2023, the carrying value of our investment in Dempsey is $63.0 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

We also made an investment in UFP Palets y Embalajes SL (UFP Palets) on September 20, 2023, in which we own 80% of the issued equity of that entity, and the remaining 20% of the issued equity is owned by the previous owner (“Seller”). The investment in UFP Palets is accounted for using the equity method of accounting because we do not have control as a result of certain rights granted to the minority shareholder. Per the contract, the Seller has a put right to sell their equity interest to us and we have a call right to purchase the Seller’s equity interest, which are both first exercisable in September 2026. The values of the put and call options are based upon future performance. As of September 30, 2023, the carrying value of our investment in UFP Palets is $53.6 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of UFP Palets relative to the strike price of the put option.

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 24, 2022 balances in the accompanying unaudited condensed consolidated balance sheets.

UFP INDUSTRIES, INC.

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

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	September 30, 2023				December 31, 2022
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$496,910	$11,894	$—	$508,804	$390,219	$1,286	$—	$391,505
Fixed income funds	4,768	18,160	—	22,928	2,594	16,692	—	19,286
Treasury securities	344	—	—	344	343	—	—	343
Equity securities	14,755	—	4,000	18,755	17,337	—	—	17,337
Alternative investments	—	—	4,184	4,184	—	—	4,102	4,102
Mutual funds:
Domestic stock funds	12,048	—	—	12,048	13,067	—	—	13,067
International stock funds	467	—	—	467	1,414	—	—	1,414
Target funds	8	—	—	8	8	—	—	8
Bond funds	5,158	—	—	5,158	130	—	—	130
Alternative funds	485	—	—	485	474	—	—	474
Total mutual funds	18,166	—	—	18,166	15,093	—	—	15,093
Total	$534,943	$30,054	$8,184	$573,181	$425,586	$17,978	$4,102	$447,666

From the assets measured at fair value as of September 30, 2023, listed in the table above, $508.4 million of money market funds are held in Cash and Cash Equivalents, $41.0 million of mutual funds, equity securities, and alternative investments are held in Investments, $0.1 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $23.3 million of fixed income funds and $0.4 million of money market funds are held in Restricted Investments. As of December 31, 2022, $36.1 million of mutual funds, equity securities, and alternative investments were held in Investments, $391.2 million of money market funds were held in Cash and Cash Equivalents, $0.5 million of money market and mutual funds were held in Other Assets for our deferred compensation plan, and $19.6 million of fixed income funds and $0.3 million of money market funds were held in Restricted Investments.

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

UFP INDUSTRIES, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $60.3 million and $55.6 million as of September 30, 2023 and December 31, 2022, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 30, 2023			December 31, 2022
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$25,336	$(2,408)	$22,928	$21,399	$(2,113)	$19,286
Treasury securities	344	—	344	343	—	343
Equity	13,349	1,406	14,755	15,762	1,575	17,337
Mutual funds	17,184	939	18,123	13,430	1,144	14,574
Alternative investments	3,184	1,000	4,184	3,105	997	4,102
Total	$59,397	$937	$60,334	$54,039	$1,603	$55,642

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $0.9 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of September 30, 2023 and December 31, 2022.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	September 24,		September 30,	September 24,
	2023	2022	% Change	2023	2022	% Change
Point in Time Revenue	$1,797,215	$2,270,438	(20.8)%	$5,587,990	$7,571,128	(26.2)%
Over Time Revenue	30,422	52,417	(42.0)%	106,041	141,914	(25.3)%
Total Net Sales	1,827,637	2,322,855	(21.3)%	$5,694,031	$7,713,042	(26.2)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 30,	December 31,	September 24,
	2023	2022	2022
Cost and Earnings in Excess of Billings	$1,614	$6,798	$8,477
Billings in Excess of Cost and Earnings	10,318	10,184	10,743

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Numerator:
Net earnings attributable to controlling interest	$134,035	$167,241	$410,865	$560,062
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(6,754)	(6,857)	(19,863)	(21,970)
Net earnings for calculating EPS	$127,281	$160,384	$391,002	$538,092
Denominator:
Weighted average shares outstanding	62,693	62,445	62,736	62,743
Adjustment for non-vested restricted common stock equivalents	(3,159)	(2,560)	(3,033)	(2,461)
Shares for calculating basic EPS	59,534	59,885	59,703	60,282
Effect of dilutive restricted common stock equivalents	1,087	307	958	255
Shares for calculating diluted EPS	60,621	60,192	60,661	60,537
Net earnings per share:
Basic	$2.14	$2.68	$6.55	$8.93
Diluted	$2.10	$2.66	$6.45	$8.89

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on September 30, 2023, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 30, 2023, we had outstanding purchase commitments on commenced capital projects of approximately $81.3 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 30, 2023, we had approximately $14.4 million in outstanding payment and performance bonds for open projects. We had approximately $12.6 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 30, 2023, we had outstanding letters of credit totaling $47.8 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of September 30, 2023, we have irrevocable letters of credit outstanding totaling approximately $44.5 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2023 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS AND EQUITY METHOD INVESTMENTS

We completed the following acquisitions since the end of the third quarter of 2022, which were accounted for using the purchase or equity method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	September 20, 2023	$54,292 consideration for equity method investment	$45,713	$8,579	International
UFP Palets

Headquartered in Castellón, Spain, UFP Palets (formerly known as Palets Suller Group) is the market leader in machine-built wood pallets, serving the region's large ceramic tile industry. The company had trailing 12-month sales of approximately $38 million through August 2023.

	December 6, 2022	$70,942 consideration for 100% asset purchase	$48,745	$22,197	Packaging
Titan Corrugated, Inc. (Titan) and All Boxed Up, LLC (ABU)

Located in Flower Mound, TX and founded in 2003, Titan’s primary products include boxes used in moving and storage, jumbo boxes for industrial products, corrugated shipping containers, and point-of-purchase displays. ABU distributes common box sizes manufactured by Titan throughout the United States. The combined companies had trailing 12-month sales through October 2022 of approximately $46.5 million.

The purchase accounting valuation of the UFP Palets investment is yet to be finalized. The allocation of intangible assets for Titan and ABU are final. In aggregate, investments completed since the end of the third quarter of 2022 and not consolidated with other operations contributed approximately $32.6 million in net sales and $2.0 million in operating profits during the first nine months of 2023.

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

	Three Months Ended September 30, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$711,381	$449,885	$583,960	$81,426	$985	$1,827,637
Intersegment net sales	102,190	16,910	24,194	58,903	(202,197)	—
Earnings from operations	45,349	41,429	69,560	6,668	4,326	167,332

	Three Months Ended September 24, 2022
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$845,304	$584,808	$777,126	$112,203	$3,414	$2,322,855
Intersegment net sales	87,362	19,778	31,352	102,927	(241,419)	—
Earnings from operations	28,932	77,298	110,384	13,705	6,725	237,044

	Nine Months Ended September 30, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,380,956	$1,424,546	$1,650,017	$235,162	$3,350	$5,694,031
Intersegment net sales	524,033	57,936	73,584	211,870	(867,423)	—
Earnings from operations	146,585	153,025	185,767	17,519	19,641	522,537

	Nine Months Ended September 24, 2022
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,959,976	$1,872,510	$2,538,973	$332,186	$9,397	$7,713,042
Intersegment net sales	220,922	63,438	88,570	338,592	(711,522)	—
Earnings from operations	124,856	253,899	322,034	51,268	29,578	781,635

UFP INDUSTRIES, INC.

The following table presents goodwill by segment as of September 30, 2023, and December 31, 2022 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 31, 2022	$84,640	$148,909	$87,670	$16,101	$—	$337,320
2023 Acquisitions	—	—	—	—	—	—
2023 Purchase Accounting Adjustments	(979)	(7,867)	—	—	—	(8,846)
Foreign Exchange, Net	—	—	40	(293)	—	(253)
Balance as of September 30, 2023	$83,661	$141,042	$87,710	$15,808	$—	$328,221

The following table presents total assets by segment as of September 30, 2023, and December 31, 2022 (in thousands).

	Total Assets by Segment
	September 30,	December 31,
Segment Classification	2023	2022	% Change
Retail	$868,021	$889,417	(2.4)%
Packaging	819,566	885,878	(7.5)
Construction	689,791	712,837	(3.2)
All Other	349,786	308,688	13.3
Corporate	1,276,920	875,253	45.9
Total Assets	$4,004,084	$3,672,073	9.0%

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 22.7% in the third quarter of 2023 compared to 25.4% in the same period of 2022 and was 23.3% in the first nine months of 2023 compared to 24.8% for the same period in 2022. The decrease in our overall effective tax rate was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference and an increase in our R&D tax credit.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2023 and 2022 (in thousands, except average share price):

	September 30, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	26	$91.85

Shares issued under the employee stock gift program	1	91.31
Shares issued under the director retainer stock program	2	91.87
Shares issued under the bonus plan	756	86.14
Shares issued under the executive stock match plan	75	85.89
Forfeitures	(13)
Total shares issued under stock grant programs	821	$86.14

Shares issued under the deferred compensation plans	115	$86.69

UFP INDUSTRIES, INC.

During the first nine months of 2023, we repurchased 766,812 shares of our common stock at an average share price of $80.95.

	September 24, 2022
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	34	$71.65

Shares issued under the employee stock gift program	2	78.60
Shares issued under the director retainer stock program	3	83.24
Shares issued under the bonus plan	755	82.73
Shares issued under the executive stock grants plan	62	82.87
Forfeitures	(13)
Total shares issued under stock grant programs	809	$82.73

Shares issued under the deferred compensation plans	102	$82.36

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory were not significant as of September 30, 2023 and September 24, 2022.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 208,057 shares for $20.1 million, at an average share price of $96.48.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; concentration of sales to customers; vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; Cybersecurity breaches; tariffs on import and export sales; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the third quarter of 2023.

OVERVIEW

Our results for the third quarter of 2023 include the following highlights:

●	Our net sales decreased 21% compared to the third quarter of 2022, which was comprised of a 12% decrease in selling prices and a 9% decrease in organic unit sales. The overall decrease in our selling prices is primarily due to lower lumber prices and a more competitive pricing environment in certain of our business units. Organic unit declines consisted of 7% in our retail segment, 9% in our packaging segment, and 13% in our construction segment. Acquired businesses contributed 2% unit growth in our packaging segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $85.8 million, or 19.1%, compared to the same period of the prior year, exceeding our 9% decline in unit sales. By segment, gross profits decreased by $55 million in Construction and $50 million in Packaging, while Retail experienced a $24 million increase in gross profits. The overall decrease in our gross profits is primarily due to the decline in unit sales, unfavorable cost variances as a result of fixed manufacturing costs, and more competitive pricing in certain business units. These unfavorable factors were partially offset by more favorable lumber price trends in 2023 on products sold in our Retail segment that are based on variable selling prices.
●	Our operating profits decreased $70 million, or 29.4%, compared to the third quarter of 2022. The overall decrease is a result of the decline in gross profits mentioned above offset by a $19 million decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarily due to our incentive compensation plans which are tied to profitability and return on investment. Our decremental operating margin comparing our decrease in operating profits relative to our decrease in net sales was 14.1%.
●	Our cash flows from operations was $712 million in the first nine months of 2023 compared to $533 million during the first nine months of 2022. The $179 million improvement resulted from an increase in net working capital that was $332 million lower in the first nine months of 2023 than it was in 2022, offset by a $153 million decrease in net earnings and non-cash expenses compared to the prior year.
●	Our net cash surplus at the end of September 2023 was $682 million compared to $128 million at the end of September 2022. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash surplus resulted in total liquidity of approximately $2.2 billion at the end of the third quarter of 2023.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2023	2022
January	$386	$1,112
February	437	1,225
March	411	1,321
April	420	1,051
May	400	948
June	398	670
July	455	621
August	430	625
September	430	556

Third quarter average	$438	$601
Year-to-date average	$419	$903

Third quarter percentage change	(27.1)%
Year-to-date percentage change	(53.6)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2023	2022
January	$406	$1,010
February	452	1,115
March	464	1,198
April	474	902
May	437	732
June	427	574
July	442	547
August	417	589
September	424	533

Third quarter average	$428	$556
Year-to-date average	$438	$800

Third quarter percentage change	(23.0)%
Year-to-date percentage change	(45.3)%

Lower overall lumber prices in 2023 compared to 2022 is primarily due to increased capacity of the supply of lumber in North America combined with an increase in imports from other countries while demand for lumber has declined. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 38.9% and 51.9% of our sales in the first nine months of 2023 and 2022, respectively. The decrease from the prior year ratio reflects the significant decrease in the Lumber Market as well as an improvement in our sales mix of value-added products and our value-based selling practices.

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

Below is a general description of the primary ways in which our products are priced.

●	Products with fixed selling prices. These products include value-added products, such as manufactured items, sold within all segments. Prices for these products are generally fixed at the time of the sales quotation for a specified period of time. In order to reduce any exposure to adverse trends in the price of component lumber products, we attempt to lock in costs with our suppliers or purchase necessary inventory for these sales commitments. The time period limitation eventually allows us to periodically re-price our products for changes in lumber costs from our suppliers.

UFP INDUSTRIES, INC.

●	Products with selling prices indexed to the reported Lumber Market with a fixed dollar “adder” to cover conversion costs and profit. These products primarily include treated lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing industry. For these products, we estimate customers’ needs and carry appropriate levels of inventory. Because lumber costs are incurred in advance of final sale prices, subsequent increases or decreases in the market price of lumber impact our gross margins. Sales of these products are highest in the third quarter, primarily due to seasonal demand for pressure-treated lumber sold in our retail segment.

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices. As a result of the balance in our net sales to each of our end markets we believe our gross profits are more stable than those of our competitors who are less diversified.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in the first nine months of 2023. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 19% of our total purchases for the first nine months of 2023 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS

We completed one business acquisition using the equity method during the first nine months of fiscal 2023. We completed four business acquisitions in fiscal 2022. The annual historical sales attributable to acquisitions completed during the first nine months of 2023 is approximately $38 million, while acquisitions completed during the last three months of 2022 had annual historical sales of approximately $47 million. These business combinations were not significant to our quarterly results individually or in aggregate and thus pro forma results for 2023 and 2022 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.1	80.6	80.3	81.4
Gross profit	19.9	19.4	19.7	18.6
Selling, general, and administrative expenses	10.7	9.2	10.5	8.4
Other losses (gains), net	0.1	(0.1)	0.1	—
Earnings from operations	9.2	10.2	9.2	10.1
Other (income) expense, net	(0.3)	0.3	(0.2)	0.3
Earnings before income taxes	9.5	9.9	9.4	9.9
Income taxes	2.2	2.5	2.2	2.4
Net earnings	7.3	7.4	7.2	7.4
Less net earnings attributable to noncontrolling interest	—	(0.2)	—	(0.2)
Net earnings attributable to controlling interest	7.3%	7.2%	7.2%	7.3%

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

	Percentage Change
	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Units sold	(9.0)%	5.0%	(8.0)%	5.0%
Gross profit	(19.1)	37.4	(21.6)	38.3
Selling, general, and administrative expenses	(8.7)	26.5	(8.3)	28.7
Earnings from operations	(29.4)	41.0	(33.1)	44.1

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

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Gross profit	$364,400	$450,176	$1,122,796	$1,431,991
Selling, general, and administrative expenses	$195,649	$214,327	$595,035	$649,015
SG&A as percentage of gross profit	53.7%	47.6%	53.0%	45.3%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$711,381	$449,885	$583,960	$81,426	$985	$1,827,637
Cost of goods sold	610,000	355,924	439,152	58,814	(653)	1,463,237
Gross profit	101,381	93,961	144,808	22,612	1,638	364,400
Selling, general, administrative expenses	56,001	52,524	75,293	14,937	(3,106)	195,649
Other	31	8	(45)	1,007	418	1,419
Earnings from operations	$45,349	$41,429	$69,560	$6,668	$4,326	$167,332

UFP INDUSTRIES, INC.

	Three Months Ended September 24, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$845,304	584,808	$777,126	$112,203	$3,414	$2,322,855
Cost of goods sold	767,841	440,975	577,552	82,740	3,571	1,872,679
Gross profit	77,463	143,833	199,574	29,463	(157)	450,176
Selling, general, administrative expenses	48,435	66,521	89,455	16,752	(6,836)	214,327
Other	96	14	(265)	(994)	(46)	(1,195)
Earnings from operations	$28,932	$77,298	$110,384	$13,705	$6,725	$237,044

	Nine Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,380,956	$1,424,546	$1,650,017	$235,162	$3,350	$5,694,031
Cost of goods sold	2,064,156	1,091,452	1,246,346	170,818	(1,537)	4,571,235
Gross profit	316,800	333,094	403,671	64,344	4,887	1,122,796
Selling, general, administrative expenses	170,211	180,153	216,714	42,402	(14,445)	595,035
Other	4	(84)	1,190	4,423	(309)	5,224
Earnings from operations	$146,585	$153,025	$185,767	$17,519	$19,641	$522,537

	Nine Months Ended September 24, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,959,976	$1,872,510	$2,538,973	$332,186	$9,397	$7,713,042
Cost of goods sold	2,674,996	1,417,006	1,950,671	230,100	8,278	6,281,051
Gross profit	284,980	455,504	588,302	102,086	1,119	1,431,991
Selling, general, administrative expenses	159,490	200,987	266,430	49,733	(27,625)	649,015
Other	634	618	(162)	1,085	(834)	1,341
Earnings from operations	$124,856	$253,899	$322,034	$51,268	$29,578	$781,635

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.7	79.1	75.2	72.2	—	80.1
Gross profit	14.3	20.9	24.8	27.8	—	19.9
Selling, general, administrative expenses	7.9	11.7	12.9	18.3	—	10.7
Other	—	—	—	1.2	—	0.1
Earnings from operations	6.4%	9.2%	11.9%	8.2%	—	9.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended September 24, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.8	75.4	74.3	73.7	—	80.6
Gross profit	9.2	24.6	25.7	26.3	—	19.4
Selling, general, administrative expenses	5.7	11.4	11.5	14.9	—	9.2
Other	—	—	—	(0.9)	—	—
Earnings from operations	3.4%	13.2%	14.2%	12.2%	—	10.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.7	76.6	75.5	72.6	—	80.3
Gross profit	13.3	23.4	24.5	27.4	—	19.7
Selling, general, administrative expenses	7.1	12.6	13.1	18.0	—	10.5
Other	—	—	0.1	1.9	—	0.1
Earnings from operations	6.2%	10.7%	11.3%	7.4%	—	9.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 24, 2022

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	90.4	75.7	76.8	69.3	—	81.4
Gross profit	9.6	24.3	23.2	30.7	—	18.6
Selling, general, administrative expenses	5.4	10.7	10.5	15.0	—	8.4
Other	0.2	—	—	0.3	—	—
Earnings from operations	4.2%	13.6%	12.7%	15.4%	—	10.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; for customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Third quarter 2023 versus third quarter 2022	(21.3)%	(12.3)%	(9.0)%	—%	(9.0)%
Year-to-date 2023 versus year-to-date 2022	(26.2)%	(18.2)%	(8.0)%	—%	(8.0)%
●	Diversifying our end market sales mix by increasing sales of structural wood and protective packaging to industrial users, increasing our penetration of the concrete forming market, and increasing our market share with independent retailers.
●	Expanding geographically in our core businesses domestically and in our core packaging business internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 82% of our sales consist of products we manufacture at our locations, while 18% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended September 30, 2023		Three Months Ended September 24, 2022
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	50.8%	49.2%	46.6%	53.4%
Packaging	76.4%	23.6%	74.0%	26.0%
Construction	82.8%	17.2%	81.1%	18.9%
All Other	83.9%	16.1%	75.6%	24.4%
Corporate	92.1%	7.9%	89.2%	10.8%
Total Sales	68.7%	31.3%	66.3%	33.7%

UFP INDUSTRIES, INC.

	Nine Months Ended September 30, 2023		Nine Months Ended September 24, 2022
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	50.8%	49.2%	44.2%	55.8%
Packaging	77.0%	23.0%	70.9%	29.1%
Construction	83.3%	16.7%	75.9%	24.1%
All Other	79.7%	20.3%	73.6%	26.4%
Corporate	90.2%	9.8%	90.4%	9.6%
Total Sales	67.8%	32.2%	62.3%	37.7%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products decreased approximately 9% in the third quarter and first nine months of 2023 compared to 2022. Our overall unit sales of commodity-based products decreased approximately 10% in the third quarter and approximately 9% in the first nine months of 2023 compared to the same period last year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the third quarter and first nine months of 2023 decreased 2% and 3%, respectively, due to a decline in lumber prices, which were passed to customers in our selling prices. Approximately $13.5 million of new product sales for the first nine months of 2022, while still sold, were sunset in 2023 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $795 million in 2023.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	September 30,	% of Segment	September 24,	% of Segment	% Change
	2023	Net Sales	2022	Net Sales	in Sales
Retail	$77,751	10.9%	80,038	9.5%	(2.9)%
Packaging	72,563	16.1%	67,176	11.5%	8.0%
Construction	25,650	4.4%	32,931	4.2%	(22.1)%
All Other and Corporate	559	0.7%	484	0.4%	15.5%
Total New Product Sales	176,523	9.7%	180,629	7.8%	(2.3)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

	New Product Sales by Segment
	Nine Months Ended
	September 30,	% of Segment	September 24,	% of Segment	% Change
	2023	Net Sales	2022	Net Sales	in Sales
Retail	$247,407	10.4%	248,034	8.4%	(0.3)%
Packaging	219,008	15.4%	205,838	11.0%	6.4%
Construction	80,180	4.9%	109,097	4.3%	(26.5)%
All Other and Corporate	1,286	0.5%	1,876	0.5%	(31.4)%
Total New Product Sales	547,881	9.6%	564,845	7.3%	(3.0)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

Retail Segment

Net sales in the third quarter of 2023 decreased by 16% compared to the same period of 2022 due to a 9% decline in selling prices and a 7% decline in organic units. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Additionally, our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, increased approximately 1%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 22%.

Gross profits increased by $23.9 million, or 30.9% to $101.4 million for the third quarter of 2023 compared to the same period last year. The increase in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units increased by a total of $20.6 million. The products sold by these units consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped. The improvement in profitability is primarily due to the greater utilization of our managed inventory programs and the unfavorable impact a decline in lumber prices had on our profitability during the third quarter of 2022.
●	The gross profit of our Deckorators business unit increased by $6.8 million due to an increase in sales of new products and operational improvements.

SG&A increased by approximately $7.6 million, or 15.6%, in the third quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $5.0 million from the third quarter of 2022 and totaled approximately $13.1 million for the quarter. The remaining increase was primarily due to a $1 million increase in advertising.

Earnings from operations for the Retail reportable segment increased in the third quarter of 2023 compared to 2022 by $16.4 million, or 56.7%, as a result of the factors mentioned above.

Net sales in the first nine months of 2023 decreased by 20% compared to the same period of 2022, due to a 17% decrease in selling prices and a 3% organic unit decline. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped.  Unit sales to big box customers increased approximately 6%, while unit sales to independent retailers decreased approximately 18%.

Gross profits increased by $31.8 million, or 11.2% to $316.8 million for the first nine months of 2023 compared to the same period last year. Our increase in gross profit was attributable to the following:

●	The gross profits of our Sunbelt and ProWood business units increased $26.2 million, primarily due to less volatile lumber prices during the first nine months of 2023 compared to severe volatility in the same period of 2022. The products sold by these units consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped.
●	The gross profit of our Deckorators business unit increased by $16.1 million due to an increase in overall unit sales, sales of new products, and operational improvements.

SG&A increased by approximately $10.7 million, or 6.7%, in the first nine months of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $7.5 million and totaled approximately $40.0 million for the first nine months of 2023. Additionally, increases in salaries and wages of $2.0 million and advertising expenses of $3.4 million were offset by decreases in sales incentive compensation of $2.3 million and a reduction in bad debt expenses of $1.4 million.

UFP INDUSTRIES, INC.

Earnings from operations for the Retail reportable segment increased in the first nine months of 2023 compared to 2022 by $21.7 million, or 17.4%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the third quarter of 2023 decreased 23% compared to the same period of 2022, due to a 16% decrease in selling prices and a 9% decrease in organic unit sales, offset by acquisition unit growth of 2%. The decrease in unit sales is primarily due to a decline in demand from existing customers. The decline in prices is due to competitive price pressure as well as lower lumber costs.

Gross profits decreased by $49.9 million, or 34.7%, for the third quarter of 2023 compared to the same period last year. The decrease in gross profits is primarily due to competitive price pressure due to lower demand as well as lower unit sales, and unfavorable cost variances as a result of fixed manufacturing costs. Acquisitions contributed $1.3 million to gross profit.

SG&A decreased by approximately $14.0 million, or 21.0%, in the third quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $6.5 million relative to the third quarter of 2022, and totaled $13.4 million for the quarter. Additionally, bad debt and incentive compensation expense decreased $5.3 million and $5.0 million, respectively, from the prior year. These decreases were offset by an increase in salaries and wages of $2.3 million. Acquired operations since the third quarter of 2022 contributed approximately $0.7 million to our SG&A costs.

Earnings from operations for the Packaging reportable segment decreased in the third quarter of 2023 compared to 2022 by $35.9 million, or 46.4%, due to the factors discussed above.

Net sales in the first nine months of 2023 decreased 24% compared to the same period of 2022, due to a 19% decrease in selling prices and a 7% decrease in organic unit sales, partially offset by acquisition unit growth of 2%. The decrease in unit sales is primarily due to a decline in demand from existing customers. The decline in prices is due to competitive price pressure as well as lower lumber costs passed to customers.

Gross profits decreased by $122.4 million, or 26.9%, for the first nine months of 2023 compared to the same period last year. The decrease in gross profits is primarily due to competitive price pressure due to lower demand as well as lower unit sales, and unfavorable cost variances as a result of fixed manufacturing costs. Acquisitions contributed $6.7 million to gross profit.

SG&A decreased by approximately $20.8 million, or 10.4%, in the first nine months of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $18.0 million, and totaled $45.3 million for the nine months of 2023. Additionally, our bad debt expense decreased by $12.8 million, and incentive compensation expense decreased by $4.5 million. These decreases were partially offset by increases in salaries and wages of $7.3 million, travel related expenses of $2.3 million, and several small increases in several different accounts. Finally, acquired operations since the first nine months of 2022 contributed approximately $4.7 million to our increase in costs.

Earnings from operations for the Packaging reportable segment decreased in the first nine months of 2023 compared to 2022 by $100.9 million, or 39.7%, due to the factors discussed above.

Construction Segment

Net sales in the third quarter of 2023 decreased 25% compared to the same period of 2022, due to a 12% decrease in selling prices and an organic unit decline of 13%. Organic unit changes within this segment consist of decreases of 1% in concrete forming, 8% in factory-built housing, 15% in site-built construction, and 27% in commercial construction. The organic unit declines in our site-built and factory-built housing business units are due to the impact of higher interest rates on the

UFP INDUSTRIES, INC.

demand for housing which has resulted in a 15% year over year decline in national housing starts and a 19% year over year decline in manufactured housing production in the third quarter of 2023. The organic unit decline in commercial construction is primarily due to a decline in market demand. As of September 30, 2023 and September 24, 2022, we estimate that our backlog of orders in our site-built construction business unit were $91 million and $118 million, respectively. The decline in pricing was due to competitive price pressure as well as the decline in lumber prices, which were passed to our customers.

Gross profits decreased by $54.8 million, or 27.4%, in the third quarter of 2023 compared to the same period of 2022. The decrease in our gross profit was comprised of the following:

●	Gross profits in our factory-built housing and site-built construction business units decreased by $6.8 million and $41.5 million, respectively, due to competitive price pressure, lower sales volumes and unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our concrete forming business unit decreased by $3.9 million due to a decline in selling prices.
●	The gross profit of our commercial construction business unit decreased $2.5 million as a result of lower unit sales.

SG&A decreased by approximately $14.2 million, or 15.8%, in the third quarter of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $7.9 million, and totaled $19.5 million for the quarter. The remaining decrease was primarily due to decreases in sales incentive compensation of $3.1 million, professional fees of $2.7 million, and bad debt expense of $1.0 million.

Earnings from operations for the Construction reportable segment decreased in the third quarter of 2023 compared to 2022 by $40.8 million, or 37.0%, due to the factors mentioned above.

Net sales in the first nine months of 2023 decreased 35% compared to the same period of 2022, due to a 19% decrease in selling prices and a decline in organic unit sales of 16%. Organic unit changes within this segment consisted of decreases of 17% in site-built housing, 17% in factory-built housing, and 22% in commercial construction. These declines were partially offset by 1% organic unit growth in concrete forming. The decline in pricing was due to competitive price pressure as well as the decline in lumber prices, which were passed to our customers.

Gross profits decreased by $184.6 million, or 31.4%, for the first nine months of 2023 compared to the same period of 2022. The decrease in our gross profit was comprised of the following:

●	Gross profits in our factory-built housing and site-built construction business units decreased by $65.4 million and $107.7 million, respectively, due to competitive price pressure as well as lower sales volumes and unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our concrete forming business unit decreased by $13.0 million due to a decline in selling prices.

SG&A decreased by approximately $49.7 million, or 18.7%, in the first nine months of 2023 compared to the same period of 2022. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $27.7 million, and totaled $51.1 million for the first nine months of 2023. The remaining decrease was primarily due to decreases in sales incentive compensation of $15.1 million, professional fees of $4.6 million, and bad debt expense of $4.0 million. These decreases were offset by small increases in several SG&A accounts.

UFP INDUSTRIES, INC.

Earnings from operations for the Construction reportable segment decreased in the first nine months of 2023 compared to 2022 by $136.3 million, or 42.3%, due to the factors mentioned above.

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

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 22.7% in the third quarter of 2023 compared to 25.4% in the same period of 2022 and was 23.3% in the first nine months of 2023 compared to 24.8% for the same period in 2022. The decrease in our overall effective tax rate was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference, and an increase in our R&D tax credit.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 30,	September 24,
	2023	2022
Cash from operating activities	$711,803	$533,046
Cash used in investing activities	(187,548)	(222,612)
Cash used in financing activities	(126,224)	(151,654)
Effect of exchange rate changes on cash	3,199	(139)
Net change in all cash and cash equivalents	401,230	158,641
Cash, cash equivalents, and restricted cash, beginning of period	559,623	291,223
Cash, cash equivalents, and restricted cash, end of period	$960,853	$449,864

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

UFP INDUSTRIES, INC.

Seasonality has a significant impact on our working capital due to our primary selling season which occurs during the period from March to September. Consequently, our working capital typically increases during our first and second quarters resulting in negative or modest cash flows from operations during those periods. Conversely, we tend to experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 62 days from 63 days during the third quarter of 2023 compared to the prior year period and increased to 65 days from 60 days during the first nine months of 2023 compared to the prior year.

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Days of sales outstanding	37	35	36	34
Days supply of inventory	38	40	41	39
Days of payables outstanding[1]	(13)	(12)	(12)	(13)
Days in cash cycle	62	63	65	60

1 We’ve modified our calculation of days of payables outstanding to be based on the cost of goods sold and accounts payable balances in our monthly financial statements.  In prior periods, our calculation was based on invoice data. We’ve made this change to simplify the calculation and more easily integrate acquired operations into our financial metrics. The three months and nine months prior year metrics have been restated for the new method which reduced days of payables from a previously reported 20 days to 12 days and 20 days to 13 days, respectively.

The decrease in our days supply of inventory for the quarter is due to improvements in inventory turns in our factory-built and site-built construction business units. The increase in our days of sales outstanding for the quarter is primarily due to receiving slightly less timely payments from customers in our site-built construction business unit. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% and 91% at the end of the third quarter of 2023 and 2022, respectively.

In the first nine months of 2023, our cash flows from operations were $712 million and were comprised of net earnings of $411 million, $123 million of non-cash expenses, and a $178 million decrease in working capital since the end of December 2022. Our cash flows from operations increased by $179 million compared to the same period of last year primarily due to a $332 million decrease in our investment in net working capital compared to the prior year period, offset by a decrease in our net earnings and non-cash expenses of $153 million. The elevated decrease in our net working capital this year was due to the drop in lumber prices and the softening of demand.

Purchases of property, plant, and equipment of $131 million comprised most of our cash used in investing activities during the first nine months of 2023. Outstanding purchase commitments on existing capital projects totaled approximately $81 million on September 30, 2023. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Deckorators and ProWood business units, achieve efficiencies through automation in all segments, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers). We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. Cash used for acquisitions during the first nine months of 2023 amounted to $52 million. Cash used for acquisitions in the same period of the prior year amounted to $105 million.

Cash flows used in financing activities primarily consisted of:

●	Cash paid for repurchases of common stock of $62 million. We repurchased 766,812 shares of our common stock for the year at an average share price of $80.95.

UFP INDUSTRIES, INC.

●	Dividends paid during the first nine months of 2023 include first quarter dividends of $16 million ($0.25 per share), second quarter dividends of $15 million ($0.25 per share) and third quarter dividends of $19 million ($0.30 per share).
●	Contingent consideration payments of $6 million.
●	Distributions to noncontrolling interests of $7 million.

On September 30, 2023, we had $3 million outstanding on our $750 million revolving credit facility, and we had approximately $709 million in remaining availability after considering $37 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 30, 2023.

At the end of the third quarter of 2023, we have approximately $2.2 billion in total liquidity, consisting of our cash surplus, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $535 million in remaining borrowing capacity.

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

FORWARD OUTLOOK

Most recently, our long-term goals have been to:

●	Grow our annual unit sales by 5-7%. We anticipate smaller tuck in acquisitions will continue to contribute toward this goal;
●	Achieve and sustain a minimum 10% adjusted EBITDA margin by continuing to enhance our capabilities, improve efficiencies through automation, and grow our portfolio and sales of value-added products;
●	Earn an incremental return on new investment over our cost of capital;
●	Maintain a conservative capital structure.

We believe effectively executing our strategies will allow us to achieve these long-term goals in the future. However, demand in the markets we serve has contracted and overall economic conditions indicate the U.S. economy may enter a recession, which may impact our future results, depending on its severity and duration. The following factors should be considered when evaluating our future results:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels due to inflation and an increase in interest rates. We anticipate lumber prices will follow more typical seasonal patterns consistent with historical trends and demand and remain at lower levels for the remainder of 2023 relative to 2022.

UFP INDUSTRIES, INC.

●	Retail sales accounted for 42% of our net sales for the first nine months of 2023. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we anticipate market demand to be slightly down for the balance of 2023.
●	Packaging sales accounted for 25% of our net sales for the first nine months of 2023. When evaluating future demand, we consider several metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We estimate industrial production to remain consistently down for the balance of 2023.
●	Construction sales accounted for 29% of our net sales for the first nine months of 2023.
-	The site-built business unit accounted for approximately 13% of our net sales for the first nine months of 2023. Approximately 25% of site-built sales are to multifamily builders. More than 75% of our site-built residential housing sales are in areas such as Texas and the Mid-Atlantic, Southeast, and Mountain West regions, which have experienced significant population growth through migration from other states and are forecasted to continue to grow over the long term. When evaluating future demand, we analyze data from housing starts in those regions. The consensus estimates of all housing starts is for a 10% to 12% decline in 2023.
-	The factory-built housing business unit accounted for 10% of our net sales for the first nine months of 2023. This business, along with our multifamily business, could benefit from higher interest rates as buyers seek more affordable housing alternatives over time. When evaluating future demand, we analyze manufactured housing production data. The National Association of Home Builders forecasts a 21% decrease in manufactured home shipments in 2023.
-	The commercial construction and concrete forming business units accounted for approximately 4% of our net sales for the first nine months of 2023. When evaluating future demand, we analyze data from non-residential construction spending.
●	On a consolidated basis, and based on our 2023 forecasted results of operations and business mix, we currently believe our annual decremental operating margin is in a range of 11% to 14% of net sales (revised from previous estimate of 10% to 15%). In other words, we believe for every dollar decrease in sales, relative to the prior year, our earnings from operations may decline by $0.11 to $0.14. Our decremental operating margin for the first nine months of 2023 was 12.8%. As a point of reference, our peak to trough decremental operating margin during the Great Recession was approximately 13.5% (2006 peak to 2011 trough). We currently estimate our annual decremental operating margins by segment as follows:
-	Packaging in a range of 24% to 27% (revised from previous estimate of 20% to 25%). Our decremental operating margin for the first nine months of 2023 was 22.5%.
-	Construction in a range of 14% to 17% (revised from previous estimate of 14% to 19%). Our decremental operating margin for the first nine months of 2023 was 15.3%.
-	We currently anticipate improvement in operating profits in our Retail segment in 2023, primarily due to an expectation of less volatile lumber prices in 2023 and other operational improvements. The severe volatility of lumber prices in 2022 and 2021 adversely impacted the results of this segment.
●	Key factors that may impact the ranges provided above include estimates of:
-	The impact and level of the Lumber Market and trends in the commodity and other material costs of our products
-	Changes in our selling prices
-	Changes in our sales mix by segment, business unit, and product
-	Changes in labor rates

UFP INDUSTRIES, INC.

-	Our ability to reduce variable manufacturing, freight, selling, general, and administrative costs, particularly certain personnel costs, in line with net sales
-	The results of our salaried bonus plan, which is based on pre-bonus profits and achieving minimum levels of pre-bonus return on investment over a required hurdle rate
-	Inflation and other changes in costs

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provides us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On October 24, 2023, our board approved a quarterly cash dividend of $0.30 per share, which represents a 20% increase from the prior year. This dividend will be payable on December 15, 2023, to shareholders of record on December 1, 2023. We continue to consider our payout ratio and yield when determining the appropriate dividend rate.
●	For the first nine months of 2023, we repurchased 766,812 shares of our common stock at an average price of $80.95 per share. On July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of outstanding stock through July 31, 2024. This share authorization supersedes and replaces our prior share repurchase authorizations. We currently have remaining authorization to repurchase up to $173 million through July 31, 2024.
●	We’ve lowered our targeted range for capital expenditures to $175-$200 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock. Priority continues to be given to projects that enhance the working environments of our plants and take advantage of automation opportunities, expand our transportation capacity, and drive strategies that have strong long-term growth potential of new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

UFP INDUSTRIES, INC.

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in their local currency, which is their functional currency, compared to the U.S. Dollar. Additionally, certain of our operations enter into transactions that will be settled in a currency other than the U.S. Dollar. We may enter into forward foreign exchange rate contracts in the future to mitigate foreign currency exchange risk. Historically, our hedge contracts have been immaterial to the financial statements.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 30, 2023 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
July 2 - August 5, 2023	—	—	—	200,000,000
August 6 - September 2, 2023	62,317	99.52	62,317	193,798,516
September 3 - September 30, 2023	3,898	100.02	3,898	193,408,655
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

On and effective as of July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of our common stock through the period ending July 31, 2024, which supersedes and replaces prior authorizations.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: November 8, 2023	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board, Chief Executive Officer and
Principal Executive Officer

Date: November 8, 2023	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer