Form 10-K
period 2023-12-30
UFP INDUSTRIES INC
filed 2024-02-28
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ◻            No ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes ☐            No ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes ◻            No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐            No ⌧

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on July 1, 2023 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 30, 2023) was $5,684,288,927 computed at the closing price of $97.05 on that date.

As of February 3, 2024, 61,624,287 shares of the registrant’s common stock, $1 par value, were outstanding.

Documents incorporated by reference:

(1)	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 30, 2023 are incorporated by reference into Part I and II of this Report.
(2)	Certain portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-21.

ANNUAL REPORT ON FORM 10-K

DECEMBER 30, 2023

PART I

Item 1. Business.

General Development of the Business.

UFP Industries, Inc. (“we” or “our”) is a holding company with subsidiaries throughout North America, Europe, Asia, and Australia that design, manufacture and supply products made from wood, composites, and other materials to three markets: retail, packaging, and construction. We are headquartered in Grand Rapids, Michigan. For more information about UFP Industries, Inc., or our affiliated operations, go to www.ufpi.com.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 30, 2023 ("2023 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2023 Annual Report are filed as Exhibit 13 with this Form 10-K Report.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our business segments consist of UFP Retail Solutions, UFP Packaging and UFP Construction and align with the end markets we serve. Among other things, this structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment.

The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Europe, Asia and Australia operations, and sales and buying offices in other parts of the world. Our International segment and Ardellis, our insurance captive, are referred to as “All Other” throughout this report.

The Corporate segment includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in Corporate. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

Narrative Description of Business.

Historically, we owned and operated a number of manufacturing facilities across North America that served our various markets, and we managed those operations primarily on a geographic basis. As part of that structure, the managers of those facilities and geographic business units were responsible for and compensated on the basis of each facility's, unit's, and region's respective financial performance. This structure fostered a strong entrepreneurial and sales culture, as well as significant revenue growth – from 2011 to 2019 our revenues increased from $1.8 billion to $4.4 billion. We believe that the duration and durability of our relationships with many of our customers, which extend over several decades with certain key customers, is a reflection of our strong sales culture and intense focus on providing custom solutions.

The growth in our business, and in the size and number of our customers, generated an increased need for a deeper understanding of the markets we serve, as well as the need to offer more complete solutions, services, and products for existing and prospective customers. That need, combined with our growth objectives, required a structure that would reorient the company’s focus from geography to end markets. Our 2020 restructuring accomplished that objective and now allows us to better serve our customers, recognize and exploit market opportunities, enhance the efficiency of our operations, and improve the deployment of capital. At the same time, we continue to maintain our existing compensation philosophy and practices of rewarding the financial performance of our plants, business units, and segments, based upon pre-bonus operating profits and return on investment, to preserve our strong entrepreneurial and sales culture.

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

Importantly, the restructuring allows us to better evaluate market conditions and opportunities, while effectively allocating capital and resources to the appropriate segments and business units. Also, we believe that the diversification and manner in which we operate our business provides an inherent hedge against the inevitable business cycles that our markets experience and over which we have little control. Accordingly, our goal is to provide stable earnings and cash flows to our shareholders. Our diversification and operating practices also mitigate the impact of volatile lumber market conditions experienced by traditional lumber companies.

Retail Solutions segment. Our Retail Solutions segment is comprised of the following business units: ProWood, Deckorators and UFP-Edge. The segment is focused on distinct product offerings which are grouped by brands and business units. These groupings may change periodically as opportunities to gain efficiencies occur or development of products that deliver increased scale and synergy are developed.

ProWood. Our ProWood business unit manufactures and sells pressure-treated lumber products, including decking, fencing, and lattice, as well as decorative and functional lawn and garden products to building products retailers across the nation. This business unit includes our branded ProWood line of pressure-treated and fire-retardant products used primarily for outdoor decking environments, including associated accessories. It also includes our branded Outdoor Essentials line of lawn and garden products, consisting of wood and vinyl fencing and lattice, garden beds and planters, pergolas, picnic tables, and other landscaping products. Numerous pressure-treaters exist on local and regional scales with none approaching the volume sold by UFP. We estimate we produce approximately 28% of all residential treated wood, 9% of all wood fencing, and 8% of all fire-retardant wood products.

Deckorators. This business unit includes the manufacture of wood plastic composite and our patented Surestone mineral based composite decking and related decking accessories, including aluminum railing systems, balusters, post caps, and similar products, as well as customized, aluminum fencing. Customers include big box home improvement retailers, regional home centers and wholesale distributors. We estimate we manufacture 6% of all composite decking and railing in the U.S.

UFP-Edge. This business unit manufactures and sells exterior siding, pattern, trim and facia products. These products include traditional wood, engineered wood and modified wood siding with a variety of finish and profile alternatives as well as primed wood trim boards and facia. It also includes interior pattern and trim products, as well as pre-painted and primed shiplap and project boards. UFP-Edge is sold to home improvement retailers and two-step distributors.

UFP Retail Solutions has numerous competitive advantages. We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity-based products, on a national basis, as we do within this segment. We believe the breadth of our product offering, scale and geographic dispersion, proximity of our plants to core customers and key vendors, product innovation initiatives, purchasing and manufacturing expertise, procurement advantages, and service capabilities provide us a competitive edge in this market.

We supply customers in this segment from many of our locations. Our facilities supply mixed truckloads of products, delivered to customers with rapid turnaround. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products due to their weight. The proximity of our manufacturing facilities to customer locations is factored into annual sales programs. The Retail segment services two of our largest customers, The Home Depot and Lowes, which accounted for approximately 17% and 12%, respectively, of our total net sales in fiscal 2023, 15% and 11%, respectively, in 2022, and 16% and 10%, respectively, in 2021.

See Note M "Segment Reporting" of our Annual Report to Shareholders for the fiscal year ended December 30, 2023 for our disaggregated net sales by business unit for our Retail Solutions segment.

Packaging segment. Formerly known as our Industrial segment, it is comprised of the following business units: Structural Packaging, PalletOne, and Protective Packaging Solutions.

Structural Packaging. This business unit designs, engineers, manufactures and tests custom packaging products primarily made of wood and metal. These products are custom designed, often including mixed materials, and manufactured based upon specific customer needs and requirements. We serve a wide variety of regional, national, and global customers in several end markets such as building materials, durable goods, agricultural, moving and storage, heavy equipment and automotive. We utilize combinations of various materials through industrial engineering and testing to promote the best value and functionality for our customers. In Structural Packaging there are regional companies that produce similar product lines, and small single-location competitors in most of our markets. We estimate our domestic market share in Structural Packaging to be 10-12%.

PalletOne. This business unit designs and manufactures pallets primarily made of wood and heat-treated wood. Our pallets are designed and manufactured in numerous sizes and configurations and are used by our customers for shipping a wide assortment of consumer and industrial products. This business unit also includes a recycling operation of previously used pallets. Keys to our success in this business unit are low-cost production through expanded automation, including robotics and high efficiency pallet machines, and the procurement of competitively priced industrial grade wood fiber. In 2022 the company acquired a 50% equity stake in Dempsey Wood Products, LLC, which produces pallet lumber and other industrial wood products in Orangeburg, South Carolina. The lumber Dempsey produces is a crucial product for pallet operations and has been in short supply as larger mills produce less of this type of lumber. PalletOne’s investment in Dempsey helps it secure and grow a critical long-term supply source. There are numerous local and regional pallet manufacturers that compete with PalletOne. We estimate that, as the largest supplier, we manufacture approximately 10% of new machine-built pallets nationally.

Protective Packaging Solutions. This business unit consists of a wide variety of products, such as corrugate, foam, labels, strapping and films. These products are primarily sold as additional offerings to our structural packaging products and pallets and are generally sold as a means of providing a more complete solution to our customers' packaging needs and requirements. Over the last five years, we have added additional products and services to this business unit to meet the increasing demand of our customers to provide a wider array of innovative solutions to their packaging and shipping needs. Through the acquisitions of Advantage Label in Grand Rapids, MI, and Titan Manufacturing, a highly-automated corrugate converter in Flower Mound, TX, UFP has become a manufacturer of labels and corrugate boxes, two significant growth categories for UFP Packaging.

Competitive advantages for UFP Packaging include: being a low cost pallet producer due to our supply agreements, investments in vertical integration, and level of automation in our manufacturing plants; our scale and ability to serve large global, national and regional customers; design and engineering expertise, coupled with our ability to manufacture structural packaging with mixed materials, allowing us to provide creative, value-added solutions to our customers; single-source supplier offering a wide breadth of products, allowing customers to buy more efficiently.

We plan to acquire companies across the industrial packaging spectrum with capabilities in product categories that allow us to fill geographical gaps that enhance our ability to offer valuable packaging solutions to our customers.

See Note M "Segment Reporting" of our Annual Report to Shareholders for the fiscal year ended December 30, 2023 for our disaggregated net sales by business unit for our Packaging segment.

Construction segment. Our construction segment is comprised of the following business units – Factory-Built Housing, Site-Built Construction, Commercial Construction, and Concrete Forming.

Factory-Built Housing. This business unit designs and manufactures roof trusses, cut-to-size dimensional and board lumber, plywood, and oriented strand board, all intended for use in the construction of manufactured housing. Our customers in this market are producers of mobile, modular and prefabricated homes and, to a lesser extent, recreational vehicles (RV) and cargo trailers. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. As a result of these advantages, we estimate we produce approximately 45% of all roof trusses used in factory-built housing in the United States. We also distribute products such as siding, electrical, plumbing, and many other specialty products to factory-built housing and RV customers. Customer vertical integration strategies have affected us in certain regions, and we’ve taken steps to mitigate this risk by increasing our value as a supplier through innovation and low cost production.

Site-Built Construction. This business unit designs and manufactures roof and floor trusses, wall panels, I-joists and lumber packages as well as engineered wood components used to frame residential and light commercial projects. Recent acquisitions, including Atlantic Prefab, Inc., Exterior Designs, LLC, and Patriot Building Systems, LLC, and Endurable Building Products have given the company manufacturing capability in alternate material components such as metal trusses, sheathed and pre-finished light gauge metal wall panels and aluminum balconies, decks and rail accessories. We’ve made a variety of investments in automation, allowing us to enhance efficiency and capacity in numerous UFP Construction operations. Our recently launched proprietary smartphone application, TrussTrax, provides a convenient, simple way for builders to track orders, shipments and engineered documents 24 hours a day, and has enjoyed wide customer adoption. Our customers in this market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and light commercial construction. We currently estimate that approximately 65% of the unit's business is for single-family homes while 35% is for multi-family structures.

Competition in site-built construction consists of numerous national and regional building products dealers who also manufacture components and/or provide framing services, as well as regional manufacturers of engineered wood components. We believe our primary competitive advantages relate to the engineering and design capabilities of our staff, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength, as well as providing a comprehensive turn-key package, including installation in selected markets. As a result of these strengths, we estimate we produce approximately 12% of all engineered wood components used in housing in the United States. Generally, terms of sale and pricing are determined based on contracts we enter into with our customers. We currently supply customers in these markets from manufacturing facilities in many different states, primarily located in the non-urban Northeast, mid-Atlantic, Southeast, Texas, and Colorado. We have intentionally avoided markets that have experienced more severe demand volatility for housing. Also, the states in which we have a presence are forecast to continue to benefit from migration trends in the United States. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload. We also provide framing services for builders in certain regional markets in which we erect the wood structure.

Commercial Construction. Our commercial construction business unit primarily includes the operations of idX Holdings, Inc. idX is a designer, manufacturer and installer of highly customized interior fixtures, casework and architectural millwork used in a variety of retail and commercial structures. This business unit serves customers throughout North America and to a lesser extent, Asia and Europe, in healthcare, hospitality, quick service restaurants, retail, and financial, offering comprehensive, streamlined solutions and customized products while managing programs from concept through completion, on a global scale. We believe we are one of the top five custom interior environment providers globally and the largest diversified custom solutions provider.

Concrete Forming. This business unit designs, manufactures and supplies wood forms and related products that are used by our customers to set or form concrete for various structures, including large parking garages, stadiums, commercial structures, and infrastructure projects such as bridges. Our customers in this business unit include general contractors as well as distributors. We believe we are unique in our ability to deliver highly engineered, factory-built solutions to job sites.

We believe the diversification of the end markets we serve in our Construction segment as well as the breadth of our products and services represent a competitive advantage.

See Note M "Segment Reporting" of our Annual Report to Shareholders for the fiscal year ended December 30, 2023 for our disaggregated net sales by business unit for our Construction segment.

UFP Purchasing/Suppliers. Our purchasing team manages and purchases wood fiber for each of our segments. The three main end markets for softwood lumber in North America – retail, construction, and packaging – align with our three business segments We are the largest converter of solid sawn softwood lumber from North American primary producers (lumber mills). For 2023, we estimate we purchased approximately 8% of the 51.5 billion board feet of North America softwood lumber production. The volume and variety of lumber dimensions purchased allows us to consume all grades and dimensions of what many of our mill suppliers produce, effecting and maintaining long-term, beneficial relationships with many of those suppliers. In turn, this has allowed us to better manage our raw materials inventory (including vendor-managed inventory), lower our costs, and mitigate the volatility of lumber prices.

We use primarily southern yellow pine in our pressure-treating operations and our site-built housing, structural packaging, and machine-built pallet operations in the Southeastern United States. Southern yellow pine is sourced from mills ranging from Texas to the Carolinas. We also use spruce-pine-fir from both Eastern and Western Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and various European softwoods. During 2023 our annual purchases of lumber totaled approximately $2.2 billion and consisted of the following species and their respective percent of total lumber purchases: southern yellow pine (69%), spruce-pine-fir (13%), and douglas fir (2%), while the remaining 16% of lumber purchases comprise various other species and imports outside of North America. Additionally, we purchased approximately $571.7 million in plywood in 2023. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply.

Intellectual Property. We own numerous patents and have several patents pending on technologies related to our business. Examples include our Deckorators brand of composite decking and railing and its proprietary, patented Surestone technology used to produce mineral-based composite decking; Trusstrax, mobile application offered to our Site-Built customers; and the ProWood brand of pressure-treated lumber and outdoor living products. In addition, we own numerous registered trademarks and claim common law trademark rights to several others. As we develop proprietary brands, we may pursue registration or other formal protection. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

Backlog. Due to the nature of our retail and industrial businesses, backlog information is not meaningful. The maximum time between receipt of a firm order and shipment does not usually exceed a few days. Therefore, we would not normally have a backlog of unfilled orders in a material amount. The relationships with our major customers are such that we are either the exclusive supplier of certain products and/or certain geographic areas, or the designated source for a specified portion of a customer's requirements. In such cases, either we are able to forecast the customer's requirements, or the customer may provide an estimate of its future needs. In neither case, however, will we receive firm orders until just prior to the anticipated delivery dates for the products ordered.

On December 30, 2023 and December 31, 2022, we estimate that backlog orders associated with our customized interior fixture businesses approximated $59.2 million and $90.1 million, respectively. Cancelled orders have been removed from the prior year figure.

On December 30, 2023 and December 31, 2022, we estimate that backlog orders associated with our site-built construction businesses approximated $79.7 million and $91.1 million, respectively. We expect that the orders above will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. Information required for environmental disclosures is incorporated by reference from Note L of the Consolidated Financial Statements presented under Item 8 herein.

Seasonality. Information required for seasonality disclosures is incorporated by reference from Item 1A. Risk Factors under the caption “Seasonality and weather conditions, including those arising from climate change, could adversely affect us.”

Human Capital Management. On December 30, 2023, we had approximately 15,800 employees. For nearly 70 years, the success of our company has rested on the skill, motivation and performance of our employees. We treat our people honestly and fairly, creating career paths and training opportunities to develop and expand their scope of responsibilities and financial rewards. This approach to human capital, which is embedded in the Company's culture, has fostered an environment where our employees often commit their respective careers to UFP Industries, Inc.

Environmental, Social, and Governance. Matters of sustainability, health and safety, employee welfare, supply chain management, and community engagement are managed by our executive team, with oversight from our Nominating and Corporate Governance and Personnel and Compensation Committees. In March 2023, we published on our website our fiscal year 2022 “Governance Report,” detailing our responsible practices as well as our future outlook. We anticipate publishing on our website our fiscal year 2023 Governance Report during the second quarter of 2024.

Our manufacturing operations have a long history of environmental stewardship through efficiency and energy savings, waste management, and responsible product sourcing. We quantified our 2022 Scope 1 and Scope 2 greenhouse gas (GHG) emissions in our fiscal year 2022 Governance Report and plan to disclose our 2023 Scope 1 and Scope 2 GHG emissions in 2024.

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

Available Information.

Our Internet address is www.ufpi.com. Through our Internet website under "Financial Information" in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under "Our Company - Governance" is our Code of Ethics for Senior Financial Officers.

Reports to Security Holders.

Not applicable.

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

Pressures from various global and national macroeconomic events, including recessionary concerns, heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, escalating tensions in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial performance. The extent to which these macroeconomic pressures may impact our business, results of operations, costs and financial condition will depend on future developments, which continue to be highly uncertain and difficult to predict. While we have planned for and anticipate a mild U.S. recession continuing into 2024, any one or more of the above macroeconomic factors could result in a more severe and longer recessionary cycle, which would have an adverse and potentially material impact on our business and financial performance.

We may be impacted by a significant change in the value of the U.S. dollar and our results of operations may be harmed by currency fluctuations and inflation. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates, and inflation, would impact our import purchases and export sales, which totaled $391.2 million and $246.3 million, respectively, in 2023. In addition, many of our packaging customers export their products; consequently, any adverse impact on those customers from currency fluctuations and inflation may have an adverse impact on our sales to those customers.

Our growth may be limited by the customer demand in the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs, including plywood, as a percentage of net sales were 43.5% in 2023.

A significant portion of our sales are concentrated with two customers. Our sales to The Home Depot and Lowes comprised 17% and 12%, respectively, of our total net sales in fiscal 2023, 15% and 11%, respectively, in 2022, and 16% and 10%, respectively, in 2021.

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

Seasonality and weather conditions, including those arising from climate change, could adversely affect us. Some aspects of our business are seasonal in nature and results of operations vary from quarter to quarter. In addition, the majority of our products sold to the Retail and Construction markets are used or installed in outdoor construction applications; therefore, short-term sales volume, productivity and gross profits can be negatively affected by adverse weather conditions, particularly in our first and fourth quarters. To the extent changes in the world’s climate have a greater impact on adverse weather conditions, we would expect more variability in our business operations and results. Climate change, which could result in more and more severe and adverse weather events, would likely create greater volatility in our financial results. In addition, it is possible that new legislation or regulation enacted to address the impact of climate change could increase costs for us and our suppliers, including costs associated with raw materials, energy, production, transportation, environmental monitoring and reporting, and capital expenditures.

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 9.4%, 7.4%, and 7.3% of net sales in 2023, 2022, and 2021, respectively.

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

Cybersecurity breaches or a failure in our e-commerce operations could disrupt our business. We rely upon information technology systems and network products and the secure operation of these systems and products. Despite security measures, these systems and products may be vulnerable to physical damage, hackers, computer viruses, or breaches due to errors or malfeasance by employees, vendors, or customers. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material. Additionally, consumers are increasingly shopping online and through mobile commerce applications. As a result, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales and increase our costs, which could negatively impact our results of operations. In addition, there is no guarantee that we will be able to expand our e-commerce business. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage.

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales. Instability of established free trade agreements may lead to raw material and finished goods price volatility. An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries which was approximately $246.3 million in 2023. Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties. Our purchases that are impacted by tariffs were approximately $391.2 million in 2023, including UFP’s U.S. import of Canadian Softwood Lumber of approximately $223.8 million, which is the largest imported commodity. In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

Our financial results could be negatively impacted by costs associated with product liability, casualty, manufacturing and construction defects, and other claims. From time to time, we are exposed to claims relating to product liability, casualty events, manufacturing and construction defects, and similar claims, including as the result of the conduct of our employees and subcontractors. These claims could have a negative impact on our results of operation and financial condition, including through increased litigation costs, insurance-related costs, and damage to our reputation and customer relationships.

We may be adversely affected by the impact of pandemics and similar outbreaks. Disease outbreaks, such as the recent COVID-19 pandemic, could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition. Any such outbreak, as well as measures taken by governmental authorities and businesses to limit the spread of any outbreak, may result in adverse changes in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations. This may cause us to materially curtail certain segments and could have a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging as of December 30, 2023 was approximately 91% current. Our bad debt expense as a percentage of sales was 0.03%, 0.15%, and 0.01%, in 2023, 2022, and 2021, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy.

Risks from Cybersecurity Threats. Information relating to risks from cybersecurity threats is included in this report in Item 1A under the caption “Cybersecurity breaches or a failure in our e-commerce operations and could disrupt our business.”

We manage and oversee a cybersecurity risk program designed to evaluate potential threats, vulnerabilities, and the potential impact on our operations, data, and stakeholders. This program undergoes regular reviews and updates to address emerging risks. Our process for addressing risk aligns with industry standards as outlined in the NIST Cybersecurity Framework, NIST Risk Management Framework, and CIS Top 18 Security Controls.

We utilize a three-step process to effectively manage cybersecurity risks:

Identify We establish an understanding of our critical operational assets and those that could be attractive to potential threat actors. We consider any cyber activity that could diminish an asset’s value, hinder our ability to use or access the asset, or covertly allow a threat actor to gain access to an asset as a potential risk.

Assess We evaluate the exposure of our assets to identified cyber risks and the potential impacts on our operations or reputation if we were unable to access or utilize an asset or realize its value, or if a threat actor gained access to an asset or its value. We also assess the potential materiality of these risks based on their potential impact on our operations or reputation.

Manage We apply a multi-layered defense strategy to maintain our ability to access or utilize an asset or its value and prevent threat actors from gaining or increasing their access to an asset or its value. We prioritize our defensive mechanisms, including administrative, procedural, and technical controls, based on their cost-effectiveness and their ability to reduce risk.

Periodically, we engage consultants and other third parties to assist in the continued improvement of our cybersecurity program. These engagements are designed to enhance our cybersecurity posture, and we work closely with these experts to help us identify and address vulnerabilities. Examples of these engagements include penetration testing, risk assessments, and cybersecurity control audits.

We maintain policies and procedures to oversee and identify cybersecurity risks associated with our third-party service providers, especially those with access to customer and employee data. Our selection and oversight of these providers incorporate cybersecurity considerations, including contractual and other mechanisms to mitigate and continually monitor risks.

We undertake proactive activities to prevent, detect, and minimize the impact of cybersecurity incidents. We maintain an incident response plan to respond to breaches and minimize disruption to our operations swiftly. The incident response process is consistently tested and reviewed through simulated incidents. To bolster the incident response process, we have business continuity, contingency, and recovery plans to ensure operational resilience during a cybersecurity incident. Previous cybersecurity incidents guide continuous improvements in our governance, policies, procedures, and technology. We use these lessons to strengthen our cybersecurity defenses.

Cybersecurity threats and risks, to include any previous cybersecurity incidents, have not materially affected, or are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition. We have not, as of the date of this filing, experienced a cybersecurity breach that has materially affected our business or financial condition. However, because our business involves the collection, transmission, and storage of certain customer and employee data, it is possible that we could be susceptible to various cybersecurity threats, including cyberattacks, unauthorized access, and similar events.

We are committed to the ongoing identification and management of cybersecurity risks as part of our business strategy, financial planning, and capital allocation. We strive to incorporate cybersecurity considerations into all aspects of our operations. As the cybersecurity landscape evolves, so does our strategy to identify and mitigate these risks. We continuously work towards enhancing our processes to ensure an effective cybersecurity posture.

Board of Directors and Management Governance.

Board of Directors Oversight. We recognize the critical importance of cybersecurity and data protection and understand the potential harm to our business from cybersecurity incidents. Accordingly, we place a high priority on mitigating risks associated with cybersecurity threats and any cybersecurity incidents.

Company management maintains primary responsibility for the risk management of the Company, including cybersecurity risks. The Board’s Audit Committee is responsible for the oversight of risks associated with cybersecurity threats. The Audit Committee Charter provides that the Committee is responsible for reviewing management’s assessment of the Company’s information technology process framework and practices and the controls implemented to monitor and mitigate information technology risks. In addition, as part of the Audit Committee’s quarterly meetings and as provided for in its Charter, the Committee receives reports and briefings from the Company’s Chief Information Officer (CIO), Director of Cybersecurity, and management’s cybersecurity team. Those reports and briefings include management’s review of emerging cybersecurity developments and threats, the Company’s risk relating to cybersecurity, and the Company’s strategy to mitigate data protection and cybersecurity risks. The Audit Committee has the authority to obtain advice and input from external cybersecurity resources to assist in its oversight functions.

Management’s Role. Our management team is actively engaged in assessing and managing material risks from cybersecurity threats. We have established a robust framework for identifying, evaluating, and mitigating these risks.

Responsibility for Cybersecurity Risks. Our CIO has developed expertise in cybersecurity, compliance, enterprise architecture and design, data analytics, digital transformation, and customer service through years of experience in the information technology space. Our Director of Cybersecurity is designated as the senior executive responsible for cybersecurity and reports directly to our CIO. He has a comprehensive information technology background with 30 years of information technology experience, to include 10 years of systems architecture and design, 12 years of management, and 14 years of service in managing, or assisting in managing, cybersecurity related risks.

To support the CIO and Director of Cybersecurity in managing cybersecurity risks, we established a cross-functional cybersecurity team that includes experts in various aspects of information security. Combined, this team of employees includes individuals with over 85 years of prior work experience in cybersecurity and data protection. These individuals are responsible for the day-to-day implementation of our cybersecurity program.

Additionally, the cybersecurity management team regularly consults with additional resources, to include attorneys, accountants, human resources personnel, and other information technology specialists, to determine materiality for cybersecurity related risks and incidents. There is an established Incident Response Plan that clearly identifies escalation measures based on the impact to our organization.

Processes for Monitoring and Mitigating Risks and Incidents. We employ a comprehensive set of processes to monitor and mitigate cybersecurity risks. These processes include:

●	Continuous monitoring of network traffic and systems for signs of potential threats.
●	Regular vulnerability assessments and penetration testing to identify and address weaknesses.
●	Implementation of cybersecurity measures, such as firewalls, intrusion detection systems, and data encryption.
●	Employee training and awareness programs to educate staff about cybersecurity best practices.
●	Incident response plans to ensure swift and effective responses to cybersecurity incidents.
●	Software and Vendor Risk Assessments.
●	Vulnerability management solution to prioritize patches based on risk.
●	Privileged account management solutions for administrative access.

These processes are designed to prevent cybersecurity incidents, but also allows our organization to quickly detect and respond to incidents if they do occur. They are regularly reviewed and updated to adapt to evolving cybersecurity threats.

If any incidents occur, we have a comprehensive Incident Response Plan in place. The Plan includes materiality qualifiers based on the size and scope of the incident. Furthermore, there is an escalation matrix that identifies who is directly involved with managing the incident based on the severity. An Incident Report is compiled for all incidents, regardless of materiality. Management reviews the incident reports and ensures all incidents are mitigated and remediated effectively. These reports are shared with the CIO, CFO, and Audit Committee so they can effectively manage resources to reduce risk and prevent future incidents.

Reporting to the Board. As noted above, our CIO, Director of Cybersecurity, and cybersecurity team provide quarterly updates and reports to our Audit Committee on cybersecurity risks as well as a review of the processes described above. Our management personnel are also required to provide more frequent updates to the Audit Committee on major developments regarding cybersecurity matters. The Committee, in turn, provides regular updates to the Board on these matters.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 219 facilities located throughout the United States, Canada, Mexico, Europe, Asia, and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.

The following tables summarize our property locations assigned by the primary segment the plant serves.

RETAIL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athens, AL	1	Miami, FL*	1
Bartow, FL	2	Moneta, VA	1
Belchertown, MA	1	Mosheim, TN	1
Bennett, IA	1	Moultrie, GA	1
Bonner, MT	2	Ponce, PR	1
Brunswick, GA	1	Poulsbo, WA	1
Callao, VA	1	Prairie du Chien, WI	1
Dodgeville, WI	1	Rancho Cucamonga, CA*	1
Elizabeth City, NC*	1	Ranson, WV*	1
Fairless Hills, PA	1	Ringgold, GA	1
Fort Worth, TX	1	Rockledge, FL	1
Grand Rapids, MI	1	Rockwell, NC	1
Greeneville, TN	1	Saginaw, TX*	1
Hamilton, OH	1	Schertz, TX*	1
Hampton, VA	1	Selma, AL	2
Hazelhurst, GA	1	Silsbee, TX	1
Howell, MI	2	Stockertown, PA	1
Idabel, OK	1	Tampa, FL	2
Janesville, WI*	1	Thomaston, GA	1
Kearneysville, WV*	2	Tipton, IA	1
Lansing, MI*	1	Union City, GA*	1
Lockhart, FL	1	White Bear Lake, MN*	1
Louisville, AL	1	White Pigeon, MI	1
Matthews, NC	1	Windsor, CO*	1
		TOTAL	54

PACKAGING SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Adairsville, GA	1	Martin, TN	1
Ashburn, GA*	1	McMinnville, OR*	1
Auburndale, FL*	1	Milwaukee, WI	2
Barnesville, GA	1	Minneota, MN*	1
Bartow, FL	2	Mocksville, NC	1
Blanchester, OH	1	Morristown, TN	1
Blue Island, IL*	1	Muscle Shoals, AL	2
Burnsville, MN	1	Nappanee, IN	1
Butner, NC	1	New Boston, TX	1
Chaffee, NY	1	New London, WI	2
Chandler, AZ*	1	Newnan, GA	2
Chase City, VA	1	Newton, NC	1
Clarksville, TX	1	Orangeburg, SC	1
Clearfield, UT*	1	Parker, PA	1
Dallas, TX	1	Peru, IL	1
Delano, PA	1	Port Arthur, TX	1
Douglas, GA*	1	Prattville, AL	1
Eatonton, GA	2	Riverside, CA*	1
Flower Mound, TX	2	Robertsdale, AL	1
Forsyth, GA	1	Rowesville, SC	1
Franklinton, NC*	1	Salina, KS*	1
Gilmer, TX	1	Salisbury, NC*	1
Grand Rapids, MI	2	Sharon, TN	2
Grandview, TX	5	Shawnee, OK	1
Harrisonville, MO*	1	Shipshewana, IN	1

Hartford, WI	1	Siler City, NC	1
Hazelhurst, GA	1	Snohomish, WA*	1
Kansas City, MO	1	Thornton, CA*	1
Lawrenceburg, TN	1	Warrens, WI*	1
Livermore Falls, ME	1	Wenatchee, WA	1
Magna, UT*	1	Woodburn, OR*	1
Marietta, GA	1	Yakima, WA	1
		TOTAL	77

CONSTRUCTION SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athena, OR	1	Jefferson, GA	1
Auburn, NY	1	Jeffersonville, IN	1
Aurora, CO	1	Kyle, TX	1
Bangalore, India	1	Lafayette, CO	1
Belchertown, MA	1	Lenoir City, TN	1
Berlin, NJ	2	Liberty, NC	1
Berthoud, CO	1	Locust, NC	1
Bridgeton, MO	1	Londonderry, NH	1
Brooklyn Center, MN	1	Nampa, ID*	1
Burlington, NC	2	Naugatuck, CT	1
Cedar Hill, TX	1	New London, NC*	1
Chesapeake, VA	1	New Waverly, TX*	1
Chicago, IL	1	New Windsor, MD	1
Chicopee, MA	1	Ontario, CA	1
Clinton, NC	1	Ooltewah, TN	1
Conway, SC	1	Pearisburg, VA*	1
Cordele, GA	1	Plainville, MA	1
Dayton, OH	2	San Antonio, TX	1
DuBois, PA	1	Shippenville, PA	1
Edwardsburg, MI*	1	Sidney, NY	1
Elkhart, IN	2	Stafford, TX	1
Folkston, GA	2	Stanfield, NC	2
Fredericksburg, VA	1	Swindon, United Kingdom	1
Gordon, PA*	1	Temple, TX	1
Granger, IN*	1	Washington, NC	1
Haleyville, AL*	1	Westbury, NY	1
Hillsboro, TX*	1	Wilton, NH	1
Hudson, NY	1	Wujinang, China	1
		TOTAL	62

ALL OTHER SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Abu Dhabi, United Arab Emirates	1	Erskine Park, Australia	1
Apaseo el Grande, Mexico	1	Noida, India	1
Bangalore, India	3	Guntur, India	1
Carole Park, Australia	1	Hyderabad, India	1
Castellón, Spain	1	Lacolle, Canada	1
Chennai, India	1	Mordialloc, Australia	1
Coimbatore, India	1	Nuevo Leon, Mexico	1
Deer Park, Australia	1	Port Melbourne, Australia	1
Dubai, United Arab Emirates	1	Pune, India	1
Durango, Mexico	2	Vadodara, India	1
		TOTAL	23

CORPORATE SEGMENT
Property Location	Number of Properties
Grand Rapids, MI	2
Spring Lake, MI	1
TOTAL	3

* Due to the nature of our business and historical operating strategy, many of our locations service more than one segment.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 74 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note L of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item: Executive Officers of the Registrant.

Our executive officers are appointed annually by our Board of Directors. There are no family relationships among these officers and our directors nor any arrangement or understanding between any of these officers and any other person pursuant to which the officer was appointed.

The following table lists the names, ages, and positions of our executive officers as of February, 2024.

Name	Age	Position
Matthew J. Missad	63	Chairman of the Board and Chief Executive Officer
Michael R. Cole	57	Chief Financial Officer and Treasurer
Patrick M. Benton	54	President of UFP Construction, LLC
Scott A. Worthington	53	President of UFP Packaging, LLC
William D. Schwartz, Jr.	46	President of UFP Retail Solutions, LLC
David A. Tutas	54	General Counsel, Chief Compliance Officer and Secretary

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

PART II

The following information items in this Part II, which are contained in the 2023 Annual Report, are specifically incorporated by reference into this Form 10-K Report. These portions of the 2023 Annual Report that are specifically incorporated by reference are filed as Exhibit 13 with this Form 10-K Report.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	The information relating to market, holders and dividends is incorporated by reference from the 2023 Annual Report under the captions "Market Information for Our Common Stock" and “Stock Performance Graph.” As of February 3, 2024, there were approximately 2,566 record holders of our common stock.

There were no sales of securities by the Company during fiscal 2023 that were not registered under the Securities Act of 1933.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter:

Fiscal Month	(1)	(2)	(3)	(4)
October 1 - November 4, 2023	208,057	96.48	208,057	$173,335,471
November 5 - December 2, 2023	—	—	—	173,335,471
December 3 - 30, 2023	—	—	—	173,335,471
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

On and effective as of July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of our common stock through the period ending July 31, 2024, which supersedes and replaces prior authorizations.

Item 6. [RESERVED.]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the 2023 Annual Report under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

On December 30, 2023, the estimated fair value of our long-term debt, including the current portion, was $241.4 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments, excluding debt issuance costs, are as follows:

($US equivalents, in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$40,098	$671	$194	$212	$40,232	$185,383	$266,790
Average interest rate	4.01%	9.45%	9.45%	—	4.27%	3.36%
Variable Rate ($US)	$2,802	$—	$—	$3,692	$—	$3,300	$9,794
Average interest rate(1)	9.45%	—%	—%	5.44%	—%	3.33%
(1) Average of rates at December 30, 2023

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference from the 2023 Annual Report under the following captions:

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2023. Based on this assessment, our internal control over financial reporting was effective as of December 30, 2023.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2023. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 20 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 30, 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 30, 2023 for the 2024 Annual Meeting of Shareholders, to be filed with the Commission ("2024 Proxy Statement"), under the captions "Election of Directors," "Corporate Governance and Board Matters," and "Delinquent Section 16(a) Reports." Information relating to executive officers is included in this report in the last Section of Part I under the caption "Additional Item: Executive Officers of the Registrant." Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2024 Proxy Statement under the caption "Executive Compensation." The "Personnel and Compensation Committee Report" included in the 2024 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2024 Proxy Statement under the captions "Ownership of Common Stock" and "Securities Ownership of Management."

Information relating to securities authorized for issuance under equity compensation plans as of December 30, 2023, is as follows:

Number of shares
remaining
	Number of	Weighted	available for
	shares to be	average	future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans [excluding
	options, warrants,	options, warrants,	shares reflected in
	and rights (a)	and rights	column (a)] (1)
Equity compensation plans approved by security holders	—	$—	2,132,181
Equity compensation plans not approved by security holders	none
(1)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 30, 2023, is as follows: 128,821 shares for our Employee Stock Purchase Plan, 167,372 shares for our Director Compensation Plan, and 10,073 shares for our Employee Stock Gift Program. In addition, of the remaining 1,825,915 shares available for future issuance under our Long-Term Stock Incentive Plan, those awards may be made in the form of options as well as stock appreciation rights, restricted stock, performance shares, or other stock-based awards. See Note H "Common Stock" of our 2023 Annual Report for information regarding these plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2024 Proxy Statement under the captions "Election of Directors", “Affirmative Determination Regarding Director Independence and Other Matters” and "Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2024 Proxy Statement under the caption "Independent Registered Public Accounting Firm – Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2023 Annual Report:

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

3.    Exhibits. Reference is made to the Exhibit Index which is included in this Form 10-K Report.

(b)	Reference is made to the Exhibit Index which is included in this Form 10-K Report.
(c)	Not applicable

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on May 3, 2022).

	(b)	Amended Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

4	Instruments Defining the Rights of Security Holders.

	(a)	Description of Registrant’s Securities (incorporated by reference to Exhibit 4(b) of the Registrant's Annual Report on Form 10-K for the year ended December 30, 2023).

10	Material Contracts.

	(a)	Credit Agreement dated November 1, 2018 incorporated by reference to Exhibit 10(i)(2) of the Registrant's Current Report on Form 8-K filed November 2, 2018).

(i) First Amendment to Credit Agreement dated February 19, 2021 (incorporated by reference to Exhibit 10(a) of the Registrant's Quarterly Report on Form 10-Q filed May 5, 2021).

(ii) Second Amendment to Credit Agreement dated December 6, 2022 (incorporated by reference to Exhibit 10(l) of the Registrant's Current Report on Form 8-K filed December 12, 2022).

(iii) Third Amendment to Credit Agreement dated August 11, 2023.

(b)

Form of Indemnity Agreement entered into between the Registrant and each of its directors (incorporated by reference to Exhibit 10(b) of a Registration Statement on Form S-1 filed by the Registrant on September 28, 1993).

	*(c)	UFP Industries, Inc. Deferred Compensation Plan (as conformed through 2023-1 Amendment effective January 1, 2024).

	*(d)	UFP Industries, Inc. Executive Stock Grant Program.

	*(e)	Second Restatement of the UFP Industries, Inc. Director Compensation Plan.

	*(f)	UFP Industries, Inc. Long-Term Stock Incentive Plan (as conformed through the 2023 Amendment to the UFP Industries, Inc. Long-Term Incentive Plan effective October 24, 2023).

	*(g)	Form of Restricted Stock Grant Agreement issued pursuant to the Long-Term Incentive Plan.

	*(h)	Form of Performance Share Award Agreement issued pursuant to the Long-Term Incentive Plan.

13	Selected portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 30, 2023.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included on page 23).

31	Certifications.

(a) Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

(a) Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97	Amended and Restated UFP Industries, Inc. Clawback Policy.

101	Interactive Data File in iXBRL (Inline eXtensible Business Reporting Language).

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

Dated: February 28, 2024	UFP INDUSTRIES, INC.

	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February, 2024, by the following persons on behalf of us and in the capacities indicated.

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