Form 10-Q
period 2024-03-30
UFP INDUSTRIES INC
filed 2024-05-08
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 30, 2024
Common stock, $1 par value	61,753,899

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	March 30,	December 30,	April 1,
	2024	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$979,746	$1,118,329	$423,299
Restricted cash	761	3,927	761
Investments	36,978	34,745	37,534
Accounts receivable, net	713,414	549,499	809,389
Inventories:
Raw materials	410,959	352,785	425,835
Finished goods	334,336	375,003	534,503
Total inventories	745,295	727,788	960,338
Refundable income taxes	2,185	29,327	—
Other current assets	36,036	38,474	35,692
TOTAL CURRENT ASSETS	2,514,415	2,502,089	2,267,013
DEFERRED INCOME TAXES	3,595	4,228	4,194
RESTRICTED INVESTMENTS	29,119	24,838	22,267
RIGHT OF USE ASSETS	128,846	103,774	116,564
OTHER ASSETS	96,977	87,438	99,516
GOODWILL	335,596	336,313	337,467
INDEFINITE-LIVED INTANGIBLE ASSETS	7,322	7,345	7,336
OTHER INTANGIBLE ASSETS, NET	168,209	175,195	142,277
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,596,622	1,559,304	1,408,360
Less accumulated depreciation and amortization	(802,062)	(782,727)	(708,205)
PROPERTY, PLANT AND EQUIPMENT, NET	794,560	776,577	700,155
TOTAL ASSETS	4,078,639	4,017,797	3,696,789
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$254,902	$203,055	$277,989
Accrued liabilities:
Compensation and benefits	133,513	232,331	142,603
Income taxes	—	—	1,855
Other	66,032	66,713	77,054
Current portion of lease liability	26,520	22,977	27,838
Current portion of long-term debt	44,051	42,900	3,020
TOTAL CURRENT LIABILITIES	525,018	567,976	530,359
LONG-TERM DEBT	233,046	233,534	275,002
LEASE LIABILITY	106,231	84,885	92,182
DEFERRED INCOME TAXES	44,726	45,248	51,254
OTHER LIABILITIES	34,140	35,934	35,550
TOTAL LIABILITIES	943,161	967,577	984,347
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$19,383	$20,030	$6,801
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 61,753,899, 61,621,004, and 62,095,570	61,754	61,621	62,096
Additional paid-in capital	362,231	354,702	325,730
Retained earnings	2,664,081	2,582,332	2,293,025
Accumulated other comprehensive loss	(307)	1,106	(5,074)
Total controlling interest shareholders’ equity	3,087,759	2,999,761	2,675,777
Noncontrolling interest	28,336	30,429	29,864
TOTAL SHAREHOLDERS’ EQUITY	3,116,095	3,030,190	2,705,641
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,078,639	$4,017,797	$3,696,789

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)	Three Months Ended
	March 30,	April 1,
	2024	2023
NET SALES	$1,638,966	$1,822,476
COST OF GOODS SOLD	1,312,888	1,464,147
GROSS PROFIT	326,078	358,329
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	192,059	194,683
OTHER LOSSES (GAINS), NET	196	1,938
EARNINGS FROM OPERATIONS	133,823	161,708
INTEREST EXPENSE	3,136	3,118
INTEREST AND INVESTMENT INCOME	(16,493)	(6,547)
EQUITY IN LOSS OF INVESTEE	594	588
INTEREST AND OTHER	(12,763)	(2,841)
EARNINGS BEFORE INCOME TAXES	146,586	164,549
INCOME TAXES	25,487	38,971
NET EARNINGS	121,099	125,578
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(308)	491
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$120,791	$126,069

EARNINGS PER SHARE – BASIC	$1.96	$2.01
EARNINGS PER SHARE – DILUTED	$1.96	$1.98

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	121,099	125,578
OTHER COMPREHENSIVE INCOME (LOSS)	(1,130)	6,252
COMPREHENSIVE INCOME	119,969	131,830
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(591)	(1,760)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$119,378	$130,070

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			120,791		622	121,413	(314)
Foreign currency translation adjustment				(1,419)	616	(803)	(333)
Unrealized loss on debt securities				6	—	6
Distributions to NCI					(3,331)	(3,331)
Cash dividends - $0.33 per share - quarterly			(20,411)			(20,411)
Issuance of 6,251 shares under employee stock purchase plan	6	648				654
Issuance of 369,012 shares under stock grant programs	369	5,829				6,198
Issuance of 76,927 shares under deferred compensation plans	77	(77)				—
Repurchase of 319,295 shares	(319)	(17,686)	(18,631)			(36,636)
Expense associated with share-based compensation arrangements		11,194				11,194
Accrued expense under deferred compensation plans		7,621				7,621
Balance on March 30, 2024	$61,754	$362,231	$2,664,081	$(307)	$28,336	$3,116,095	$19,383

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			126,069		(313)	125,756	(178)
Foreign currency translation adjustment				3,850	2,195	6,045	56
Unrealized loss on debt securities				151		151
Distributions to NCI					(4,859)	(4,859)
Other						—	43
Cash dividends - $0.25 per share - quarterly			(15,642)			(15,642)
Issuance of 10,140 shares under employee stock purchase plan	10	675				685
Issuance of 824,669 shares under stock grant programs	825	14,356	6			15,187
Issuance of 93,165 shares under deferred compensation plans	93	(93)				—
Repurchase of 450,597 shares	(450)		(34,818)			(35,268)
Expense associated with share-based compensation arrangements		9,598				9,598
Accrued expense under deferred compensation plans		7,165				7,165
Balance on April 1, 2023	$62,096	$325,730	$2,293,025	$(5,074)	$29,864	$2,705,641	$6,801

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 30,	April 1,
	2024	2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net earnings	$121,099	$125,578
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	30,019	25,774
Amortization of intangibles	5,882	5,009
Expense associated with share-based and grant compensation arrangements	11,277	9,637
Deferred income taxes	119	(242)
Unrealized gain on investments and other	(2,130)	(149)
Equity in loss of investee	594	588
Net gain on sale and disposition of assets	(231)	(164)
Changes in:
Accounts receivable	(164,613)	(191,064)
Inventories	(17,788)	14,674
Accounts payable and cash overdraft	52,264	68,388
Accrued liabilities and other	(53,290)	(95,105)
NET CASH USED IN OPERATING ACTIVITIES	(16,798)	(37,076)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,148)	(38,166)
Proceeds from sale of property, plant and equipment	1,344	319
Purchases of investments	(9,352)	(11,709)
Proceeds from sale of investments	4,300	8,849
Other	(3,206)	(1,151)
NET CASH USED IN INVESTING ACTIVITIES	(56,062)	(41,858)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	5,100	4,437
Repayments under revolving credit facilities	(4,278)	(4,518)
Repayments of debt	—	(29)
Repayment of debt on behalf of investee	(6,303)	—
Contingent consideration payments and other	(3,779)	(6,179)
Proceeds from issuance of common stock	654	685
Dividends paid to shareholders	(20,411)	(15,642)
Distributions to noncontrolling interest	(3,331)	(4,859)
Payments to taxing authorities in connection with shares directly withheld from employees	(17,838)	—
Repurchase of common stock	(18,798)	(33,288)
Other	16	25
NET CASH USED IN FINANCING ACTIVITIES	(68,968)	(59,368)
Effect of exchange rate changes on cash	79	2,739
NET CHANGE IN CASH AND CASH EQUIVALENTS	(141,749)	(135,563)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,122,256	559,623
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$980,507	$424,060

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,118,329	$559,397
Restricted cash, beginning of period	3,927	226
Cash, cash equivalents, and restricted cash, beginning of period	$1,122,256	$559,623

Cash and cash equivalents, end of period	$979,746	$423,299
Restricted cash, end of period	761	761
Cash, cash equivalents, and restricted cash, end of period	$980,507	$424,060

SUPPLEMENTAL INFORMATION:
Interest paid	$3,099	$3,309
Income taxes paid	1,778	4,138
NON-CASH INVESTING ACTIVITIES
Capital expenditures included in accounts payable	3,351	3,122
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$8,616	$7,950

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of March 30, 2024, the carrying value of our investment in Dempsey is $60.3 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 30, 2023.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the April 1, 2023 balances in the accompanying unaudited condensed consolidated balance sheets.

UFP INDUSTRIES, INC.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Although the ASU only modifies our required income tax disclosures, we are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosures about the Company's operating segments, we are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	March 30, 2024				December 30, 2023
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$179,400	$7,036	$—	$186,436	$492,800	$6,133	$—	$498,933
Fixed income funds	5,159	21,724	—	26,883	5,112	18,976	—	24,088
Treasury securities	344	—	—	344	344	—	—	344
Equity securities	17,439	—	15,000	32,439	16,411	—	10,500	26,911
Alternative investments	—	—	4,030	4,030	—	—	4,052	4,052
Mutual funds:
Domestic stock funds	14,514	—	—	14,514	13,330	—	—	13,330
International stock funds	540	—	—	540	509	—	—	509
Target funds	9	—	—	9	9	—	—	9
Bond funds	5	—	—	5	5	—	—	5
Alternative funds	489	—	—	489	474	—	—	474
Total mutual funds	15,557	—	—	15,557	14,327	—	—	14,327
Total	$217,899	$28,760	$19,030	$265,689	$528,994	$25,109	$14,552	$568,655

From the assets measured at fair value as of March 30, 2024, listed in the table above, $184.6 million of money market funds are held in Cash and Cash Equivalents, $37.0 million of mutual funds, equity securities, and alternative investments are held in Investments, $15.0 million of equity securities are held in Other Assets, $0.1 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $27.2 million of fixed income funds and $1.8 million of money market funds are held in Restricted Investments. As of December 30, 2023, $498.5 million of money market funds were held in Cash and Cash Equivalents, $34.8 million of mutual funds, equity securities, and alternative investments were held in Investments, $10.5 million of equity securities were held in Other Assets, $0.1 million of money market and mutual funds were held in Other Assets for our deferred compensation plan, and $24.4 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $64.2 million and $59.2 million as of March 30, 2024 and December 30, 2023, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 30, 2024			December 30, 2023
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$28,266	$(1,383)	$26,883	$25,514	$(1,426)	$24,088
Treasury securities	344	—	344	344	—	344
Equity	13,605	3,834	17,439	13,523	2,888	16,411
Mutual funds	12,626	2,883	15,509	12,348	1,934	14,282
Alternative investments	3,239	791	4,030	3,211	841	4,052
Total	$58,080	$6,125	$64,205	$54,940	$4,237	$59,177

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $6.1 million and $4.2 million as of March 30, 2024 and December 30, 2023, respectively. Carrying amounts above are recorded in the Investments and Restricted Investments line items within the balance sheet as of March 30, 2024 and December 30, 2023.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023	% Change
Point in Time Revenue	$1,604,835	$1,784,456	(10.1)%
Over Time Revenue	34,131	38,020	(10.2)%
Total Net Sales	1,638,966	1,822,476	(10.1)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 30,	December 30,	April 1,
	2024	2023	2023
Cost and Earnings in Excess of Billings	$6,592	$3,572	$5,415
Billings in Excess of Cost and Earnings	10,122	9,487	10,797

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Numerator:
Net earnings attributable to controlling interest	$120,791	$126,069
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(4,901)	(5,581)
Net earnings for calculating EPS	$115,890	$120,488
Denominator:
Weighted average shares outstanding	61,985	62,725
Adjustment for non-vested restricted common stock equivalents	(2,809)	(2,777)
Shares for calculating basic EPS	59,176	59,948
Effect of dilutive restricted common stock equivalents	86	855
Shares for calculating diluted EPS	59,262	60,803
Net earnings per share:
Basic	$1.96	$2.01
Diluted	$1.96	$1.98

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on March 30, 2024, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 30, 2024, we had outstanding purchase commitments on commenced capital projects of approximately $88.7 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of March 30, 2024, we had approximately $23.4 million in outstanding payment and performance bonds for open projects. We had approximately $6.9 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 30, 2024, we had outstanding letters of credit totaling $47.8 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of March 30, 2024, we have irrevocable letters of credit outstanding totaling approximately $44.5 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2024 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following business combinations since the end of the first quarter of 2023, which were accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	September 20, 2023	$52,841 consideration for 80% stock purchase, net of acquired cash	$43,785	$9,056	International
UFP Palets y Embalajes SL (UFP Palets)

Headquartered in Castellón, Spain, UFP Palets (formerly known as Palets Suller Group) is the market leader in machine-built wood pallets, serving the region's large ceramic tile industry. The company had trailing 12-month sales of approximately $38 million through August 2023.

The purchase accounting valuation of the UFP Palets investment is yet to be finalized. In aggregate, investments completed since the end of the first quarter of 2023 and not consolidated with other operations contributed approximately $5.7 million in net sales and $0.5 million in operating losses during the first three months of 2024.

The business combination mentioned above was not significant to our operating results and thus pro forma results for 2024 and 2023 are not presented.

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

UFP INDUSTRIES, INC.

The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, and Australia and sales and buying offices in other parts of the world and our Ardellis segment, which represents our wholly owned fully licensed captive insurance company based in Bermuda. Our International and Ardellis segments do not meet the quantitative thresholds in order to be separately reported and accordingly, the International and Ardellis segments have been aggregated in the “All Other” segment for reporting purposes.

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of net sales to external customers initiated by UFP Purchasing and UFP Transportation and over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in the Corporate column. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., UFP Purchasing, Inc., and UFP RMS, LLC. The tables below are presented in thousands:

	Three Months Ended March 30, 2024
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$628,765	$424,418	$517,896	$66,947	$940	$1,638,966
Intersegment net sales	59,346	20,926	20,035	71,257	(171,564)	—
Earnings from operations	45,980	31,246	45,342	3,873	7,382	133,823

	Three Months Ended April 1, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$761,294	$486,561	$515,593	$55,795	$3,233	$1,822,476
Intersegment net sales	223,325	20,050	25,836	77,487	(346,698)	—
Earnings from operations	40,258	54,732	54,248	4,832	7,638	161,708

Note: As of December 31, 2023, our Pinelli Universal entity was transferred to our Retail segment from our International segment (grouped in All Other) due to changes in our management structure. Prior year figures have been updated to reflect the change for comparability purposes in every applicable table in this filing.

The following table presents goodwill by segment as of March 30, 2024, and December 30, 2023 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 30, 2023	$84,204	$141,042	$87,805	$23,262	$—	$336,313
Foreign Exchange, Net	11	—	(113)	(615)	—	(717)
Balance as of March 30, 2024	$84,215	$141,042	$87,692	$22,647	$—	$335,596

The following table presents total assets by segment as of March 30, 2024, and December 30, 2023 (in thousands).

	Total Assets by Segment
	March 30,	December 30,
Segment Classification	2024	2023	% Change
Retail	$966,544	$828,798	16.6%
Packaging	794,418	798,623	(0.5)
Construction	655,972	621,762	5.5
All Other	310,360	316,481	(1.9)
Corporate	1,351,345	1,452,133	(6.9)
Total Assets	$4,078,639	$4,017,797	1.5%

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales (in thousands) by business unit for each segment for the three months ended March 30, 2024, and April 1, 2023 (in thousands).

	Three Months Ended
	March 30,	April 1,
	2024	2023
Retail
Deckorators	$74,135	$77,463
ProWood	525,961	651,000
UFP Edge	27,284	32,552
Other	1,385	279
Total Retail	$628,765	$761,294

Packaging
Structural Packaging	$274,150	$328,250
PalletOne	132,490	137,570
Protective Packaging	17,778	20,741
Total Packaging	$424,418	$486,561

Construction
Factory Built	$191,834	$167,613
Site Built	221,559	221,116
Commercial	61,384	72,345
Concrete Forming	43,119	54,519
Total Construction	$517,896	$515,593

All Other	$66,947	$55,795

Corporate	$940	$3,233

Total Net Sales	$1,638,966	$1,822,476

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 17.4% in the first quarter of 2024 compared to 23.7% in the same period of 2023. The decrease in our overall effective tax rate was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2024 and 2023 (in thousands, except average share price):

	March 30, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	6	$123.01

Shares issued under the employee stock gift program	1	117.78
Shares issued under the director compensation plan	1	116.27
Shares issued under the LTSIP	306	113.49
Shares issued under the executive stock match plan	64	111.35
Forfeitures	(3)
Total shares issued under stock grant programs	369	$113.13

Shares issued under the deferred compensation plans	77	$112.00

During the first three months of 2024, we repurchased 319,295 shares of our common stock at an average share price of $114.74.

	April 1, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	10	$79.47

Shares issued under the employee stock gift program	1	90.30
Shares issued under the director retainer stock program	1	96.33
Shares issued under the LTSIP	756	86.14
Shares issued under the executive stock grants plan	75	85.89
Forfeitures	(8)
Total shares issued under stock grant programs	825	$86.12

Shares issued under the deferred compensation plans	93	$85.33

During the first three months of 2023, we repurchased approximately 450,597 shares of our common stock at an average share price of $78.27.

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

UFP INDUSTRIES, INC.

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. There was no lower of cost or net realizable value adjustment to inventory as of March 30, 2024 and a $0.7 million adjustment as of April 1, 2023.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 351,294 shares for $40.2 million, at an average share price of $114.15.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; concentration of sales to customers; vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; cybersecurity breaches; tariffs on import and export sales; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the first quarter of 2024.

OVERVIEW

Our results for the first quarter of 2024 include the following highlights:

●	Our net sales decreased 10% compared to the first quarter of 2023, which was comprised of a 9% decrease in selling prices and a 1% decrease in organic unit sales. The overall decrease in our selling prices is primarily due to lower lumber prices and a more competitive pricing environment in certain of our business units. Organic unit declines consisted of 8% in our retail segment and 6% in our packaging segment, offset by an 8% increase in our construction segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $32 million, or 9.0%, compared to the same period of the prior year. By segment, gross profits decreased by $35 million in Packaging and $7 million in Construction, while Retail experienced a $6 million increase in gross profits. The overall decrease in our gross profits is primarily due to the decline in unit sales and resulting unfavorable cost variances as a result of fixed manufacturing costs and more competitive pricing in certain business units.
●	Our operating profits decreased $28 million, or 17.2%, compared to the first quarter of 2023. The overall decrease is a result of the decline in gross profits mentioned above offset by a decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarily due to our incentive compensation plans which are tied to profitability and return on investment. Our decremental operating margin was 15.2%, which is calculated by dividing our decrease in operating profits by our decrease in net sales. In other words, for every dollar decrease in sales from the first quarter of 2023 to the first quarter of 2024, our operating profits decreased 15.2 cents. The decremental operating margin provides investors additional visibility into expected operating profits during periods of declining sales. In a declining business cycle, the Company’s management uses this metric to evaluate a change in its profitability resulting from a reduction in sales volume while considering the impact of product pricing changes, changes in product sales mix, its ratio of variable and fixed costs, and anticipated cost saving measures, among other factors.
●	Our cash flows used in operations was $17 million in the first three months of 2024 compared to $37 million during the first three months of 2023. The $20 million improvement is primarily due to an improvement in net working capital. Lower volumes and lumber prices contributed to the reduction in working capital requirements during the first three months of 2024 compared to the same period in 2023.
●	Our Cash and cash equivalents at the end of March 2024 was $980 million compared to $423 million at the end of March 2023. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.2 billion at the end of the first quarter of 2024.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2024	2023
January	$398	$386
February	389	437
March	416	411

First quarter average	$401	$411

First quarter percentage change	(2.4)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2024	2023
January	$380	$406
February	371	452
March	394	464

First quarter average	$382	$441

First quarter percentage change	(13.4)%

Lower overall lumber prices in 2024 compared to 2023 is primarily due to increased supply of SYP lumber in the U.S. while end market demand has remained soft. A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 39.8% and 40.3% of our sales in the first three months of 2024 and 2023, respectively.

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

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices. As a result of the balance in our net sales to each of our end markets, we believe our gross profits are more stable than those of our competitors who are less diversified.

UFP INDUSTRIES, INC.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in the first three months of 2024. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 17% of our total purchases for the first three months of 2024 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed one business acquisition in fiscal 2023. The annual historical sales attributable to this acquisition is approximately $38 million. This business combination was not significant to our quarterly results individually or in aggregate and thus pro forma results for 2024 and 2023 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

UFP INDUSTRIES, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 30,	April 1,
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	80.1	80.3
Gross profit	19.9	19.7
Selling, general, and administrative expenses	11.7	10.7
Other losses (gains), net	—	0.1
Earnings from operations	8.2	8.9
Other (income) expense, net	(0.8)	(0.2)
Earnings before income taxes	8.9	9.0
Income taxes	1.6	2.1
Net earnings	7.4	6.9
Less net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to controlling interest	7.4%	6.9%

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

	Percentage Change
	Three Months Ended
	March 30,	April 1,
	2024	2023
Units sold	(1.0)%	(7.0)%
Gross profit	(9.0)	(25.1)
Selling, general, and administrative expenses	(1.3)	(11.6)
Earnings from operations	(17.2)	(37.6)

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. We believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices.

	Three Months Ended
	March 30,	April 1,
	2024	2023
Gross profit	$326,078	$358,329
Selling, general, and administrative expenses	$192,059	$194,683
SG&A as percentage of gross profit	58.9%	54.3%

UFP INDUSTRIES, INC.

Operating Results by Segment:

Our business segments consist of UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging”) and UFP Construction (“Construction”), and align with the end markets we serve. Among other advantages, this structure allows for a more specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit, and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, and Australia and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases, and operates transportation equipment, are also included in the Corporate column. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended March 30, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$628,765	424,418	517,896	66,947	940	$1,638,966
Cost of goods sold	527,641	338,978	403,561	49,002	(6,294)	1,312,888
Gross profit	101,124	85,440	114,335	17,945	7,234	326,078
Selling, general, administrative expenses	55,610	53,941	69,150	13,391	(33)	192,059
Other	(466)	253	(157)	681	(115)	196
Earnings from operations	$45,980	$31,246	$45,342	$3,873	$7,382	$133,823

	Three Months Ended April 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$761,294	$486,561	$515,593	$55,795	$3,233	$1,822,476
Cost of goods sold	665,990	365,663	393,934	37,025	1,535	1,464,147
Gross profit	95,304	120,898	121,659	18,770	1,698	358,329
Selling, general, administrative expenses	53,913	66,252	67,338	12,964	(5,784)	194,683
Other	1,133	(86)	73	974	(156)	1,938
Earnings from operations	$40,258	$54,732	$54,248	$4,832	$7,638	$161,708

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended March 30, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	83.9	79.9	77.9	73.2	—	80.1
Gross profit	16.1	20.1	22.1	26.8	—	19.9
Selling, general, administrative expenses	8.8	12.7	13.4	20.0	—	11.7
Other	—	—	—	1.0	—	0.0
Earnings from operations	7.3%	7.4%	8.8%	5.8%	—	8.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended April 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	87.5	75.2	76.4	66.4	—	80.3
Gross profit	12.5	24.8	23.6	33.6	—	19.7
Selling, general, administrative expenses	7.1	13.6	13.1	23.2	—	10.7
Other	—	—	—	1.7	—	0.1
Earnings from operations	5.3%	11.2%	10.5%	8.7%	—	8.9%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
First quarter 2024 versus first quarter 2023	(10.1)%	(9.1)%	(1.0)%	12.0%	(13.0)%
●	Expanding geographically in our core businesses, domestically and internationally.

UFP INDUSTRIES, INC.

●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 81% of our sales consist of products we manufacture at our locations, while 19% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended March 30, 2024		Three Months Ended April 1, 2023
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.0%	48.0%	50.9%	49.1%
Packaging	75.7%	24.3%	77.0%	23.0%
Construction	82.1%	17.9%	83.3%	16.7%
All Other	77.7%	22.3%	73.1%	26.9%
Corporate	82.9%	17.1%	61.6%	38.4%
Total Sales	68.5%	31.5%	67.5%	32.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products increased approximately 2% in the first quarter of 2024 compared to 2023. Our overall unit sales of commodity-based products decreased approximately 6% in the first quarter of 2024 compared to the same period last year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the first quarter of 2024 decreased 9% primarily due to a decline in unit sales in our structural packaging business unit. Approximately $46.9 million of new product sales for the first three months of 2023, while still sold, were sunset in 2024 and excluded from the table below because they no longer meet the definition above. Our goal is to achieve annual new product sales of at least $510 million in 2024.

UFP INDUSTRIES, INC.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	March 30,	% of Segment	April 1,	% of Segment	% Change
	2024	Net Sales	2023	Net Sales	in Sales
Retail	$54,068	8.6%	$51,672	6.8%	4.6%
Packaging	48,158	11.3%	65,268	13.4%	(26.2)%
Construction	21,162	4.1%	18,640	3.6%	13.5%
All Other and Corporate	659	1.0%	39	0.1%	1,589.7%
Total New Product Sales	124,047	7.6%	135,619	7.4%	(8.5)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the first quarter of 2024 decreased by 17% compared to the same period of 2023 due to a 6% decline in selling prices, a 3% decrease due to the transfer of certain sales to the Construction and Packaging segments, and an 8% decline in organic units. Organic unit changes within this segment consisted of decreases of 2% in Deckorators, 2% in UFP Edge, and 9% in ProWood. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Additionally, our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 9%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 7%.Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking (sold under our new Surestone tradename) and railing systems increased 10%.

Gross profits increased by $5.8 million, or 6.1% to $101.1 million for the first quarter of 2024 compared to the same period last year. The increase in gross profit was attributable to the following:

●	The gross profit of our ProWood business unit increased by $6.6 million, in spite of the transfer of certain sales to the Construction and Packaging segments. The products sold by this business unit consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped. The improvement in profitability is primarily due to better inventory management, SKU rationalization, and various operational improvements.
●	The gross profit of our Deckorators business unit increased by $1.8 million due to operational improvements.
●	The gross profit of our UFP Edge business unit increased by $1.1 million, in spite of the transfer of certain sales to the Construction segment. The improvement in profitability is primarily due to operational improvements.

SG&A increased by approximately $1.7 million, or 3.1%, in the first quarter of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $2.6 million from the first quarter of 2023 and totaled approximately $14.0 million for the quarter. This increase was partially offset by several small decreases in several accounts.

Earnings from operations for the Retail reportable segment increased in the first quarter of 2024 compared to 2023 by $5.7 million, or 14.2%, as a result of the factors mentioned above.

UFP INDUSTRIES, INC.

Packaging Segment

Net sales in the first quarter of 2024 decreased 13% compared to the same period of 2023, due to an 11% decrease in selling prices, a 4% increase due to the transfer of sales from the Retail segment, and a 6% decrease in organic unit sales. Organic unit changes consisted of decreases of 11% in structural packaging and 14% in protective packaging, primarily due to a decline in demand from existing customers. These declines were partially offset by 9% organic unit growth in PalletOne, which sells machine-built pallets, due to market share gains. The decline in prices is due to competitive price pressure as well as lower lumber costs.

Gross profits decreased by $35.5 million, or 29.3%, for the first quarter of 2024 compared to the same period last year. The decrease in gross profit was attributable to the following:

●	The gross profit of our structural packaging business unit decreased by a total of $25.5 million, in spite of the transfer of certain sales from the Retail segment. The decline in gross profit is attributable to competitive price pressure due to lower demand as well as lower unit sales and resulting unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our PalletOne business unit decreased by $9.2 million primarily due to competitive price pressure which more than offset profit from unit sales growth.
●	The gross profit of our protective packaging business unit decreased by $0.8 million due to a decline in unit sales.

SG&A decreased by approximately $12.3 million, or 18.6%, in the first quarter of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $5.1 million relative to the first quarter of 2023, and totaled $10.7 million for the quarter. The remaining decrease was primarily due to decreases in earnout compensation expense of $3.7 million, sales incentive compensation of $2.3 million, and professional fees of $1.4 million.

Earnings from operations for the Packaging reportable segment decreased in the first quarter of 2024 compared to 2023 by $23.5 million, or 42.9%, due to the factors discussed above.

Construction Segment

Net sales in the first quarter of 2024 were flat compared to the same period of 2023 and consisted of a 10% decrease in selling prices, a 2% increase due to the transfer of certain sales from the Retail segment, and an organic unit increase of 8%. Organic unit changes within this segment consist of increases of 13% in factory-built housing, primarily due to an increase in industry production, and 18% in site-built construction, primarily due to a combination of increased housing starts, capacity expansion, growth of our light gauge metal component plants and aluminum balcony products. These increases were partially offset by organic unit declines of 13% in concrete forming and 15% in commercial construction. The organic unit decline in commercial construction is primarily due to a decline in market demand. As of March 30, 2024 and April 1, 2023, we estimate that our backlog of orders in our site-built construction business unit were $79 million and $91 million, respectively. The decline in pricing was primarily due to competitive price pressure.

Gross profits decreased by $7.3 million, or 6.0%, in the first quarter of 2024 compared to the same period of 2023. The decrease in our gross profit was comprised of the following:

●	The gross profit in our factory-built housing increased by $2.3 million as a result of increased unit sales and the transfer of sales from the Retail segment.

UFP INDUSTRIES, INC.

●	The gross profit of our site-built construction business unit decreased by $3.4 million primarily due to competitive price pressure and a decline in margins on multi-family construction projects. This decrease was partially offset by an increase in gross profit at our light gauge metal facility.
●	The gross profit of our concrete forming business unit decreased by $2.7 million due to lower unit sales and a decline in selling prices in spite of the transfer of sales from the Retail segment.
●	The gross profit of our commercial construction business unit decreased $1.7 million as a result of lower unit sales.

SG&A increased by approximately $1.8 million, or 2.7%, in the first quarter of 2024 compared to the same period of 2023. The increase was due to increases in professional fees of $1.7 million and wages and benefits of $1.3 million. These increases were partially offset by a decrease in sales incentive compensation of $1.1 million and a decrease of $0.5 million in accrued bonus expense, which totaled $14.2 million for the quarter.

Earnings from operations for the Construction reportable segment decreased in the first quarter of 2024 compared to 2023 by $8.9 million, or 16.4%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 17.4% in the first quarter of 2024 compared to 23.7% in the same period of 2023. The decrease in our overall effective tax rate was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

UFP INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cash used in operating activities	$(16,798)	$(37,076)
Cash used in investing activities	(56,062)	(41,858)
Cash used in financing activities	(68,968)	(59,368)
Effect of exchange rate changes on cash	79	2,739
Net change in all cash and cash equivalents	(141,749)	(135,563)
Cash, cash equivalents, and restricted cash, beginning of period	1,122,256	559,623
Cash, cash equivalents, and restricted cash, end of period	$980,507	$424,060

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 62 days from 71 days during the first quarter of 2024 compared to the prior year period.

	Three Months Ended
	March 30,	April 1,
	2024	2023
Days of sales outstanding	34	36
Days supply of inventory	41	48
Days of payables outstanding	(13)	(13)
Days in cash cycle	62	71

The decrease in our days supply of inventory for the quarter is in part due to improvements in inventory turns in our Construction segment. These improvements were partially offset by a seasonal increase in inventory in our Retail segment due to carrying higher levels of safety stock. The decrease in our days of sales outstanding for the quarter is primarily due to receiving more timely payments from customers in our Construction segment. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 95% and 93% at the end of the first quarter of 2024 and 2023, respectively.

UFP INDUSTRIES, INC.

In the first three months of 2024, our cash flows used in operations were $17 million and were comprised of net earnings of $121 million, $45 million of non-cash expenses, and a $183 million increase in working capital since the end of December 2023. Our cash flows used in operations decreased by $20 million compared to the same period of last year primarily due to a $20 million decrease in our investment in net working capital compared to the prior year period. The decrease in our net working capital was due to lower volumes and lumber prices and an improvement in our working capital management as evidenced by our cash cycle above.

Purchases of property, plant, and equipment of $49 million comprised most of our cash used in investing activities during the first three months of 2024. Outstanding purchase commitments on existing capital projects totaled approximately $89 million on March 30, 2024. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Site-Built, Deckorators and ProWood business units, achieve efficiencies through automation in all segments, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers). We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in financing activities primarily consisted of:

●	We repurchased 319,295 shares of our common stock for $36.6 million during the quarter at an average price of $114.74 per share. Of this amount, 154,196 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in February. The shares were purchased at an average price of $115.69 per share, totaling $17.8 million.
●	Dividends paid during the first three months of 2024 were $20 million ($0.33 per share).
●	Contingent consideration payments of $4 million.
●	Distributions to noncontrolling interests of $3 million.
●	Debt repayment on behalf of an investee of $6.3 million.

On March 30, 2024, we had $3.5 million outstanding on our $750 million revolving credit facility, and we had approximately $709 million in remaining availability after considering $37 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 30, 2024.

At the end of the first quarter of 2024, we have approximately $2.2 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $535 million in remaining borrowing capacity.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 30, 2023.

UFP INDUSTRIES, INC.

FORWARD OUTLOOK

Our long-term financial goals include:

●	Growing our annual unit sales by 7-10%. We anticipate smaller tuck in acquisitions will continue to contribute toward this goal;
●	Achieving and sustaining a 12.5% adjusted EBITDA margin by continuing to enhance our capabilities and grow our portfolio and sales of value-added products and by achieving operating improvements;
●	Earning an incremental return on new investment over our cost of capital; and
●	Maintaining a conservative capital structure.

We believe effectively executing our strategies will allow us to achieve long-term goals in the future. However, demand in the markets we serve has contracted, which will impact our results and vary depending on the severity and duration of this cycle. The following factors should be considered when evaluating our future results:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels. We anticipate lumber prices will remain at lower levels until there is a substantial change in the balance of supply and demand.
●	Retail sales accounted for 38% of our net sales for the first three months of 2024. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand for our products to be down mid-single digits in 2024.
●	Packaging sales accounted for 26% of our net sales for the first three months of 2024. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand for our products in the markets we serve to be down mid-single digits in 2024.
●	Construction sales accounted for 32% of our net sales for the first three months of 2024.
-	The site-built business unit accounted for approximately 14% of our net sales for the first three months of 2024. Approximately one-third of site-built customers are multifamily builders. Independent forecasts of housing starts generally range from slightly up to slightly down in 2024.
-	The factory-built housing business unit accounted for 12% of our net sales for the first three months of 2024. When evaluating future demand, we analyze data from production and shipments of manufactured housing. The National Association of Home Builders and John Burns Real Estate Consulting forecast the manufactured home shipments in 2024 to be flat to slightly up.
-	The commercial construction and concrete forming business units accounted for approximately 6% of our net sales for the first three months of 2024. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate overall demand in this business unit to be flat to slightly up for the balance of 2024.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

UFP INDUSTRIES, INC.

●	On April 24, 2024, our board approved a quarterly cash dividend of $0.33 per share, which represents a 32% increase from the prior year. This dividend will be payable on June 15, 2024, to shareholders of record on June 1, 2024. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On July 26, 2023, our board authorized the repurchase of up to $200 million worth of shares of outstanding stock through July 31, 2024. For the first three months of 2024, we repurchased 319,295 shares of our common stock at an average share price of $114.74. This share authorization supersedes and replaces our prior share repurchase authorizations. As of March 30, 2024, we had remaining authorization to repurchase up to $137 million through July 31, 2024. From March 31, 2024, through April 30, 2024, we have repurchased 351,924 shares for $40.2 million, at an average share price of $114.15. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will opportunistically buy shares when the price trades at pre-determined levels.
●	Our targeted range for capital expenditures for 2024 is $250-$300 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock. Priority continues to be given to projects that enhance the working environments of our plants and take advantage of automation opportunities, expand our transportation capacity, and drive strategies that have strong long-term growth potential for new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required to refinance it.

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

UFP INDUSTRIES, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended March 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
December 31, 2023 - February 3, 2024	—	—	—	$173,335,471
February 4 - March 2, 2024	154,196	115.69	154,196	155,497,017
March 3 - 30, 2024	165,099	113.85	165,099	136,699,725

Note: February consists of 154,196 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards.

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

Item 5. Other Information.

During the quarter ended March 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

3	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, as amended through April 24, 2024.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

UFP INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP INDUSTRIES, INC.

Date: May 8, 2024	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board, Chief Executive Officer and
Principal Executive Officer

Date: May 8, 2024	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer