Form 10-Q
period 2024-06-29
UFP INDUSTRIES INC
filed 2024-08-07
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 29, 2024
Common stock, $1 par value	60,918,541

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, no par value	UFPI	The Nasdaq Stock Market, LLC

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	June 29,	December 30,	July 1,
	2024	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,041,341	$1,118,329	$702,148
Restricted cash	761	3,927	761
Investments	36,740	34,745	38,459
Accounts receivable, net	724,921	549,499	802,300
Inventories:
Raw materials	393,871	352,785	334,300
Finished goods	290,942	375,003	486,887
Total inventories	684,813	727,788	821,187
Refundable income taxes	27,499	29,327	13,717
Other current assets	37,954	38,474	36,486
TOTAL CURRENT ASSETS	2,554,029	2,502,089	2,415,058
DEFERRED INCOME TAXES	3,291	4,228	4,187
RESTRICTED INVESTMENTS	30,344	24,838	22,756
RIGHT OF USE ASSETS	124,903	103,774	105,907
OTHER ASSETS	101,292	87,438	96,079
GOODWILL	335,448	336,313	336,495
INDEFINITE-LIVED INTANGIBLE ASSETS	7,332	7,345	7,330
OTHER INTANGIBLE ASSETS, NET	162,358	175,195	138,117
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,638,880	1,559,304	1,447,482
Less accumulated depreciation and amortization	(819,383)	(782,727)	(729,468)
PROPERTY, PLANT AND EQUIPMENT, NET	819,497	776,577	718,014
TOTAL ASSETS	4,138,494	4,017,797	3,843,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$263,318	$203,055	$264,408
Accrued liabilities:
Compensation and benefits	172,790	232,331	183,910
Other	80,506	66,713	79,414
Current portion of lease liability	28,020	22,977	25,887
Current portion of long-term debt	43,754	42,900	2,385
TOTAL CURRENT LIABILITIES	588,388	567,976	556,004
LONG-TERM DEBT	232,979	233,534	274,821
LEASE LIABILITY	102,872	84,885	84,194
DEFERRED INCOME TAXES	44,787	45,248	51,018
OTHER LIABILITIES	33,027	35,934	36,137
TOTAL LIABILITIES	1,002,053	967,577	1,002,174
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$18,931	$20,030	$6,772
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 60,918,541, 61,621,004, and 61,865,006	60,919	61,621	61,865
Additional paid-in capital	371,771	354,702	335,494
Retained earnings	2,670,086	2,582,332	2,408,314
Accumulated other comprehensive loss	(5,965)	1,106	(2,290)
Total controlling interest shareholders’ equity	3,096,811	2,999,761	2,803,383
Noncontrolling interest	20,699	30,429	31,614
TOTAL SHAREHOLDERS’ EQUITY	3,117,510	3,030,190	2,834,997
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,138,494	$4,017,797	$3,843,943

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
NET SALES	$1,901,959	$2,043,918	$3,540,925	$3,866,394
COST OF GOODS SOLD	1,539,216	1,643,851	2,852,104	3,107,998
GROSS PROFIT	362,743	400,067	688,821	758,396
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	203,155	204,703	395,214	399,386
OTHER LOSSES (GAINS), NET	554	1,867	750	3,805
EARNINGS FROM OPERATIONS	159,034	193,497	292,857	355,205
INTEREST EXPENSE	3,167	3,275	6,303	6,393
INTEREST AND INVESTMENT INCOME	(13,215)	(7,717)	(29,708)	(14,264)
EQUITY IN LOSS OF INVESTEE	642	417	1,236	1,005
INTEREST AND OTHER	(9,406)	(4,025)	(22,169)	(6,866)
EARNINGS BEFORE INCOME TAXES	168,440	197,522	315,026	362,071
INCOME TAXES	42,208	46,734	67,695	85,705
NET EARNINGS	126,232	150,788	247,331	276,366
NET (EARNINGS) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(302)	(27)	(610)	464
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$125,930	$150,761	$246,721	$276,830

EARNINGS PER SHARE – BASIC	$2.05	$2.40	$4.01	$4.41
EARNINGS PER SHARE – DILUTED	$2.05	$2.36	$4.00	$4.35

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	126,232	150,788	247,331	276,366
OTHER COMPREHENSIVE INCOME (LOSS)	(7,980)	4,478	(9,110)	10,730
COMPREHENSIVE INCOME	118,252	155,266	238,221	287,096
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,020	(1,721)	1,429	(3,481)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$120,272	$153,545	$239,650	$283,615

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			120,791		622	121,413	(314)
Foreign currency translation adjustment				(1,419)	616	(803)	(333)
Unrealized loss on debt securities				6		6
Distributions to NCI					(3,331)	(3,331)
Cash dividends - $0.33 per share - quarterly			(20,411)			(20,411)
Issuance of 6,251 shares under employee stock purchase plan	6	648				654
Issuance of 369,012 shares under stock grant programs	369	5,829				6,198
Issuance of 76,927 shares under deferred compensation plans	77	(77)				—
Repurchase of 319,295 shares	(319)	(17,686)	(18,631)			(36,636)
Expense associated with share-based compensation arrangements		11,194				11,194
Accrued expense under deferred compensation plans		7,621				7,621
Balance on March 30, 2024	$61,754	$362,231	$2,664,081	$(307)	$28,336	$3,116,095	$19,383
Net earnings (loss)			125,930		652	126,582	(350)
Foreign currency translation adjustment				(5,594)	(2,220)	(7,814)	(102)
Unrealized gain on debt securities				(64)		(64)
Other		(607)				(607)
Distributions to NCI					(6,069)	(6,069)
Cash dividends - $0.33 per share - quarterly			(20,249)			(20,249)
Issuance of 8,573 shares under employee stock purchase plan	9	807				816
Issuance of 29,460 shares under stock grant programs	29	1	5			35
Issuance of 9,841 shares under deferred compensation plans	10	(10)				—
Repurchase of 883,232 shares	(883)		(99,681)			(100,564)
Expense associated with share-based compensation arrangements		7,954				7,954
Accrued expense under deferred compensation plans		1,395				1,395
Balance on June 29, 2024	$60,919	$371,771	$2,670,086	$(5,965)	$20,699	$3,117,510	$18,931

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			126,069		(313)	125,756	(178)
Foreign currency translation adjustment				3,850	2,195	6,045	56
Unrealized loss on debt securities				151		151
Distributions to NCI					(4,859)	(4,859)
Other						—	43
Cash dividends - $0.25 per share - quarterly			(15,642)			(15,642)
Issuance of 10,140 shares under employee stock purchase plan	10	675				685
Issuance of 824,669 shares under stock grant programs	825	14,356	6			15,187
Issuance of 93,165 shares under deferred compensation plans	93	(93)				—
Repurchase of 450,597 shares	(450)		(34,818)			(35,268)
Expense associated with share-based compensation arrangements		9,598				9,598
Accrued expense under deferred compensation plans		7,165				7,165
Balance on April 1, 2023	$62,096	$325,730	$2,293,025	$(5,074)	$29,864	$2,705,641	$6,801
Net earnings (loss)			150,761		56	150,817	(29)
Foreign currency translation adjustment				2,983	1,694	4,677
Unrealized loss on debt securities				(199)		(199)
Other		(427)				(427)
Cash dividends - $0.25 per share - quarterly			(15,507)			(15,507)
Issuance of 9,253 shares under employee stock purchase plan	9	754				763
Net forfeitures of 1,503 shares under stock grant programs	(1)	35				34
Issuance of 11,686 shares under deferred compensation plans	12	(12)				—
Repurchase of 250,000 shares	(251)		(19,965)			(20,216)
Expense associated with share-based compensation arrangements		8,201				8,201
Accrued expense under deferred compensation plans		1,213				1,213
Balance on July 1, 2023	$61,865	$335,494	$2,408,314	$(2,290)	$31,614	$2,834,997	$6,772

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six Months Ended
	June 29,	July 1,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$247,331	$276,366
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	60,643	52,786
Amortization of intangibles	11,735	10,371
Expense associated with share-based and grant compensation arrangements	19,276	17,875
Deferred income taxes	299	(319)
Unrealized gain on investments and other	(1,825)	(1,291)
Equity in loss of investee	1,236	1,005
Net loss (gain) on sale, disposition and impairment of assets	1,991	(182)
Gain from reduction of estimated earnout liability	(1,855)	—
Changes in:
Accounts receivable	(176,839)	(183,717)
Inventories	41,684	154,413
Accounts payable and cash overdraft	61,125	56,899
Accrued liabilities and other	(25,723)	(63,142)
NET CASH FROM OPERATING ACTIVITIES	239,078	321,064
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(106,585)	(84,981)
Proceeds from sale of property, plant and equipment	2,353	789
Acquisitions, net of cash received and purchase of equity method investment	—	67
Purchases of investments	(16,416)	(14,747)
Proceeds from sale of investments	9,284	11,486
Other	(7,674)	2,076
NET CASH USED IN INVESTING ACTIVITIES	(119,038)	(85,310)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	12,354	11,026
Repayments under revolving credit facilities	(11,988)	(11,869)
Repayments of debt	—	(29)
Repayment of debt on behalf of investee	(6,303)	—
Contingent consideration payments and other	(4,779)	(6,179)
Proceeds from issuance of common stock	1,470	1,448
Dividends paid to shareholders	(40,660)	(31,149)
Distributions to noncontrolling interest	(9,400)	(4,859)
Payments to taxing authorities in connection with shares directly withheld from employees	(17,838)	—
Repurchase of common stock	(119,362)	(55,484)
Other	38	48
NET CASH USED IN FINANCING ACTIVITIES	(196,468)	(97,047)
Effect of exchange rate changes on cash	(3,726)	4,579
NET CHANGE IN CASH AND CASH EQUIVALENTS	(80,154)	143,286
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,122,256	559,623
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,042,102	$702,909
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,118,329	$559,397
Restricted cash, beginning of period	3,927	226
Cash, cash equivalents, and restricted cash, beginning of period	$1,122,256	$559,623
Cash and cash equivalents, end of period	$1,041,341	$702,148
Restricted cash, end of period	761	761
Cash, cash equivalents, and restricted cash, end of period	$1,042,102	$702,909
SUPPLEMENTAL INFORMATION:
Interest paid	$6,317	$6,345
Income taxes paid	65,572	66,329
NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable	$3,005	$1,915
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$9,743	$8,929

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of June 29, 2024, the carrying value of our investment in Dempsey is $58.9 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the July 1, 2023 balances in the accompanying unaudited condensed consolidated balance sheets.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	June 29, 2024				December 30, 2023
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$250,775	$10,952	$—	$261,727	$492,800	$6,133	$—	$498,933
Fixed income funds	5,130	24,477	—	29,607	5,112	18,976	—	24,088
Treasury securities	344	—	—	344	344	—	—	344
Equity securities	17,279	—	22,000	39,279	16,411	—	10,500	26,911
Alternative investments	—	—	4,054	4,054	—	—	4,052	4,052
Mutual funds:
Domestic stock funds	14,406	—	—	14,406	13,330	—	—	13,330
International stock funds	550	—	—	550	509	—	—	509
Target funds	9	—	—	9	9	—	—	9
Bond funds	5	—	—	5	5	—	—	5
Alternative funds	486	—	—	486	474	—	—	474
Total mutual funds	15,456	—	—	15,456	14,327	—	—	14,327
Total	$288,984	$35,429	$26,054	$350,467	$528,994	$25,109	$14,552	$568,655

From the assets measured at fair value as of June 29, 2024, listed in the table above, $261.4 million of money market funds are held in Cash and Cash Equivalents, $36.7 million of mutual funds, equity securities, and alternative investments are held in Investments, $22.0 million of equity securities are held in Other Assets, $0.1 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $30.0 million of fixed income funds and $0.3 million of money market funds are held in Restricted Investments. As of December 30, 2023, $498.5 million of money market funds were held in Cash and Cash Equivalents, $34.8 million of mutual funds, equity securities, and alternative investments were held in Investments, $10.5 million of equity securities were held in Other Assets, $0.1 million of money market and mutual funds were held in Other Assets for our deferred compensation plan, and $24.4 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $66.7 million and $59.2 million as of June 29, 2024 and December 30, 2023, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 29, 2024			December 30, 2023
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$31,067	$(1,460)	$29,607	$25,514	$(1,426)	$24,088
Treasury securities	344	—	344	344	—	344
Equity	13,669	3,610	17,279	13,523	2,888	16,411
Mutual funds	12,922	2,485	15,407	12,348	1,934	14,282
Alternative investments	3,266	788	4,054	3,211	841	4,052
Total	$61,268	$5,423	$66,691	$54,940	$4,237	$59,177

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $5.4 million and $4.2 million as of June 29, 2024 and December 30, 2023, respectively. Carrying amounts above are recorded in the Investments and Restricted Investments line items within the balance sheet as of June 29, 2024 and December 30, 2023.

C.       REVENUE RECOGNITION

Within the three primary segments, UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging”) and UFP Construction (“Construction”), that the Company operates, there are a variety of written agreements governing the sale of our products and services. The transaction price is stated at the purchase order level, which includes shipping and/or freight costs and any applicable governmental authority taxes. The majority of our contracts have a single performance obligation concentrated around the delivery of goods to the carrier, Free On Board (FOB) shipping point. Therefore, revenue is recognized when this performance obligation is satisfied. Generally, title and control passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	June 29,	July 1,		June 29,	July 1,
	2024	2023	% Change	2024	2023	% Change
Point in Time Revenue	$1,857,264	$2,006,319	(7.4)%	$3,462,099	$3,790,775	(8.7)%
Over Time Revenue	44,695	37,599	18.9%	78,826	75,619	4.2%
Total Net Sales	1,901,959	2,043,918	(6.9)%	$3,540,925	$3,866,394	(8.4)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 29,	December 30,	July 1,
	2024	2023	2023
Cost and Earnings in Excess of Billings	$7,227	$3,572	$3,266
Billings in Excess of Cost and Earnings	8,816	9,487	12,914

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Numerator:
Net earnings attributable to controlling interest	$125,930	$150,761	$246,721	$276,830
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(4,781)	(7,588)	(9,684)	(13,096)
Net earnings for calculating EPS	$121,149	$143,173	$237,037	$263,734
Denominator:
Weighted average shares outstanding	61,668	62,786	61,817	62,756
Adjustment for non-vested restricted common stock equivalents	(2,633)	(3,160)	(2,710)	(2,969)
Shares for calculating basic EPS	59,035	59,626	59,107	59,787
Effect of dilutive restricted common stock equivalents	124	918	106	885
Shares for calculating diluted EPS	59,159	60,544	59,213	60,672
Net earnings per share:
Basic	$2.05	$2.40	$4.01	$4.41
Diluted	$2.05	$2.36	$4.00	$4.35

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on June 29, 2024, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 29, 2024, we had outstanding purchase commitments on commenced capital projects of approximately $109.7 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of June 29, 2024, we had approximately $23.4 million in outstanding payment and performance bonds for open projects. We had approximately $6.9 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 29, 2024, we had outstanding letters of credit totaling $43.8 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of June 29, 2024, we have irrevocable letters of credit outstanding totaling approximately $40.4 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2024 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following business combination since the end of the second quarter of 2023, which was accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

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

The purchase accounting valuation of the UFP Palets investment is yet to be finalized. In aggregate, investments completed since the end of the second quarter of 2023 and not consolidated with other operations contributed approximately $10.7 million in net sales and $1.2 million in operating losses during the first six months of 2024.

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

	Three Months Ended June 29, 2024
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$809,067	$435,204	$574,547	$81,470	$1,671	$1,901,959
Intersegment net sales	70,102	26,275	18,797	80,055	(195,229)	—
Earnings from operations	59,783	29,516	52,011	7,496	10,228	159,034

	Three Months Ended July 1, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$938,630	$488,100	$550,464	$67,592	$(868)	$2,043,918
Intersegment net sales	198,518	20,976	23,554	75,480	(318,528)	—
Earnings from operations	60,211	56,864	61,959	6,786	7,677	193,497

Note: As of December 31, 2023, our Pinelli Universal entity was transferred to our Retail segment from our International segment (grouped in All Other) due to changes in our management structure. Prior year figures have been updated to reflect the change for comparability purposes in every applicable table in this filing.

	Six Months Ended June 29, 2024
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,437,832	$859,622	$1,092,443	$148,417	$2,611	$3,540,925
Intersegment net sales	129,448	47,201	38,832	151,312	(366,793)	—
Earnings from operations	105,763	60,762	97,353	11,369	17,610	292,857

	Six Months Ended July 1, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$1,699,924	$974,661	$1,066,057	$123,387	$2,365	$3,866,394
Intersegment net sales	421,843	41,026	49,390	152,967	(665,226)	—
Earnings from operations	100,469	111,596	116,207	11,618	15,315	355,205

The following table presents goodwill by segment as of June 29, 2024, and December 30, 2023 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 30, 2023	$84,204	$141,042	$87,805	$23,262	$—	$336,313
Foreign Exchange, Net	(44)	—	(170)	(651)	—	(865)
Balance as of June 29, 2024	$84,160	$141,042	$87,635	$22,611	$—	$335,448

UFP INDUSTRIES, INC.

The following table presents total assets by segment as of June 29, 2024, and December 30, 2023 (in thousands).

	Total Assets by Segment
	June 29,	December 30,
Segment Classification	2024	2023	% Change
Retail	$916,574	$828,798	10.6%
Packaging	802,204	798,623	0.4
Construction	666,622	621,762	7.2
All Other	337,962	316,481	6.8
Corporate	1,415,132	1,452,133	(2.5)
Total Assets	$4,138,494	$4,017,797	3.0%

The following table presents our disaggregated net sales (in thousands) by business unit for each segment for the three and six months ended June 29, 2024, and July 1, 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Retail
Deckorators	$99,706	$103,656	$173,841	$181,119
ProWood	668,275	794,287	1,194,236	1,445,287
UFP Edge	38,009	40,216	65,293	72,768
Other	3,077	471	4,462	750
Total Retail	$809,067	$938,630	$1,437,832	$1,699,924

Packaging
Structural Packaging	$280,102	$330,510	$554,252	$658,760
PalletOne	136,911	136,937	269,401	274,507
Protective Packaging	18,191	20,653	35,969	41,394
Total Packaging	$435,204	$488,100	$859,622	$974,661

Construction
Factory Built	$225,242	$180,024	$417,076	$347,637
Site Built	238,547	248,445	460,106	469,562
Commercial	66,347	66,320	127,731	138,665
Concrete Forming	44,411	55,675	87,530	110,193
Total Construction	$574,547	$550,464	$1,092,443	$1,066,057

All Other	$81,470	$67,592	$148,417	$123,387

Corporate	$1,671	$(868)	$2,611	$2,365

Total Net Sales	$1,901,959	$2,043,918	$3,540,925	$3,866,394

UFP INDUSTRIES, INC.

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.1% in the second quarter of 2024 compared to 23.7% in the same period of 2023 and was 21.5% in the first six months of 2024 compared to 23.7% for the same period in 2023. The increase in our effective tax rate for the second quarter was primarily due to the impact of certain compensation expense which is not deductible. The decrease in our effective tax rate for the first six months of 2024 was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2024 and 2023 (in thousands, except average share price):

	June 29, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	15	$116.64

Shares issued under the employee stock gift program	1	117.80
Shares issued under the director compensation plan	1	114.61
Shares issued under the LTSIP	352	113.49
Shares issued under the executive stock match plan	64	111.35
Forfeitures	(20)
Total shares issued under stock grant programs	398	$113.14

Shares issued under the deferred compensation plans	87	$112.29

During the first six months of 2024, we repurchased 1,202,527 shares of our common stock at an average share price of $114.09.

	July 1, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	19	$87.86

Shares issued under the employee stock gift program	1	86.88
Shares issued under the director retainer stock program	2	87.02
Shares issued under the LTSIP	756	86.14
Shares issued under the executive stock grants plan	75	85.89
Forfeitures	(10)
Total shares issued under stock grant programs	824	$86.12

Shares issued under the deferred compensation plans	105	$85.16

During the first six months of 2023, we repurchased approximately 700,597 shares of our common stock at an average share price of $79.20.

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. There was no lower of cost or net realizable value adjustment to inventory as of June 29, 2024 and a $0.8 million adjustment as of July 1, 2023.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 197,417 shares for $21.8 million, at an average share price of $110.22.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; concentration of sales to customers; vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; cybersecurity breaches; tariffs on import and export sales; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission. We are pleased to present this overview of the second quarter of 2024.

OVERVIEW

Our results for the second quarter of 2024 include the following highlights:

●	Our net sales decreased 7% compared to the second quarter of 2023, which was comprised of a 6% decrease in selling prices and a 1% decrease in unit sales. The overall decrease in our selling prices is primarily due to lower lumber prices and a more competitive pricing environment in certain of our business units. Unit sales declines consisted of 7% in our retail segment and 3% in our packaging segment, offset by an 8% increase in our construction segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $37 million, or 9.3%, compared to the same period of the prior year. By segment, gross profits decreased by $35 million in Packaging and $12 million in Construction, while Retail experienced a $4 million increase in gross profits. The overall decrease in our gross profits is primarily due to the decline in unit sales and unfavorable cost variances resulting from fixed manufacturing costs, and more competitive pricing in certain business units.
●	Our operating profits decreased $34 million, or 17.8%, compared to the second quarter of 2023. The overall decrease is a result of the decline in gross profits mentioned above offset by a decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarily due to our incentive compensation plans which are tied to profitability and return on investment. Our decremental operating margin was 24.3%, which is calculated by dividing our decrease in operating profits by our decrease in net sales. In other words, for every dollar decrease in sales from the second quarter of 2023 to the second quarter of 2024, our operating profits decreased 24.3 cents. The decremental operating margin provides investors additional visibility into expected operating profits during periods of declining sales and pricing. In a declining business cycle, the Company’s management uses this metric to evaluate a change in its profitability resulting from a reduction in sales volume while considering the impact of product pricing changes, changes in product sales mix, its ratio of variable and fixed costs, and anticipated cost saving measures, among other factors.
●	Our cash flows from operations was $239 million in the first six months of 2024 compared to $321 million during the first six months of 2023. The $82 million decline is primarily due to an increase in our investment in net working capital since year end, which was $64 million higher in 2024 compared to 2023.
●	Our Cash and cash equivalents at the end of June 2024 was $1.0 billion compared to $702 million at the end of June 2023. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.3 billion at the end of the second quarter of 2024.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2024	2023
January	$398	$386
February	389	437
March	416	411
April	403	420
May	377	400
June	382	398

Second quarter average	$387	$406
Year-to-date average	$394	$409

Second quarter percentage change	(4.7)%
Year-to-date percentage change	(3.7)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Southern Yellow Pine
	Average $/MBF
	2024	2023
January	$380	$406
February	371	452
March	394	464
April	371	474
May	353	437
June	355	427

Second quarter average	$360	$446
Year-to-date average	$371	$443

Second quarter percentage change	(19.3)%
Year-to-date percentage change	(16.3)%

Lower overall lumber prices in 2024 compared to 2023 is primarily due to increased supply of SYP lumber in the U.S. while end market demand has remained soft. A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 38.9% and 39.0% of our sales in the first six months of 2024 and 2023, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 22% of our total net sales in the first six months of 2024. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 19% of our total purchases for the first six months of 2024 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.9	80.4	80.5	80.4
Gross profit	19.1	19.6	19.5	19.6
Selling, general, and administrative expenses	10.7	10.0	11.2	10.3
Other losses (gains), net	—	0.1	—	0.1
Earnings from operations	8.4	9.5	8.3	9.2
Other (income) expense, net	(0.5)	(0.2)	(0.6)	(0.2)
Earnings before income taxes	8.9	9.7	8.9	9.4
Income taxes	2.2	2.3	1.9	2.2
Net earnings	6.6	7.4	7.0	7.1
Less net earnings attributable to noncontrolling interest	—	—	—	—
Net earnings attributable to controlling interest	6.6%	7.4%	7.0%	7.2%

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

	Percentage Change
	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Units sold	(1.0)%	(8.0)%	(1.0)%	(9.0)%
Gross profit	(9.3)	(20.5)	(9.2)	(22.8)
Selling, general, and administrative expenses	(0.8)	(4.6)	(1.0)	(8.1)
Earnings from operations	(17.8)	(32.2)	(17.6)	(34.8)

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. We believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices. The increase in the ratio of SG&A as a percentage of gross profit from the prior year is attributable to SG&A costs within our Packaging, Construction, and Corporate segments.

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Gross profit	$362,743	$400,067	$688,821	$758,396
Selling, general, and administrative expenses	$203,155	$204,703	$395,214	$399,386
SG&A as percentage of gross profit	56.0%	51.2%	57.4%	52.7%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$809,067	$435,204	$574,547	$81,470	$1,671	$1,901,959
Cost of goods sold	682,307	351,518	448,992	61,564	(5,165)	1,539,216
Gross profit	126,760	83,686	125,555	19,906	6,836	362,743
Selling, general, administrative expenses	65,291	52,996	73,307	14,576	(3,015)	203,155
Other	1,686	1,174	237	(2,166)	(377)	554
Earnings from operations	$59,783	$29,516	$52,011	$7,496	$10,228	$159,034

	Three Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$938,630	$488,100	$550,464	$67,592	$(868)	$2,043,918
Cost of goods sold	815,808	369,865	413,260	47,337	(2,419)	1,643,851
Gross profit	122,822	118,235	137,204	20,255	1,551	400,067
Selling, general, administrative expenses	61,699	61,377	74,083	13,099	(5,555)	204,703
Other	912	(6)	1,162	370	(571)	1,867
Earnings from operations	$60,211	$56,864	$61,959	$6,786	$7,677	$193,497

UFP INDUSTRIES, INC.

	Six Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,437,832	$859,622	$1,092,443	$148,417	$2,611	$3,540,925
Cost of goods sold	1,209,948	690,496	852,553	110,566	(11,459)	2,852,104
Gross profit	227,884	169,126	239,890	37,851	14,070	688,821
Selling, general, administrative expenses	120,901	106,937	142,457	27,967	(3,048)	395,214
Other	1,220	1,427	80	(1,485)	(492)	750
Earnings from operations	$105,763	$60,762	$97,353	$11,369	$17,610	$292,857

	Six Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,699,924	$974,661	$1,066,057	$123,387	$2,365	$3,866,394
Cost of goods sold	1,481,798	735,528	807,194	84,362	(884)	3,107,998
Gross profit	218,126	239,133	258,863	39,025	3,249	758,396
Selling, general, administrative expenses	115,612	127,629	141,421	26,063	(11,339)	399,386
Other	2,045	(92)	1,235	1,344	(727)	3,805
Earnings from operations	$100,469	$111,596	$116,207	$11,618	$15,315	$355,205

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.3	80.8	78.1	75.6	—	80.9
Gross profit	15.7	19.2	21.9	24.4	—	19.1
Selling, general, administrative expenses	8.1	12.2	12.8	17.9	—	10.7
Other	—	—	—	(2.7)	—	—
Earnings from operations	7.4%	6.8%	9.1%	9.2%	—	8.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.9	75.8	75.1	70.0	—	80.4
Gross profit	13.1	24.2	24.9	30.0	—	19.6
Selling, general, administrative expenses	6.6	12.6	13.5	19.4	—	10.0
Other	—	—	—	0.5	—	0.1
Earnings from operations	6.4%	11.7%	11.3%	10.0%	—	9.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Six Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.2	80.3	78.0	74.5	—	80.5
Gross profit	15.8	19.7	22.0	25.5	—	19.5
Selling, general, administrative expenses	8.4	12.4	13.0	18.8	—	11.2
Other	—	—	0.0	(1.0)	—	—
Earnings from operations	7.4%	7.1%	8.9%	7.7%	—	8.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended July 1, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	87.2	75.5	75.7	68.4	—	80.4
Gross profit	12.8	24.5	24.3	31.6	—	19.6
Selling, general, administrative expenses	6.8	13.1	13.3	21.1	—	10.3
Other	—	—	—	1.1	—	0.1
Earnings from operations	5.9%	11.4%	10.9%	9.4%	—	9.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped.

	% Change
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Second quarter 2024 versus Second quarter 2023	(6.9)%	(5.9)%	(1.0)%	—%	(1.0)%
Year-to-date 2024 versus Year-to-date 2023	(8.4)%	(7.4)%	(1.0)%	—%	(1.0)%
●	Expanding geographically in our core businesses, domestically and internationally.

UFP INDUSTRIES, INC.

●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 81% of our sales consist of products we manufacture at our locations, while 19% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended June 29, 2024		Three Months Ended July 1, 2023
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	54.7%	45.3%	52.3%	47.7%
Packaging	75.2%	24.8%	77.5%	22.5%
Construction	80.9%	19.1%	83.8%	16.2%
All Other	75.8%	24.2%	76.7%	23.3%
Corporate	48.0%	52.0%	100.0%	—%
Total Sales	68.1%	31.9%	67.4%	32.6%

	Six Months Ended June 29, 2024		Six Months Ended July 1, 2023
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	53.5%	46.5%	51.7%	48.3%
Packaging	75.5%	24.5%	77.3%	22.7%
Construction	81.5%	18.5%	83.5%	16.5%
All Other	76.6%	23.4%	75.1%	24.9%
Corporate	60.3%	39.7%	24.5%	75.5%
Total Sales	68.3%	31.7%	67.5%	32.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products were flat in the second quarter and first six months of 2024 compared to 2023. Our overall unit sales of commodity-based products decreased approximately 2% in the second quarter and approximately 4% in the first six months of 2024 compared to the same period last year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the second quarter and first six months of 2024 decreased 12% and 10% respectively, primarily due to a decline in unit sales in our structural packaging business unit. Approximately $96.9 million of new product sales for the first six months of 2023, while still sold, were sunset in 2024 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $510 million in 2024. For the first six months of 2024, new product sales totaled $260 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

UFP INDUSTRIES, INC.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	June 29,	% of Segment	July 1,	% of Segment	% Change
	2024	Net Sales	2023	Net Sales	in Sales
Retail	$64,285	7.9%	66,846	7.1%	(3.8)%
Packaging	45,623	10.5%	68,090	14.0%	(33.0)%
Construction	22,646	3.9%	16,869	3.1%	34.2%
All Other and Corporate	1,019	1.2%	186	0.3%	447.8%
Total New Product Sales	133,573	7.0%	151,991	7.4%	(12.1)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

	New Product Sales by Segment
	Six Months Ended
	June 29,	% of Segment	July 1,	% of Segment	% Change
	2024	Net Sales	2023	Net Sales	in Sales
Retail	$116,155	8.1%	$118,399	7.0%	(1.9)%
Packaging	97,839	11.4%	133,392	13.7%	(26.7)%
Construction	43,863	4.0%	35,512	3.3%	23.5%
All Other and Corporate	1,678	1.1%	225	0.2%	645.8%
Total New Product Sales	259,535	7.3%	287,528	7.4%	(9.7)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the second quarter of 2024 decreased by 14% compared to the same period of 2023 due to a 7% decline in selling prices, a 2% decrease due to the transfer of certain sales to the Construction and Packaging segments, and a 5% decline in units. Unit changes within this segment consisted of decreases of 2% in Deckorators, 4% in UFP Edge, and 6% in ProWood. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Additionally, our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 5%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, increased approximately 1%.Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking (sold under our new Surestone tradename) and railing systems increased 5%.

Gross profits increased by $3.9 million, or 3.2% to $126.8 million for the second quarter of 2024 compared to the same period last year. The increase in gross profit was attributable to the following:

●	The gross profit of our ProWood business unit increased by $1.7 million, in spite of the transfer of certain sales to the Construction and Packaging segments and a sequential decline in lumber prices during the quarter. The products sold by this business unit consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped. The improvement in profitability is primarily due to better inventory management, SKU rationalization, and various operational improvements.
●	The gross profit of our Deckorators business unit increased by $1.5 million due to operational improvements.
●	The gross profit of our UFP Edge business unit increased by $0.8 million, in spite of the transfer of certain sales to the Construction segment. The increase is also primarily due to operational improvements.

UFP INDUSTRIES, INC.

SG&A increased by approximately $3.6 million, or 5.8%, in the second quarter of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $3.2 million from the second quarter of 2023 and totaled approximately $18.7 million for the quarter. Modest increases in salaries, wages, and benefits were offset by decreases in sales incentive compensation and travel related expenses.

Earnings from operations for the Retail reportable segment decreased in the second quarter of 2024 compared to 2023 by $0.4 million, or 1.0%, as a result of the factors mentioned above.

Net sales in the first six months of 2024 decreased by 15% compared to the same period of 2023, due to a 6% decrease in selling prices, a 2% decrease due to the transfer of certain sales to the Construction and Packaging segments, and a 7% decline in units. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped.  Additionally, unit sales to big box customers decreased approximately 7%, while unit sales to independent retailers decreased approximately 8%. Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking and railing systems increased 7%.

Gross profits increased by $9.8 million, or 4.5% to $227.9 million for the first six months of 2024 compared to the same period last year. Our increase in gross profit was attributable to the following:

●	The gross profits of our ProWood business unit increased $8.2 million in spite of the transfer of certain sales to the Construction and Packaging segments and a sequential decline in lumber prices in the second quarter. The products sold by this unit consists primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped. The improvement in profitability is primarily due to better inventory management, SKU rationalization, and various operational improvements.
●	The gross profit of our Deckorators business unit increased by $3.3 million due to operational improvements.
●	The gross profit of our UFP Edge business unit increased by $1.8 million in spite of the transfer of certain sales to the Construction segment. The increase is also primarily due to operational improvements.

SG&A increased by approximately $5.3 million, or 4.6%, in the first six months of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $5.8 million and totaled approximately $32.7 million for the first six months of 2024. Modest increases in salaries, wages, and benefits were offset by decreases in sales incentive compensation and travel related expenses.

Earnings from operations for the Retail reportable segment increased in the first six months of 2024 compared to 2023 by $5.3 million, or 5.3%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the second quarter of 2024 decreased 11% compared to the same period of 2023, due to an 8% decrease in selling prices and a 6% decrease in unit sales, partially offset by a 3% increase due to the transfer of sales from the Retail segment. Unit changes consist of decreases of 12% in structural packaging and 11% in protective packaging, primarily due to a decline in demand. These declines were partially offset by 10% unit growth in PalletOne, which sells machine-built pallets, due to market share gains. The decline in prices is due to competitive price pressure as well as lower lumber costs.

UFP INDUSTRIES, INC.

Gross profits decreased by $34.6 million, or 29.2%, for the second quarter of 2024 compared to the same period last year. The decrease in gross profit was attributable to the following:

●	The gross profit of our structural packaging business unit decreased by a total of $25.0 million, in spite of the transfer of certain sales from the Retail segment. The decline in gross profit is attributable to competitive price pressure due to lower demand as well as lower unit sales and resulting unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our PalletOne business unit decreased by $7.7 million primarily due to competitive price pressure which more than offset the favorable impact from unit sales growth.
●	The gross profit of our protective packaging business unit decreased by $1.9 million due to a decline in unit sales.

SG&A decreased by approximately $8.4 million, or 13.7%, in the second quarter of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $5.4 million relative to the second quarter of 2023, and totaled $10.7 million for the quarter. The remaining decrease was primarily due to a decrease in sales incentive compensation of $3.0 million.

Earnings from operations for the Packaging reportable segment decreased in the second quarter of 2024 compared to 2023 by $27.3 million, or 48.1%, due to the factors discussed above.

Net sales in the first six months of 2024 decreased 12% compared to the same period of 2023, due to a 9% decrease in selling prices and a 6% decrease in unit sales, partially offset by a 3% increase due to the transfer of sales from the Retail segment. Unit changes consist of decreases of 11% in structural packaging and 12% in protective packaging, primarily due to a decline in demand. These declines were partially offset by 10% unit growth in PalletOne, which sells machine-built pallets, due to market share gains. The decline in prices is due to competitive price pressure as well as lower lumber costs.

Gross profits decreased by $70.0 million, or 29.3%, for the first six months of 2024 compared to the same period last year. The decrease in gross profits was attributable to the following.

●	The gross profit of our structural packaging business unit decreased by a total of $50.5 million, in spite of the transfer of certain sales from the Retail segment. The decline in gross profit is attributable to competitive price pressure due to lower demand as well as lower unit sales and resulting unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our PalletOne business unit decreased by $16.9 million primarily due to competitive price pressure which more than offset the favorable impact from unit sales growth.
●	The gross profit of our protective packaging business unit decreased by $2.6 million due to a decline in unit sales.

SG&A decreased by approximately $20.7 million, or 16.2%, in the first six months of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $10.6 million, and totaled $21.3 million for the six months of 2024. Additionally, our sales incentive compensation decreased by $5.4 million and earnout compensation decreased by $3.7 million.

Earnings from operations for the Packaging reportable segment decreased in the first six months of 2024 compared to 2023 by $50.8 million, or 45.6%, due to the factors discussed above.

UFP INDUSTRIES, INC.

Construction Segment

Net sales in the second quarter of 2024 increased 4% compared to the same period of 2023 and consists of a unit increase of 7% and an increase due to the transfer of certain sales from the Retail segment of 1%, partially offset by a 4% decrease in selling prices. Unit changes within this segment consist of increases of 19% in factory-built, primarily due to an increase in industry production, and 4% in site-built, primarily due to market share gains from capacity expansion and new products. These increases were partially offset by unit declines of 10% in concrete forming due to lower demand. As of June 29, 2024 and July 1, 2023, we estimate that our backlog of orders in our site-built construction business unit were $81.9 million and $112.6 million, respectively. The decline in pricing was primarily due to competitive price pressure.

Gross profits decreased by $11.6 million, or 8.5%, in the second quarter of 2024 compared to the same period of 2023. The decrease in our gross profit was comprised of the following:

●	The gross profit of our site-built construction business unit decreased by $12.8 million primarily due to competitive price pressure and a decline in margins on multi-family construction projects. This decrease was partially offset by an increase in gross profit at our light gauge metal facility.
●	The gross profit of our concrete forming business unit decreased by $2.7 million due to lower unit sales and a decline in selling prices in spite of the transfer of sales from the Retail segment.
●	The above decreases were offset by an increase in the gross profit in factory-built of $3.4 million primarily due to increased unit sales, favorable cost variances resulting from fixed manufacturing costs, as well as the transfer of sales from the Retail segment.

SG&A decreased by approximately $0.8 million, or 1.0%, in the second quarter of 2024 compared to the same period of 2023. Decreases in sales incentive compensation of $1.4 million, earnout expense of $1.0 million, and $0.7 million in accrued bonus expense, which totaled $16.2 million for the quarter, were partially offset by increases in wages and benefits of $3.0 million.

Earnings from operations for the Construction reportable segment decreased in the second quarter of 2024 compared to 2023 by $9.9 million, or 16.1%, due to the factors mentioned above.

Net sales in the first six months of 2024 increased 2% compared to the same period of 2023 and consist of a unit increase of 8% and a 1% increase due to the transfer of certain sales from the Retail segment, partially offset by a 7% decrease in selling prices.  Unit changes within this segment consist of increases of 16% in factory-built, primarily due to an increase in industry production, and 10% in site-built, primarily due to market share gains resulting from capacity expansion and new products. These increases were partially offset by unit declines of 8% in commercial construction and 11% in concrete forming due to lower demand.

Gross profits decreased by $19.0 million, or 7.3%, for the first six months of 2024 compared to the same period of 2023. The decrease in our gross profit was comprised of the following:

●	The gross profit of our site-built construction business unit decreased by $16.3 million primarily due to competitive price pressure and a decline in margins on multi-family construction projects. This decrease was partially offset by an increase in gross profit at our light gauge metal facility.
●	The gross profit of our concrete forming business unit decreased by $5.4 million due to lower unit sales and a decline in selling prices in spite of the transfer of sales from the Retail segment.
●	The gross profit of our commercial construction business unit decreased by $1.4 million as a result of lower unit sales.

UFP INDUSTRIES, INC.

●	The above decreases were offset by an increase in the gross profit in factory-built of $5.7 million as a result of increased unit sales, favorable cost variances resulting from fixed manufacturing costs, as well as the transfer of sales from the Retail segment.

SG&A increased by approximately $1.0 million, or 0.7%, in the first six months of 2024 compared to the same period of 2023. Increases in wages and benefits of $4.5 million, professional fees of $2.1 million, and travel expenses of $0.5 million, were partially offset by decreases in sales incentive compensation of $2.4 million, earnout compensation of $1.0 million, and accrued bonus expense of $1.2 million. Accrued bonus expenses, which varies with the overall profitability and return on investment of the segments, totaled $30.4 million for the first six months of 2024.

Earnings from operations for the Construction reportable segment decreased in the first six months of 2024 compared to 2023 by $18.9 million, or 16.2%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 25.1% in the second quarter of 2024 compared to 23.7% in the same period of 2023 and was 21.5% in the first six months of 2024 compared to 23.7% for the same period in 2023. The increase in our effective tax rate for the second quarter was primarily due to the impact of certain compensation expense which is not deductible. The decrease in our effective tax rate for the first six months of 2024 was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash from operating activities	$239,078	$321,064
Cash used in investing activities	(119,038)	(85,310)
Cash used in financing activities	(196,468)	(97,047)
Effect of exchange rate changes on cash	(3,726)	4,579
Net change in all cash and cash equivalents	(80,154)	143,286
Cash, cash equivalents, and restricted cash, beginning of period	1,122,256	559,623
Cash, cash equivalents, and restricted cash, end of period	$1,042,102	$702,909

UFP INDUSTRIES, INC.

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 56 days from 63 days during the second quarter of 2024 and decreased to 59 days from 62 days during the first six months of 2024 compared to the prior year period.

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Days of sales outstanding	34	36	34	36
Days supply of inventory	33	38	37	38
Days of payables outstanding	(11)	(11)	(12)	(12)
Days in cash cycle	56	63	59	62

The decrease in our days supply of inventory for the quarter and first six months of 2024 is due to improvements in inventory turns in our Construction and Packaging segments. The decrease in our days of sales outstanding is primarily due to improvements in our Construction segment. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% at the end of the second quarter of 2024 and 2023.

In the first six months of 2024, our cash flows from operations were $239 million and were comprised of net earnings of $247 million, $92 million of non-cash expenses, and a $100 million decrease in working capital since the end of December 2023. Our cash flows from operations decreased by $82 million compared to the same period of last year primarily due to an increase in our investment in net working capital since year end, which was $64 million higher in 2024 compared to 2023.

Purchases of property, plant, and equipment of $107 million comprised most of our cash used in investing activities during the first six months of 2024. Net purchases of investments totaled $7.1 million. Total proceeds from the sales of property, plant, and equipment were $2.3 million. Outstanding purchase commitments on existing capital projects totaled approximately $110 million on June 29, 2024. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Site-Built, Deckorators and ProWood business units, achieve efficiencies through automation in all segments, make improvements to a number of facilities, and increase our transportation capacity (tractors, trailers). We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in financing activities primarily consisted of:

●	We repurchased 1,202,527 shares of our common stock for $137.2 million for the year at an average price of $114.09 per share. Of this amount, 154,196 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in February. The shares were purchased at an average price of $115.69 per share, totaling $17.8 million.

UFP INDUSTRIES, INC.

●	Dividends paid during the first six months of 2024 were $40.7 million ($0.33 per share).
●	Contingent consideration payments of $4.8 million.
●	Distributions to noncontrolling interests of $9.4 million.
●	Debt repayment on behalf of an investee of $6.3 million.

On June 29, 2024, we had $3.6 million outstanding on our $750 million revolving credit facility, and we had approximately $709 million in remaining availability after considering $37 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 29, 2024.

At the end of the second quarter of 2024, we had approximately $2.3 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $535 million in remaining borrowing capacity.

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

We believe effectively executing our strategies will allow us to achieve long-term goals in the future. However, demand in the markets we serve has contracted, which will impact our results and vary depending on the severity and duration of this cycle. The following factors should be considered when evaluating our future results:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels. We anticipate lumber prices will remain at lower levels until there is a substantial change in the balance of supply and demand.

UFP INDUSTRIES, INC.

●	Retail sales accounted for 41% of our net sales for the first six months of 2024. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand for our products to be down mid-single digits for the balance of 2024. We anticipate market share gains will help offset some of the impact of weaker demand.
●	Packaging sales accounted for 24% of our net sales for the first six months of 2024. When evaluating future demand, we consider a variety of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand for our products in the markets we serve to be down mid to high-single digits for the balance of 2024. We anticipate market share gains will help offset some of the impact of weaker demand.
●	Construction sales accounted for 31% of our net sales for the first six months of 2024.
-	The site-built business unit accounted for approximately 13% of our net sales for the first six months of 2024. Approximately one-third of site-built customers are multifamily builders. Independent forecasts of housing starts have recently been revised downward and generally range from a low to a mid-single digit decline. We anticipate market share gains will help offset some of the impact of weaker demand.
-	The factory-built housing business unit accounted for 12% of our net sales for the first six months of 2024. When evaluating future demand, we analyze data from production and shipments of manufactured housing. Early in the year, the National Association of Home Builders and John Burns Real Estate Consulting forecast the manufactured home shipments in 2024 to be flat to slightly up. Manufactured housing is expected to continue to benefit from broader economic trends, including demand for affordable housing options, and we expect market demand for our products that serve manufactured housing to be up mid- to high-single digits in the second half 2024. We anticipate market share gains will contribute to unit growth.
-	The commercial construction and concrete forming business units accounted for approximately 6% of our net sales for the first six months of 2024. When evaluating future demand, we analyze data from non-residential construction spending. We currently anticipate overall demand in these business units to be flat to slightly down for the balance of 2024.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On July 24, 2024, our board approved a quarterly cash dividend of $0.33 per share, which represents a 10% increase from the third quarter of 2023. This dividend is payable on September 16, 2024, to shareholders of record on September 2, 2024. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On July 24, 2024, our board authorized the repurchase of up to $200 million worth of our shares through July 31, 2025. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will opportunistically buy shares when the price trades at pre-determined levels.

UFP INDUSTRIES, INC.

●	Our targeted range for capital expenditures for 2024 is $250-$300 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants and take advantage of automation opportunities, expand our transportation capacity, and drive strategies that have strong long-term growth potential for new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended June 29, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended June 29, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
March 31 - May 4, 2024	476,924	$114.18	476,924	$82,245,706
May 5 - June 1, 2024	22,130	115.03	22,130	79,700,092
June 2 - 29, 2024	384,178	113.39	384,178	36,136,539
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

On and effective as of July 24, 2024, our board authorized the repurchase of up to $200 million worth of shares of our common stock through the period ending July 31, 2025, which supersedes and replaces prior authorizations.

Item 5. Other Information.

During the quarter ended June 29, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: August 7, 2024	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board, Chief Executive Officer and
Principal Executive Officer

Date: August 7, 2024	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer