Form 10-Q
period 2024-09-28
UFP INDUSTRIES INC
filed 2024-11-06
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

NONE
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $1 par value	UFPI	The Nasdaq Stock Market, LLC

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 28, 2024
Common stock, $1 par value	60,724,664

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	September 28,	December 30,	September 30,
	2024	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,190,807	$1,118,329	$957,092
Restricted cash	761	3,927	3,761
Investments	38,935	34,745	37,062
Accounts receivable, net	650,869	549,499	697,555
Inventories:
Raw materials	337,180	352,785	316,628
Finished goods	308,249	375,003	428,119
Total inventories	645,429	727,788	744,747
Refundable income taxes	40,883	29,327	26,484
Other current assets	45,841	38,474	38,421
TOTAL CURRENT ASSETS	2,613,525	2,502,089	2,505,122
DEFERRED INCOME TAXES	4,118	4,228	3,489
RESTRICTED INVESTMENTS	32,695	24,838	23,653
RIGHT OF USE ASSETS	124,065	103,774	106,506
OTHER ASSETS	98,759	87,438	150,351
GOODWILL	336,092	336,313	328,221
INDEFINITE-LIVED INTANGIBLE ASSETS	7,350	7,345	7,316
OTHER INTANGIBLE ASSETS, NET	158,199	175,195	140,734
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,684,177	1,559,304	1,487,801
Less accumulated depreciation and amortization	(841,095)	(782,727)	(749,109)
PROPERTY, PLANT AND EQUIPMENT, NET	843,082	776,577	738,692
TOTAL ASSETS	4,217,885	4,017,797	4,004,084
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$239,897	$203,055	$253,065
Accrued liabilities:
Compensation and benefits	216,798	232,331	244,214
Other	76,791	66,713	78,691
Current portion of lease liability	28,442	22,977	24,326
Current portion of long-term debt	44,103	42,900	1,539
TOTAL CURRENT LIABILITIES	606,031	567,976	601,835
LONG-TERM DEBT	232,043	233,534	273,308
LEASE LIABILITY	101,741	84,885	86,571
DEFERRED INCOME TAXES	44,695	45,248	50,779
OTHER LIABILITIES	34,029	35,934	36,040
TOTAL LIABILITIES	1,018,539	967,577	1,048,533
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$5,527	$20,030	$6,788
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 60,724,664, 61,621,004, and 61,812,538	60,725	61,621	61,813
Additional paid-in capital	389,814	354,702	345,399
Retained earnings	2,728,281	2,582,332	2,517,252
Accumulated other comprehensive loss	(4,386)	1,106	(5,083)
Total controlling interest shareholders’ equity	3,174,434	2,999,761	2,919,381
Noncontrolling interest	19,385	30,429	29,382
TOTAL SHAREHOLDERS’ EQUITY	3,193,819	3,030,190	2,948,763
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,217,885	$4,017,797	$4,004,084

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
NET SALES	$1,649,383	$1,827,637	$5,190,308	$5,694,031
COST OF GOODS SOLD	1,350,971	1,463,237	4,203,075	4,571,235
GROSS PROFIT	298,412	364,400	987,233	1,122,796
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	183,341	195,649	578,555	595,035
OTHER (GAINS) LOSSES, NET	(4,855)	1,419	(4,105)	5,224
EARNINGS FROM OPERATIONS	119,926	167,332	412,783	522,537
INTEREST EXPENSE	2,956	3,205	9,259	9,598
INTEREST AND INVESTMENT INCOME	(17,217)	(9,390)	(46,925)	(23,654)
EQUITY IN LOSS OF INVESTEE	77	8	1,313	1,013
INTEREST AND OTHER	(14,184)	(6,177)	(36,353)	(13,043)
EARNINGS BEFORE INCOME TAXES	134,110	173,509	449,136	535,580
INCOME TAXES	32,491	39,326	100,186	125,031
NET EARNINGS	101,619	134,183	348,950	410,549
NET (EARNINGS) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,819)	(148)	(2,429)	316
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$99,800	$134,035	$346,521	$410,865

EARNINGS PER SHARE – BASIC	$1.64	$2.14	$5.66	$6.55
EARNINGS PER SHARE – DILUTED	$1.64	$2.10	$5.65	$6.45

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	101,619	134,183	348,950	410,549
OTHER COMPREHENSIVE INCOME (LOSS)	792	(3,761)	(8,318)	6,969
COMPREHENSIVE INCOME	102,411	130,422	340,632	417,518
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,032)	820	397	(2,661)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$101,379	$131,242	$341,029	$414,857

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			120,791		622	121,413	(314)
Foreign currency translation adjustment				(1,419)	616	(803)	(333)
Unrealized loss on debt securities				6		6
Distributions to NCI					(3,331)	(3,331)
Cash dividends - $0.33 per share - quarterly			(20,411)			(20,411)
Issuance of 6,251 shares under employee stock purchase plan	6	648				654
Issuance of 369,012 shares under stock grant programs	369	5,829				6,198
Issuance of 76,927 shares under deferred compensation plans	77	(77)				—
Repurchase of 319,295 shares	(319)	(17,686)	(18,631)			(36,636)
Expense associated with share-based compensation arrangements		11,194				11,194
Accrued expense under deferred compensation plans		7,621				7,621
Balance on March 30, 2024	$61,754	$362,231	$2,664,081	$(307)	$28,336	$3,116,095	$19,383
Net earnings (loss)			125,930		652	126,582	(350)
Foreign currency translation adjustment				(5,594)	(2,220)	(7,814)	(102)
Unrealized gain on debt securities				(64)		(64)
Other		(607)				(607)
Distributions to NCI					(6,069)	(6,069)
Cash dividends - $0.33 per share - quarterly			(20,249)			(20,249)
Issuance of 8,573 shares under employee stock purchase plan	9	807				816
Issuance of 29,460 shares under stock grant programs	29	1	5			35
Issuance of 9,841 shares under deferred compensation plans	10	(10)				—
Repurchase of 883,232 shares	(883)		(99,681)			(100,564)
Expense associated with share-based compensation arrangements		7,954				7,954
Accrued expense under deferred compensation plans		1,395				1,395
Balance on June 29, 2024	$60,919	$371,771	$2,670,086	$(5,965)	$20,699	$3,117,510	$18,931
Net earnings			99,800		2,370	102,170	(551)
Foreign currency translation adjustment				1,029	(1,236)	(207)	449
Unrealized loss on debt securities				550		550
Other		(390)				(390)
Distributions to NCI					(2,448)	(2,448)
Purchase of remaining NCI of subsidiary		8,400				8,400	(13,302)
Cash dividends - $0.33 per share - quarterly			(20,061)			(20,061)
Issuance of 5,843 shares under employee stock purchase plan	6	646				652
Net forfeitures of 10,964 shares under stock grant programs	(10)	45	18			53
Issuance of 8,661 shares under deferred compensation plans	8	(8)				—
Repurchase of 197,417 shares	(198)		(21,562)			(21,760)
Expense associated with share-based compensation arrangements		8,021				8,021
Accrued expense under deferred compensation plans		1,329				1,329
Balance on September 28, 2024	$60,725	$389,814	$2,728,281	$(4,386)	$19,385	$3,193,819	$5,527

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands, except share and per share data)	Controlling Interest Shareholders’ Equity
		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			126,069		(313)	125,756	(178)
Foreign currency translation adjustment				3,850	2,195	6,045	56
Unrealized loss on debt securities				151		151
Distributions to NCI					(4,859)	(4,859)
Other						—	43
Cash dividends - $0.25 per share - quarterly			(15,642)			(15,642)
Issuance of 10,140 shares under employee stock purchase plan	10	675				685
Issuance of 824,669 shares under stock grant programs	825	14,356	6			15,187
Issuance of 93,165 shares under deferred compensation plans	93	(93)				—
Repurchase of 450,597 shares	(450)		(34,818)			(35,268)
Expense associated with share-based compensation arrangements		9,598				9,598
Accrued expense under deferred compensation plans		7,165				7,165
Balance on April 1, 2023	$62,096	$325,730	$2,293,025	$(5,074)	$29,864	$2,705,641	$6,801
Net earnings (loss)			150,761		56	150,817	(29)
Foreign currency translation adjustment				2,983	1,694	4,677
Unrealized loss on debt securities				(199)		(199)
Other		(427)				(427)
Cash dividends - $0.25 per share - quarterly			(15,507)			(15,507)
Issuance of 9,253 shares under employee stock purchase plan	9	754				763
Net forfeitures of 1,503 shares under stock grant programs	(1)	35				34
Issuance of 11,686 shares under deferred compensation plans	12	(12)				—
Repurchase of 250,000 shares	(251)		(19,965)			(20,216)
Expense associated with share-based compensation arrangements		8,201				8,201
Accrued expense under deferred compensation plans		1,213				1,213
Balance on July 1, 2023	$61,865	$335,494	$2,408,314	$(2,290)	$31,614	$2,834,997	$6,772
Net earnings			134,035		19	134,054	129
Foreign currency translation adjustment				(2,619)	(685)	(3,304)	(283)
Unrealized loss on debt securities				(174)		(174)
Other		(150)			930	780	170
Distributions to NCI					(2,496)	(2,496)
Cash dividends - $0.30 per share - quarterly			(18,574)			(18,574)
Issuance of 7,341 shares under employee stock purchase plans	7	632				639
Net forfeitures of 3,368 shares under stock grant programs	(3)	36	3			36
Issuance of 9,774 shares under deferred compensation plans	10	(10)				—
Repurchase of 66,215 shares	(66)		(6,526)			(6,592)
Expense associated with share-based compensation arrangements		8,156				8,156
Accrued expense under deferred compensation plans		1,241				1,241
Balance on September 30, 2023	$61,813	$345,399	$2,517,252	$(5,083)	$29,382	$2,948,763	$6,788

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 28,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$348,950	$410,549
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	92,130	80,432
Amortization of intangibles	17,621	15,325
Expense associated with share-based and grant compensation arrangements	27,345	26,068
Deferred income taxes	(674)	113
Unrealized (gain) loss on investments and other	(3,201)	362
Equity in loss of investee	1,313	1,013
Net loss (gain) on sale, disposition and impairment of assets	1,538	(465)
Gain from reduction of estimated earnout liability	(1,855)	—
Changes in:
Accounts receivable	(102,355)	(82,883)
Inventories	81,238	230,559
Accounts payable and cash overdraft	37,391	49,093
Accrued liabilities and other	(1,779)	(18,363)
NET CASH FROM OPERATING ACTIVITIES	497,662	711,803
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(165,493)	(130,947)
Proceeds from sale of property, plant and equipment	3,795	2,211
Acquisitions, net of cash received and purchase of equity method investment	—	(52,488)
Purchases of investments	(34,284)	(26,333)
Proceeds from sale of investments	13,782	22,101
Other	4,712	(2,092)
NET CASH USED IN INVESTING ACTIVITIES	(177,488)	(187,548)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	20,130	18,915
Repayments under revolving credit facilities	(20,477)	(21,929)
Repayments of debt	—	(29)
Repayment of debt on behalf of investee	(6,303)	—
Contingent consideration payments and other	(4,779)	(6,179)
Proceeds from issuance of common stock	2,122	2,087
Dividends paid to shareholders	(60,721)	(49,723)
Distributions to noncontrolling interest	(11,848)	(7,355)
Purchase of remaining noncontrolling interest of subsidiary	(4,902)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(17,838)	—
Repurchase of common stock	(141,122)	(62,076)
Other	55	65
NET CASH USED IN FINANCING ACTIVITIES	(245,683)	(126,224)
Effect of exchange rate changes on cash	(5,179)	3,199
NET CHANGE IN CASH AND CASH EQUIVALENTS	69,312	401,230
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,122,256	559,623
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,191,568	$960,853
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,118,329	$559,397
Restricted cash, beginning of period	3,927	226
Cash, cash equivalents, and restricted cash, beginning of period	$1,122,256	$559,623
Cash and cash equivalents, end of period	$1,190,807	$957,092
Restricted cash, end of period	761	3,761
Cash, cash equivalents, and restricted cash, end of period	$1,191,568	$960,853
SUPPLEMENTAL INFORMATION:
Interest paid	$9,241	$9,492
Income taxes paid	112,271	118,403
NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable	$1,559	$3,427
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$10,853	$9,937

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of September 28, 2024, the carrying value of our investment in Dempsey is $57.7 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 30, 2023 balances in the accompanying unaudited condensed consolidated balance sheets.

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

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	September 28, 2024				December 30, 2023
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$398,475	$16,048	$—	$414,523	$492,800	$6,133	$—	$498,933
Fixed income funds	5,324	26,034	—	31,358	5,112	18,976	—	24,088
Treasury securities	344	—	—	344	344	—	—	344
Equity securities	16,893	—	22,000	38,893	16,411	—	10,500	26,911
Alternative investments	—	—	4,033	4,033	—	—	4,052	4,052
Mutual funds:
Domestic stock funds	16,860	—	—	16,860	13,330	—	—	13,330
International stock funds	704	—	—	704	509	—	—	509
Target funds	10	—	—	10	9	—	—	9
Bond funds	6	—	—	6	5	—	—	5
Alternative funds	482	—	—	482	474	—	—	474
Total mutual funds	18,062	—	—	18,062	14,327	—	—	14,327
Total	$439,098	$42,082	$26,033	$507,213	$528,994	$25,109	$14,552	$568,655

From the assets measured at fair value as of September 28, 2024, listed in the table above, $413.6 million of money market funds are held in Cash and Cash Equivalents, $38.9 million of mutual funds, equity securities, and alternative investments are held in Investments, $22.0 million of equity securities are held in Other Assets, $0.1 million of money market and mutual funds are held in Other Assets for our deferred compensation plan, and $31.7 million of fixed income funds and $0.9 million of money market funds are held in Restricted Investments. As of December 30, 2023, $498.5 million of money market funds were held in Cash and Cash Equivalents, $34.8 million of mutual funds, equity securities, and alternative investments were held in Investments, $10.5 million of equity securities were held in Other Assets, $0.1 million of money market and mutual funds were held in Other Assets for our deferred compensation plan, and $24.4 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

UFP INDUSTRIES, INC.

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

We have $22.0 million of investments through our Innov8 Fund, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.”

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $70.6 million and $59.2 million as of September 28, 2024 and December 30, 2023, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 28, 2024			December 30, 2023
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$32,069	$(711)	$31,358	$25,514	$(1,426)	$24,088
Treasury securities	344	—	344	344	—	344
Equity	12,914	3,979	16,893	13,523	2,888	16,411
Mutual funds	14,676	3,333	18,009	12,348	1,934	14,282
Alternative investments	3,293	740	4,033	3,211	841	4,052
Total	$63,296	$7,341	$70,637	$54,940	$4,237	$59,177

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $7.3 million and $4.2 million as of September 28, 2024 and December 30, 2023, respectively. Carrying amounts above are recorded in the Investments and Restricted Investments line items within the balance sheet as of September 28, 2024 and December 30, 2023.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
	2024	2023	% Change	2024	2023	% Change
Point in Time Revenue	$1,607,411	$1,797,215	(10.6)%	$5,069,509	$5,587,990	(9.3)%
Over Time Revenue	41,972	30,422	38.0%	120,799	106,041	13.9%
Total Net Sales	1,649,383	1,827,637	(9.8)%	$5,190,308	$5,694,031	(8.8)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 28,	December 30,	September 30,
	2024	2023	2023
Cost and Earnings in Excess of Billings	$8,097	$3,572	$1,614
Billings in Excess of Cost and Earnings	8,692	9,487	10,318

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Numerator:
Net earnings attributable to controlling interest	$99,800	$134,035	$346,521	$410,865
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(3,825)	(6,754)	(13,489)	(19,863)
Net earnings for calculating EPS	$95,975	$127,281	$333,032	$391,002
Denominator:
Weighted average shares outstanding	61,023	62,693	61,540	62,736
Adjustment for non-vested restricted common stock equivalents	(2,610)	(3,159)	(2,669)	(3,033)
Shares for calculating basic EPS	58,413	59,534	58,871	59,703
Effect of dilutive restricted common stock equivalents	134	1,087	109	958
Shares for calculating diluted EPS	58,547	60,621	58,980	60,661
Net earnings per share:
Basic	$1.64	$2.14	$5.66	$6.55
Diluted	$1.64	$2.10	$5.65	$6.45

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on September 28, 2024, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 28, 2024, we had outstanding purchase commitments on commenced capital projects of approximately $163.2 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 28, 2024, we had approximately $14.2 million in outstanding payment and performance bonds for open projects. We had approximately $12.4 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 28, 2024, we had outstanding letters of credit totaling $39.7 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of September 28, 2024, we have irrevocable letters of credit outstanding totaling approximately $36.4 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2024 which would require us to recognize a liability on our balance sheet.

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

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of net sales to external customers initiated by UFP Purchasing and UFP Transportation and over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in the Corporate column. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., UFP Purchasing, Inc., and UFP RMS, LLC. The tables below are presented in thousands:

	Three Months Ended September 28, 2024
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$635,571	$401,626	$534,625	$75,802	$1,759	$1,649,383
Intersegment net sales	60,393	23,791	18,293	67,906	(170,383)	—
Earnings from operations	41,812	21,865	42,400	2,547	11,302	119,926

UFP INDUSTRIES, INC.

	Three Months Ended September 30, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$730,353	$449,885	$583,960	$62,454	$985	$1,827,637
Intersegment net sales	102,190	16,910	24,194	58,903	(202,197)	—
Earnings from operations	46,674	41,429	69,560	5,343	4,326	167,332

Note: As of December 31, 2023, our Pinelli Universal entity was transferred to our Retail segment from our International segment (grouped in All Other) due to changes in our management structure. Prior year figures have been updated to reflect the change for comparability purposes in every applicable table in this filing.

	Nine Months Ended September 28, 2024
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,073,403	$1,261,248	$1,627,068	$224,219	$4,370	$5,190,308
Intersegment net sales	189,841	70,992	57,125	219,218	(537,176)	—
Earnings from operations	147,575	82,627	139,753	13,916	28,912	412,783

	Nine Months Ended September 30, 2023
	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales to outside customers	$2,430,277	$1,424,546	$1,650,017	$185,841	$3,350	$5,694,031
Intersegment net sales	524,033	57,936	73,584	211,870	(867,423)	—
Earnings from operations	147,143	153,025	185,767	16,961	19,641	522,537

The following table presents goodwill by segment as of September 28, 2024, and December 30, 2023 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 30, 2023	$84,204	$141,042	$87,805	$23,262	$—	$336,313
Foreign Exchange, Net	(75)	—	(86)	(60)	—	(221)
Balance as of September 28, 2024	$84,129	$141,042	$87,719	$23,202	$—	$336,092

The following table presents total assets by segment as of September 28, 2024, and December 30, 2023 (in thousands).

	Total Assets by Segment
	September 28,	December 30,
Segment Classification	2024	2023	% Change
Retail	$843,299	$828,798	1.7%
Packaging	786,988	798,623	(1.5)
Construction	660,815	621,762	6.3
All Other	341,860	316,481	8.0
Corporate	1,584,923	1,452,133	9.1
Total Assets	$4,217,885	$4,017,797	5.0%

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales (in thousands) by business unit for each segment for the three and nine months ended September 28, 2024, and September 30, 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Retail
Deckorators	$76,572	$79,508	$250,413	$260,627
ProWood	518,361	610,275	1,712,597	2,055,562
UFP Edge	38,277	40,246	103,570	113,014
Other	2,361	324	6,823	1,074
Total Retail	$635,571	$730,353	$2,073,403	$2,430,277

Packaging
Structural Packaging	$256,959	$299,098	$811,211	$957,857
PalletOne	126,007	129,302	395,408	403,809
Protective Packaging	18,660	21,485	54,629	62,880
Total Packaging	$401,626	$449,885	$1,261,248	$1,424,546

Construction
Factory Built	$201,831	$197,231	$618,907	$544,868
Site Built	219,626	264,734	679,732	734,297
Commercial	69,528	73,302	197,259	211,967
Concrete Forming	43,640	48,693	131,170	158,885
Total Construction	$534,625	$583,960	$1,627,068	$1,650,017

All Other	$75,802	$62,454	$224,219	$185,841

Corporate	$1,759	$985	$4,370	$3,350

Total Net Sales	$1,649,383	$1,827,637	$5,190,308	$5,694,031

G.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 24.2% in the third quarter of 2024 compared to 22.7% in the same period of 2023 and was 22.3% in the first nine months of 2024 compared to 23.3% for the same period in 2023. The increase in our effective tax rate for the third quarter was primarily due to a decrease in the benefit we recognized for an R&D tax credit in the quarter. The decrease in our effective tax rate for the first nine months of 2024 was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference.

UFP INDUSTRIES, INC.

H.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2024 and 2023 (in thousands, except average share price):

	September 28, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	21	$120.78

Shares issued under the employee stock gift program	1	118.48
Shares issued under the director compensation plan	2	118.24
Shares issued under the LTSIP	352	113.49
Shares issued under the executive stock match plan	64	111.35
Forfeitures	(31)
Total shares issued under stock grant programs	388	$113.17

Shares issued under the deferred compensation plans	95	$113.73

During the first nine months of 2024, we repurchased 1,399,944 shares of our common stock at an average share price of $113.55.

	September 30, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	26	$91.85

Shares issued under the employee stock gift program	1	91.31
Shares issued under the director retainer stock program	2	91.87
Shares issued under the LTSIP	756	86.14
Shares issued under the executive stock grants plan	75	85.89
Forfeitures	(13)
Total shares issued under stock grant programs	821	$86.14

Shares issued under the deferred compensation plans	115	$86.69

During the first nine months of 2023, we repurchased approximately 766,812 shares of our common stock at an average share price of $80.95.

I.       INVENTORIES

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustments to inventory were not significant as of September 28, 2024 and September 30, 2023.

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

OVERVIEW

Our results for the third quarter of 2024 include the following highlights:

●	Our net sales decreased 10% compared to the third quarter of 2023, which was comprised of a 7% decrease in selling prices and a 3% decrease in unit sales. The overall decrease in our selling prices is primarily due to lower lumber prices and a more competitive pricing environment in certain of our business units. Unit sales declines consisted of 6% in our retail segment, 3% in our packaging segment, and a 1% decrease in our construction segment.
●	Our gross profits decreased by $66 million, or 18.1%, compared to the same period of the prior year. By segment, gross profits decreased by $33 million in Construction, $23 million in Packaging, and $12 million in Retail. The overall decrease in our gross profits is primarily due to the decline in unit sales and unfavorable cost variances resulting from fixed manufacturing costs, and more competitive pricing in certain business units.

UFP INDUSTRIES, INC.

●	Our operating profits decreased $47 million, or 28.3%, compared to the third quarter of 2023. The overall decrease is a result of the decline in gross profits mentioned above offset by a decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarily due to our incentive compensation plans which are tied to profitability and return on investment. Our decremental operating margin was 26.6%, which is calculated by dividing the decrease in our earnings from operations by the decrease in our net sales. In other words, for every dollar decrease in sales from the third quarter of 2023 to the third quarter of 2024, our operating profits decreased 26.6 cents. The decremental operating margin is intended to provide investors additional visibility into expected operating profits during periods of declining sales and pricing. In a declining business cycle, the Company’s management uses this metric to evaluate a change in its profitability resulting from a reduction in sales volume while considering the impact of product pricing changes, changes in product sales mix, its ratio of variable and fixed costs, and anticipated cost saving measures, among other factors. Our decremental operating margin was higher this quarter than we’ve experienced in other recent down cycles primarily due to more competitive pricing and a cautious approach to reducing our cost structure and capacity as a result of uncertainty about the timing of a rebound in demand.
●	Our cash flows from operations was $498 million in the first nine months of 2024 compared to $712 million during the first nine months of 2023. The $214 million decline resulted from a decrease in net earnings and non-cash expenses of $50 million and a decline in net working capital since year end that was $164 million lower in the first nine months of 2024 than it was in 2023. In the first nine months of 2023, net working capital declined more significantly as demand normalized from the peak of the pandemic period.
●	Our Cash and cash equivalents at the end of September 2024 was $1.2 billion compared to $957 million at the end of September 2023. Our unused borrowing capacity under revolving credit facilities and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.4 billion at the end of the third quarter of 2024.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2024	2023
January	$398	$386
February	389	437
March	416	411
April	403	420
May	377	400
June	382	398
July	363	455
August	386	430
September	398	430

Third quarter average	$382	$438
Year-to-date average	$390	$419

Third quarter percentage change	(12.8)%
Year-to-date percentage change	(6.9)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2024	2023
January	$380	$406
February	371	452
March	394	464
April	371	474
May	353	437
June	355	427
July	333	442
August	345	417
September	337	424

Third quarter average	$338	$428
Year-to-date average	$360	$438

Third quarter percentage change	(21.0)%
Year-to-date percentage change	(17.8)%

Lower overall lumber prices in 2024 compared to 2023 is primarily due to increased supply of SYP lumber in the U.S. while end market demand has remained soft. A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 38.6% and 38.9% of our sales in the first nine months of 2024 and 2023, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 22% of our total net sales in the first nine months of 2024. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 18% of our total purchases for the first nine months of 2024 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.9	80.1	81.0	80.3
Gross profit	18.1	19.9	19.0	19.7
Selling, general, and administrative expenses	11.1	10.7	11.1	10.5
Other losses (gains), net	(0.3)	0.1	(0.1)	0.1
Earnings from operations	7.3	9.2	8.0	9.2
Other (income) expense, net	(0.9)	(0.3)	(0.7)	(0.2)
Earnings before income taxes	8.1	9.5	8.7	9.4
Income taxes	2.0	2.2	1.9	2.2
Net earnings	6.2	7.3	6.7	7.2
Less net earnings attributable to noncontrolling interest	(0.1)	—	—	—
Net earnings attributable to controlling interest	6.1%	7.3%	6.7%	7.2%

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

	Percentage Change
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Units sold	(3.0)%	(9.0)%	(2.0)%	(8.0)%
Gross profit	(18.1)	(19.1)	(12.1)	(21.6)
Selling, general, and administrative expenses	(6.3)	(8.7)	(2.8)	(8.3)
Earnings from operations	(28.3)	(29.4)	(21.0)	(33.1)

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

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Gross profit	$298,412	$364,400	$987,233	$1,122,796
Selling, general, and administrative expenses	$183,341	$195,649	$578,555	$595,035
SG&A as percentage of gross profit	61.4%	53.7%	58.6%	53.0%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$635,571	$401,626	$534,625	$75,802	$1,759	$1,649,383
Cost of goods sold	542,516	330,381	422,967	61,350	(6,243)	1,350,971
Gross profit	93,055	71,245	111,658	14,452	8,002	298,412
Selling, general, administrative expenses	54,113	49,352	69,046	13,696	(2,866)	183,341
Other	(2,870)	28	212	(1,791)	(434)	(4,855)
Earnings from operations	$41,812	$21,865	$42,400	$2,547	$11,302	$119,926

	Three Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$730,353	$449,885	$583,960	$62,454	$985	$1,827,637
Cost of goods sold	625,730	355,924	439,152	43,084	(653)	1,463,237
Gross profit	104,623	93,961	144,808	19,370	1,638	364,400
Selling, general, administrative expenses	57,019	52,524	75,293	13,919	(3,106)	195,649
Other	930	8	(45)	108	418	1,419
Earnings from operations	$46,674	$41,429	$69,560	$5,343	$4,326	$167,332

UFP INDUSTRIES, INC.

	Nine Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,073,403	$1,261,248	$1,627,068	$224,219	$4,370	$5,190,308
Cost of goods sold	1,752,464	1,020,877	1,275,520	171,916	(17,702)	4,203,075
Gross profit	320,939	240,371	351,548	52,303	22,072	987,233
Selling, general, administrative expenses	175,014	156,289	211,503	41,663	(5,914)	578,555
Other	(1,650)	1,455	292	(3,276)	(926)	(4,105)
Earnings from operations	$147,575	$82,627	$139,753	$13,916	$28,912	$412,783

	Nine Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,430,277	$1,424,546	$1,650,017	$185,841	$3,350	$5,694,031
Cost of goods sold	2,107,528	1,091,452	1,246,346	127,446	(1,537)	4,571,235
Gross profit	322,749	333,094	403,671	58,395	4,887	1,122,796
Selling, general, administrative expenses	172,631	180,153	216,714	39,982	(14,445)	595,035
Other	2,975	(84)	1,190	1,452	(309)	5,224
Earnings from operations	$147,143	$153,025	$185,767	$16,961	$19,641	$522,537

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.4	82.3	79.1	80.9	—	81.9
Gross profit	14.6	17.7	20.9	19.1	—	18.1
Selling, general, administrative expenses	8.5	12.3	12.9	18.1	—	11.1
Other	(0.5)	—	—	(2.4)	—	(0.3)
Earnings from operations	6.6%	5.4%	7.9%	3.4%	—	7.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.7	79.1	75.2	69.0	—	80.1
Gross profit	14.3	20.9	24.8	31.0	—	19.9
Selling, general, administrative expenses	7.8	11.7	12.9	22.3	—	10.7
Other	—	—	—	0.2	—	0.1
Earnings from operations	6.4%	9.2%	11.9%	8.6%	—	9.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Nine Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.5	80.9	78.4	76.7	—	81.0
Gross profit	15.5	19.1	21.6	23.3	—	19.0
Selling, general, administrative expenses	8.4	12.4	13.0	18.6	—	11.1
Other	(0.1)	0.1	—	(1.5)	—	(0.1)
Earnings from operations	7.1%	6.6%	8.6%	6.2%	—	8.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.7	76.6	75.5	68.6	—	80.3
Gross profit	13.3	23.4	24.5	31.4	—	19.7
Selling, general, administrative expenses	7.1	12.6	13.1	21.5	—	10.5
Other	—	—	0.1	0.8	—	0.1
Earnings from operations	6.1%	10.7%	11.3%	9.1%	—	9.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	Third quarter 2024 versus Third quarter 2023
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(13.0)%	(7.0)%	(6.0)%	—%	(6.0)%
Packaging	(10.7)%	(7.7)%	(3.0)%	—%	(3.0)%
Construction	(8.4)%	(7.4)%	(1.0)%	—%	(1.0)%
All Other	21.4%	1.4%	20.0%	7.0%	13.0%
Corporate	78.6%	(0.0)%	78.6%	—%	78.6%
Total Sales	(9.8)%	(6.8)%	(3.0)%	—%	(3.0)%

UFP INDUSTRIES, INC.

	% Change
	Year-to-date 2024 versus Year-to-date 2023
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(14.7)%	(6.7)%	(8.0)%	—%	(8.0)%
Packaging	(11.5)%	(8.5)%	(3.0)%	—%	(3.0)%
Construction	(1.4)%	(7.4)%	6.0%	—%	6.0%
All Other	20.7%	(6.3)%	27.0%	8.0%	19.0%
Corporate	30.4%	0.0%	30.4%	—%	30.4%
Total Sales	(8.8)%	(6.8)%	(2.0)%	—%	(2.0)%
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 81% of our sales consist of products we manufacture at our locations, while 19% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended September 28, 2024		Three Months Ended September 30, 2023
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	53.5%	46.5%	51.4%	48.6%
Packaging	76.1%	23.9%	76.4%	23.6%
Construction	82.8%	17.2%	82.8%	17.2%
All Other	73.6%	26.4%	81.6%	18.4%
Corporate	49.3%	50.7%	31.5%	68.5%
Total Sales	69.3%	30.7%	68.4%	31.6%

	Nine Months Ended September 28, 2024		Nine Months Ended September 30, 2023
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	53.2%	46.8%	51.3%	48.7%
Packaging	75.7%	24.3%	77.0%	23.0%
Construction	81.9%	18.1%	83.3%	16.7%
All Other	75.9%	24.1%	77.2%	22.8%
Corporate	55.9%	44.1%	26.6%	73.4%
Total Sales	68.5%	31.5%	67.6%	32.4%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products were flat in the third quarter and up 1% in the first nine months of 2024 compared to the same periods last year. Our overall unit sales of commodity-based products decreased approximately 2% in the third quarter and approximately 4% in the first nine months of 2024 compared to the same periods last year.

UFP INDUSTRIES, INC.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the third quarter and first nine months of 2024 decreased 15% and 11% respectively, primarily due to a decline in unit sales in our structural packaging business unit. Approximately $140.5 million of new product sales for the first nine months of 2023, while still sold, were sunset in 2024 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $510 million in 2024. For the first nine months of 2024, new product sales totaled $388 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	September 28,	% of Segment	September 30,	% of Segment	% Change
	2024	Net Sales	2023	Net Sales	in Sales
Retail	$52,398	8.2%	51,215	7.0%	2.3%
Packaging	46,673	11.6%	70,609	15.7%	(33.9)%
Construction	18,653	3.5%	16,957	2.9%	10.0%
All Other and Corporate	945	1.2%	97	0.2%	874.2%
Total New Product Sales	118,669	7.2%	138,878	7.6%	(14.6)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

	New Product Sales by Segment
	Nine Months Ended
	September 28,	% of Segment	September 30,	% of Segment	% Change
	2024	Net Sales	2023	Net Sales	in Sales
Retail	$175,787	8.5%	$170,484	7.0%	3.1%
Packaging	146,702	11.6%	212,116	14.9%	(30.8)%
Construction	63,262	3.9%	52,628	3.2%	20.2%
All Other and Corporate	2,624	1.1%	322	0.2%	714.9%
Total New Product Sales	388,375	7.5%	435,550	7.6%	(10.8)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the third quarter of 2024 decreased by 13% compared to the same period of 2023 due to a 7% decline in selling prices, a 2% decrease due to the transfer of certain sales to the Construction and Packaging segments, and a 4% decline in units. Unit changes within this segment consisted of decreases of 3% in Deckorators, 4% in UFP Edge, and 5% in ProWood. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Additionally, our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 3%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 8%. Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking (sold under our new Surestone tradename) and railing systems increased 4%.

UFP INDUSTRIES, INC.

Gross profits decreased by $11.6 million, or 11.1% to $93.1 million for the third quarter of 2024 compared to the same period last year. The decrease in gross profit was attributable to the following:

●	The gross profit of our ProWood business unit decreased by $6.7 million, primarily due to a sequential decline in lumber prices during the quarter which adversely impacted the selling prices of our variable priced products, a decline in unit sales, and fixed manufacturing costs. The products sold by this business unit consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped.
●	The gross profit of our Deckorators business unit decreased by $2.9 million due to a decline in unit sales and fixed manufacturing costs.
●	The gross profit of our UFP Edge business unit decreased by $1.0 million, due to a decline in unit sales and fixed manufacturing costs.

SG&A decreased by approximately $2.9 million, or 5.1%, in the third quarter of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $1.1 million from the third quarter of 2023 and totaled approximately $12.0 million for the quarter. Sales incentive compensation decreased by $1.2 million compared to last year and was partially offset by an increase in medical benefits.

Earnings from operations for the Retail reportable segment decreased in the third quarter of 2024 compared to 2023 by $4.9 million, or 10.4%, as a result of the factors mentioned above.

Net sales in the first nine months of 2024 decreased by 15% compared to the same period of 2023, due to a 7% decrease in selling prices, a 2% decrease due to the transfer of certain sales to the Construction and Packaging segments, and a 6% decline in units. Unit changes within this segment consisted of decreases of 2% in Deckorators, 9% in UFP Edge, and 9% in ProWood. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped.  Additionally, unit sales to big box customers decreased approximately 5%, while unit sales to independent retailers decreased approximately 7%. Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking and railing systems increased 6%.

Gross profits decreased by $1.8 million, or 0.6% to $320.9 million for the first nine months of 2024 compared to the same period last year. Our decrease in gross profit was attributable to the following:

●	The gross profits of our ProWood business unit increased $1.5 million in spite of a decline in unit sales and a sequential decline in lumber prices during the year. The products sold by this unit consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped. The adverse impact of the decline in lumber prices and lower unit sales was more than offset by favorable results from improvements in inventory management, SKU rationalization, and other operating improvements including the integration of recently acquired businesses.
●	Despite lower unit sales, the gross profit of our Deckorators business unit remained flat compared to last year primarily due to various operating improvements.
●	The gross profit of our UFP Edge business unit increased by $0.8 million in spite of lower unit sales primarily due to operating improvements.

SG&A increased by approximately $2.4 million, or 1.4%, in the first nine months of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, increased approximately $4.7 million and totaled approximately $44.7 million for the first nine months of 2024. The increase was partially offset by a decrease in sales incentive compensation of $1.8 million and several modest decreases in other SG&A accounts.

UFP INDUSTRIES, INC.

Earnings from operations for the Retail reportable segment were flat in the first nine months of 2024 compared to 2023 as a result of the factors mentioned above and an increase in foreign exchange gains compared to the same period of 2023.

Packaging Segment

Net sales in the third quarter of 2024 decreased 11% compared to the same period of 2023, due to an 8% decrease in selling prices and a 5% decrease in unit sales, partially offset by a 2% increase due to the transfer of sales from the Retail segment. Unit changes consist of a decrease of 10% in structural packaging, primarily due to a decline in demand, partially offset by unit growth of 2% in PalletOne and 4% in Protective Packaging due to market share gains. The decline in prices is due to competitive price pressure as well as lower lumber costs.

Gross profits decreased by $22.7 million, or 24.2%, for the third quarter of 2024 compared to the same period last year. The decrease in gross profit was attributable to the following:

●	The gross profit of our structural packaging business unit decreased by a total of $18.2 million, in spite of the transfer of certain sales from the Retail segment. The decline in gross profit is attributable to competitive price pressure due to lower demand as well as lower unit sales and resulting unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our PalletOne business unit decreased by $4.5 million primarily due to competitive price pressure which more than offset the favorable impact from unit sales growth.
●	The gross profit of our protective packaging business unit was flat compared to last year.

SG&A decreased by approximately $3.2 million, or 6.1%, in the third quarter of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $4.9 million relative to the third quarter of 2023, and totaled $8.5 million for the quarter. Sales incentives also decreased this quarter. These decreases were partially offset by increases in wages, benefits, and professional fees.

Earnings from operations for the Packaging reportable segment decreased in the third quarter of 2024 compared to 2023 by $19.6 million, or 47.2%, due to the factors discussed above.

Net sales in the first nine months of 2024 decreased 11% compared to the same period of 2023, due to an 8% decrease in selling prices and a 6% decrease in unit sales, partially offset by a 3% increase due to the transfer of sales from the Retail segment. Unit changes consist of decreases of 11% in structural packaging and 7% in protective packaging, primarily due to a decline in demand. These declines were partially offset by 7% unit growth in PalletOne due to market share gains. The decline in prices is due to competitive price pressure as well as lower lumber costs.

Gross profits decreased by $92.7 million, or 27.8%, for the first nine months of 2024 compared to the same period last year. The decrease in gross profits was attributable to the following.

●	The gross profit of our structural packaging business unit decreased by a total of $68.7 million, in spite of the transfer of certain sales from the Retail segment. The decline in gross profit is attributable to competitive price pressure due to lower demand as well as lower unit sales and resulting unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our PalletOne business unit decreased by $21.5 million primarily due to competitive price pressure which more than offset the favorable impact from unit sales growth.
●	The gross profit of our protective packaging business unit decreased by $2.5 million due to a decline in unit sales and fixed manufacturing costs.

UFP INDUSTRIES, INC.

SG&A decreased by approximately $23.9 million, or 13.2%, in the first nine months of 2024 compared to the same period of 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $15.4 million, and totaled $29.8 million for the first nine months of 2024. Additionally, our sales incentive compensation decreased by $8.6 million.

Earnings from operations for the Packaging reportable segment decreased in the first nine months of 2024 compared to 2023 by $70.4 million, or 46.0%, due to the factors discussed above.

Construction Segment

Net sales in the third quarter of 2024 decreased 8% compared to the same period of 2023 and consists of a unit decrease of 1% and a 7% decrease in selling prices. We experienced unit declines of 6% in commercial construction, 7% in concrete forming, and 8% in site built, primarily due to softer demand. These declines were substantially offset by an 11% increase in factory-built, primarily due to an increase in industry production. As of September 28, 2024 and September 30, 2023, we estimate that our backlog of orders in our site-built construction business unit were $80 million and $91 million, respectively. The decline in pricing was primarily due to competitive price pressure.

Gross profits decreased by $33.1 million, or 22.9%, in the third quarter of 2024 compared to the same period of 2023. The decrease in our gross profit was comprised of the following:

●	The gross profit of our site-built construction business unit decreased by $29.0 million, primarily due to a decline in unit sales, unfavorable cost variances due to fixed manufacturing costs and competitive price pressure.
●	The gross profit of our concrete forming business unit decreased by $0.8 million due to lower unit sales.
●	The gross profit of our commercial construction business unit decreased by $2.0 million as a result of lower unit sales.
●	The gross profit of our factory-built business unit decreased by $1.3 million in spite of higher unit sales primarily due to unfavorable changes in product mix.

SG&A decreased by approximately $6.2 million, or 8.3%, in the third quarter of 2024 compared to the same period of 2023. Accrued bonus expense declined by $6.0 million and totaled $13.6 million for the quarter. In addition, declines in sales and certain other incentives were offset by increases in wages and benefit costs.

Earnings from operations for the Construction reportable segment decreased in the third quarter of 2024 compared to 2023 by $27.2 million, or 39.0%, due to the factors mentioned above.

Net sales in the first nine months of 2024 decreased 1% compared to the same period of 2023, consisting of a 7% decrease in selling prices partially offset by a 5% unit increase and a 1% increase due to the transfer of certain sales from the Retail segment.  The unit increase was comprised of increases of 14% in factory-built, primarily due to an increase in industry production, and 4% in site-built, primarily due to market share gains resulting from capacity expansion and new products. These increases were partially offset by decreases of 7% in commercial construction and 10% in concrete forming due to lower demand.

Gross profits decreased by $52.1 million, or 12.9%, for the first nine months of 2024 compared to the same period of 2023. The decrease in our gross profit was comprised of the following:

●	The gross profit of our site-built construction business unit decreased by $46.9 million, primarily due to reduced margins on multi-family construction projects, which were impacted by lower lumber pricing this year, and more competitive price pressure.

UFP INDUSTRIES, INC.

●	The gross profit of our concrete forming business unit decreased by $6.2 million in spite of the transfer of sales from the Retail segment due to lower unit sales and a more competitive pricing.
●	The gross profit of our commercial construction business unit decreased by $3.4 million as a result of lower unit sales.
●	The above decreases were offset by an increase in the gross profit in factory-built of $4.4 million as a result of increased unit sales and favorable cost variances resulting from fixed manufacturing costs, as well as the transfer of sales from the Retail segment.

SG&A decreased by approximately $5.2 million, or 2.4%, in the first nine months of 2024 compared to the same period of 2023. Accrued bonus expenses, which varies with the overall profitability and return on investment of the segments, decreased by $7.2 million and totaled $43.9 million for the first nine months of 2024. In addition, sales and other incentives decreased by $6.4 million. These decreases were partially offset by increases in wages and benefits of $7.4 million and professional fees of $2.0 million.

Earnings from operations for the Construction reportable segment decreased in the first nine months of 2024 compared to 2023 by $46.0 million, or 24.8%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 24.2% in the third quarter of 2024 compared to 22.7% in the same period of 2023 and was 22.3% in the first nine months of 2024 compared to 23.3% for the same period in 2023. The increase in our effective tax rate for the third quarter was primarily due to a decrease in the benefit we recognized for an R&D tax credit in the quarter. The decrease in our effective tax rate for the first nine months of 2024 was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

UFP INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Cash from operating activities	$497,662	$711,803
Cash used in investing activities	(177,488)	(187,548)
Cash used in financing activities	(245,683)	(126,224)
Effect of exchange rate changes on cash	(5,179)	3,199
Net change in all cash and cash equivalents	69,312	401,230
Cash, cash equivalents, and restricted cash, beginning of period	1,122,256	559,623
Cash, cash equivalents, and restricted cash, end of period	$1,191,568	$960,853

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 59 days from 62 days during the third quarter of 2024 and decreased to 59 days from 65 days during the first nine months of 2024 compared to the prior year period.

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Days of sales outstanding	36	37	35	36
Days supply of inventory	36	38	36	41
Days of payables outstanding	(13)	(13)	(12)	(12)
Days in cash cycle	59	62	59	65

The decrease in our days supply of inventory for the quarter and first nine months of 2024 is due to improvements in inventory turns in our Construction and Packaging segments. The decrease in our days of sales outstanding is primarily due to improvements in our Construction segment. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 93% and 94% at the end of the third quarter of 2024 and 2023, respectively.

In the first nine months of 2024, our cash flows from operations were $498 million and were comprised of net earnings of $349 million, $134 million of non-cash expenses, and a $14 million increase in working capital since the end of December 2023. Our cash flows from operations decreased by $214 million compared to the same period of last year primarily due to the decrease in our investment in net working capital since year end, which was $164 million lower in 2024 compared to 2023. In 2023 our net working capital declined significantly as a result of demand normalizing from the peak of the pandemic period.

UFP INDUSTRIES, INC.

Purchases of property, plant, and equipment of $165 million comprised most of our cash used in investing activities during the first nine months of 2024. Net purchases of investments totaled $34.3 million while total proceeds from the sale of investments totaled $13.8 million. Outstanding purchase commitments on existing capital projects totaled approximately $163 million on September 28, 2024. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Site-Built, Deckorators and ProWood business units, achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in financing activities during the first nine months of 2024 primarily consisted of the following:

●	We repurchased 1,399,944 shares of our common stock for $159.0 million for the year at an average price of $113.55 per share. Of this amount, 154,196 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in February. The shares were purchased at an average price of $115.69 per share, totaling $17.8 million.
●	Dividends paid during the first nine months of 2024 were $60.7 million ($0.33 per share).
●	Contingent consideration payments of $4.8 million.
●	Distributions to noncontrolling interests of $11.8 million.
●	Purchase of remaining noncontrolling interest of subsidiary of $4.9 million.
●	Debt repayment on behalf of an investee of $6.3 million.

On September 28, 2024, we had $2.0 million outstanding on our $750 million revolving credit facility, and we had approximately $711 million in remaining availability after considering $37 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 28, 2024.

At the end of the third quarter of 2024, we had approximately $2.4 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $535 million in remaining borrowing capacity.

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

We believe effectively executing our strategies will allow us to achieve long-term goals in the future. However, demand in the markets we serve has contracted, which will impact our results and vary depending on the severity and duration of this cycle. The following factors should be considered when evaluating our future prospects:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional sawmill capacity and demand falling from peak levels. We anticipate lumber prices will remain at lower levels until there is a change in the balance of supply and demand. Recent curtailments in production capacity by sawmills and impact of severe storm activity may contribute to an improvement in the balance in supply and demand in 2025.
●	Retail sales accounted for 40% of our net sales for the first nine months of 2024. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand for our products to be down mid-single digits for the balance of 2024. Market share gains may help offset some of the impact of weaker demand.
●	Packaging sales accounted for 24% of our net sales for the first nine months of 2024. When evaluating future demand, we consider a variety of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand for our products in the markets we serve to be down mid to high-single digits for the balance of 2024. Market share gains may help offset some of the impact of weaker demand.
●	Construction sales accounted for 31% of our net sales for the first nine months of 2024.
-	The site-built business unit accounted for approximately 13% of our net sales for the first nine months of 2024. Approximately one-third of site-built customers are multifamily builders. Independent forecasts of housing starts have recently been revised downward and generally range from a low to a mid-single digit decline. Market share gains may help offset some of the impact of weaker demand.
-	The factory-built housing business unit accounted for 12% of our net sales for the first nine months of 2024. When evaluating future demand, we analyze data from production and shipments of manufactured housing. Early in the year, the National Association of Home Builders and John Burns Real Estate Consulting forecast the manufactured home shipments in 2024 to be flat to slightly up. Manufactured housing is expected to continue to benefit from broader economic trends, including demand for affordable housing options, and we expect market demand for our products that serve manufactured housing to be up mid- to high-single digits for the balance of 2024. Market share gains may contribute to unit growth.
-	The commercial construction and concrete forming business units accounted for approximately 6% of our net sales for the first nine months of 2024. When evaluating future demand, we analyze data from non-residential construction spending. We currently anticipate overall demand in these business units to be slightly down for the balance of 2024.

UFP INDUSTRIES, INC.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On October 23, 2024, our board approved a quarterly cash dividend of $0.33 per share, which represents a 10% year over year increase. This dividend is payable on December 16, 2024, to shareholders of record on December 2, 2024. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On July 24, 2024, our board authorized the repurchase of up to $200 million worth of our shares through July 31, 2025. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will opportunistically buy shares when the price trades at pre-determined levels. Through September 28, 2024, no shares were repurchased pursuant to this authorization.
●	Our targeted range for capital expenditures for 2024 is $250-$300 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants and take advantage of automation opportunities, expand our transportation capacity, and drive strategies that have strong long-term growth potential for new and value-added products. Approximately $295 million in capital projects have been approved in 2024 and another $55 million are pending approval
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

UFP INDUSTRIES, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended September 28, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended September 28, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
June 30 - August 3, 2024	197,417	$110.22	197,417	$200,000,000
August 4 - 31, 2024	—	—	—	200,000,000
September 1 - 28, 2024	—	—	—	200,000,000
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

The shares reported as repurchased between June 30, 2024 and August 3, 2024 in the table above were repurchased pursuant to the publicly-announced share repurchase authorization that was replaced with a new repurchase authorization. On and effective as of July 24, 2024, our board authorized the repurchase of up to $200 million worth of shares of our common stock through the period ending July 31, 2025, which supersedes and replaces prior authorizations. As of August 3, 2024, the maximum dollar amount of the share repurchase authorization was $200,000,000.

Item 5. Other Information.

During the quarter ended September 28, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: November 6, 2024	By:	/s/ Matthew J. Missad
Matthew J. Missad,
Chairman of the Board, Chief Executive Officer and
Principal Executive Officer

Date: November 6, 2024	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer