Form 10-K
period 2024-12-28
UFP INDUSTRIES INC
filed 2025-02-26
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 28, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒            No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐            No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 29, 2024 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 28, 2024) was $6,374,807,220 computed at the closing price of $111.42 on that date.

As of February 1, 2025, 60,662,743 shares of the registrant’s common stock, $1 par value, were outstanding.

Certain portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-74.

ANNUAL REPORT ON FORM 10-K

DECEMBER 28, 2024

PART I

Item 1. Business.

General Development of the Business.

UFP Industries, Inc. (“we,” “our,” “the Company,” or “UFP”) is a holding company with subsidiaries throughout the United States, Mexico, Canada, Spain, India, United Arab Emirates and Australia that design, manufacture and supply products made from wood, wood and non-wood composites, and other materials to three markets: retail, packaging, and construction. We are headquartered in Grand Rapids, Michigan.

Information relating to current developments in our business is incorporated by reference from our Annual Report to Shareholders for the fiscal year ended December 28, 2024 ("2024 Annual Report") under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Selected portions of the 2024 Annual Report are presented under Item 8 herein with this Form 10-K Report.

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

The exception to this market-centered reporting and management structure is our International segment, which comprises our Mexico, Canada, Spain, India, United Arab Emirates and Australia operations, and sales and buying offices in other parts of the world. Our International segment and Ardellis, our insurance captive, are referred to as “All Other” throughout this report.

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

Retail Solutions segment. Our Retail Solutions segment is comprised of the following business units: ProWood, Deckorators and UFP-Edge. The segment is focused on distinct product offerings which are grouped by brands and business units. These groupings may change periodically as opportunities to gain efficiencies occur or new products that deliver increased scale and synergy are developed.

ProWood. Our ProWood business unit manufactures and sells pressure-treated lumber products, including decking, fencing, and lattice, as well as decorative and functional lawn and garden products to building products retailers across the U.S. This business unit includes our branded ProWood line of pressure-treated and fire-retardant products used primarily for outdoor decking environments, including associated accessories. It also includes our branded Outdoor Essentials line of lawn and garden products, consisting of wood and vinyl fencing and lattice, garden beds and planters, pergolas, picnic tables, and other landscaping products. Numerous pressure-treaters exist on local and regional scales with none approaching the volume sold by UFP. We estimate we produce approximately 28% of all residential treated wood, 17% of all wood fencing, and 7% of all fire-retardant wood products within the U.S.

Deckorators. This business unit includes the manufacture of wood plastic composite and our patented Surestone mineral based composite decking and related decking accessories, including aluminum railing systems, balusters, post caps, and similar products, as well as customized, aluminum fencing. Customers include big box home improvement retailers, regional home centers and wholesale distributors. We estimate we manufacture approximately 6-8% of all composite decking and railing in the U.S.

UFP-Edge. This business unit manufactures and sells exterior siding, pattern, trim and facia products. These products include traditional wood, engineered wood and modified wood siding with a variety of finish and profile alternatives as well as primed wood trim boards and facia. The products also include interior pattern and trim products, as well as pre-painted and primed shiplap and project boards. UFP-Edge is sold to home improvement retailers and two-step distributors.

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

We supply customers in this segment from many of our locations. Our facilities supply mixed truckloads of products delivered to customers with rapid turnaround. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products due to their weight. The proximity of our manufacturing facilities to customer locations is factored into annual sales programs. The Retail segment services two of our largest customers, The Home Depot and Lowes, which accounted for approximately 17% and 11%, respectively, of our total net sales in fiscal 2024, 17% and 12%, respectively, in 2023, and 15% and 11%, respectively, in 2022.

See Note M "Segment Reporting" to our consolidated financial statements for the fiscal year ended December 28, 2024 in item 8 for our disaggregated net sales by business unit for our Retail Solutions segment.

Packaging segment. Formerly known as our Industrial segment, it is comprised of the following business units: Structural Packaging, PalletOne, and Protective Packaging Solutions.

Structural Packaging. This business unit designs, engineers, manufactures and tests custom packaging products primarily made of wood and metal. These products are custom designed, often including mixed materials, and manufactured based upon specific customer needs and requirements. We serve a wide variety of regional, national, and global customers in several end markets such as building materials, durable goods, agricultural, moving and storage, heavy equipment and automotive. We utilize combinations of various materials through industrial engineering and testing to promote the best value and functionality for our customers. In Structural Packaging there are regional companies that produce similar product lines and small single-location competitors in most of our markets. We estimate our domestic market share in Structural Packaging to be 10-12%.

PalletOne. This business unit designs and manufactures pallets primarily made of wood and heat-treated wood. Our pallets are designed and manufactured in numerous sizes and configurations and are used by our customers for shipping a wide assortment of consumer and industrial products. This business unit also includes a recycling operation of previously used pallets. Keys to our success in this business unit are low-cost production through expanded automation, including robotics and high efficiency pallet machines, and the procurement of competitively priced industrial grade wood fiber. In 2022 we acquired a 50% equity stake in Dempsey Wood Products, LLC, which produces pallet lumber and other industrial wood products in Orangeburg, South Carolina. The lumber Dempsey produces is a crucial product for pallet operations and has been in short supply as larger mills produce less of this type of lumber. PalletOne’s investment in Dempsey helps it secure and grow a critical long-term supply source. There are numerous local and regional pallet manufacturers that compete with PalletOne. We estimate that, as the largest supplier, we manufacture approximately 8-10% of new machine-built pallets nationally.

Protective Packaging Solutions. This business unit consists of a wide variety of products, such as corrugate, foam, labels, strapping and films. These products are primarily sold as additional offerings to our structural packaging products and pallets and are generally sold as a means of providing a more complete solution to our customers' packaging needs and requirements. Over the last five years, we have added additional products and services to this business unit to meet the increasing demand of our customers to provide a wider array of innovative solutions to their packaging and shipping needs. Through the acquisitions of Advantage Label in Grand Rapids, Michigan, and Titan Manufacturing, a highly-automated corrugate converter in Flower Mound, Texas, we have become a manufacturer of labels and corrugate boxes, two significant growth categories for UFP Packaging.

Competitive advantages for UFP Packaging include: being a low cost pallet producer due to our supply agreements, investments in vertical integration, and level of automation in our manufacturing plants; our scale and ability to serve large global, national and regional customers; design and engineering expertise, coupled with our ability to manufacture structural packaging with mixed materials, allowing us to provide creative, value-added solutions to our customers; and serving as a single-source supplier offering a wide breadth of products, allowing customers to buy more efficiently.

We plan to acquire companies across the industrial packaging spectrum with capabilities in product categories that allow us to fill geographical gaps that enhance our ability to offer valuable packaging solutions to our customers.

See Note M "Segment Reporting" to our consolidated financial statements for the fiscal year ended December 28, 2024 in item 8 for our disaggregated net sales by business unit for our Packaging segment.

Construction segment. Our Construction segment is comprised of the following business units – Factory-Built Housing, Site-Built Construction, Commercial Construction, and Concrete Forming.

Factory-Built Housing. This business unit designs and manufactures roof trusses, cut-to-size dimensional and board lumber, plywood, and oriented strand board, all intended for use in the construction of manufactured housing. Our customers in this market are producers of mobile, modular and prefabricated homes and, to a lesser extent, recreational vehicles (RV) and cargo trailers. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. As a result of these advantages, we estimate we produce approximately 35% of all roof trusses used in factory-built housing in the United States. We also distribute products such as siding, electrical, plumbing, and many other specialty products to factory-built housing and RV customers. Customer vertical integration strategies have affected us in certain regions, and we’ve taken steps to mitigate this risk by increasing our value as a supplier through innovation and low cost production.

Site-Built Construction. This business unit designs and manufactures roof and floor trusses, wall panels, I-joists and lumber packages as well as engineered wood components used to frame residential and light commercial projects. Historical acquisitions, including Atlantic Prefab, Inc., Exterior Designs, LLC, Patriot Building Systems, LLC, and Endurable Building Products have given the Company manufacturing capability in alternate material components such as metal trusses, sheathed and pre-finished light gauge metal wall panels and aluminum balconies, decks and rail accessories. We also provide framing services for builders in certain regional markets in which we erect the wood structure. We’ve made a variety of investments in automation, allowing us to enhance efficiency and capacity in numerous UFP Construction operations. Our recently launched proprietary smartphone application, TrussTrax, provides a convenient, simple way for builders to track orders, shipments and engineered documents 24 hours a day, and has enjoyed wide customer adoption. Our customers in this market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and light commercial construction. We currently estimate that approximately 65% of the unit's business is for single-family homes while 35% is for multi-family structures.

Competition in site-built construction consists of numerous national and regional building products dealers who also manufacture components and/or provide framing services, as well as regional manufacturers of engineered wood components. We believe our primary competitive advantages relate to the engineering and design capabilities of our staff, purchasing and manufacturing expertise, product quality, timeliness of delivery, and financial strength, as well as providing a comprehensive turn-key package, including installation in selected markets. As a result of these strengths, we estimate we produce approximately 12% of all engineered wood components used in housing in the United States. Generally, terms of sale and pricing are determined based on contracts we enter into with our customers. We currently supply customers in these markets from manufacturing facilities in many different states, primarily located in the non-urban Northeast, mid-Atlantic, Southeast, Texas, and Colorado. We have intentionally avoided markets that have experienced more severe demand volatility for housing. Also, the states in which we have a presence are forecasted to continue to benefit from migration trends in the United States. Freight costs are a factor in the ability to competitively service this market due to the space requirements of these products on each truckload.

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

We believe the diversification of the end markets we serve in our Construction segment as well as the breadth of our products and services represent competitive advantages.

See Note M "Segment Reporting" to our consolidated financial statements for the fiscal year ended December 28, 2024 in item 8 for our disaggregated net sales by business unit for our Construction segment.

UFP Purchasing/Suppliers. Our purchasing team manages and purchases wood fiber for each of our segments. The three main end markets for softwood lumber in North America – retail, construction, and packaging – align with our three business segments We are the largest converter of solid sawn softwood lumber from North American primary producers (lumber mills). For 2024, we estimate we purchased approximately 6.5% of the 54 billion board feet of North America softwood lumber production. The volume and variety of lumber dimensions purchased allows us to consume all grades and dimensions of what many of our mill suppliers produce, effecting and maintaining long-term, beneficial relationships with many of those suppliers. In turn, this has allowed us to better manage our raw materials inventory (including vendor-managed inventory), lower our costs, and mitigate the volatility of lumber prices.

We use primarily southern yellow pine in our pressure-treating operations and our site-built housing, structural packaging, and machine-built pallet operations in the Southeastern United States. Southern yellow pine is sourced from mills ranging from Texas to the Carolinas. We also use spruce-pine-fir from both Eastern and Western Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and various European softwoods. During 2024 our annual purchases of lumber totaled approximately $2.0 billion and consisted of the following species and their respective percent of total lumber purchases: southern yellow pine (68%), spruce-pine-fir (13%), and douglas fir (2%), while the remaining 17% of lumber purchases comprise various other species and imports outside of North America. Additionally, we purchased approximately $608.9 million in plywood in 2024. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply.

Intellectual Property. We own numerous patents and have several patents pending on technologies related to our business. Examples include our Deckorators brand of composite decking and railing and its proprietary, patented Surestone technology used to produce mineral-based composite decking; Trusstrax, a mobile application offered to our Site-Built customers; and the ProWood brand of pressure-treated lumber and outdoor living products. In addition, we own numerous registered trademarks and claim common law trademark rights to several others. As we develop proprietary brands, we may pursue registration or other formal protection. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

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

On December 28, 2024 and December 30, 2023, we estimate that backlog orders associated with our customized interior fixture businesses approximated $41.9 million and $59.2 million, respectively.

On December 28, 2024 and December 30, 2023, we estimate that backlog orders associated with our site-built construction businesses approximated $74.4 million and $79.7 million, respectively. We expect that the orders above will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

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

Human Capital Management. On December 28, 2024, we had approximately 15,000 employees. For 70 years, the success of our company has rested on the skill, motivation and performance of our employees. We treat our people honestly and fairly, creating career paths and training opportunities to develop and expand their scope of responsibilities and financial rewards. This approach to human capital, which is embedded in the Company's culture, has fostered an environment where our employees often commit their respective careers to UFP Industries, Inc.

Environmental, Social, and Governance. Matters of sustainability, health and safety, employee welfare, supply chain management, and community engagement are managed by our executive team, with oversight from our Nominating and Corporate Governance and Personnel and Compensation Committees. In October 2024, we published on our website our fiscal year 2023 “Governance Report,” detailing our responsible practices as well as our future outlook. We anticipate publishing on our website our fiscal year 2024 Governance Report during 2025.

Our manufacturing operations have a long history of environmental stewardship through efficiency and energy savings, waste management, and responsible product sourcing. We quantified our 2023 Scope 1 and Scope 2 greenhouse gas (GHG) emissions in our fiscal year 2023 Governance Report and plan to disclose our 2024 Scope 1 and Scope 2 GHG emissions in 2025.

We are driven by operational excellence throughout the enterprise and by cultivating a unique culture that provides significant opportunity for professional and personal growth. In managing our human capital, we have focused our efforts on employee health and safety, equal opportunity for all, and learning and development.

At UFP, we welcome all who are willing to work hard. We do not discriminate in hiring, promotion, or opportunity – we believe the best performers should be rewarded commensurately. We prefer hiring people with potential and helping them grow and achieve their goals within our company. To provide opportunity to a broader base of our teammates, we removed the requirement of a 4-year degree for sales and management positions and give credit for work experience. We use our internal training programs and UFP Business School to help employees gain functional knowledge and hone the skills and competencies that allow them advancement to greater roles and responsibilities.

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

Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A. Risk Factors.

Pressures from various global and national macroeconomic events, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, geo-political events, and potential governmental responses to these events have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial performance. The extent to which these macroeconomic pressures may impact our business, results of operations, costs and financial condition will depend on future developments, which continue to be highly uncertain and difficult to predict. While we have planned for and anticipate continued softening of demand within our markets into 2025, any one or more of the above macroeconomic factors could result in a more severe and longer downturn and/or increased costs, which would have an adverse and potentially material impact on our business and financial performance.

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales and changes in import/export regulations. Instability of established free trade agreements, the potential imposition of new or increased tariffs on U.S. imports or exports, and potential changes to import/export regulations may lead to raw material and finished goods price volatility as well as instability and uncertainty in our supply chain. The new Trump administration has indicated its intent to evaluate key aspects of U.S. trade policy, and there has been ongoing commentary regarding potential significant changes to U.S. trade policies, treaties, and tariffs. These changes could both be material and implemented in a relatively short timeframe, which makes planning and risk mitigation difficult.

An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries, which were approximately $258.9 million in 2024. Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties. Our purchases that were impacted by tariffs were approximately $390.9 million in 2024, including UFP’s U.S. import of Canadian Softwood Lumber of approximately $211.8 million, which is the largest imported commodity. In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

We may be impacted by a significant change in the value of the U.S. dollar and our results of operations may be harmed by currency fluctuations and inflation. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates, and inflation, would impact our import purchases and export sales, which totaled $390.9 million and $258.9 million respectively, in 2024. In addition, many of our packaging customers export their products; consequently, any adverse impact on those customers from currency fluctuations and inflation may have an adverse impact on our sales to those customers.

Our growth may be limited by the customer demand in the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs, including plywood, as a percentage of net sales were 40.4% in 2024.

A significant portion of our sales are concentrated with two customers. Our sales to The Home Depot and Lowes comprised 17% and 11%, respectively, of our total net sales in fiscal 2024, 17% and 12%, respectively, in 2023, and 15% and 11%, respectively, in 2022.

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

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 7.8%, 9.4%, and 7.4% of net sales in 2024, 2023, and 2022, respectively.

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

Cybersecurity breaches or other failures in our information technology systems could disrupt our business. We rely upon information technology systems and network products and the secure operation of these systems and products. Despite security measures, these systems and products may be vulnerable to physical damage, hackers, computer viruses, or breaches due to errors or malfeasance by employees, vendors, or customers. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material. Our failure to successfully identify and manage these risks and uncertainties could disrupt our operations and increase our costs, which could negatively impact our results of operations.

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

We may be adversely affected by the impact of pandemics and similar outbreaks. Disease outbreaks could have an adverse impact on the Company's operations and financial results. These outbreaks may adversely impact our business, consolidated results of operations and financial condition. Any such outbreak, as well as measures taken by governmental authorities and businesses to limit the spread of any outbreak, may result in adverse changes in customer demand and our sales, interfere with the ability of our employees and suppliers to perform and function in a manner consistent with targeted objectives and otherwise adversely impact the efficiency of our operations. This may cause us to materially curtail certain segments and could have a material adverse effect on the results of our operations and cash flow.

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging as of December 28, 2024 was approximately 90% current. Our bad debt expense as a percentage of sales was 0.05%, 0.03%, and 0.15%, in 2024, 2023, and 2022, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Overview.

At UFP Industries, we recognize the importance of managing cybersecurity risks to protect our operations, data, and stakeholders. Our program is aligned with industry-recognized frameworks, including the NIST Cybersecurity Framework and CIS Top 18 Security Controls. We employ a structured approach to identify, assess, and manage potential threats, ensuring our defenses are proactive and multi-layered. Regular reviews and third-party assessments help us adapt to evolving risks, while our incident response plan and business continuity strategies are designed to minimize any operational impact from cybersecurity incidents.

Risk Management and Strategy.

Risks from Cybersecurity Threats. Information relating to risks from cybersecurity threats is included in this report in Item 1A under the caption “Cybersecurity breaches or other failures in our information technology systems could disrupt our business.” Our cybersecurity risk management program is designed to evaluate material threats and vulnerabilities throughout the organization and their potential impact on our operations, data, and stakeholders. Our program is reviewed and updated regularly to address emerging risks, following the NIST Cybersecurity Framework, NIST Risk Management Framework, and CIS Top 18 Security Controls.

We manage cybersecurity risks through a three-step process:

1.	Identify We assess our critical operational assets and those that may attract threat actors, identifying any cyber activities that could diminish asset value, hinder operational capabilities, or covertly grant access to threat actors.

2.	Assess We evaluate the exposure of our assets to identified cyber risks and determine the potential operational or reputational impact if access or utilization is compromised. This assessment includes determining the materiality of these risks based on their potential impact.
3.	Manage We have implemented a multi-layered defense strategy designed to secure asset access and prevent unauthorized access. We prioritize our defenses based on cost-effectiveness and risk reduction potential, using administrative, procedural, and technical controls.

To improve our cybersecurity posture, we regularly engage third-party consultants for penetration testing, risk assessments, and control audits. We also monitor third-party service providers, particularly those with access to sensitive data, through contractual and oversight mechanisms designed to mitigate and monitor risks continuously.

We work proactively to prevent, detect, and minimize the impact of cybersecurity incidents through a structured incident response plan. This plan is tested and reviewed regularly with simulated incidents. We maintain business continuity, contingency, and recovery plans designed to maintain resilience during incidents. Lessons learned from past incidents are integrated into our governance, policies, and technology to strengthen our defenses.

As of this filing, we have not experienced any cybersecurity breach that has materially impacted our business or financial condition, nor have we identified any risks from cybersecurity threats that have materially impacted or are reasonably likely to materially impact us, including our business strategy, results of operations, or financial condition. However, we recognize that our operations involve the collection, transmission, and storage of sensitive data, which may expose us to cybersecurity threats, including unauthorized access and cyberattacks. We remain committed to identifying and managing these risks as part of our business strategy and operations.

Board of Directors and Management Governance.

Management’s Role. Primary responsibility for risk management, including cybersecurity risks, lies with management. Our management team actively assesses and manages material cybersecurity risks through a structured framework. The CIO and Director of Cybersecurity lead our efforts in managing these risks:

●	CIO. With over 20 years of experience in the information technology space, the CIO brings expertise and strategic insight to cybersecurity, compliance, enterprise architecture, systems resilience, and digital transformation to UFP Industries.
●	Director of Cybersecurity. With over 30 years of experience in the information technology space, including systems architecture, management, and cybersecurity risk management, the Director reports directly to the CIO and is responsible for day-to-day cybersecurity operations.

Our cross-functional cybersecurity team, composed of experts with decades of combined experience, supports the CIO and Director in implementing our cybersecurity program. This team consults with legal, HR, and IT specialists to assess the materiality of cybersecurity risks and incidents, using a well-established Incident Response Plan that includes clear escalation measures.

Board of Directors Oversight. The role of the Board of Directors with respect to our cybersecurity program is one of oversight of management, and the Board has delegated primary oversight authority over the program to the Audit Committee.  The Audit Committee oversees these risks as outlined in its Charter, which mandates reviewing the company's information technology framework, practices, and implemented controls to monitor and mitigate IT risks.

The Audit Committee meets quarterly and receives reports and briefings from the CIO, Director of Cybersecurity, and the cybersecurity team on emerging threats, risk status, and mitigation strategies. The Committee engages with the cybersecurity team to increase their understanding of the specific issues facing the Company and to challenge the team as appropriate. The Committee also may consult external cybersecurity experts as needed to fulfill its oversight role.  The Audit Committee regularly reports to the Board on matters addressed during the Committee’s quarterly meetings, including any material cybersecurity risks or developments.

Processes for Monitoring and Mitigating Cybersecurity Risks and Incidents.

We employ a structured approach to monitor and mitigate risks through:

●	Regular network and system monitoring for potential threats.
●	Regular vulnerability assessments and penetration testing.
●	Implementation of technical controls such as firewalls, intrusion detection systems, and encryption.
●	Employee training and awareness programs.
●	Incident response plans designed for swift and effective mitigation.
●	Software and vendor risk assessments.
●	Vulnerability management solutions prioritizing patching based on risk.
●	Privileged account management solutions for administrative access.

These measures aim to prevent, detect, and respond to cybersecurity incidents effectively. They are regularly reviewed and updated to adapt to evolving threats.

In the event of an incident, our Incident Response Plan, which takes into account the perceived materiality of the incident with an appropriate escalation matrix, guides our response. Incident reports are compiled, reviewed by management, and shared with the CIO, CFO, the Audit Committee, and other key leaders, as appropriate, for resource allocation and risk mitigation planning.

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 215 facilities located throughout the United States, Mexico, Canada, Spain, India, United Arab Emirates and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.

The following tables summarize our property locations assigned by the primary segment the plant serves.

RETAIL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athens, AL	1	Moneta, VA	1
Bartow, FL	2	Mosheim, TN	1
Belchertown, MA	1	Moultrie, GA	1
Bennett, IA	1	Overland Park, KS	1
Bonner, MT	2	Ponce, PR	1
Brunswick, GA	1	Prairie du Chien, WI	1
Callao, VA	1	Rancho Cucamonga, CA*	1
Dodgeville, WI	1	Ranson, WV*	1
Durango, Mexico	1	Ringgold, GA	1
Elizabeth City, NC*	1	Rockledge, FL	1
Fairless Hills, PA	1	Rockwell, NC	1
Fort Worth, TX	1	Saginaw, TX*	1
Grand Rapids, MI	1	Schertz, TX*	1
Greeneville, TN	1	Selma, AL	2
Hamilton, OH	1	Silsbee, TX	1
Hampton, VA	1	Spartanburg, SC	1
Hazelhurst, GA	1	Stockertown, PA	1
Howell, MI	2	Tampa, FL	2
Idabel, OK	1	Thomaston, GA	1
Janesville, WI*	1	Tipton, IA	1
Kearneysville, WV*	2	Union City, GA*	1
Lansing, MI*	1	White Bear Lake, MN*	1
Lockhart, FL	1	White Pigeon, MI	1
Louisville, AL	1	Windsor, CO*	1
		TOTAL	54

PACKAGING SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Adairsville, GA	1	Milwaukee, WI	1
Ashburn, GA*	1	Minneota, MN*	1
Auburndale, FL*	1	Mocksville, NC	1
Bartow, FL	2	Morristown, TN	1
Blanchester, OH	1	Muscle Shoals, AL	2
Blue Island, IL*	1	Nappanee, IN	1
Burnsville, MN	1	New Boston, TX	1
Butner, NC	1	New London, WI	2
Chandler, AZ*	1	Newnan, GA	2
Chase City, VA	1	Newton, NC	1
Clarksville, TX	1	Orangeburg, SC	1
Clearfield, UT*	1	Parker, PA	1
Dallas, TX	1	Peru, IL	1
Delano, PA	1	Port Arthur, TX	1
Eatonton, GA	1	Prattville, AL	1
Flower Mound, TX	2	Riverside, CA*	1
Forsyth, GA	1	Robertsdale, AL	1
Franklinton, NC*	1	Rowesville, SC	1
Gilmer, TX	1	Salina, KS*	1
Grand Rapids, MI	2	Salisbury, NC*	1
Grandview, TX	5	Sharon, TN	1
Harrisonville, MO*	1	Shawnee, OK	1
Hartford, WI	1	Shipshewana, IN	1
Hazelhurst, GA	1	Siler City, NC	1
Inwood, WV	1	Snohomish, WA*	1
Kansas City, MO	1	Stayton, OR*	1
Lawrenceburg, TN	1	Thornton, CA*	1
Livermore Falls, ME	1	Warrens, WI*	1
Magna, UT*	1	Wenatchee, WA	1
Martin, TN	1	Woodburn, OR*	1
McMinnville, OR*	1	Yakima, WA	1
		TOTAL	72

CONSTRUCTION SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athena, OR	1	Jeffersonville, IN	1
Auburn, NY	1	Kyle, TX	1
Bangalore, India	1	Lafayette, CO	1
Belchertown, MA	1	Lenoir City, TN	1
Berlin, NJ	2	Liberty, NC	1
Berthoud, CO	1	Locust, NC	1
Bridgeton, MO	1	Londonderry, NH	1
Brooklyn Center, MN	1	Milton-Freewater, OR	1
Burlington, NC	2	Nampa, ID*	1
Cedar Hill, TX	1	Naugatuck, CT	1
Chesapeake, VA	1	New London, NC*	1
Chicago, IL	1	New Waverly, TX*	1
Chicopee, MA	1	New Windsor, MD	1
Clinton, NC	1	Ontario, CA	1
Conway, SC	1	Ooltewah, TN	1
Cordele, GA	1	Pearisburg, VA*	1
Dayton, OH	2	Plainville, MA	1
DuBois, PA	1	San Antonio, TX	1
Edwardsburg, MI*	1	Shippenville, PA	1
Elkhart, IN	2	Sidney, NY	1
Folkston, GA	2	Stafford, TX	1
Fredericksburg, VA	1	Stanfield, NC	2
Gordon, PA	1	Temple, TX	1
Granger, IN*	1	Tooele, UT	1
Haleyville, AL*	1	Washington, NC	1
Hillsboro, TX*	1	Westbury, NY	1
Hudson, NY	1	Wilton, NH	1
Jefferson, GA	1	Wujinang, China	1
		TOTAL	62

ALL OTHER SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Abu Dhabi, United Arab Emirates	1	Gladstone, Australia	1
Apaseo el Grande, Mexico	1	Guntur, India	1
Bangalore, India	2	Hyderabad, India	1
Carole Park, Australia	1	Lacolle, Canada	1
Castellón, Spain	2	Mordialloc, Australia	1
Chennai, India	1	Noida, India	1
Coimbatore, India	1	Nuevo Leon, Mexico	2
Deer Park, Australia	1	Port Melbourne, Australia	1
Durango, Mexico	1	Pune, India	1
Erskine Park, Australia	1	Vadodara, India	1
		TOTAL	23

CORPORATE SEGMENT
Property Location	Number of Properties
Grand Rapids, MI	2
Matthews, NC	1
Spring Lake, MI	1
TOTAL	4

* Due to the nature of our business and historical operating strategy, many of our locations service more than one segment.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 77 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

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

The following table lists the names, ages, and positions of our executive officers as of February 2025.

Name	Age	Position
William D. Schwartz, Jr.	47	President and Chief Executive Officer
Matthew J. Missad	64	Executive Chairman of the Board
Michael R. Cole	58	Chief Financial Officer, Treasurer and President of Corporate Services
Patrick M. Benton	55	President of UFP Construction, LLC
Scott A. Worthington	54	President of UFP Packaging, LLC
Landon Tarvin	44	President of UFP Retail Solutions, LLC
R. Paul Guerre	60	Corporate Secretary and Director of Corporate Compliance

William D. Schwartz, Jr. joined us in 1998. He became Operations Vice President in 2014 and Executive Vice President of Purchasing and Transportation in 2020. On July 1, 2022, he became Executive Vice President of Operations Services and on September 26, 2022, he was promoted to President of UFP Retail Solutions, LLC. On December 29, 2024, Mr. Schwartz became President and Chief Executive Officer of the Company.

Matthew J. Missad joined us in 1985. In February 1996, Mr. Missad was promoted to Executive Vice President of the Company and on July 13, 2011, he was promoted to Chief Executive Officer of the Company. On January 1, 2023, Mr. Missad added the title of President of the Company. On December 29, 2024, Mr. Missad became Executive Chairman of the Board.

Michael R. Cole joined us in 1993 from the international public accounting firm Deloitte & Touche. In December 1999, he was promoted to Vice President of Finance. On July 19, 2000, Mr. Cole became Chief Financial Officer of the Company. On December 29, 2024, Mr. Cole added the title of President of Corporate Services to his current role.

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

Landon Tarvin joined us in 2002. In 2019, he was promoted to Vice President of Outdoor Essentials and in 2021, he was promoted to Vice Present of Deckorators. On December 29, 2024, he became President of UFP Retail Solutions, LLC.

R. Paul Guerre joined us in 2020 as Senior Corporate Counsel. On May 15, 2023, he was promoted to Deputy General Counsel – Compliance & Administration. On July 1, 2024, he was promoted to Corporate Secretary and Director of Corporate Compliance. Before joining the Company, Mr. Guerre served as in-house counsel for Haworth, Inc., a leading global furniture manufacturer and designer.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Our common stock trades on The Nasdaq Stock Market (“NASDAQ”) under the symbol UFPI.

As of January 28, 2025, there were approximately 2,723 record holders of our common stock.

Our dividend rates are reviewed and approved at each of our February, April, July, and October board meetings and payments are made in March, June, September, and December of each year. On February 13, 2025, our board approved a quarterly cash dividend of $0.35 per share, which represents a 6% increase from December 2024. This dividend will be payable on March 17, 2025, to shareholders of record on March 3, 2025. Our board considers our dividend yield, payout ratios relative to earnings and operating cash flow, and potential variability of future results, among other factors, as part of its decision-making process.

See Part III - Item 12 below for information about securities authorized for issuance under our equity compensation plans.

Stock Performance Graph:

The following stock price performance graph compares the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and an industry peer group we selected. The graph assumes an investment of $100 on December 28, 2019, and reinvestment of dividends in all cases.

The companies included in our self-determined industry peer group are as follows:

American Woodmark Corporation	Masco Corporation
Boise Cascade Company	Patrick Industries, Inc.
Builders FirstSource, Inc.	Simpson Manufacturing Company, Inc.
Gibraltar Industries, Inc.	Smurfit Westrock plc
Greif, Inc.	Sonoco Products Company
Louisiana-Pacific Corporation	Trex Company, Inc.

The returns of each company included in the self-determined peer group are weighted according to each respective company’s stock market capitalization at the beginning of each period presented in the graph above. In determining the members of our peer group, we considered companies who selected UFPI as a member of their peer group, and looked for similarly sized companies or companies that are a good fit with the markets we serve.

There were no sales of securities by the Company during fiscal 2024 that were not registered under the Securities Act of 1933.

(b)	Not applicable.
(c)	Issuer purchases of equity securities during the fourth quarter:

Fiscal Month	(1)	(2)	(3)	(4)
September 29 - November 2, 2024	—	$—	—	$200,000,000
November 3 - 30, 2024	—	—	—	200,000,000
December 1 - 28, 2024	9,322	111.81	9,322	198,957,691
(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

On and effective as of July 24, 2024, our board authorized the repurchase of up to $200 million worth of shares of our common stock through the period ending July 31, 2025, which supersedes and replaces prior authorizations.

Item 6. [RESERVED.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

UFP Industries, Inc. is a holding company with subsidiaries in the United States, Mexico, Canada, Spain, India, United Arab Emirates and Australia that design, manufacture, and supply products made from wood, wood and non-wood composites, and other materials to three segments: retail, packaging, and construction. We are headquartered in Grand Rapids, Michigan.

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

OVERVIEW

We are pleased to present this overview of 2024. Our results for 2024 were impacted by the following:

●	Our net sales decreased 8% compared to 2023, which was comprised of a 7% decrease in selling prices and a 1% decrease in unit sales. The overall decrease in our selling prices is primarily due to lower lumber prices and a more competitive pricing environment in certain of our business units. The overall unit decline consists of a 7% decrease in our retail segment and a 3% decrease in our packaging segment, partially offset by a 5% increase in our construction segment.
●	Our gross profits decreased by $192.2 million, or 13.5%, compared to last year, exceeding our 1% decline in unit sales. By segment, gross profits decreased by $85 million in Construction and $114 million in Packaging, while Retail was flat. The overall decrease in our gross profits is primarily due to the decline in unit sales and unfavorable cost variances resulting from fixed manufacturing costs, and more competitive pricing in certain business units.
●	Our operating profits decreased $154 million, or 24%, compared to last year. The overall decrease is a result of the decline in gross profits mentioned above offset by a $32 million decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A declined primarily due to our incentive compensation plans, bonus and sales incentives, which are tied to profitability and return on investment. More specifically, our bonus expense declined by $41 million to $134 million for the year and sales incentive expense declined by $10 million to approximately $49 million for the year. Our decremental operating margin was 27.3%, which is calculated by dividing the decrease in our earnings from operations by the decrease in our net sales. In other words, for every dollar decrease in sales from 2023 to 2024, our operating profits decreased 27.3 cents. The decremental operating margin is intended to provide investors additional visibility into expected operating profits during periods of declining sales and pricing. In a declining business cycle, the Company’s management uses this metric to evaluate a change in its profitability resulting from a reduction in sales volume while considering the impact of product pricing changes, changes in product sales mix, its ratio of variable and fixed costs, and anticipated cost saving measures, among other factors. Our decremental operating margin was higher this quarter than we’ve experienced in other recent down cycles primarily due to more competitive pricing and a cautious approach to reducing our cost structure and capacity as a result of uncertainty about the timing of a rebound in demand. We currently have a goal to implement cost and capacity reductions that will generate a favorable impact on operating profits totaling approximately $60 million by 2026. We anticipate benefits of $30 to $35 million in 2025.
●	Our cash flows from operations in 2024 was $643 million compared to $960 million in 2023. The $317 million decline resulted from the change in our investment in net working capital, which was $237 million lower in 2024 than it was in 2023 resulting in a decrease in operating cash flows, as well as an $80 million decrease in net earnings and non-cash expenses compared to the prior year. Our investment in net working capital declined significantly as demand normalized from the peak of the pandemic period.
●	We invested $232 million in capital expenditures to support and grow our existing businesses and invested $30 million to acquire a business.

●	We returned $81 million to our shareholders through dividends. We repurchased approximately 1,409,266 shares of our common stock for $160 million, at an average price of $113.53 per share. Of this amount, 154,196 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in February. The shares were purchased at an average price of $115.69 per share, totaling $17.8 million.
●	Our Cash and cash equivalents at the end of 2024 was $1.2 billion compared to $1.1 billion at the end of 2023. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.5 billion at the end of December 2024. We plan to continue to pursue a balanced and return driven approach to capital allocation focused on continuing to increase our dividend at a rate that is aligned with our anticipated long-term earnings growth rate, repurchasing our common stock to offset dilution from issuances under our equity-based compensation programs, making capital investments needed to execute our organic growth and operating improvement strategies, and completing business acquisitions that complement our existing businesses and provide new avenues for growth.
●	We made a $40 million debt repayment on our Series 2012 Senior Note Tranche B, which matured on December 17, 2024.

HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price.

	Random Lengths Composite
	Average $/MBF
	2024	2023
January	$398	$386
February	389	437
March	416	411
April	403	420
May	377	400
June	382	398
July	363	455
August	386	430
September	398	430
October	405	400
November	442	371
December	436	383

Year-to-date average	$400	$410

Year-to-date percentage change	(2.4)%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2024	2023
January	$380	$406
February	371	452
March	394	464
April	371	474
May	353	437
June	355	427
July	333	442
August	345	417
September	337	424
October	368	396
November	386	355
December	359	369

Year-to-date average	$363	$422

Year-to-date percentage change	(14.0)%

Lower overall lumber prices in 2024 compared to 2023 is primarily due to increased capacity to produce SYP lumber in the U.S. while end market demand has remained soft. A change in lumber prices impacts our profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 40.4% and 43.5% of our net sales in 2024 and 2023, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in 2024. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. We estimate that 15% of our total purchases for 2024 were completed under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

As is apparent from the preceding example, the level of lumber prices does not impact our overall profits but does impact our margins. Gross margins and operating margins are negatively impacted during periods of high lumber prices; conversely, we experience margin improvement when lumber prices are relatively low. As a result of this factor, we believe it is useful to compare our change in units sold with our change in gross profits, selling, general, and administrative expenses, and operating profits as presented in the following table.

	Annual Percentage Change from
	Prior Year Ended
	December 28,	December 30,
	2024	2023
Units sold	(1.0)%	(9.0)%
Gross profit	(13.5)	(20.7)
Selling, general, and administrative expenses	(4.1)	(7.9)
Earnings from operations	(23.9)	(32.0)

It is our long-term goal to increase our gross profits and earnings from operations at a rate of growth that exceeds our unit sales growth, or in other words, increase our profit per unit sold. We also have a long-term goal of improving our efficiencies and leveraging the fixed costs in our selling, general, and administrative expenses as we grow, which would result in a rate of growth of these expenses which is less than our unit sales growth resulting in a lower cost per unit.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed one business acquisition during 2024 and one during 2023. The annual historical sales attributable to these acquisitions in 2024 and 2023 was approximately $25 million and $38 million, respectively. These business combination were not significant to our operating results; consequently pro forma results for 2024 and 2023 are not presented.

See Notes to Consolidated Financial Statements, Note C, "Business Combinations" for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of net sales. See “Impact of the Lumber Market on our Operating Results”.

	Year Ended
	December 28,	December 30,
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	81.6	80.3
Gross profit	18.4	19.7
Selling, general, and administrative expenses	11.0	10.6
Net loss (gain) on disposition and impairment of assets	0.1	—
Other (gains) losses, net	(0.1)	0.1
Earnings from operations	7.4	9.0
Interest and other	(0.7)	(0.3)
Earnings before income taxes	8.1	9.3
Income taxes	1.8	2.2
Net earnings	6.3	7.1
Less net earnings attributable to noncontrolling interest	(0.1)	—
Net earnings attributable to controlling interest	6.2%	7.1%

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

	Year Ended
	December 28,	December 30,
	2024	2023
Gross profit	$1,226,742	$1,418,938
Selling, general, and administrative expenses	$735,046	$766,633
SG&A as percentage of gross profit	59.9%	54.0%

The increase in the ratio above is primarily due to a combination of fixed SG&A costs within our Packaging, Construction, and Corporate segments and more competitive pricing in certain business units resulting in a decline in gross profits. For comparison purposes, our SG&A costs as a percentage of gross profits in 2019 (immediately prior to the pandemic) was 64%.

OPERATING RESULTS BY SEGMENT

Our business segments consist of UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging”) and UFP Construction (“Construction”), and align with the end markets we serve. Among other advantages, this structure allows for a more specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit, and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, United Arab Emirates and Australia and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases, and operates transportation equipment, are also included in the Corporate column. Inter-company lease and services charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results by segment for December 28, 2024 and December 30, 2023.

	Year Ended December 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,597,994	$1,636,563	$2,113,844	$298,190	$5,718	$6,652,309
Cost of goods sold	2,209,195	1,335,304	1,675,346	240,518	(34,796)	5,425,567
Gross profit	388,799	301,259	438,498	57,672	40,514	1,226,742
Selling, general, administrative expenses	209,592	191,757	262,517	39,940	31,240	735,046
Net loss (gain) on disposition and impairment of assets	3,067	6,545	673	28	(4,156)	6,157
Other (gains) losses, net	(2,964)	—	(376)	(3,572)	209	(6,703)
Earnings from operations	$179,104	$102,957	$175,684	$21,276	$13,221	$492,242

	Year Ended December 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,956,007	$1,838,200	$2,161,059	$259,392	$3,726	$7,218,384
Cost of goods sold	2,566,572	1,422,940	1,637,329	182,047	(9,442)	5,799,446
Gross profit	389,435	415,260	523,730	77,345	13,168	1,418,938
Selling, general, administrative expenses	213,288	219,323	279,107	51,548	3,367	766,633
Net loss (gain) on disposition and impairment of assets	800	8	9	(166)	(911)	(260)
Other losses, net	3,180	—	1,268	1,425	158	6,031
Earnings from operations	$172,167	$195,929	$243,346	$24,538	$10,554	$646,534

Note: As of December 31, 2023, our Pinelli Universal entity was transferred to our Retail segment from our International segment (grouped in All Other) due to changes in our management structure. Prior year figures have been updated to reflect the change for comparability purposes in every applicable table in this filing.

The following tables present the components of our operating results as a percentage of net sales by segment for December 28, 2024 and December 30, 2023.

	Year Ended December 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.0	81.6	79.3	80.7	—	81.6
Gross profit	15.0	18.4	20.7	19.3	—	18.4
Selling, general, administrative expenses	8.1	11.7	12.4	13.4	—	11.0
Net loss (gain) on disposition and impairment of assets	0.1	0.4	—	—	—	0.1
Other (gains) losses, net	(0.1)	0.0	—	(1.2)	—	(0.1)
Earnings from operations	6.9%	6.3%	8.3%	7.1%	—	7.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Year Ended December 30, 2023

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.8	77.4	75.8	70.2	—	80.3
Gross profit	13.2	22.6	24.2	29.8	—	19.7
Selling, general, administrative expenses	7.2	11.9	12.9	19.9	—	10.6
Net loss (gain) on disposition and impairment of assets	—	—	—	(0.1)	—	—
Other losses, net	0.1	—	0.1	0.5	—	0.1
Earnings from operations	5.8%	10.7%	11.3%	9.5%	—	9.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market:

●	Wood and wood-alternative products, primarily used to enhance outdoor living environments which are sold to national home centers and other retailers;
●	Engineered wood components, concrete forms, structural lumber and panels, and other building materials used to construct factory-built and site-built homes and concrete structures;
●	Customized interior fixtures used in a variety of retail stores, commercial, and other structures; and
●	Structural wood packaging, pallets, and packing materials for various industries.

Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	2024 versus 2023
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(12.1)%	(5.1)%	(7.0)%	—%	(7.0)%
Packaging	(11.0)%	(8.0)%	(3.0)%	—%	(3.0)%
Construction	(2.2)%	(7.2)%	5.0%	—%	5.0%
All Other	15.0%	(4.0)%	19.0%	6.0%	13.0%
Corporate	53.5%	—%	53.5%	—%	53.5%
Total Sales	(7.8)%	(6.8)%	(1.0)%	—%	(1.0)%
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 80% of our sales consist of products we manufacture at our locations, while 20% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments.

	Year Ended December 28, 2024		Year Ended December 30, 2023
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.8%	47.2%	51.1%	48.9%
Packaging	75.5%	24.5%	76.9%	23.1%
Construction	82.0%	18.0%	83.2%	16.8%
All Other	76.6%	23.4%	80.0%	20.0%
Corporate	58.8%	41.2%	27.5%	72.5%
Total Sales	68.6%	31.4%	68.1%	31.9%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products decreased approximately 7% in 2024 compared to 2023. Our overall unit sales of commodity-based products decreased approximately 6% compared to 2023.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in 2024 decreased 11% compared to the prior year, primarily due to a decline in unit sales in our structural packaging business unit. Approximately $155.1 million of new product sales for 2023, while still sold, were sunset in 2024 and excluded from the table below because they no longer meet the definition above. Our goal was to achieve annual new product sales of at least $510 million in 2024. Our short-term goal is to achieve annual new product sales of at least $550 million for 2025. On a long-term basis, our goal is for new product sales to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Year Ended
	December 28,	% of Segment	December 30,	% of Segment	% Change
	2024	Net Sales	2023	Net Sales	in Sales
Retail	$216,081	8.3%	$213,238	7.2%	1.3%
Packaging	197,119	12.0%	273,192	14.9%	(27.8)%
Construction	87,974	4.2%	81,371	3.8%	8.1%
All Other and Corporate	3,564	1.2%	495	0.2%	620.0%
Total New Product Sales	504,738	7.6%	568,296	7.9%	(11.2)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment:

Net sales from the Retail segment decreased 12% in 2024 compared to 2023 due to a 5% decrease in selling prices, a 2% decrease due to the transfer of certain sales to the Construction and Packaging segments, and a 5% decline in units. Unit changes within this segment consisted of decreases of 3% in Deckorators, 6% in UFP Edge, and 5% in ProWood. Our selling prices of variable-priced products declined due to lower lumber prices. The selling prices of these products are indexed to the lumber market at the time they are shipped. Additionally, our unit sales to big box customers decreased approximately 4%, while unit sales to independent retailers decreased approximately 7%. Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking and railing systems increased 4%.

Gross profits remained consistent and totaled $388.8 million in 2024 compared to $389.4 million in 2023. Although there was a decline in unit sales and selling prices, the stability in our gross profits was attributable to a variety of factors including the decline in lumber costs, production efficiencies, and operating improvements such as SKU rationalization, all of which contributed to an improved gross margin compared to the prior year.

Selling, general and administrative (“SG&A”) expenses decreased by approximately $3.7 million, or 2%, in 2024 compared to 2023. Accrued bonus expense, which varies with the overall profitability and return on investment of the segment, increased approximately $1.5 million and totaled approximately $47.3 million in 2024. The increase was offset by a decrease in professional fees of $1.6 million and many smaller decreases spread over several accounts.

Earnings from operations of the Retail segment increased in 2024 compared to 2023 by $6.9 million, or 4%, as a result of the factors mentioned above, as well as an increase in the net loss on disposition and impairment of assets which comprised of lease impairment charges of $1.4 million and intangible asset impairments of $1.2 million, partially offset by foreign exchange gains totaling $3.0 million.

Packaging Segment:

Net sales from the Packaging segment decreased 11% in 2024 compared to 2023 due to an 8% decrease in selling prices and a 5% decrease in unit sales, partially offset by a 2% increase due to the transfer of sales from the Retail segment. Unit changes consist of a decrease of 10% in structural packaging and 6% in protective packaging, primarily due to a decline in demand, partially offset by unit growth of 9% in PalletOne due to market share gains. The decline in prices is due to competitive price pressure as well as lower lumber costs.

Gross profits decreased by $114.0 million, or 27%, to $301.3 million in 2024 compared to 2023. The decrease in gross profits was attributable to the following:

●	The gross profit of our structural packaging business unit decreased by a total of $83.6 million, in spite of the transfer of certain sales from the Retail segment. The decline in gross profit is attributable to competitive price pressure due to lower demand as well as lower unit sales and resulting unfavorable cost variances due to fixed manufacturing costs.
●	The gross profit of our PalletOne business unit decreased by $26.7 million primarily due to competitive price pressure which more than offset the favorable impact from unit sales growth.
●	The gross profit of our protective packaging business unit decreased by $3.7 million due to a decline in unit sales and fixed manufacturing costs resulting in unfavorable cost variances.

SG&A expenses decreased by approximately $27.6 million, or 13%, in 2024 compared to 2023. Accrued bonus expense, which varies with the overall profitability and return on investment of the segment, decreased approximately $22.8 million, and totaled approximately $31.1 million for 2024. Additionally the decline in SG&A was due to sales incentives which decreased by $4.2 million, travel and entertainment expenses which decreased by $1.6 million, and many smaller decreases spread over several accounts.

Earnings from operations of the Packaging segment decreased by $93.0 million in 2024, or 47.5%, compared to 2023 due to the factors discussed above, as well as an increase in the net loss on disposition and impairment of assets which is comprised of intangible asset impairments of $4.2 million and lease impairment charges of $1.7 million.

Construction Segment:

Net sales from the Construction segment decreased 2% in 2024 compared to 2023 due to a 7% decrease in selling prices, partially offset by an increase in unit sales of 4% and a 1% increase due to the transfer of sales from the Retail segment. Unit changes within this segment consisted of an increase of 16% in factory-built housing, primarily due to an increase in industry production, partially offset by decreases of 6% in concrete forming and 6% in commercial construction due to lower demand.

Gross profits decreased by $85.2 million, or 16% to $438.5 million in 2024 compared to 2023. The decrease in our gross profit was comprised of the following factors:

●	The gross profit of our site-built construction business unit decreased by $77.2 million, primarily due to reduced margins on multi-family construction projects earlier in the year as these projects were priced and commenced during the peak period of the pandemic and favorably impacted our 2023 results, and more competitive price pressure throughout 2024.
●	The gross profit of our concrete forming business unit decreased by $5.4 million in spite of the transfer of sales from the Retail segment due to lower unit sales and more competitive pricing.
●	The gross profit of our commercial construction business unit decreased by $7.4 million as a result of lower unit sales.
●	The above decreases were offset by an increase in the gross profit in factory-built of $4.8 million as a result of increased unit sales and favorable cost variances resulting from fixed manufacturing costs, as well as the transfer of sales from the Retail segment.

SG&A expenses decreased by approximately $16.6 million, or 6%, in 2024 compared to 2023. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $19.6 million compared to last year and totaled approximately $45.4 million for 2024. The decline in SG&A was also due to decreases in sales incentive of $4.0 million and several smaller decreases in many accounts. The overall decrease was partially offset by an increase in salaries, wages, and benefits of approximately $8.7 million as well as an increase in severance charges totaling $1.3 million.

Earnings from operations of the Construction reportable segment decreased by $67.7 million in 2024 compared to 2023, or 27.8%, due to the factors mentioned above.

All Other Segment:

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate:

The Corporate segment consists of over (under) allocated costs that are not significant.

INTEREST EXPENSE

Interest expense in 2024 was similar to 2023 due to consistent amounts of outstanding debt during each period as well as fixed interest rates on these debts. See “Note C of Notes to the Consolidated Financial Statements”.

INTEREST AND INVESTMENT INCOME

Interest and investment income increased by $20.6 million in 2024 compared to 2023 due to the increase in cash and a higher interest rate on those deposits.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes, and permanent tax differences. Our effective tax rate was 22.5% in 2024 compared to 23.4% in 2023. The decrease in our overall effective tax rate was primarily due to an increase in our estimated tax deduction associated with stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

We have no significant off-balance sheet commitments. The following table summarizes our contractual obligations as of December 28, 2024 (in thousands).

	Payments Due by Period
	Less than	1 – 3	3 – 5	After
Contractual Obligation	1 Year	Years	Years	5 Years	Total
Long-term debt and finance lease obligations	$4,093	$748	$43,820	$185,294	$233,955
Estimated interest on long-term debt and finance lease obligations	8,419	16,064	13,428	19,562	57,473
Operating leases	33,151	51,750	26,576	33,769	145,246
Capital project purchase obligations	142,758	—	—	—	142,758
Total	$188,421	$68,562	$83,824	$238,625	$579,432

As of December 28, 2024, we also had $39.7 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	December 28,	December 30,
	2024	2023
Cash from operating activities	$642,571	$959,890
Cash used in investing activities	(270,750)	(240,164)
Cash used in financing activities	(307,120)	(162,860)
Effect of exchange rate changes on cash	(7,363)	5,767
Net change in cash and cash equivalents	57,338	562,633
Cash, cash equivalents, and restricted cash, beginning of year	1,122,256	559,623
Cash, cash equivalents, and restricted cash, end of year	$1,179,594	$1,122,256

In general, we fund our growth through a combination of operating cash flows, our revolving credit facility, and issuance of long-term notes payable at times when interest rates are favorable. We have not issued equity to finance growth except in the case of a large acquisition that occurred many years ago. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe these financial ratios are among many other important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables are outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 60 days in 2024 from 63 days in 2023.

	Year Ended
	December 28,	December 30,
	2024	2023
Days of sales outstanding	35	33
Days supply of inventory	38	41
Days of payables outstanding	(13)	(11)
Days in cash cycle	60	63

The decrease in our days supply of inventory in 2024 is due to improvements in inventory turns in our Construction and Packaging segments. The increase in our days of sales outstanding is primarily due to our Retail and Packaging segments. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 90% in 2024 compared to 91% in 2023.

Our cash flows from operating activities in 2024 was $643 million, which was comprised of net earnings of $419 million, $173 million of non-cash expenses, and a $51 million decrease in working capital since the end of December 2023. Our cash flows from operations decreased by $317 million compared to last year primarily due to a $237 million decrease in our investment in net working capital compared to the prior year period and a decrease in our net earnings and non-cash expenses of $80 million. In 2023 our net working capital declined significantly as a result of demand normalizing from the peak of the pandemic period.

Purchases of property, plant, and equipment of $232 million comprised most of our cash used in investing activities during 2024. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Site-Built, Deckorators and ProWood business units, achieve efficiencies through automation in all segments, and make improvements to a number of facilities. On December 28, 2024, we had outstanding purchase commitments on capital projects of approximately $142.8 million. We intend to fund capital expenditures and purchase commitments through our operating cash flows. Cash used for acquisitions during the year totaled $30 million compared to $52 million in 2023. In 2024, we made one acquisition, C&L Wood Products. See Notes to Consolidated Financial Statements, Note C, “Business Combinations” for additional information.

Cash flows used in financing activities primarily consisted of:

●	Cash paid for repurchases of common stock of $159 million. We repurchased 1,399,944 shares of our common stock for the year at an average share price of $113.55. Of this amount, 154,196 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in February. The shares were purchased at an average price of $115.69 per share, totaling $17.8 million.
●	Dividends paid during 2024 totaled $81 million, reflecting a quarterly rate of $0.33 per share, a 10% increase over the prior year.
●	Repayments of senior note debt of $40.0 million.
●	Distributions to noncontrolling interests of $11.8 million.

As of December 6, 2022, we entered into a five-year, $750 million unsecured revolving credit facility with a syndicate of U.S. banks.  This facility includes up to $60 million which may be advanced in the form of letters of credit, and up to $100 million (U.S. dollar equivalent) which may be advanced in Canadian dollars, Australian dollars, Sterling, Euros and such other foreign currencies as may subsequently be agreed upon among the parties. Cash borrowings are charged interest based upon an index selected by the Company, plus a margin that is determined based upon the index selected and upon the financial performance of the Company and certain of its subsidiaries. We are charged a facility fee on the entire amount of the lending commitment, at a per annum rate ranging from 15.0 to 30.0 basis points, also determined based upon our performance.

On December 28, 2024, we had no amount outstanding on our $750 million revolving credit facility. The revolving credit facility also supports letters of credit totaling $37.3 million which includes approximately $3.3 million related to industrial development revenue bonds. As a result, we have approximately $712.7 million in remaining availability. We also had approximately $2.3 million of outstanding letters of credit that were issued outside of the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on December 28, 2024.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Consolidated Financial Statements, Note L, “Commitments, Contingencies, and Guarantees”.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

GOODWILL

We evaluate goodwill for indicators of impairment when events or circumstances indicate that this risk may be present. Our judgments regarding the existence of impairment are based on market conditions, operational performance and estimated future cash flows. Determining whether an impairment has occurred requires the valuation of the respective reporting unit, which we have consistently estimated using primarily a weighted average between income and market valuation approaches. We believe this approach is the most appropriate and accurate method to measure the fair value of our intangible assets. We use discounted cash flow analysis with the following assumption: a business is worth today what it can generate in future cash flows; cash received today is worth more than an equal amount of cash received in the future; and future cash flows can be reasonably estimated. The discounted cash flow analysis is based on the present value of projected cash flows and residual values.

If the carrying value of goodwill is considered impaired, an impairment charge is recorded to adjust it to its fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. In addition, we test goodwill annually for impairment or more frequently if changes in circumstances or the occurrence of other events suggest impairments exist. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. Changes in these estimates may result in the recognition of an impairment loss.

On our annual testing date of September 28, 2024, the fair values exceeded the carrying values for all reporting units and there were no indicators for impairment. We believe we have sufficient available information, both current and historical, to support our assumptions, judgments and estimates used in the goodwill impairment test.

REVENUE RECOGNITION

Revenue for product sales is recognized at the time the performance obligation is satisfied, which is primarily when the goods are delivered to the carrier, Free On Board (FOB) shipping point. Generally, title passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

Performance on construction contracts is reflected in operations using over time accounting, under either the cost to cost or units of delivery methods, depending on the nature of the business at individual operations. Under over time accounting using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred related to the total estimated costs. Under over time accounting using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced related to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are charged to operations in their entirety when such losses become apparent.

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

SHORT-TERM DEMAND OUTLOOK

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals below. However, in the short-term, demand in our markets has contracted, primarily due to higher short and long-term interest rates, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans to reduce or eliminate capacity of locations that are not meeting our profitability targets and reduce our SG&A costs. Our goal through these actions is to lower our cost structure and improve our operating profits by $60 million by 2026. We anticipate benefits of approximately $40 million in 2025, including approximately $26 million from planned SG&A cost reductions and $14 million from planned capacity reductions.

The following factors should be considered when evaluating our future results:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels. We anticipate lumber prices will remain near current levels, and experience more typical seasonal trends, until there is a substantial change in the balance of supply and demand. In the event higher duties on Canadian softwood lumber and new tariffs are enacted on imports generally, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to duties and tariffs without adverse financial impact after a short adjustment period.
●	Retail segment sales accounted for 39% of our net sales in 2024. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be slightly down in the first half of 2025.
●	Packaging segment sales accounted for 25% of our net sales in 2024. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be slightly down in the first half of 2025.

●	Construction segment sales accounted for 32% of our net sales in 2024.
-	The site-built business unit accounted for approximately 13% of our net sales in 2024. Approximately one-third of site-built customers are multifamily builders. The industry consensus estimate of national housing starts for 2025 is 1.36 million, with estimates generally predicting slightly positive to slightly negative growth in the coming year with single-family generally performing better than multi-family. We anticipate demand in the regions we operate to be slightly down in the first half of 2025.
-	The factory-built business unit accounted for 12% of our net sales in 2024. When evaluating future demand, we analyze data from production and shipments of manufactured housing. The National Association of Home Builders and John Burns Real Estate Consulting forecast the manufactured home shipments in 2025 to be flat to slightly down.
-	The commercial and concrete forming business units accounted for approximately 6% of our net sales in 2024. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate overall demand in this business unit to be slightly down in the first half of 2025.

LONG-TERM OUTLOOK

GOALS

Our long-term financial goals include:

●	Growing our annual unit sales by 7 to 10 percent (including smaller tuck-in acquisitions) with at least 10 percent of all sales coming from new products;
●	Achieving and sustaining a 12.5 percent EBITDA margin by continuing to enhance our capabilities and grow our portfolio and sales of value-added products, expanding geographically in our higher margin business units, and achieving operating improvements;
●	Earning an incremental return on new investment over our hurdle rate; and
●	Maintaining a conservative capital structure.

RETAIL SEGMENT

The Home Improvement Research Institute (“HIRI”) anticipates growth in home improvement spending and has forecasted 3.9% growth in 2025 and 4.1% annual growth through 2028. We continue to compete for market share for certain retail customers and face intense pricing pressure from other suppliers to this market.

Our long-term goal is to achieve sales growth by:

●	Increasing our market share of value-added products, including our Deckorators product line. Continued investment in capacity for Deckorators is expected to contribute to this increase.
●	Developing new products and increasing our emphasis on product innovation and product differentiation in order to counter commoditization trends and influences.
●	Acquiring businesses in core product categories when those opportunities exist.
●	Adding new products and customers through strategic business acquisitions or alliances.

PACKAGING SEGMENT

Our goal is to increase our sales of wood, wood alternative, and protective packaging products to a wide variety of packaging customers and manufactured wood components for OEM users. We believe the vast amount of hardwood and softwood lumber consumed for packaging applications, combined with the highly fragmented nature of this market, provides us with market share growth opportunities as a result of our competitive advantages in manufacturing, purchasing, and material utilization.

In addition, purchasers of packaging products with a wide geographic footprint increasingly desire to reduce the number of suppliers they buy from, which provides an opportunity to gain market share due to our international presence. We plan to continue to obtain market share by expanding our manufacturing capacity, enhancing our capabilities and product offerings to enhance the solutions we offer our customers, and improving our ability to serve large regional and international customers in targeted markets.

We plan to continue to pursue acquisition opportunities that meet our strategic criteria and help us meet these objectives.

Market indicators that should be considered when evaluating future demand for our products in the packaging segment include industrial production, durable goods manufacturing, the Purchasing Managers Index, and U.S. GDP growth.

CONSTRUCTION SEGMENT

The industry consensus estimate of national housing starts for 2025 is 1.36 million, with estimates generally predicting slightly positive to slightly negative growth in the coming year with single-family generally performing better than multi-family.  Housing starts are projected to increase low single-digits in both 2026 and 2027.

The National Association of Home Builders forecasts a 2% decrease in manufactured home shipments from 2024 to 2025 and a 2% compounded annual growth rate through 2027.

Non-residential construction spending is a market indicator that should be considered when evaluating future demand for our products in our Commercial and Concrete Forming business units within our Construction segment.

GROSS PROFIT

As a result of more challenging market conditions, we have developed and are executing plans to reduce or eliminate capacity of locations that are not meeting our profitability targets. We anticipate these actions will improve operating profits by $14 million in 2025.

In addition, we believe the following factors are likely to impact our gross profits and margins in the future:

●	End market demand and our ability to grow and leverage fixed costs and price our products based on the value we offer our customers.
●	Our ability to maintain market share and gross margins on products sold to our largest customers. We believe our level of service, geographic diversity, and quality of products provides an added value to our customers. However, if our customers are unwilling to pay for these advantages, our sales and gross margins may be reduced.
●	Sales mix of value-added and commodity products and our ability to sell new products. We anticipate significant growth in our Deckorators branded products that use our patented SureStone technology.
●	Fluctuations in the relative level of the Lumber Market and trends in the market price of lumber. (See “Impact of the Lumber Market on our Operating Results.”)
●	Fuel and transportation costs.

●	Rising labor and benefit costs.
●	Our ability to continue to achieve productivity improvements as our unit sales increase and planned cost reductions through continuous improvement activities, automation, and other initiatives.
●	Changes in the cost of complying with new or increased government regulations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

As indicated above, we are taking actions to reduce our cost structure to better align it with current demand. We are also investing in the resources needed to achieve our long-term objectives for growth, product innovation, building brand awareness for certain products, and improving our efficiency through technology. With these considerations in mind, we have targeted selling, general, and administrative expenses (SG&A) totaling approximately $565 million in 2025, excluding highly variable sales incentive and bonus expenses tied to profitability and return on investment. This target amount is comparable to our 2024 expenses and is comprised of approximately $26 million of planned cost reductions offset by $6 million of increases primarily associated with new greenfield operations, technology improvements and product innovation, and a $20 million increase in our Deckorators advertising expenses as we invest in building the SureStone brand. Additionally, we anticipate sales incentives will range from 3% to 4% of gross profits and bonus expense will range from 16% to 18% of pre-bonus operating profits plus approximately $31 million associated with the vesting expense of shares granted in prior years under our bonus plan. See Note H — Common Stock for discussion of future compensation costs related to long-term share-based bonus awards.

On a long-term basis, we expect that our SG&A expenses will primarily be impacted by:

●	Our growth in sales to the Packaging and the Construction segments. Our sales to these segments require a higher ratio of SG&A costs due, in part, to product design and engineering requirements.
●	Sales of new products and value-added, branded products to the Retail segment, which generally require higher product development, marketing, advertising, and other selling costs.
●	Our incentive compensation programs which are tied to gross profits, pre-bonus earnings from operations and threshold levels of return on investment.
●	Our growth and success in achieving continuous improvement objectives designed to improve our productivity and leverage our fixed costs as we grow.

LIQUIDITY AND CAPITAL RESOURCES

Our cash cycle will continue to be impacted in the future by our mix of sales by segment. Sales from our Construction and Packaging segments require a greater investment in receivables than sales to our Retail segment, while our Retail segment generally requires a greater investment in inventory. Also, our net investment in trade receivables, inventory, and accounts payable will continue to be impacted by the level of lumber prices.

Additionally, we expect to spend approximately $300 million to $350 million on capital expenditures, incur depreciation of approximately $133 million, and incur amortization and other non-cash expenses of approximately $53 million in 2025.

On December 28, 2024, we had outstanding purchase commitments on capital projects of approximately $142.8 million. We intend to fund capital expenditures and purchase commitments through our operating cash flows and availability under our revolving credit facility which is considered sufficient to meet these commitments and working capital needs.

Our dividend rates are reviewed and approved at each of our February, April, July, and October board meetings and payments are made in March, June, September, and December of each year. On February 13, 2025, our board approved a quarterly cash dividend of $0.35 per share, which represents a 6% increase from December 2024. This dividend will be payable on March 17, 2025, to shareholders of record on March 3, 2025. Our board considers our dividend yield, payout ratios relative to earnings and operating cash flow, and potential variability of future results, among other factors, as part of its decision-making process.

We have a share repurchase program approved by our Board of Directors, and on July 24, 2024, our board authorized the repurchase of up to $200 million worth of shares of outstanding stock through July 31, 2025. As of February 19, 2025, we have approximately $191 million of remaining availability under this authorization. In the past, we have repurchased shares in order to offset the effect of issuances resulting from our employee benefit plans and at opportune times when our stock price falls to predetermined levels.

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

On December 28, 2024, the estimated fair value of our long-term debt, including the current portion, was $201.2 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments, excluding debt issuance costs, are as follows:

($US equivalents, in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$209	$300	$465	$40,254	$281	$185,307	$226,816
Average interest rate	9.57%	9.60%	9.60%	4.14%	9.60%	3.36%
Variable Rate ($US)	$3,916	$—	$—	$—	$3,300	$—	$7,216
Average interest rate(1)	9.60%	—%	—%	—%	3.32%	—%
(1) Average of rates at December 28, 2024

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UFP Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UFP Industries, Inc. and subsidiaries (the "Company") as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024 , of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UFP Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UFP Industries, Inc. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net Sales – Point in Time Revenue - Refer to Note A to the financial statements.

Critical Audit Matter Description

The Company’s point in time revenue for product sales is recognized at the time the performance obligation is satisfied and the majority of the Company’s contracts have a single performance obligation. Generally, title and control passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, the shipping process is typically completed the same day.

Auditing point in time revenue required a significant extent of effort, including the involvement of professionals in our firm with expertise in information technology.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to point in time revenue included the following, among others:

●	With the assistance of professionals in our firm with expertise in information technology, we tested the effectiveness of controls over point in time revenue, including automated controls and general IT controls.
●	We performed substantive analytical procedures by developing independent expectations for point in time revenue and comparing the expectations to the point in time revenue that was recorded by the Company.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
February 26, 2025

We have served as the Company's auditor since 2014.

UFP INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of United States dollars, except share data)	December 28,	December 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,171,828	$1,118,329
Restricted cash	7,766	3,927
Investments	31,087	34,745
Accounts receivable, net	500,920	549,499
Inventories:
Raw materials	388,435	352,785
Finished goods	332,389	375,003
Total inventories	720,824	727,788
Refundable income taxes	20,588	29,327
Other current assets	50,012	38,474
TOTAL CURRENT ASSETS	2,503,025	2,502,089
DEFERRED INCOME TAXES	5,263	4,228
RESTRICTED INVESTMENTS	39,140	24,838
RIGHT OF USE ASSETS	114,721	103,774
OTHER ASSETS	98,409	87,438
GOODWILL	339,839	336,313
INDEFINITE-LIVED INTANGIBLE ASSETS	7,300	7,345
OTHER INTANGIBLE ASSETS, NET	152,498	175,195
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,750,211	1,559,304
Less accumulated depreciation and amortization	(859,468)	(782,727)
PROPERTY, PLANT AND EQUIPMENT, NET	890,743	776,577
TOTAL ASSETS	$4,150,938	$4,017,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$224,659	$203,055
Accrued liabilities:
Compensation and benefits	193,438	232,331
Other	62,356	66,713
Current portion of lease liability	27,870	22,977
Current portion of long-term debt	4,125	42,900
TOTAL CURRENT LIABILITIES	512,448	567,976
LONG-TERM DEBT	229,830	233,534
LEASE LIABILITY	95,095	84,885
DEFERRED INCOME TAXES	31,244	45,248
OTHER LIABILITIES	32,330	35,934
TOTAL LIABILITIES	900,947	967,577
TEMPORARY EQUITY:
Redeemable noncontrolling interest	5,366	20,030
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 60,724,308 and 61,621,004	60,724	61,621
Additional paid-in capital	403,379	354,702
Retained earnings	2,775,280	2,582,332
Accumulated other comprehensive (loss) income	(15,311)	1,106
Total controlling interest shareholders’ equity	3,224,072	2,999,761
Noncontrolling interest	20,553	30,429
TOTAL SHAREHOLDERS’ EQUITY	3,244,625	3,030,190
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,150,938	$4,017,797

See notes to consolidated financial statements.

UFP INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands of United States dollars, except per share data)	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
NET SALES	$6,652,309	$7,218,384	$9,626,739
COST OF GOODS SOLD	5,425,567	5,799,446	7,837,278
GROSS PROFIT	1,226,742	1,418,938	1,789,461
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	735,046	766,633	832,079
NET LOSS (GAIN) ON DISPOSITION AND IMPAIRMENT OF ASSETS	6,157	(260)	5,546
OTHER (GAINS) LOSSES, NET	(6,703)	6,031	1,652
EARNINGS FROM OPERATIONS	492,242	646,534	950,184
INTEREST EXPENSE	12,709	12,842	13,910
INTEREST AND INVESTMENT INCOME	(60,533)	(39,916)	(725)
EQUITY IN (EARNINGS) LOSS OF INVESTEE	(89)	2,367	2,183
INTEREST AND OTHER	(47,913)	(24,707)	15,368
EARNINGS BEFORE INCOME TAXES	540,155	671,241	934,816
INCOME TAXES	121,422	156,784	229,852
NET EARNINGS	418,733	514,457	704,964
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,173)	(145)	(12,313)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$414,560	$514,312	$692,651

EARNINGS PER SHARE – BASIC	$6.78	$8.21	$11.05
EARNINGS PER SHARE – DILUTED	$6.77	$8.07	$10.97

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	418,733	514,457	704,964
OTHER COMPREHENSIVE (LOSS) INCOME	(19,980)	14,836	(2,498)
COMPREHENSIVE INCOME	398,753	529,293	702,466
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(610)	(4,800)	(13,485)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$398,143	$524,493	$688,981

See notes to consolidated financial statements.

UFP INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 25, 2021	$61,902	$243,995	$1,678,121	$(5,405)	$37,956	$2,016,569	$—
Net earnings			692,651		12,210	704,861	103
Foreign currency translation adjustment				(1,841)	1,802	(39)	(630)
Unrealized loss on investments and other				(1,829)		(1,829)
Distributions to NCI					(12,024)	(12,024)
Contributions to NCI					538	538
NCI related to business combinations						—	(234)
Redeemable NCI					(7,641)	(7,641)	7,641
Cash dividends - $0.95 per share			(58,860)			(58,860)
Issuance of 44,012 shares under employee stock purchase plan (ESPP)	44	2,725				2,769
Issuance of 805,562 shares under stock grant programs	806	9,919	25			10,750
Issuance of 113,384 shares under deferred compensation plan	113	(113)				—
Repurchase of 1,246,616 shares	(1,247)		(94,527)			(95,774)
Expense associated with share-based compensation arrangements		27,987				27,987
Accrued expense under deferred compensation plans		9,516				9,516
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			514,312		663	514,975	(518)
Foreign currency translation adjustment				9,762	4,267	14,029	388
Unrealized gain on investments and other				419		419
Other		(817)			930	113	43
Distributions to NCI					(7,355)	(7,355)
Purchase of remaining NCI of subsidiary		(1,210)			(917)	(2,127)
NCI related to business combinations						—	13,237
Cash dividends - $1.10 per share			(68,238)			(68,238)
Issuance of 32,944 shares under ESPP	33	2,717				2,750
Issuance of 820,591 shares under stock grant programs	821	14,485	22			15,328
Issuance of 124,145 shares under deferred compensation plan	124	(124)				—
Repurchase of 974,869 shares	(975)		(81,174)			(82,149)
Expense associated with share-based compensation arrangements		34,727				34,727
Accrued expense under deferred compensation plans		10,895				10,895
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			414,560		5,413	419,973	(1,240)
Foreign currency translation adjustment				(16,428)	(3,441)	(19,869)	(122)
Unrealized loss on investments and other				11		11
Other		(242)				(242)
Distributions to NCI					(11,848)	(11,848)
Purchase of remaining NCI of subsidiary		8,400				8,400	(13,302)
Cash dividends - $1.32 per share			(80,782)			(80,782)
Issuance of 27,898 shares under ESPP	28	2,784				2,812
Issuance of 380,548 shares under stock grant programs	380	5,923	77			6,380
Issuance of 104,124 shares under deferred compensation plan	104	(104)				—
Repurchase of 1,409,266 shares	(1,409)	(17,686)	(140,907)			(160,002)
Expense associated with share-based compensation arrangements		37,938				37,938
Accrued expense under deferred compensation plans		11,664				11,664
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366

See notes to consolidated financial statements

UFP INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of United States dollars)	Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$418,733	$514,457	$704,964
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	124,641	110,563	94,063
Amortization of intangibles	23,521	21,327	19,499
Expense associated with share-based and grant compensation arrangements	38,163	34,899	28,156
Deferred income taxes	(15,382)	(5,573)	(16,289)
Unrealized (gain) loss on investments and other	(1,217)	(2,435)	5,768
Equity in (earnings) loss of investee	(89)	2,367	2,183
Net loss (gain) on sale, disposition and impairment of assets	678	(260)	1,285
Impairment of goodwill and other intangibles	5,479	—	4,261
Gain from reduction of estimated earnout liability	(2,460)	(3,177)	—
Changes in:
Accounts receivable	47,070	81,659	130,704
Inventories	6,356	250,561	718
Accounts payable and cash overdraft	22,394	(3,578)	(137,907)
Accrued liabilities and other	(25,316)	(40,920)	(5,838)
NET CASH FROM OPERATING ACTIVITIES	642,571	959,890	831,567
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(232,274)	(180,382)	(174,124)
Proceeds from sale of property, plant and equipment	11,501	3,291	3,805
Acquisitions, net of cash received and purchase of equity method investment	(29,830)	(52,383)	(180,151)
Purchases of investments	(55,397)	(29,806)	(19,875)
Proceeds from sale of investments	30,844	29,935	12,874
Other	4,406	(10,819)	3,535
NET CASH USED IN INVESTING ACTIVITIES	(270,750)	(240,164)	(353,936)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	29,913	28,462	605,101
Repayments under revolving credit facilities	(32,256)	(30,125)	(607,549)
Repayments of debt	(40,000)	(29)	(38,719)
Repayment of debt on behalf of investee	(6,303)	—	—
Contingent consideration payments and other	(4,868)	(6,262)	(2,856)
Proceeds from issuance of common stock	2,811	2,750	2,769
Dividends paid to shareholders	(80,782)	(68,238)	(58,860)
Distributions to noncontrolling interest	(11,848)	(7,355)	(12,024)
Purchase of remaining noncontrolling interest of subsidiary	(4,902)	—	—
Payments to taxing authorities in connection with shares directly withheld from employees	(17,838)	—	—
Repurchase of common stock	(141,120)	(82,149)	(95,774)
Other	73	86	(2,298)
NET CASH USED IN FINANCING ACTIVITIES	(307,120)	(162,860)	(210,210)
Effect of exchange rate changes on cash	(7,363)	5,767	979
NET CHANGE IN CASH AND CASH EQUIVALENTS	57,338	562,633	268,400
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,122,256	559,623	291,223
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,179,594	$1,122,256	$559,623
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,118,329	$559,397	$286,662
Restricted cash, beginning of period	3,927	226	4,561
Cash, cash equivalents, and restricted cash, beginning of period	$1,122,256	$559,623	$291,223
Cash and cash equivalents, end of period	$1,171,828	$1,118,329	$559,397
Restricted cash, end of period	7,766	3,927	226
Cash, cash equivalents, and restricted cash, end of period	$1,179,594	$1,122,256	$559,623
SUPPLEMENTAL INFORMATION:
Interest paid	$12,762	$12,736	$13,953
Income taxes paid	128,115	158,145	274,616
NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable	$3,485	$3,178	3,185
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$11,920	$10,978	$9,282

See notes to consolidated financial statements

UFP INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

We are a holding company whose subsidiaries supply products primarily made from wood, wood and non-wood composites, and other materials to three markets: retail, construction and packaging. Founded in 1955, we are headquartered in Grand Rapids, Michigan, with affiliates throughout the United States, Mexico, Canada, Spain, India, United Arab Emirates and Australia.

PRESENTATION CURRENCY

The accompanying consolidated financial statements are presented in United States dollars (“US dollars” or “USD”), unless otherwise indicated.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC"), represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of December 28, 2024, the carrying value of our investment in Dempsey is $56.4 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

NONCONTROLLING INTEREST IN SUBSIDIARIES

Noncontrolling interest in results of operations of consolidated subsidiaries represents the noncontrolling shareholders’ share of the income or loss of various consolidated subsidiaries. The noncontrolling interest reflects the original investment by these noncontrolling shareholders combined with their proportional share of the earnings or losses of these subsidiaries, net of distributions paid.

FISCAL YEAR

Our fiscal year is a 52 or 53 week period, ending on the last Saturday of December. Unless otherwise stated, references to 2024, 2023, and 2022 relate to the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Fiscal years 2024 and 2023 were comprised of 52 weeks and fiscal year 2022 was comprised of 53 weeks.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

We follow ASC Topic 820, Fair Value Measurements and Disclosures, which provides a consistent definition of fair value, focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-tier hierarchy for fair value measurements. This topic requires fair value measurements to be classified and disclosed in one of the following three categories:

●	Level 1 — Financial instruments with unadjusted, quoted prices listed on active market exchanges.
●	Level 2 — Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. Financial instrument values are determined using prices for recently traded financial instruments with similar underlying terms and direct or indirect observational inputs, such as interest rates and yield curves at commonly quoted intervals.
●	Level 3 — Financial instruments not actively traded on a market exchange and there is little, if any, market activity. Values are determined using significant unobservable inputs or valuation techniques.

Our investment portfolio includes restricted investments within our wholly-owned subsidiary, Ardellis Insurance Ltd. There are $39.1 million and $24.8 million of restricted investments recorded as of December 28, 2024 and December 30, 2023, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three  onths or less.

INVESTMENTS

Investments are deemed to be "available for sale" and are, accordingly, carried at fair value being the quoted market value.

ACCOUNTS RECEIVABLE AND ALLOWANCES

We perform periodic credit evaluations of our customers and generally do not require collateral. Accounts receivable are due under a range of terms we offer to our customers. Discounts are offered, in most instances, as an incentive for early payment.

We base our allowances related to receivables on historical credit and collections experience, reasonable and supportable forecasts, and the specific identification of other potential problems, including the general economic climate. Actual collections can differ, requiring adjustments to the allowances. Individual accounts receivable balances are evaluated on a monthly basis, and those balances considered uncollectible are charged to the allowance.

The following table presents the activity in our accounts receivable allowances (in thousands):

		Additions
		Charged to
	Beginning	Costs and		Ending
	Balance	Expenses	Deductions*	Balance
Year Ended December 28, 2024:
Allowance for possible losses on accounts receivable	$5,133	$65,463	$(66,392)	$4,204
Year Ended December 30, 2023:
Allowance for possible losses on accounts receivable	$11,727	$56,522	$(63,116)	$5,133
Year Ended December 31, 2022:
Allowance for possible losses on accounts receivable	$5,085	$79,862	$(73,220)	$11,727
*	Includes accounts charged off, discounts given to customers and actual customer returns and allowances.

We record estimated sales returns, discounts, and other applicable adjustments as a reduction of net sales in the same period revenue is recognized.

Accounts receivable retainage amounts related to long term construction contracts totaled $8.6 million and $8.2 million as of December 28, 2024 and December 30, 2023, respectively. All amounts are expected to be collected within 18 months. Concentration of accounts receivable related to our two largest customers totaled $112.1 million and $118.0 million as of December 28, 2024 and December 30, 2023, respectively.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. Also, this ASU requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on the financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Although the ASU only modifies our required income tax disclosures, we are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We have adopted this new standard in 2024. Our  disclosures required by the new standard have been provided and updated retrospectively for all periods presented. Refer to Note M — Segment Reporting.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The cost of inventories includes raw materials, direct labor, and manufacturing overhead and is determined using the weighted average cost method. Raw materials consist primarily of unfinished wood products and other materials expected to be manufactured or treated prior to sale, while finished goods represent various manufactured and treated wood products ready for sale. We have inventory on consignment at customer locations valued at $21.8 million as of December 28, 2024 and $23.2 million as of December 30, 2023.

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Expenditures for renewals and betterments are capitalized, and maintenance and repairs are expensed as incurred. The components of property, plant and equipment as of December 28, 2024 and December 30, 2023 were as follows:

	Year Ended
	December 28,	December 30,
	2024	2023
Land and improvements	$200,732	$185,188
Building and improvements	430,795	400,232
Machinery and equipment	977,631	884,880
Furniture and fixtures	35,060	26,275
Construction in progress	105,993	62,729
Total Property, Plant and Equipment, Gross	$1,750,211	$1,559,304

Amortization of assets held under finance leases is included in depreciation and amortized over the shorter of the estimated useful life of the asset or the lease term. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Land improvements	5 to 15 years
Buildings and improvements	10 to 32 years
Machinery, equipment and office furniture	2 to 20 years

Software costs are included in machinery and equipment on the balance sheet with gross amounts and accumulated amortization totaling $5.0 million and $4.8 million as of December 28, 2024, and $5.8 million and $5.7 million as of December 30, 2023, respectively.

LONG-LIVED ASSETS

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), when an indicator of potential impairment exists, we evaluate the recoverability of our long-lived assets by determining whether unamortized balances could be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows was less than the carrying value of the assets, an impairment loss would be recognized for the excess of the carrying value over the fair value.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests at least annually in accordance with ASC 350, Intangibles-Goodwill and Other. We review the carrying amounts of goodwill and other non-amortizable intangibles by reporting unit to determine if such assets may be impaired. As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of September 28, 2024, it was determined that the fair values exceeded the carrying values and there were no indicators for impairment for all of our reporting units. In the fourth quarter of 2022, we recorded a non-cash goodwill impairment charge of $2.5 million related to the Italian reporting unit within our all other segment. Subsequently, the Italian reporting unit was divested in 2023. We believe we have sufficient available information, both current and historical, to support our assumptions, judgments and estimates used in the goodwill impairment test.

Our annual testing date for evaluating goodwill and indefinite-lived intangible asset impairment is the first day of our fourth fiscal quarter for all reporting units. Additionally, we review various triggering events throughout the year to determine whether a mid-year impairment analysis is required.

FOREIGN CURRENCY

Our foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities are translated at exchange rates as of the balance sheet date and revenues and expenses are translated using weighted average rates, with translation adjustments included as a separate component of shareholders’ equity. Gains and losses arising from re-measuring foreign currency transactions are included in earnings.

INSURANCE RESERVES

Our wholly-owned insurance company, Ardellis Insurance Ltd.(“Ardellis”), was incorporated on April 21, 2001 under the laws of Bermuda and is licensed as a Class 3A insurer under the Insurance Act 1978 of Bermuda.  On April 14, 2017 the U.S. Branch of Ardellis Insurance Ltd. was granted its Certificate of Authority to transact property and casualty insurance lines as an admitted carrier in the State of Michigan.

We are primarily self-insured for certain employee health benefits, and have self-funded retentions for general liability, automobile liability, property and workers’ compensation. We are fully self-insured for environmental liabilities. The general liability, automobile liability, property, workers’ compensation, and certain environmental liabilities are managed through Ardellis; the related assets and liabilities are included in the consolidated financial statements as of December 28, 2024 and December 30, 2023. Our policy is to accrue amounts equal to actuarially determined or internally computed liabilities. The actuarial and internal valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical cost trends, and changes in claims experience could cause these estimates to change in the future.

In addition to providing coverage for the Company, Ardellis provides Excess Loss Insurance (primarily medical and prescription drug) and Excess General Liability and Property Insurance to certain third parties. As of December 28, 2024, Ardellis had 232 such contracts in place. Reserves associated with these contracts were $12.1 million at December 28, 2024, and $7.5 million at December 30, 2023, and are accrued based on third party actuarial valuations of the expected future liabilities.

INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

REVENUE RECOGNITION

Within the three primary segments (Retail, Packaging, and Construction) that the Company operates, there are a variety of written agreements governing the sale of our products and services. The transaction price is stated at the purchase order level, which includes shipping and/or freight costs and any applicable governmental authority taxes. The majority of our contracts have a single performance obligation concentrated around the delivery of goods to the carrier, Free On Board (FOB) shipping point. Therefore, revenue is recognized when this performance obligation is satisfied. Generally, title and control passes at the time of shipment. In certain circumstances, the customer takes title when the shipment arrives at the destination. However, our shipping process is typically completed the same day.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Year Ended
	December 28,	December 30,	December 31,	2024 vs. 2023	2023 vs. 2022
	2024	2023	2022	% Change	% Change
Point in Time Revenue	$6,489,190	$7,069,690	$9,442,794	(8.2)%	(25.1)%
Over Time Revenue	163,119	148,694	183,945	9.7%	(19.2)%
Total Net Sales	$6,652,309	$7,218,384	$9,626,739	(7.8)%	(25.0)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts on December 28, 2024 and December 30, 2023 which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	December 28,	December 30,
	2024	2023
Cost and Earnings in Excess of Billings	$7,478	$3,572
Billings in Excess of Cost and Earnings	6,483	9,487

SHIPPING AND HANDLING OF PRODUCT

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue. Costs incurred related to the shipment and handling of products are classified in cost of goods sold.

SHARE-BASED COMPENSATION

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). Forfeitures are recognized as they occur.

EARNINGS PER SHARE

Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Participating securities include non-vested shares of restricted stock in which the participants have non-forfeitable rights to dividends during the performance period. EPS, basic and diluted, is calculated by dividing net earnings attributable to controlling interest, net of applicable taxes, by the weighted average number of shares of common stock outstanding for the period. The computation of EPS is as follows (in thousands):

	December 28,	December 30,	December 31,
	2024	2023	2022
Numerator:
Net earnings attributable to controlling interest	$414,560	$514,312	$692,651
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(16,096)	(25,139)	(27,488)
Net earnings for calculating EPS	$398,464	$489,173	$665,163
Denominator:
Weighted average shares outstanding	61,402	62,683	62,667
Adjustment for non-vested restricted common stock equivalents	(2,648)	(3,064)	(2,487)
Shares for calculating basic EPS	58,754	59,619	60,180
Effect of dilutive restricted common stock equivalents	124	1,020	473
Shares for calculating diluted EPS	58,878	60,639	60,653
Net earnings per share:
Basic	$6.78	$8.21	$11.05
Diluted	$6.77	$8.07	$10.97

USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We believe our estimates to be reasonable; however, actual results could differ from these estimates.

B.FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets and liabilities measured at fair value are as follows (in thousands):

	December 28, 2024				December 30, 2023
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$356,700	$21,150	$—	$377,850	$492,800	$6,133	$—	$498,933
Fixed income funds	5,272	33,076	—	38,348	5,112	18,976	—	24,088
Treasury securities	344	—	—	344	344	—	—	344
Equity securities	16,431	—	26,000	42,431	16,411	—	10,500	26,911
Alternative investments	—	—	4,044	4,044	—	—	4,052	4,052
Mutual funds:
Domestic stock funds	9,534	—	—	9,534	13,330	—	—	13,330
International stock funds	641	—	—	641	509	—	—	509
Target funds	10	—	—	10	9	—	—	9
Bond funds	6	—	—	6	5	—	—	5
Alternative funds	477	—	—	477	474	—	—	474
Total mutual funds	10,668	—	—	10,668	14,327	—	—	14,327
Total	$389,415	$54,226	$30,044	$473,685	$528,994	$25,109	$14,552	$568,655

From the assets measured at fair value as of December 28, 2024, listed in the table above, $377.4 million of money market funds are held in Cash and Cash Equivalents, $31.0 million of mutual funds, equity securities, and alternative investments are held in Investments, $26.0 million of equity securities are held in Other Assets, $0.2 million of mutual funds are held in Other Assets for our deferred compensation plan, and $38.7 million of fixed income funds and $0.4 million of money market funds are held in Restricted Investments. As of December 30, 2023, $34.8 million of mutual funds, equity securities, and alternative investments were held in Investments, $498.5 million of money market funds were held in Cash and Cash Equivalents, $10.5 million of equity securities are held in Other Assets, $0.1 million of mutual funds were held in Other Assets for our deferred compensation plan, and $24.4 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

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

We made $15.5 million and $10.5 million of investments through our Innov8 Fund during 2024 and 2023, respectively, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.”

In accordance with our investment policy, our wholly-owned company, Ardellis Insurance Ltd. ("Ardellis"), maintains an investment portfolio, totaling $69.8 million and $59.2 million as of December 28, 2024 and December 30, 2023, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	December 28, 2024			December 30, 2023
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$39,645	$(1,297)	$38,348	$25,514	$(1,426)	$24,088
Treasury securities	344	—	344	344	—	344
Equity	13,161	3,270	16,431	13,523	2,888	16,411
Mutual funds	8,549	2,064	10,613	12,348	1,934	14,282
Alternative investments	3,321	723	4,044	3,211	841	4,052
Total	$65,020	$4,760	$69,780	$54,940	$4,237	$59,177

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain was $4.8 million and $4.2 million as of December 28, 2024 and December 30, 2023. Carrying amounts above are recorded in the investments and restricted investments line items within the balance sheet as of December 28, 2024 and December 30, 2023.

C.BUSINESS COMBINATIONS

We completed the following business combinations in fiscal 2024 and 2023, which were accounted for using the purchase method (in thousands).

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	December 23, 2024	$29,830 consideration for 100% asset purchase	$12,650	$17,180	Packaging
C&L Wood Products (C&L)

Located in Hartselle, AL and founded in 1975, C&L is a manufacturer of quality pallets, mulch, and other wood products. The company had trailing 12-month sales of approximately $25 million through November 2024.

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

On August 8, 2024 we purchased the remaining 20% equity interest in UFP Palets from Palets Suller, SL.

The intangible assets for each acquisition were finalized and allocated to their respective identifiable intangible asset and goodwill accounts during 2024, , except for the acquisition of C&L. In aggregate, acquisitions made during 2024 and 2023, contributed approximately $17.9 million in net sales and $5.2 million in operating loss during 2024.

The amounts assigned to major intangible classes for the business combinations mentioned above are as follows (in thousands):

	Non-						Intangibles -
	Compete			Customer			Tax
	Agreements	Technology	Patents	Relationships	Tradename	Goodwill	Deductible
UFP Palets	$—	$—	$—	$36,708	$—	$7,077	$43,785
C&L	—	—	—	6,945	—	5,705	12,650

The business combinations described above were not significant to our operating results individually or in aggregate, and thus pro forma results for 2024 and 2023 are not presented.

D.GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note M — Segment Reporting, our segment structure is based upon the markets we serve and goodwill has been allocated to the segments using a relative fair value approach. The changes in the net carrying amount of goodwill by reporting segment for the years ended December 28, 2024 and December 30, 2023, are as follows (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 31, 2022	$85,114	$148,909	$87,670	$15,627	$—	$337,320
2023 Acquisitions	—	—	—	7,077	—	7,077
2023 Purchase Accounting Adjustments	(979)	(7,867)	—	—	—	(8,846)
Foreign Exchange, Net	69	—	135	558	—	762
Balance as of December 30, 2023	$84,204	$141,042	$87,805	$23,262	$—	$336,313
2024 Acquisitions	—	5,705	—	—	—	5,705
Foreign Exchange, Net	(88)	—	(404)	(1,687)	—	(2,179)
Balance as of December 28, 2024	$84,116	$146,747	$87,401	$21,575	$—	$339,839

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of September 28, 2024, all reporting units had fair values that were substantially in excess of their carrying values.

Indefinite-lived intangible assets totaled $7.3 million as of December 28, 2024 and December 30, 2023 related to the commercial unit within the Construction segment, the international unit within the All Other segment, and the Deckorators unit within the Retail segment.

The following amounts were included in other amortizable intangible assets, net as of December 28, 2024 and December 30, 2023 (in thousands):

	2024			2023
		Accumulated			Accumulated
	Assets	Amortization	Net Value	Assets	Amortization	Net Value
Non-compete agreements	$8,908	$(6,332)	$2,576	$9,886	$(5,966)	$3,920
Customer relationships and other	165,633	(51,645)	113,988	171,029	(43,403)	127,626
Patents	1,602	(988)	614	1,622	(898)	724
Technology	12,600	(3,406)	9,194	12,600	(2,173)	10,427
Tradename	36,946	(15,085)	21,861	39,831	(12,320)	27,511
Software	8,605	(4,340)	4,265	7,666	(2,679)	4,987
Total	$234,294	$(81,796)	$152,498	$242,634	$(67,439)	$175,195

Amortization is computed principally by the straight-line method over the estimated useful lives of the intangible assets as follows:

Weighted Average
Intangible Asset Type	Estimated Useful Life	Amortization Period
Non-compete agreements	2 to 15 years	7.7 years
Customer relationships and other	5 to 15 years	10.3 years
Patents	10 years	10 years
Technology	5 to 12 years	11 years
Tradename (amortizable)	5 to 25 years	10.8 years
Software	3 to 5 years	3.1 years

Amortization expense of intangibles totaled $23.5 million, $21.3 million and $19.5 million in 2024, 2023 and 2022, respectively. The estimated amortization expense for intangibles for each of the five succeeding fiscal years is as follows (in thousands):

2025	$23,222
2026	20,825
2027	19,103
2028	17,942
2029	17,144
Thereafter	54,262
Total	$152,498

E.DEBT

As of December 6, 2022, we entered into a five-year, $750 million unsecured revolving credit facility with a syndicate of U.S. banks.  This facility includes up to $60 million which may be advanced in the form of letters of credit, and up to $100 million (U.S. dollar equivalent) which may be advanced in Canadian dollars, Australian dollars, Sterling, Euros and such other foreign currencies as may subsequently be agreed upon among the parties. Cash borrowings are charged interest based upon an index selected by the Company, plus a margin that is determined based upon the index selected and upon the financial performance of the Company and certain of its subsidiaries. We are charged a facility fee on the entire amount of the lending commitment, at a per annum rate ranging from 15.0 to 30.0 basis points, also determined based upon our performance. The facility fee is payable quarterly in arrears.

Outstanding letters of credit extended on our behalf on December 28, 2024 and December 30, 2023 aggregated $39.7 million and $47.8 million. These letters of credit are comprised of $37.3 million issued under the revolving credit facility, including approximately $3.3 million related to industrial development revenue bonds, and $2.3 million issued outside of the facility. We had no amount outstanding on the revolver at December 28, 2024, and an outstanding balance on the revolver of $3.7 million, which includes foreign subsidiary borrowings, at December 30, 2023. After considering letters of credit, we had $712.7 million and $709.0 million in remaining availability on the revolver on December 28, 2024, and December 30, 2023, respectively. Letters of credit have one-year terms, include an automatic renewal clause, and are charged an annual interest rate of 112.5 to 122.5 basis points, based upon our financial performance.

Long-term debt obligations are summarized as follows on December 28, 2024 and December 30, 2023 (amounts in thousands):

	2024	2023
Series 2020 Senior Notes E, due on August 10, 2032, interest payable semi-annually at 3.04%	$50,000	$50,000
Series 2020 Senior Notes F, due on August 10, 2033, interest payable semi-annually at 3.08%	50,000	50,000
Series 2020 Senior Notes G, due on August 10, 2035, interest payable semi-annually at 3.15%	50,000	50,000
Series 2018 Senior Notes C, due on June 14, 2028, interest payable semi-annually at 4.20%	40,000	40,000
Series 2018 Senior Notes D, due on June 14, 2030, interest payable semi-annually at 4.27%	35,000	35,000
Series 2012 Senior Notes Tranche B, due on December 17, 2024, interest payable semi-annually at 3.98%	—	40,000
Foreign subsidiary borrowings under revolving credit facility, due on December 6, 2027, interest payable monthly at a floating rate (5.44% on December 30, 2023)	—	3,692
Series 1999 Industrial Development Revenue Bonds, due on August 1, 2029, interest payable monthly at a floating rate (3.32% on December 28, 2024 and 3.33% on December 30, 2023)	3,300	3,300
Finance leases and foreign affiliate debt	5,732	4,592
	234,032	276,584
Less current portion	(4,125)	(42,900)
Less debt issuance costs	(77)	(150)
Long-term portion	$229,830	$233,534

Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest coverage tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold among other industry standard covenants. We were within all of our lending requirements on December 28, 2024 and December 30, 2023.

On December 28, 2024, the principal maturities of long-term debt and finance lease obligations are as follows (in thousands):

2025	$4,093
2026	291
2027	456
2028	40,246
2029	3,575
Thereafter	185,294
Total	$233,955

On December 28, 2024, the estimated fair value of our long-term debt, including the current portion, was $201.2 million, which was $32.8 million less than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. We consider the valuations of our long-term debt, including the current portion, to be Level 2 liabilities which rely on quoted prices in markets that are not active or observable inputs over the full term of the liability.

F.LEASES

We determine if an arrangement is a lease at inception. We lease certain real estate under non-cancelable operating lease agreements with typical original terms ranging from one to ten years. We are required to pay real estate taxes and other occupancy costs under certain leases, which are variable in nature and not included in the right of use asset or lease liability. Certain leases carry renewal options of five to fifteen years. We believe that future leases will likely have similar terms. We also lease motor vehicles, equipment, and an aircraft under operating lease agreements for periods of one to ten years. We do not typically enter into leases with residual value guarantees. There were no restrictions or covenants imposed by any lease agreements.

We believe finance leases have no significant impact to our consolidated balance sheet and statement of earnings as of December 28, 2024.

As of December 28, 2024, we have no leases that have not yet commenced that would significantly impact our financial position.

There were no lease transactions between related parties as of December 28, 2024.

The rates implicit in our leases are primarily not readily available. To determine the discount rate used to present value the lease payments, we utilize the 7-year treasury note rate plus a blend of rate spreads associated with our 10 to 15 year senior notes along with estimated spreads based on current market conditions. We feel the determined rate is a reasonable representation of our lease population.

Lease costs under non-cancelable operating leases on December 28, 2024 and December 30, 2023 are as follows (in thousands):

	2024	2023
Operating lease cost	$39,914	$33,829
Short-term lease cost	8,461	9,525
Variable lease cost	6,373	6,332
Sublease income	(2,468)	(2,267)
Total lease cost	$52,280	$47,419

Rent expense was approximately $54.7 million, $49.7 million, and $48.2 million in 2024, 2023, and 2022, respectively.

The amounts paid for operating leases, included in the measurement of lease liabilities, were $35.2 million in the year ended December 28, 2024 and $32.4 million in the year ended December 30, 2023. In addition, right-of-use assets obtained in exchange for new operating lease liabilities were approximately $45.6 million and $35.4 million, respectively, for the years ended December 28, 2024 and December 30, 2023.

Future minimum payments under non-cancelable operating leases on December 28, 2024 are as follows (in thousands):

Operating
Leases
2025	$33,151
2026	30,665
2027	21,085
2028	16,049
2029	10,527
Thereafter	33,769
Total minimum lease payments	$145,246
Less present value discount	(22,281)
Total lease liability	$122,965

As of December 28, 2024 and December 30, 2023, the weighted average lease term for operating leases was 6.91 years and 7.21 years, respectively. Similarly, the weighted average discount rate for operating leases was 4.86% and 4.53%, respectively.

G.DEFERRED COMPENSATION

We have a program whereby certain executives irrevocably elected to defer receipt of certain compensation in 1985 through 1988. Deferred compensation payments to these executives commenced upon their retirement. We purchased life insurance on these executives, payable to us in amounts which, if assumptions made as to mortality experience, policy dividends, and other factors are realized, will accumulate cash values adequate to reimburse us for all payments for insurance and deferred compensation obligations. The investment in life insurance contracts as of December 28, 2024 and December 30, 2023, was $12.8 million and $12.2 million, respectively, and is recorded in “Other Assets” on the Consolidated Balance Sheet.

We also maintain a non-qualified deferred compensation plan (the "Plan") for the benefit of senior management employees who may elect to defer a portion of their annual bonus payments and salaries. The Plan provides investment options similar to our 401(k) plan, including our stock. The investment in our stock is funded by the issuance of shares to a Rabbi trust, and may only be distributed in kind. Assets held by the Plan totaled approximately $0.1 million on December 28, 2024 and December 30, 2023, respectively, and are included in "Other Assets." Related liabilities totaled $67.0 million and $57.8 million on December 28, 2024 and December 30, 2023, respectively, and are included in "Other Liabilities" and "Shareholders’ Equity." Assets associated with the Plan are recorded at fair market value. The related liabilities are also recorded at fair market value, with the exception of obligations associated with investments in our stock which are recorded at the market value on the date of deferral.

H.COMMON STOCK

We maintain and administer our shareholder approved Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares of our stock at a share price equal to 85% of fair market value on the purchase date. We have expensed the fair value of the compensation associated with these awards, which approximates the discount. The amount of expense is nominal.

We maintain and administer our shareholder approved Director Compensation Plan. The Director Compensation Plan allows eligible members of the Board of Directors to defer the cash portion of their retainer and committee fees, credited in the form of stock units, and receive shares of our stock at the time of or following their retirement, disability or death. The number of shares to be received is equal to the amount of the cash portion of their retainer and committee fees deferred multiplied by 110%, divided by the fair market value of a share of our stock at the time of deferral. The number of units is increased by the amount of dividends paid on our common stock. The units are immediately vested as of the grant date, since they are considered payment for services rendered quarterly. We recognized expense for this plan of $2.0 million in 2024, $1.9 million in 2023, and $2.0 million in 2022. This plan also allows directors to defer payment of the annual retainer paid in the form of our common stock. The number of shares to be received for their portion of the retainer that is deferred is equal to the amount of shares plus the number of shares attributable to cash dividends payable on those deferred shares.

Finally, we maintain and administer our shareholder approved Long Term Stock Incentive Plan (the "LTSIP”). The LTSIP provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, sales incentive awards, and other stock-based awards.

Executive Stock Match awards are granted in the year following the requisite service period, which begins at the beginning of each fiscal year, and fully vest on the fifth anniversary of the grant date. Refer to Notes to Consolidated Financial Statements, Note G, "Deferred Compensation" for additional information on the “Plan”.

Below is a summary of common stock issuances for 2024 and 2023 (in thousands, except per share data):

	December 28, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	28	$118.56

Shares issued under the employee stock gift program	2	120.58
Shares issued under the director compensation plan	3	119.41
Shares issued under the LTSIP	352	113.49
Shares issued under the executive stock match plan	64	111.35
Forfeitures	(41)
Total shares issued under stock grant programs	380	$113.20

Shares issued under the deferred compensation plans	104	$114.48

	December 30, 2023
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	33	$98.20

Shares issued under the employee stock gift program	2	95.42
Shares issued under the director retainer stock program	3	92.82
Shares issued under the LTSIP	756	86.14
Shares issued under the executive stock grants plan	75	85.89
Forfeitures	(15)
Total shares issued under stock grant programs	821	$86.16

Shares issued under the deferred compensation plans	124	$88.43

A summary of the nonvested restricted stock awards granted under the LTSIP is as follows:

				Weighted-
			Unrecognized	Average
		Weighted-	Compensation	Period to
	Restricted	Average Grant	Expense	Recognize
	Awards	Date Fair Value	(in millions)	Expense
Nonvested at December 25, 2021	1,627,032	$45.23	$6.6	0.43 years
Granted	815,874	79.97
Vested	(286,661)	34.00
Forfeited	(17,990)	54.07
Nonvested at December 31, 2022	2,138,255	$58.70	$51.4	3.74 years
Granted	830,346	86.11
Vested	(233,763)	40.50
Forfeited	(14,001)	63.54
Nonvested at December 30, 2023	2,720,837	$68.61	$76.9	3.68 years
Granted	370,830	113.12
Vested	(740,505)	47.33
Forfeited	(39,777)	88.20
Nonvested at December 28, 2024	2,311,385	$82.23	$75.4	3.26 years

Under the Employee Stock Purchase Plan and LTSIP, we recognized share-based compensation expense of $38.2 million, $34.9 million, and $28.2 million and the related total income tax benefits of $8.5 million, $8.2 million, and $6.9 million in 2024, 2023 and 2022, respectively.

For the year-ended December 28, 2024, we have estimated that $16.9 million of share-based bonus awards will be awarded to qualified employees as it relates to the Company’s 2024 performance and granted in 2025 under the LTSIP. Awards granted generally vest after a period of five years from the grant date. In addition to the share-based bonus awards, certain employees are eligible to receive performance units if certain performance metrics are achieved after three years. We have estimated that $0.7 million of performance units will be awarded in 2025. The number of shares and performance units awarded will be determined using the share price as of the grant date on February 24, 2025. As of December 28, 2024 and December 30, 2023, we recognized approximately $2.9 million and $5.0 million, respectively, of compensation expense related to share-based bonus awards and performance units for each of those respective performance years.

We have a Sales Incentive Plan for certain eligible employees. Under this plan, sales incentives are determined and calculated using a formula-based approach and estimated monthly based on specific performance metrics. This Plan places a cap on cash payments with the remaining earned incentive being settled in share-based awards. For the year-ended December 28, 2024, we have estimated that $2.1 million of share-based sales incentive awards will be awarded to qualified employees based on the 2024 performance year and granted in 2025. These awards will vest after a period of five years from the grant date. The number of shares awarded will be determined using the share price as of the grant date on February 24, 2025. As of December 28, 2024 and December 30, 2023, we recognized approximately $0.3 million and $1.0 million of compensation expense related to share-based sales incentive awards for each of those respective performance years.

In 2024, 2023 and 2022, cash received from share issuances under our plans was $2.8 million, $2.7 million and $2.8 million, respectively.

During 2024, we repurchased 1,409,266 shares of our common stock at an average share price of $113.53. During 2023, we repurchased approximately 974,869 shares of our common stock at an average share price of $84.27. Effective July 24, 2024, our board authorized the repurchase of up to $200 million worth of shares of outstanding stock through July 31, 2025. This share authorization supersedes and replaces our prior share repurchase authorizations. As of December 28, 2024, we had remaining authorization to repurchase up to $199 million worth of shares through July 31, 2025.

I.RETIREMENT PLANS

We have a profit sharing and 401(k) plan for the benefit of substantially all of our employees, excluding the employees of certain wholly-owned subsidiaries. Amounts contributed to the plan are made at the discretion of the Board of Directors. We matched 25% of employee contributions in 2024, 2023, and 2022, on a discretionary basis, totaling $7.7 million, $8.8 million, and $11.7 million respectively. Included within the total employee matched contribution was an additional matched contribution for hourly employees of $1.8 million and $4.6 million for 2023 and 2022, respectively, based on meeting certain performance goals during those years. There was no additional matched contribution for hourly employees in 2024. The basis for matching contributions may not exceed the lesser of 6% of the employee’s annual compensation or the IRS limitation.

We maintain a retirement plan for certain officers of the Company (who have at least 20 years of service with the Company and at least 10 years of service as an officer) whereby we will pay, upon retirement, certain benefits including health care benefits, for a specified period of time if certain eligibility requirements are met. Approximately $16.9 million and $15.5 million are accrued in “Other Liabilities” for this plan on December 28, 2024 and December 30, 2023, respectively.

J.INCOME TAXES

Income tax provisions for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 are summarized as follows (in thousands):

	2024	2023	2022
Currently Payable:
Federal	$101,832	$123,257	$181,029
State and local	21,751	28,580	44,646
Foreign	12,877	10,808	17,336
	136,460	162,645	243,011
Net Deferred:
Federal	(10,951)	(2,249)	(8,561)
State and local	(2,074)	(3,223)	(3,657)
Foreign	(2,013)	(389)	(941)
	(15,038)	(5,861)	(13,159)
Total income tax expense	$121,422	$156,784	$229,852

The components of earnings before income taxes consist of the following:

	2024	2023	2022
U.S.	$496,245	$633,816	$876,071
Foreign	43,910	37,425	58,745
Total	$540,155	$671,241	$934,816

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal benefits)	3.5	3.6	3.4
Tax credits, including foreign tax credit	(1.0)	(0.9)	(0.8)
Change in uncertain tax positions reserve	0.2	0.2	(0.1)
Other permanent differences	(0.6)	0.2	0.1
Other, net	(0.6)	(0.7)	1.0
Effective income tax rate	22.5%	23.4%	24.6%

Temporary differences which give rise to deferred income tax assets and (liabilities) on December 28, 2024 and December 30, 2023 are as follows (in thousands):

	2024	2023
Employee benefits	$49,666	$45,661
Lease liability	31,100	27,918
Net operating loss carryforwards	6,550	7,881
Foreign subsidiary capital loss carryforward	428	935
Other tax credits	—	31
Inventory	3,047	2,397
Reserves on receivables	2,025	2,203
Accrued expenses	3,762	3,373
Capitalized research and development costs	35,548	28,021
Gross deferred income tax assets	132,126	118,420
Valuation allowance	(3,428)	(6,014)
Deferred income tax assets	128,698	112,406
Depreciation	(84,924)	(82,617)
Intangibles	(39,525)	(43,455)
Right of use assets	(29,894)	(26,870)
Other, net	(336)	(484)
Deferred income tax liabilities	(154,679)	(153,426)
Net deferred income tax liability	$(25,981)	$(41,020)

As of December 28, 2024, we had federal, state and foreign net operating loss (NOL) carryforwards of $6.5 million, which will expire at various dates.

The NOL carryforwards expire as follows:

	Net Operating Losses
	U.S.	State	Foreign
2025 - 2029	$—	$15	$—
2030 - 2034	—	123	3,894
2035 - 2039	—	1,109	—
2040 - 2044	—	895	—
Thereafter	—	—	513
Total	$—	$2,142	$4,407

As of December 28, 2024, we believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.9 million against the various NOLs. Furthermore, there is a valuation allowance of $0.5 million against a capital loss carryforward we have for a wholly-owned subsidiary, UFP Canada, Inc. Based upon the business activity and the nature of the assets of this subsidiary, our ability to realize a future benefit from this carryforward is doubtful. The capital loss has an unlimited carryforward and therefore will not expire unless there is a change in control of the subsidiary.

The Organization of Economic Cooperation and Development (“OECD”) reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws, many of them effective for tax years beginning January 1, 2024. We continue to analyze the impacts of these legislative changes to our effective tax rate, consolidated financial statements, and related disclosures. As of December 28, 2024, we do not expect the impact of Pillar Two legislation to have a material impact on our tax expense.

K.ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

ASC 740, Income Taxes (“ASC 740”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure requirements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Gross unrecognized tax benefits beginning of year	$4,771	$3,217	$3,603
Increase (decrease) in tax positions for prior years	469	943	(216)
Increase in tax positions for current year	947	1,286	764
Lapse in statute of limitations	(680)	(675)	(934)
Gross unrecognized tax benefits end of year	$5,507	$4,771	$3,217

Our effective tax rate would have been affected by the unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

We recognized interest and penalties for unrecognized tax benefits in our provision for income taxes. The liability for unrecognized tax benefits included accrued interest and penalties of $0.6 million for the year December 28, 2024, $0.4 million for the year December 30, 2023, and $0.3 million for the year December 31, 2022.

We file income tax returns in the United States and in various state, local and foreign jurisdictions. The federal and a majority of state and foreign jurisdictions are no longer subject to income tax examinations for years before 2020. A number of routine state and local examinations are currently ongoing. Due to the potential for resolution of state examinations, the expiration of various statutes of limitation, and new positions that may be taken, it is reasonably possible that the amount of unrecognized tax benefits that would reverse through the income statement in the next twelve months is $1.3 million.

L.COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on December 28, 2024, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On December 28, 2024, we had outstanding purchase commitments on commenced capital projects of approximately $142.8 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of December 28, 2024, we had approximately $18.7 million in outstanding payment and performance bonds for open projects. We had approximately $9.2 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On December 28, 2024, we had outstanding letters of credit totaling $39.7 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of December 28, 2024, we have irrevocable letters of credit outstanding totaling approximately $36.3 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

Certain wholly owned domestic subsidiaries have guaranteed the indebtedness of UFP Industries, Inc. in certain debt agreements, including the Series 2018 and 2020 Senior Notes and our revolving credit facility. The maximum exposure of these guarantees is limited to the indebtedness outstanding under these debt arrangements and this exposure will expire concurrent with the expiration of the debt agreements.

We did not enter into any new guarantee arrangements during 2024 which would require us to recognize a liability on our balance sheet.

M.SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the chief executive officer, as he has the ultimate decision-making authority related to assessing the Company’s performance and allocating resources. The CODM assesses performance for our segments and decides how to allocate resources based on net sales, cost of goods sold, earnings from operations and net earnings. These metrics are also reported on the Consolidated Statement of Earnings and Comprehensive Income. The measure of segment assets is reported on the Consolidated Balance Sheet as total consolidated assets. The CODM uses earnings from operations and net earnings to evaluate income generated from segment assets (return on investment) in determining wage increase allocations and bonus pools, and in deciding whether to reinvest profits into the business, such as for acquisitions or to pay dividends.

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of UFP Retail Solutions, UFP Packaging and UFP Construction and align with the end markets we serve. This segment structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment. Two customers, The Home Depot and Lowes, accounted for approximately 17% and 11%, respectively, of our total net sales in fiscal 2024, 17% and 12%, respectively, of our total net sales in fiscal 2023 and 15% and 11%, respectively, in 2022.

The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, United Arab Emirates and Australia and sales and buying offices in other parts of the world and our Ardellis segment, which represents our wholly owned fully licensed captive insurance company based in Bermuda. Our International and Ardellis segments do not meet the quantitative thresholds in order to be separately reported and accordingly, the International and Ardellis segments have been aggregated in the “All Other” segment for reporting purposes.

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of net sales to external customers initiated by UFP Purchasing and UFP Transportation and over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in the Corporate column. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., UFP Purchasing, Inc., and UFP RMS, LLC. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments. The tables below are presented in thousands:

	2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$2,597,994	$1,636,563	$2,113,844	$298,190	$5,718	$6,652,309
Intersegment net sales	245,628	92,801	76,401	297,512	(712,342)	—
Cost of goods sold	2,209,195	1,335,304	1,675,346	240,518	(34,796)	5,425,567
Gross Profit	388,799	301,259	438,498	57,672	40,514	1,226,742
Selling, general, administrative expenses	209,592	191,757	262,517	39,940	31,240	735,046
Net loss (gain) on disposition and impairment of assets	3,067	6,545	673	28	(4,156)	6,157
Other (gains) losses, net	(2,964)	—	(376)	(3,572)	209	(6,703)
Earnings from operations	179,104	102,957	175,684	21,276	13,221	492,242
Interest expense	116	14	50	(3,242)	15,771	12,709
Interest and investment income	(673)	(26)	(33)	(6,114)	(53,687)	(60,533)
Equity in loss of investee	—	(89)	—	—	—	(89)
Interest and other	(557)	(101)	17	(9,356)	(37,916)	(47,913)
Earnings before income taxes	179,661	103,058	175,667	30,632	51,137	540,155
Income taxes	40,534	23,023	39,488	5,793	12,584	121,422
Net earnings	$139,127	$80,035	$136,179	$24,839	$38,553	$418,733
Other significant items:
Amortization expense	$3,992	$8,840	$2,810	$6,124	$1,755	$23,521
Depreciation expense	28,877	34,603	23,124	3,338	34,699	124,641
Segment assets	816,256	799,311	621,370	342,529	1,571,472	4,150,938
Capital expenditures	79,909	57,436	64,743	2,716	27,470	232,274

	2023
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$2,956,007	$1,838,200	$2,161,059	$259,392	$3,726	$7,218,384
Intersegment net sales	565,325	83,549	96,729	268,210	(1,013,813)	—
Cost of goods sold	2,566,572	1,422,940	1,637,329	182,047	(9,442)	5,799,446
Gross Profit	389,435	415,260	523,730	77,345	13,168	1,418,938
Selling, general, administrative expenses	213,288	219,323	279,107	51,548	3,367	766,633
Net loss (gain) on disposition and impairment of assets	800	8	9	(166)	(911)	(260)
Other losses, net	3,180	—	1,268	1,425	158	6,031
Earnings from operations	172,167	195,929	243,346	24,538	10,554	646,534
Interest expense	111	7	—	(3,020)	15,744	12,842
Interest and investment income	(168)	(6)	(10)	(5,747)	(33,985)	(39,916)
Equity in loss of investee	—	2,367	—	—	—	2,367
Interest and other	(57)	2,368	(10)	(8,767)	(18,241)	(24,707)
Earnings before income taxes	172,224	193,561	243,356	33,305	28,795	671,241
Income taxes	40,304	45,292	56,753	7,723	6,712	156,784
Net earnings	$131,920	$148,269	$186,603	$25,582	$22,083	$514,457
Other significant items:
Amortization expense	$4,566	$8,849	$2,904	$3,488	$1,520	$21,327
Depreciation expense	25,483	32,996	19,546	2,454	30,084	110,563
Segment assets	828,798	798,623	621,762	316,481	1,452,133	4,017,797
Capital expenditures	52,756	52,694	56,793	1,432	16,707	180,382

	2022
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$3,771,231	$2,394,681	$3,143,868	$311,019	$5,940	$9,626,739
Intersegment net sales	392,740	78,409	110,523	421,406	(1,003,078)	—
Cost of goods sold	3,381,555	1,808,449	2,417,212	224,864	5,198	7,837,278
Gross Profit	389,676	586,232	726,656	86,155	742	1,789,461
Selling, general, administrative expenses	200,645	250,858	328,125	59,483	(7,032)	832,079
Net loss (gain) on disposition and impairment of assets	785	131	1,349	4,309	(1,028)	5,546
Other losses (gains), net	1,524	(2)	(252)	128	254	1,652
Earnings from operations	186,722	335,245	397,434	22,235	8,548	950,184
Interest expense	177	(2)	—	(1,310)	15,045	13,910
Interest and investment income	(16)	(23)	(12)	3,128	(3,802)	(725)
Equity in loss of investee	—	2,183	—	—	—	2,183
Interest and other	161	2,158	(12)	1,818	11,243	15,368
Earnings before income taxes	186,561	333,087	397,446	20,417	(2,695)	934,816
Income taxes	46,876	81,900	97,725	4,013	(662)	229,852
Net earnings	$139,685	$251,187	$299,721	$16,404	$(2,033)	$704,964
Other significant items:
Amortization expense	$4,131	$6,925	$3,358	$4,571	$514	$19,499
Depreciation expense	20,980	28,191	15,364	1,910	27,618	94,063
Segment assets	949,008	885,878	712,837	249,097	875,253	3,672,073
Capital expenditures	55,806	55,129	54,167	3,968	5,054	174,124

Information regarding principal geographic areas was as follows (in thousands):

	2024		2023		2022
		Long-Lived		Long-Lived		Long-Lived
		Tangible		Tangible		Tangible
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$6,359,540	$906,549	$6,935,431	$779,748	$9,254,676	$770,921
Foreign	292,769	197,324	282,953	188,042	372,063	126,840
Total	$6,652,309	$1,103,873	$7,218,384	$967,790	$9,626,739	$897,761

The following table presents, for the periods indicated, our disaggregated net sales (in thousands) by business unit for each segment.

	2024	2023	2022
Retail
Deckorators	$297,217	$309,419	$326,011
ProWood	2,146,247	2,494,362	3,152,950
UFP Edge	146,379	151,095	288,782
Other	8,151	1,131	3,488
Total Retail	$2,597,994	$2,956,007	$3,771,231

Packaging (1)
Structural Packaging	$1,045,149	$1,225,204	$1,716,021
PalletOne	517,906	530,642	628,969
Protective Packaging	73,508	82,354	49,691
Total Packaging	$1,636,563	$1,838,200	$2,394,681

Construction
Factory Built	$815,577	$718,773	$1,181,837
Site Built	875,087	977,129	1,361,607
Commercial	248,777	265,079	336,298
Concrete Forming	174,403	200,078	264,126
Total Construction	$2,113,844	$2,161,059	$3,143,868

All Other	$298,190	$259,392	$311,019

Corporate	$5,718	$3,726	$5,940

Total Net Sales	$6,652,309	$7,218,384	$9,626,739

(1) Effective January 1, 2023, the Packaging segment established new business units as follows: Structural Packaging, PalletOne, and Protective Packaging Solutions. This change resulted in the transfer of net sales from the geographic business units to Structural Packaging, PalletOne and Protective Packaging in 2023. Product codes have been transferred within these three business units during 2023, and prior year figures have been updated to reflect the change for comparability purposes.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total net sales by segment.

	2024	2023	2022
Value-Added
Retail	52.8%	51.1%	44.9%
Packaging	75.5%	76.9%	72.0%
Construction	82.0%	83.2%	77.2%
All Other	76.6%	80.0%	76.3%
Corporate	58.8%	27.5%	44.3%
Total	68.6%	68.1%	63.4%

Commodity-Based
Retail	47.2%	48.9%	55.1%
Packaging	24.5%	23.1%	28.0%
Construction	18.0%	16.8%	22.8%
All Other	23.4%	20.0%	23.7%
Corporate	41.2%	72.5%	55.7%
Total	31.4%	31.9%	36.6%

N.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters, consisting of 52 weeks during the years ended December 28, 2024 and December 30, 2023 (in thousands, except per share data):

	First		Second		Third		Fourth
	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$1,638,966	$1,822,476	$1,901,959	$2,043,918	$1,649,383	$1,827,637	$1,462,001	$1,524,353
Gross profit	326,078	358,329	362,743	400,067	298,412	364,400	239,509	296,142
Net earnings	121,099	125,578	126,232	150,788	101,619	134,183	69,783	103,908
Net earnings attributable to controlling interest	120,791	126,069	125,930	150,761	99,800	134,035	68,039	103,447
Basic earnings per share	1.96	2.01	2.05	2.40	1.64	2.14	1.12	1.65
Diluted earnings per share	1.96	1.98	2.05	2.36	1.64	2.10	1.12	1.62

O.SUBSEQUENT EVENTS

Subsequent to December 28, 2024 and through February 20, 2025, we repurchased 77,709 shares of our common stock for $8.7 million, at an average share price of $111.40.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2024. Based on this assessment, our internal control over financial reporting was effective as of December 28, 2024.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2024. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 38 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 28, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 28, 2024 for the 2025 Annual Meeting of Shareholders, to be filed with the SEC (“2025 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Delinquent Section 16(a) Reports.” Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS	SECTION 16 OFFICERS

Matthew J. Missad Executive Chairman of the Board UFP Industries, Inc.	William D. Schwartz, Jr. President and Chief Executive Officer

William G. Currie Director UFP Industries, Inc.	Matthew J. Missad Executive Chairman of the Board

Thomas W. Rhodes President and Chief Executive Officer TWR Enterprises, Inc.	Michael R. Cole Chief Financial Officer, Treasurer and President of Corporate Services

Bruce A. Merino Director UFP Industries, Inc.	Patrick Benton President UFP Construction, LLC

Mary Tuuk Kuras Director UFP Industries, Inc.	Scott A. Worthington President UFP Packaging, LLC

Brian C. Walker Partner-Strategic Leadership Huron Capital	Landon Tarvin President UFP Retail Solutions, LLC

Michael G. Wooldridge Partner Varnum, LLP	R. Paul Guerre Corporate Secretary and Director of Corporate Compliance

Joan A. Budden Former President Priority Health

Benjamin J. McLean Chief Executive Officer Ruan Transportation Management Systems, Inc.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2025 Proxy Statement under the caption “Executive Compensation.” The “Personnel and Compensation Committee Report” included in the 2025 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2025 Proxy Statement under the captions “Voting Securities and Record Date” and “Securities Ownership of Management and Directors.”

Information relating to securities authorized for issuance under equity compensation plans as of December 28, 2024, is as follows:

Number of shares
remaining
	Number of	Weighted	available for
	shares to be	average	future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans [excluding
	options, warrants,	options, warrants,	shares reflected in
	and rights (a) (1)	and rights	column (a)] (2)
Equity compensation plans approved by security holders	264,600	$—	1,728,052
Equity compensation plans not approved by security holders	—	—	8,210
(1)	The number of shares to be issued upon exercise of outstanding options, warrants, or similar rights, as of December 28, 2024, is as follows: 66,744 performance units under our Long Term Stock Incentive Plan and 197,856 stock units under our Director Compensation Plan.
(2)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 28, 2024, is as follows: 100,923 shares for our Employee Stock Purchase Plan, 157,067 shares for our Director Compensation Plan, 1,470,062 shares under our Long-Term Stock Incentive Plan, and 8,210 shares for our Employee Stock Gift Program.

See Note H “Common Stock” to our consolidated financial statements for the fiscal year ended December 28, 2024 in item 8 for information regarding these plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2025 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2025 Proxy Statement under the caption “Independent Registered Public Accounting Firm — Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are incorporated by reference, under Item 8 of this report, from the 2024 Annual Report:

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

3.    Exhibits. Reference is made to the Exhibit Index which is included in this Form 10-K Report.

(b)	Reference is made to the Exhibit Index which is included in this Form 10-K Report.
(c)	Not applicable

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Restated Articles of Incorporation, as amended through April 24, 2024 (incorporated by reference to Exhibit 3(a) of the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2024).

	(b)	Amended Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

4	Instruments Defining the Rights of Security Holders.

	(a)	Description of Registrant’s Securities.

10	Material Contracts.

	(a)	Credit Agreement dated November 1, 2018 incorporated by reference to Exhibit 10(i)(2) of the Registrant's Current Report on Form 8-K filed November 2, 2018).

(i) First Amendment to Credit Agreement dated February 19, 2021 (incorporated by reference to Exhibit 10(a) of the Registrant's Quarterly Report on Form 10-Q filed May 5, 2021).

(ii) Second Amendment to Credit Agreement dated December 6, 2022 (incorporated by reference to Exhibit 10(l) of the Registrant's Current Report on Form 8-K filed December 12, 2022).

(iii) Third Amendment to Credit Agreement dated August 11, 2023 (incorporated by reference to Exhibit 10(a)(iii) of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

(b)

Form of Indemnity Agreement entered into between the Registrant and each of its directors (incorporated by reference to Exhibit 10(b) of a Registration Statement on Form S-1 filed by the Registrant on September 28, 1993).

	*(c)	UFP Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2025.

	*(d)	UFP Industries, Inc. Executive Stock Grant Program – Second Amended and Restated, Effective January 1, 2023 (as amended as of December 6, 2024, and as of January 1, 2025).

*(e)

Second Restatement of the UFP Industries, Inc. Director Compensation Plan, effective January 1, 2022 (incorporated by reference to Exhibit 10(e) of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

*(f)

UFP Industries, Inc. Long-Term Stock Incentive Plan, as conformed through the 2023 Amendment effective October 24, 2023 (incorporated by reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

*(g)

Form of Restricted Stock Grant Agreement issued pursuant to the Long-Term Incentive Plan (incorporated by reference to Exhibit 10(g) of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

*(h)

Form of Performance Share Award Agreement issued pursuant to the Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

	*(i)	UFP Industries, Inc. Executive Retirement Plan - 2024 Restatement.

19	UFP Industries, Inc. Stock Trading Policy

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included on page 76).

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97	UFP Industries, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

101	Interactive Data File in iXBRL (Inline eXtensible Business Reporting Language).

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

Dated: February 26, 2025	UFP INDUSTRIES, INC.

	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2025, by the following persons on behalf of us and in the capacities indicated.

By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer

Each Director whose signature appears below hereby appoints William D. Schwartz, Jr. and Michael R. Cole, and each of them individually, as his or her attorney-in-fact to sign in his or her name and on his or her behalf as a Director, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Joan A. Budden	/s/ William G. Currie
Joan A. Budden, Director	William G. Currie, Director

/s/ Benjamin J. McLean	/s/ Bruce A. Merino
Benjamin J. McLean, Director	Bruce A. Merino, Director

/s/ Matthew J. Missad	/s/ Thomas W. Rhodes
Matthew J. Missad, Executive Chairman and Director	Thomas W. Rhodes, Director

/s/ Mary Tuuk Kuras	/s/ Brian C. Walker
Mary Tuuk Kuras, Director	Brian C. Walker, Director

/s/ Michael G. Wooldridge
Michael G. Wooldridge, Director

SHAREHOLDER INFORMATION

ANNUAL MEETING

The 2025 Annual Shareholder’s Meeting of UFP Industries, Inc. will be held at 8:30 a.m. on April 23, 2025, at 3310 Eagle Park Drive NE, Grand Rapids, MI 49525.

SHAREHOLDER INFORMATION

Shares of our stock are traded under the symbol UFPI on the NASDAQ Stock Market. Our 10-K report, filed with the Securities and Exchange Commission, will be provided free of charge to any shareholder upon written request. For more information contact:

Investor Relations Department

UFP Industries, Inc.

2801 East Beltline NE

Grand Rapids, MI 49525

Telephone:  (616) 364-6161

Web:  www.ufpi.com

SECURITIES COUNSEL

Varnum, LLP

Grand Rapids, MI

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP

Grand Rapids, MI

TRANSFER AGENT/SHAREHOLDER INQUIRIES

Equiniti Trust Company, LLC serves as the transfer agent for the Company. Inquiries relating to stock transfers, changes of ownership, lost or stolen stock certificates, changes of address, and dividend payments should be addressed to:

Equiniti Trust Company, LLC

48 Wall Street, 23rd Floor

New York, NY 10005

Telephone:  (800) 468-9716

UFP INDUSTRIES®, INC., CORPORATE HEADQUARTERS

2801 East Beltline NE

Grand Rapids, MI 49525

Telephone:  (616) 364-6161

Facsimile:  (616) 364-5558