Form 10-Q
period 2025-03-29
UFP INDUSTRIES INC
filed 2025-05-07
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 29, 2025
Common stock, $1 par value	60,394,887

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of United States dollars, except share data)	March 29,	December 28,	March 30,
	2025	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$903,562	$1,171,828	$979,746
Restricted cash	1,061	7,766	761
Investments	30,725	31,087	36,978
Accounts receivable, net	712,990	500,920	713,414
Inventories:
Raw materials	388,413	388,435	410,959
Finished goods	366,500	332,389	334,336
Total inventories	754,913	720,824	745,295
Refundable income taxes	1,819	20,588	2,185
Other current assets	59,321	50,012	36,036
TOTAL CURRENT ASSETS	2,464,391	2,503,025	2,514,415
DEFERRED INCOME TAXES	4,796	5,263	3,595
RESTRICTED INVESTMENTS	42,038	39,140	29,119
RIGHT OF USE ASSETS	116,457	114,721	128,846
OTHER ASSETS	103,658	98,409	96,977
GOODWILL	340,255	339,839	335,596
INDEFINITE-LIVED INTANGIBLE ASSETS	7,307	7,300	7,322
OTHER INTANGIBLE ASSETS, NET	148,359	152,498	168,209
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,810,735	1,750,211	1,596,622
Less accumulated depreciation and amortization	(887,710)	(859,468)	(802,062)
PROPERTY, PLANT AND EQUIPMENT, NET	923,025	890,743	794,560
TOTAL ASSETS	4,150,286	4,150,938	4,078,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$277,690	$224,659	$254,902
Accrued liabilities:
Compensation and benefits	123,587	193,438	133,513
Other	63,113	62,356	66,032
Current portion of lease liability	28,051	27,870	26,520
Current portion of long-term debt	4,085	4,125	44,051
TOTAL CURRENT LIABILITIES	496,526	512,448	525,018
LONG-TERM DEBT	229,936	229,830	233,046
LEASE LIABILITY	96,218	95,095	106,231
DEFERRED INCOME TAXES	30,682	31,244	44,726
OTHER LIABILITIES	32,588	32,330	34,140
TOTAL LIABILITIES	885,950	900,947	943,161
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$5,280	$5,366	$19,383
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 60,394,887, 60,724,308 and 61,753,899	60,395	60,724	61,754
Additional paid-in capital	416,562	403,379	362,231
Retained earnings	2,772,821	2,775,280	2,664,081
Accumulated other comprehensive (loss) income	(12,097)	(15,311)	(307)
Total controlling interest shareholders’ equity	3,237,681	3,224,072	3,087,759
Noncontrolling interest	21,375	20,553	28,336
TOTAL SHAREHOLDERS’ EQUITY	3,259,056	3,244,625	3,116,095
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,150,286	$4,150,938	$4,078,639

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands of United States dollars, except per share data)	Three Months Ended
	March 29,	March 30,
	2025	2024
NET SALES	$1,595,519	$1,638,966
COST OF GOODS SOLD	1,327,323	1,312,888
GROSS PROFIT	268,196	326,078
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	176,254	192,059
NET GAIN ON DISPOSITION AND IMPAIRMENT OF ASSETS	(76)	(231)
OTHER (GAINS) LOSSES, NET	(234)	427
EARNINGS FROM OPERATIONS	92,252	133,823
INTEREST EXPENSE	2,669	3,136
INTEREST AND INVESTMENT INCOME	(11,117)	(16,493)
EQUITY IN LOSS OF INVESTEE	19	594
INTEREST AND OTHER	(8,429)	(12,763)
EARNINGS BEFORE INCOME TAXES	100,681	146,586
INCOME TAXES	21,258	25,487
NET EARNINGS	79,423	121,099
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(670)	(308)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$78,753	$120,791

EARNINGS PER SHARE – BASIC	$1.30	$1.96
EARNINGS PER SHARE – DILUTED	$1.30	$1.96

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	79,423	121,099
OTHER COMPREHENSIVE INCOME (LOSS)	3,181	(1,130)
COMPREHENSIVE INCOME	82,604	119,969
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(637)	(591)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$81,967	$119,378

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Loss	Interest (NCI)	Total	Equity
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			78,753		853	79,606	(183)
Foreign currency translation adjustment				2,744	(31)	2,713	(2)
Unrealized gain on debt securities				470		470
Other		(355)				(355)	99
Cash dividends - $0.35 per share - quarterly			(21,322)			(21,322)
Issuance of 7,197 shares under employee stock purchase plan	7	643				650
Issuance of 232,101 shares under stock grant programs	232	3,055	101			3,388
Issuance of 80,341 shares under deferred compensation plans	81	(81)				—
Repurchase of 649,060 shares	(649)	(9,460)	(59,991)			(70,100)
Expense associated with share-based compensation arrangements		11,493				11,493
Accrued expense under deferred compensation plans		7,888				7,888
Balance on March 29, 2025	$60,395	$416,562	$2,772,821	$(12,097)	$21,375	$3,259,056	$5,280

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			120,791		622	121,413	(314)
Foreign currency translation adjustment				(1,419)	616	(803)	(333)
Unrealized loss on debt securities				6		6
Distributions to NCI					(3,331)	(3,331)
Cash dividends - $0.33 per share - quarterly			(20,411)			(20,411)
Issuance of 6,251 shares under employee stock purchase plan	6	648				654
Issuance of 369,012 shares under stock grant programs	369	5,829				6,198
Issuance of 76,927 shares under deferred compensation plans	77	(77)				—
Repurchase of 319,295 shares	(319)	(17,686)	(18,631)			(36,636)
Expense associated with share-based compensation arrangements		11,194				11,194
Accrued expense under deferred compensation plans		7,621				7,621
Balance on March 30, 2024	$61,754	$362,231	$2,664,081	$(307)	$28,336	$3,116,095	$19,383

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of United States dollars)	Three Months Ended
	March 29,	March 30,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net earnings	$79,423	$121,099
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	32,941	30,019
Amortization of intangibles	5,817	5,882
Expense associated with share-based and grant compensation arrangements	11,561	11,277
Deferred income taxes	(17)	119
Unrealized loss (gain) on investments and other	672	(2,130)
Equity in loss of investee	19	594
Net gain on sale, disposition and impairment of assets	(76)	(231)
Gain from reduction of estimated earnout liability	(344)	—
Changes in:
Accounts receivable	(211,709)	(164,613)
Inventories	(33,830)	(17,788)
Accounts payable and cash overdraft	52,902	52,264
Accrued liabilities and other	(46,166)	(53,290)
NET CASH USED IN OPERATING ACTIVITIES	(108,807)	(16,798)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67,268)	(49,148)
Proceeds from sale of property, plant and equipment	758	1,344
Acquisitions, net of cash received and purchase of equity method investment	(3,735)	—
Purchases of investments	(7,191)	(9,352)
Proceeds from sale of investments	2,304	4,300
Other	(418)	(3,206)
NET CASH USED IN INVESTING ACTIVITIES	(75,550)	(56,062)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	4,798	5,100
Repayments under revolving credit facilities	(4,752)	(4,278)
Repayment of debt on behalf of investee	—	(6,303)
Contingent consideration payments and other	(221)	(3,779)
Proceeds from issuance of common stock	650	654
Dividends paid to shareholders	(21,322)	(20,411)
Distributions to noncontrolling interest	—	(3,331)
Payments to taxing authorities in connection with shares directly withheld from employees	(9,547)	(17,838)
Repurchase of common stock	(60,553)	(18,798)
Other	21	16
NET CASH USED IN FINANCING ACTIVITIES	(90,926)	(68,968)
Effect of exchange rate changes on cash	312	79
NET CHANGE IN CASH AND CASH EQUIVALENTS	(274,971)	(141,749)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,179,594	1,122,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$904,623	$980,507
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,171,828	$1,118,329
Restricted cash, beginning of period	7,766	3,927
Cash, cash equivalents, and restricted cash, beginning of period	$1,179,594	$1,122,256
Cash and cash equivalents, end of period	$903,562	$979,746
Restricted cash, end of period	1,061	761
Cash, cash equivalents, and restricted cash, end of period	$904,623	$980,507
SUPPLEMENTAL INFORMATION:
Interest paid	$3,038	$3,099
Income taxes paid	2,496	1,778
NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable	$1,770	$3,351
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$8,823	$8,616

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

NOTES TO UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements are presented in United States dollars (“US dollars” or “USD”), unless otherwise indicated.

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. The Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which are both first exercisable in June 2025 and expire in June 2030. As of March 29, 2025, the carrying value of our investment in Dempsey is $55.4 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 28, 2024.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 30, 2024 balances in the accompanying unaudited condensed consolidated balance sheets.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this new standard in 2024. Our disclosures required by the new standard have been provided and updated retrospectively for all periods presented. Refer to Note G — Segment Reporting.

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	March 29, 2025				December 28, 2024
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$80,500	$39,428	$—	$119,928	$356,700	$21,150	$—	$377,850
Fixed income funds	5,256	33,990	—	39,246	5,272	33,076	—	38,348
Treasury securities	344	—	—	344	344	—	—	344
Equity securities	16,319	—	28,500	44,819	16,431	—	26,000	42,431
Alternative investments	—	—	4,034	4,034	—	—	4,044	4,044
Mutual funds:
Domestic stock funds	9,267	—	—	9,267	9,534	—	—	9,534
International stock funds	665	—	—	665	641	—	—	641
Target funds	10	—	—	10	10	—	—	10
Bond funds	6	—	—	6	6	—	—	6
Alternative funds	480	—	—	480	477	—	—	477
Total mutual funds	10,428	—	—	10,428	10,668	—	—	10,668
Total	$112,847	$73,418	$32,534	$218,799	$389,415	$54,226	$30,044	$473,685

From the assets measured at fair value as of March 29, 2025, listed in the table above, $117.5 million of money market funds are held in Cash and Cash Equivalents, $30.6 million of mutual funds, equity securities, and alternative investments are held in Investments, $28.5 million of equity securities are held in Other Assets, $0.2 million of mutual funds are held in Other Assets for our deferred compensation plan, and $39.6 million of fixed income funds and $2.4 million of money market funds are held in Restricted Investments. As of December 28, 2024, $377.4 million of money market funds were held in Cash and Cash Equivalents, $31.0 million of mutual funds, equity securities, and alternative investments were held in Investments, $26.0 million of equity securities were held in Other Assets, $0.2 million of mutual funds were held in Other Assets for our deferred compensation plan, and $38.7 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

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

We have $28.5 million of investments through our Innov8 Fund, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.”

UFP INDUSTRIES, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $70.3 million and $69.8 million as of March 29, 2025 and December 28, 2024, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 29, 2025			December 28, 2024
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$39,913	$(667)	$39,246	$39,645	$(1,297)	$38,348
Treasury securities	344	—	344	344	—	344
Equity	13,456	2,863	16,319	13,161	3,270	16,431
Mutual funds	8,549	1,823	10,372	8,549	2,064	10,613
Alternative investments	3,349	685	4,034	3,321	723	4,044
Total	$65,611	$4,704	$70,315	$65,020	$4,760	$69,780

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $4.7 million and $4.8 million as of March 29, 2025 and December 28, 2024, respectively. Carrying amounts above are recorded in the Investments and Restricted Investments line items within the balance sheet as of March 29, 2025 and December 28, 2024.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024	% Change
Point in Time Revenue	$1,549,304	$1,604,835	(3.5)%
Over Time Revenue	46,215	34,131	35.4%
Total Net Sales	$1,595,519	$1,638,966	(2.7)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	March 29,	December 28,	March 30,
	2025	2024	2024
Cost and Earnings in Excess of Billings	$8,242	$7,478	$6,592
Billings in Excess of Cost and Earnings	4,488	6,483	10,122

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Numerator:
Net earnings attributable to controlling interest	$78,753	$120,791
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(2,975)	(4,901)
Net earnings for calculating EPS	$75,778	$115,890
Denominator:
Weighted average shares outstanding	60,900	61,985
Adjustment for non-vested restricted common stock equivalents	(2,523)	(2,809)
Shares for calculating basic EPS	58,377	59,176
Effect of dilutive restricted common stock equivalents	83	86
Shares for calculating diluted EPS	58,460	59,262
Net earnings per share:
Basic	$1.30	$1.96
Diluted	$1.30	$1.96

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on March 29, 2025, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 29, 2025, we had outstanding purchase commitments on commenced capital projects of approximately $153.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of March 29, 2025, we had approximately $15.9 million in outstanding payment and performance bonds for open projects. We had approximately $19.7 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 29, 2025, we had outstanding letters of credit totaling $39.6 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of March 29, 2025, we have irrevocable letters of credit outstanding totaling approximately $36.3 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2025 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions since the end of March 2024, which were accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	December 23, 2024	$29,901 consideration for 100% asset purchase	$12,662	$17,239	Packaging
C&L Wood Products (C&L)

Located in Hartselle, AL and founded in 1975, C&L is a manufacturer of machine-built pallets, mulch, and other wood products. The company had trailing 12-month sales of approximately $25 million through November 2024.

The intangible assets for the above investment have not been finalized and allocated to their respective identifiable asset and goodwill accounts. This investment contributed approximately $6.1 million to net sales and $0.2 million to operating profits during the first three months of 2025.

The business combination mentioned above was not significant to our operating results and thus pro forma results for 2025 and 2024 are not presented.

G.       SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the chief executive officer, as he has the ultimate decision-making authority related to assessing the Company’s performance and allocating resources. The CODM assesses performance for our segments and decides how to allocate resources based on net sales, cost of goods sold, earnings from operations and net earnings. These metrics are also reported on the Consolidated Statement of Earnings and Comprehensive Income. The measure of segment assets is reported on the Consolidated Balance Sheet as total consolidated assets. The CODM uses earnings from operations and net earnings to evaluate income generated from segment assets (return on investment) in determining wage increase allocations and bonus pools, and in deciding whether to reinvest profits into the business, such as for acquisitions, or to pay dividends.

UFP INDUSTRIES, INC.

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

The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, United Arab Emirates and Australia and sales and buying offices in other parts of the world, and our Ardellis segment, which represents our wholly owned fully licensed captive insurance company based in Bermuda. Our International and Ardellis segments do not meet the quantitative thresholds in order to be separately reported and accordingly, the International and Ardellis segments have been aggregated in the “All Other” segment for reporting purposes.

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of net sales to external customers initiated by UFP Purchasing and over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, and UFP Transportation Ltd., which owns, leases and operates transportation equipment, are also included in the Corporate column. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., and UFP Purchasing, Inc. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments.

The tables below are presented in thousands:

	Three Months Ended March 29, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$607,383	$410,008	$515,940	$60,298	$1,890	$1,595,519
Intersegment net sales	(64,645)	(23,714)	(26,561)	(90,484)	205,404	—
Cost of goods sold	526,088	340,434	425,140	49,666	(14,005)	1,327,323
Gross Profit	81,295	69,574	90,800	10,632	15,895	268,196
Selling, general, administrative expenses	55,355	47,769	62,784	8,462	1,884	176,254
Net loss (gain) on disposition and impairment of assets	24	32	120	—	(252)	(76)
Other (gains) losses, net	(218)	—	80	(54)	(42)	(234)
Earnings from operations	26,134	21,773	27,816	2,224	14,305	92,252
Interest expense	30	3	—	(333)	2,969	2,669
Interest and investment income	(90)	—	(1)	(308)	(10,718)	(11,117)
Equity in loss of investee	—	325	—	(306)	—	19
Interest and other	(60)	328	(1)	(947)	(7,749)	(8,429)
Earnings before income taxes	26,194	21,445	27,817	3,171	22,054	100,681
Income taxes	5,531	4,528	5,873	669	4,657	21,258
Net earnings	$20,663	$16,917	$21,944	$2,502	$17,397	$79,423
Other significant items:
Amortization expense	$957	$2,179	$702	$1,601	$378	$5,817
Depreciation expense	7,310	8,897	6,191	944	9,599	32,941
Segment assets	995,830	812,033	659,478	341,947	1,340,998	4,150,286
Capital expenditures	32,308	25,260	6,428	614	2,658	67,268

UFP INDUSTRIES, INC.

	Three Months Ended March 30, 2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$628,765	$424,418	$517,896	$66,947	$940	$1,638,966
Intersegment net sales	59,346	20,926	20,035	71,257	(171,564)	—
Cost of goods sold	527,641	338,978	403,561	49,002	(6,294)	1,312,888
Gross Profit	101,124	85,440	114,335	17,945	7,234	326,078
Selling, general, administrative expenses	55,610	53,941	69,150	13,391	(33)	192,059
Net (gain) loss on disposition and impairment of assets	(272)	253	(1)	(9)	(202)	(231)
Other (gains) losses, net	(194)	—	(156)	690	87	427
Earnings from operations	45,980	31,246	45,342	3,873	7,382	133,823
Interest expense	29	4	—	(817)	3,920	3,136
Interest and investment income	(123)	(10)	(11)	(2,774)	(13,575)	(16,493)
Equity in loss of investee	—	594	—	—	—	594
Interest and other	(94)	588	(11)	(3,591)	(9,655)	(12,763)
Earnings before income taxes	46,074	30,658	45,353	7,464	17,037	146,586
Income taxes	8,011	5,330	7,885	1,298	2,963	25,487
Net earnings	$38,063	$25,328	$37,468	$6,166	$14,074	$121,099
Other significant items:
Amortization expense	$998	$2,192	$702	$1,534	$456	$5,882
Depreciation expense	6,965	8,469	5,384	789	8,412	30,019
Segment assets	966,544	794,418	655,972	310,360	1,351,345	4,078,639
Capital expenditures	13,400	13,311	12,626	1,029	8,782	49,148

The following table presents goodwill by segment as of March 29, 2025, and December 28, 2024 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 28, 2024	$84,116	$146,747	$87,401	$21,575	$—	$339,839
2025 Purchase Accounting Adjustments	—	12	—	—	—	12
Foreign Exchange, Net	(1)	—	33	372	—	404
Balance as of March 29, 2025	$84,115	$146,759	$87,434	$21,947	$—	$340,255

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales (in thousands) by business unit for each segment for the three months ended March 29, 2025, and March 30, 2024 (in thousands).

	Three Months Ended
	March 29,	March 30,
	2025	2024
Retail
Deckorators	$65,612	$74,135
ProWood	540,469	553,245
Other	1,302	1,385
Total Retail	$607,383	$628,765

Packaging
Structural Packaging	$255,982	$274,150
PalletOne	134,219	132,490
Protective Packaging	19,807	17,778
Total Packaging	$410,008	$424,418

Construction
Factory Built	$217,219	$191,834
Site Built	190,617	221,559
Commercial	63,720	61,384
Concrete Forming	44,384	43,119
Total Construction	$515,940	$517,896

All Other	$60,298	$66,947

Corporate	$1,890	$940

Total Net Sales	$1,595,519	$1,638,966

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 21.1% in the first quarter of 2025 compared to 17.4% in the same period of 2024. The increase in our effective tax rate for the first quarter was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2025 and 2024 (in thousands, except average share price):

	March 29, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	7	$106.31

Shares issued under the employee stock gift program	1	114.30
Shares issued under the director compensation plan	1	115.32
Shares issued under the LTSIP	179	106.65
Shares issued under the executive stock match plan	60	109.84
Forfeitures	(9)
Total shares issued under stock grant programs	232	$107.49

Shares issued under the deferred compensation plans	81	$109.82

During the first three months of 2025, we repurchased 649,060 shares of our common stock at an average share price of $108.00.

	March 30, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	6	$123.01

Shares issued under the employee stock gift program	1	117.78
Shares issued under the director retainer stock program	1	116.27
Shares issued under the LTSIP	306	113.49
Shares issued under the executive stock grants plan	64	111.35
Forfeitures	(3)
Total shares issued under stock grant programs	369	$113.13

Shares issued under the deferred compensation plans	77	$112.00

During the first three months of 2024, we repurchased approximately 319,295 shares of our common stock at an average share price of $114.74.

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statement of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustments to inventory were not significant as of March 29, 2025 and March 30, 2024.

UFP INDUSTRIES, INC.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 1,153,370 shares for $120.6 million, at an average share price of $104.56.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; changes in tariffs, import/export regulations, and other trade policies; concentration of sales to customers; the success of vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; cybersecurity breaches; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission.

OVERVIEW

Our results for the first quarter of 2025 include the following highlights:

●	Our net sales decreased 3% compared to the first quarter of 2024, which was comprised of a 1% decrease in selling prices and a 2% decrease in unit sales. The overall decrease in our selling prices is primarily due to more competitive pricing in our Site-Built and Structural Packaging business units. Organic unit sales changes consist of decreases of 4% in our retail segment and 3% in our packaging segment, partially offset by an increase of 3% in our construction segment. An acquired business contributed a 1% unit increase in our packaging segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $58 million, or 18%, compared to the same period of the prior year. By segment, gross profits decreased by $24 million in Construction, $16 million in Packaging, and $20 million in Retail. The overall decrease in our gross profits is primarily due to volume decreases in our Retail and Packaging segments, competitive pricing in our Site Built and Structural Packaging business units, and an increase in material costs in our ProWood, Structural Packaging and Pallet One business units.
●	Our operating profits decreased $42 million, or 31%, compared to the first quarter of 2024. The overall decrease is a result of the decrease in gross profits mentioned above partially offset by a decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A decreased primarily due to bonus expense and other incentive compensation tied to profitability and return on investment.
●	Our cash flows used in operations was $109 million in the first three months of 2025 compared to $17 million during the first three months of 2024. The $92 million decline resulted from a decrease in net earnings and non-cash expenses of $37 million and an increase in our investment in net working capital since year end that was $55 million higher in the first three months of 2025 than it was in 2024.
●	Our Cash and cash equivalents at the end of March 2025 was $904 million compared to $980 million at the end of March 2024. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.2 billion at the end of the first quarter of 2025.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2025	2024
January	$434	$398
February	442	389
March	479	416

First quarter average	$452	$401

First quarter percentage change	12.7%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2025	2024
January	$386	$380
February	401	371
March	424	394

First quarter average	$404	$382

First quarter percentage change	5.8%

UFP INDUSTRIES, INC.

Higher overall lumber prices in 2025 compared to 2024 is primarily due to increased end market demand in the U.S. as well as various supply constraints. A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below. If recently proposed tariffs are enforced, which have been paused in Mexico and Canada, the demand for domestic product is expected to increase, which will likely increase costs as capacity gets challenged. Although the trade landscape continues to evolve, since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and make decisions quickly to minimize disruption. As of March 29, 2025, 84% of our lumber purchases are from domestic suppliers and 15% are imported from Canada and other international suppliers.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 43.8% and 39.8% of our sales in the first three months of 2025 and 2024, respectively.

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

UFP INDUSTRIES, INC.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in the first three months of 2025. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 14% of our total purchases for the first three months of 2025 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed one business acquisition in fiscal 2024. The annual historical sales attributable to this acquisition are approximately $25 million. This business combination is not significant to our quarterly results and thus pro forma results for 2025 and 2024 are not presented.

See Notes to the Unaudited Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

UFP INDUSTRIES, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	83.2	80.1
Gross profit	16.8	19.9
Selling, general, and administrative expenses	11.0	11.7
Net gain on disposition and impairment of assets	—	—
Other (gains) losses, net	—	—
Earnings from operations	5.8	8.2
Interest and other	(0.5)	(0.8)
Earnings before income taxes	6.3	8.9
Income taxes	1.3	1.6
Net earnings	5.0	7.4
Less net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to controlling interest	4.9%	7.4%

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

	Percentage Change
	Three Months Ended
	March 29,	March 30,
	2025	2024
Units sold	(2.0)%	(1.0)%
Gross profit	(17.8)	(9.0)
Selling, general, and administrative expenses	(8.2)	(1.3)
Earnings from operations	(31.1)	(17.2)

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. Over time, we believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices. The increase in the ratio of SG&A as a percentage of gross profit from the prior year is primarily due to the impact of competitive pricing and higher material costs, which has reduced our gross profits.

	Three Months Ended
	March 29,	March 30,
	2025	2024
Gross profit	$268,196	$326,078
Selling, general, and administrative expenses	$176,254	$192,059
SG&A as percentage of gross profit	65.7%	58.9%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended March 29, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$607,383	$410,008	$515,940	$60,298	$1,890	$1,595,519
Cost of goods sold	526,088	340,434	425,140	49,666	(14,005)	1,327,323
Gross profit	81,295	69,574	90,800	10,632	15,895	268,196
Selling, general, administrative expenses	55,355	47,769	62,784	8,462	1,884	176,254
Net loss (gain) on disposition and impairment of assets	24	32	120	—	(252)	(76)
Other (gains) losses, net	(218)	—	80	(54)	(42)	(234)
Earnings from operations	$26,134	$21,773	$27,816	$2,224	$14,305	$92,252

	Three Months Ended March 30, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$628,765	424,418	517,896	66,947	940	$1,638,966
Cost of goods sold	527,641	338,978	403,561	49,002	(6,294)	1,312,888
Gross profit	101,124	85,440	114,335	17,945	7,234	326,078
Selling, general, administrative expenses	55,610	53,941	69,150	13,391	(33)	192,059
Net (gain) loss on disposition and impairment of assets	(272)	253	(1)	(9)	(202)	(231)
Other (gains) losses, net	(194)	—	(156)	690	87	427
Earnings from operations	$45,980	$31,246	$45,342	$3,873	$7,382	$133,823

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended March 29, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.6	83.0	82.4	82.4	—	83.2
Gross profit	13.4	17.0	17.6	17.6	—	16.8
Selling, general, administrative expenses	9.1	11.7	12.2	14.0	—	11.0
Net loss (gain) on disposition and impairment of assets	—	—	—	—	—	—
Other (gains) losses, net	—	—	—	(0.1)	—	—
Earnings from operations	4.3%	5.3%	5.4%	3.7%	—	5.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended March 30, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	83.9	79.9	77.9	73.2	—	80.1
Gross profit	16.1	20.1	22.1	26.8	—	19.9
Selling, general, administrative expenses	8.8	12.7	13.4	20.0	—	11.7
Net (gain) loss on disposition and impairment of assets	—	0.1	—	—	—	—
Other (gains) losses, net	—	—	—	1.0	—	—
Earnings from operations	7.3%	7.4%	8.8%	5.8%	—	8.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	First Quarter 2025 versus First Quarter 2024
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(3.4)%	0.6%	(4.0)%	—%	(4.0)%
Packaging	(3.4)%	(1.4)%	(2.0)%	1.0%	(3.0)%
Construction	(0.4)%	(3.4)%	3.0%	—%	3.0%
All Other	(9.9)%	1.1%	(11.0)%	—%	(11.0)%
Corporate	101.1%	—%	101.1%	—%	101.1%
Total Sales	(2.7)%	(0.7)%	(2.0)%	—%	(2.0)%

●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood-alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 79% of our sales consist of products we manufacture at our locations, while 21% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended March 29, 2025		Three Months Ended March 30, 2024
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	51.4%	48.6%	51.4%	48.6%
Packaging	75.2%	24.8%	75.7%	24.3%
Construction	79.8%	20.2%	80.5%	19.5%
All Other	75.4%	24.6%	77.7%	22.3%
Corporate	66.1%	33.9%	82.9%	17.1%
Total Sales	67.4%	32.6%	67.8%	32.2%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

Our overall unit sales of value-added products were up 2% in the first quarter of 2025 compared to the same period last year. Our overall unit sales of commodity-based products decreased approximately 3% in the first quarter of 2025 compared to the same period last year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the first quarter of 2025 decreased 9%, primarily due to a decline in unit sales in our structural packaging business unit. Approximately $15.9 million of new product sales for the first three months of 2024, while they continue to be sold, were sunset in 2025 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $550 million in 2025. For the first three months of 2025, new product sales totaled $106 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	March 29,	% of Segment	March 30,	% of Segment	% Change
	2025	Net Sales	2024	Net Sales	in Sales
Retail	$45,274	7.5%	$45,780	7.3%	(1.1)%
Packaging	45,028	11.0%	49,881	11.8%	(9.7)%
Construction	15,353	3.0%	20,940	4.0%	(26.7)%
All Other	216	0.4%	106	0.2%	103.8%
Corporate	417	22.1%	504	53.6%	(17.3)%
Total New Product Sales	106,288	6.7%	117,211	7.2%	(9.3)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the first quarter of 2025 decreased by 3% compared to the same period of 2024 due to a 1% increase in selling prices and a 4% decrease in units. Unit changes within this segment consisted of decreases of 11% in Deckorators and 3% in ProWood. Our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 3%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 7%. Within our Deckorators business unit, our sales of wood-plastic composite decking, mineral-based-composite decking (sold under our new Surestone tradename) and railing systems decreased 14%. We believe our unit decline is due to a recent change in customer mix in which we lost market share with one big box customer and gained market share with another. For the remainder of the year we believe we will benefit from a modest net gain in market share as we begin stocking approximately 1,500 stores and continue to add capacity to produce our mineral-based composite decking. We expect to realize the full benefit of our net market share gain in 2026. Our long-term goal is to double our market share over the next 5 years.

UFP INDUSTRIES, INC.

Gross profits decreased by $20 million, or 20% to $81 million for the first quarter of 2025 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our ProWood business unit decreased by $12 million, primarily due to a decline in unit sales as a result of softer demand and an increase in material costs. The products sold by this business unit consist primarily of pressure treated lumber sold at a variable price indexed to the lumber market at the time they are shipped.
●	The gross profit of our Deckorators business unit decreased by $4 million due to lower unit sales as a result of a temporary decline in demand due to a strategic shift in the business discussed above and unfavorable cost variances as a result of fixed manufacturing costs.

SG&A remained flat in the first quarter of 2025 compared to the same period of 2024. Accrued bonus expense, which varies with the overall profitability and return on investment of the segment, decreased approximately $5 million from the first quarter of 2024 and totaled approximately $9 million for the quarter. This decrease, along with other smaller decreases in various accounts, was substantially offset by an increase in advertising of $5 million related to Deckorators.

Earnings from operations for the Retail reportable segment decreased in the first quarter of 2025 compared to 2024 by $20 million, or 43%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the first quarter of 2025 decreased 3% compared to the same period of 2024, due to a 1% decrease in selling prices and a 3% decrease in organic unit sales, partially offset by an acquired business which contributed to 1% unit growth. Organic unit changes consist of decreases of 1% in PalletOne and 5% in Structural Packaging, primarily due to a decline in demand, partially offset by growth of 13% in Protective Packaging due to market share gains. The decrease in selling prices is due to competitive price pressure primarily in our Structural Packaging business unit.

Gross profits decreased by $16 million, or 19%, for the first quarter of 2025 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our structural packaging business unit decreased by a total of $11 million. The decline in gross profit is attributable to competitive price pressure and a decline in volume due to lower demand and an increase in material costs.
●	The gross profit of our PalletOne business unit decreased by $5 million primarily due to competitive price pressure as a result of softer demand and an increase in material costs.
●	The gross profit of our protective packaging business unit remained flat compared to last year.

SG&A decreased by approximately $6 million, or 11%, in the first quarter of 2025 compared to the same period of 2024. Accrued bonus expense, which varies with the overall profitability and return on investment of the segment, decreased approximately $2 million relative to the same period of 2024, and totaled $8 million for the quarter. The remaining decrease is attributable to other incentives which declined by $1 million for this quarter as well as many smaller decreases in several accounts.

Earnings from operations for the Packaging reportable segment decreased in the first quarter of 2025 compared to 2024 by $10 million, or 30%, due to the factors discussed above.

UFP INDUSTRIES, INC.

Construction Segment

Net sales in the first quarter of 2025 remained flat compared to the same period of 2024 due to a 3% decrease in selling prices offset by a 3% organic unit increase. We experienced unit increases of 13% in factory-built, 4% in commercial construction, and 3% in concrete forming. Our growth in factory-built is primarily due to an increase in industry production. These increases were partially offset by a 5% decrease in site-built, primarily due to softer demand for housing. As of March 29, 2025 and March 30, 2024, we estimate that our backlog of orders in our site-built construction business unit were $65 million and $79 million, respectively. The decrease in pricing was primarily due to competitive price pressure in our site-built business unit.

Gross profits decreased by $24 million, or 21%, in the first quarter of 2025 compared to the same period of 2024. The change in our gross profit was comprised of the following:

●	The gross profit of our site-built construction business unit decreased by $23 million, primarily due to a decline in unit sales and competitive price pressure due to softer demand.
●	The gross profit of our commercial construction business unit decreased by $1 million due to increased labor and overhead costs associated with a plant closure and the transfer of volume to an existing plant, which temporarily increased costs.
●	The gross profit of our factory-built business unit increased by $1 million due to an increase in unit sales, offset by an increase in material costs.
●	The gross profit of our concrete-forming business unit remained flat.

SG&A decreased by approximately $6 million, or 9%, in the first quarter of 2025 compared to the same period of 2024. Accrued bonus expense declined by $4 million and totaled $10 million for the quarter. The decline in SG&A was also attributable to other incentives and many smaller decreases in several accounts.

Earnings from operations for the Construction reportable segment decreased in the first quarter of 2025 compared to 2024 by $18 million, or 39%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 21.1% in the first quarter of 2025 compared to 17.4% in the same period of 2024. The increase in our effective tax rate for the first quarter was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

UFP INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cash used in operating activities	$(108,807)	$(16,798)
Cash used in investing activities	(75,550)	(56,062)
Cash used in financing activities	(90,926)	(68,968)
Effect of exchange rate changes on cash	312	79
Net change in all cash and cash equivalents	(274,971)	(141,749)
Cash, cash equivalents, and restricted cash, beginning of period	1,179,594	1,122,256
Cash, cash equivalents, and restricted cash, end of period	$904,623	$980,507

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle was 62 days during the first quarter of 2025 and in the same period of the prior year.

	Three Months Ended
	March 29,	March 30,
	2025	2024
Days of sales outstanding	34	34
Days supply of inventory	41	41
Days of payables outstanding	(13)	(13)
Days in cash cycle	62	62

We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% and 95% at the end of the first quarter of 2025 and 2024, respectively.

In the first three months of 2025, our cash flows used in operations were $109 million and were comprised of net earnings of $79 million, $51 million of non-cash expenses, and a $239 million increase in working capital since the end of December 2024. Our cash flows used in operations increased by $92 million compared to the same period of last year primarily due to the increase in our investment in net working capital since year end, which was $55 million higher in 2025 compared to 2024.

UFP INDUSTRIES, INC.

Purchases of property, plant, and equipment of $67 million comprised most of our cash used in investing activities during the first three months of 2025. Outstanding purchase commitments on existing capital projects totaled approximately $153.4 million on March 29, 2025. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and our Site-Built and Deckorators business units, to achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in financing activities during the first three months of 2025 primarily consisted of the following:

●	We repurchased 649,060 shares of our common stock for $70 million during the first three months of 2025 at an average price of $108.00 per share. Of this amount, 86,899 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in February. The shares were purchased at an average price of $109.87 per share, totaling $10 million.
●	Dividends paid during the first three months of 2025 were $21 million ($0.35 per share).

On March 29, 2025, we had no amount outstanding on our $750 million revolving credit facility, and we had approximately $713 million in remaining availability after considering $37 million in outstanding letters of credit. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 29, 2025.

At the end of the first quarter of 2025, we had approximately $2.2 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $575 million in remaining borrowing capacity.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Consolidated Condensed Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 28, 2024.

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

UFP INDUSTRIES, INC.

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals. However, in the short-term, demand in our markets has contracted due to a variety of factors, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans to reduce or eliminate capacity of locations that are not meeting our profitability targets, exit business that does not meet our profitability targets, and reduce our SG&A costs. Our goal through these actions is to lower our cost structure and improve our operating profits by $60 million by year-end 2026. We anticipate benefits of approximately $40 million by the end of 2025, including approximately $26 million from planned SG&A cost reductions and $14 million from planned capacity reductions. In 2025 we anticipate these planned decreases will be offset a $20 million increase in advertising costs in our Deckorators business unit to build our Surestone brand and other increases primarily to pursue greenfield growth opportunities, technology improvements, and product innovation.

The following factors should be considered when evaluating our future prospects:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels. We anticipate lumber prices will remain near current levels, and experience more typical seasonal trends, until there is a substantial change in the balance of supply and demand. In the event higher duties on Canadian softwood lumber and new tariffs are enacted on imports generally, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to duties and tariffs without a material adverse financial impact after a short adjustment period. However, a widespread increase in tariffs may adversely impact demand in the markets we serve.
●	Retail sales accounted for 38% of our net sales for the first three months of 2025. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be slightly down for the remainder of 2025.
●	Packaging sales accounted for 26% of our net sales for the first three months of 2025. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be slightly down for the remainder of 2025.
●	Construction sales accounted for 32% of our net sales for the first three months of 2025.
-	The site-built business unit accounted for approximately 12% of our net sales for the first three months of 2025. Approximately one-third of site-built customers are multifamily builders. The industry consensus estimate of national housing starts for 2025 is 1.36 million, with estimates generally predicting slightly positive to slightly negative growth in the coming year with single-family generally performing better than multi-family. We anticipate demand in the regions we operate to be slightly down for the remainder of 2025.
-	The factory-built housing business unit accounted for 14% of our net sales for the first three months of 2025. When evaluating future demand, we analyze data from production and shipments of manufactured housing. We currently believe overall demand will be slightly up for the remainder of 2025.
-	The commercial construction and concrete forming business units accounted for approximately 7% of our net sales for the first three months of 2025. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate overall demand in these business units to be slightly down for the remainder of 2025.

UFP INDUSTRIES, INC.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On April 23, 2025, our board approved a quarterly cash dividend of $0.35 per share, which represents a 6% year over year increase. This dividend is payable on June 16, 2025, to shareholders of record on June 2, 2025. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On April 23, 2025, our board authorized the amendment of its share repurchase authorization, dated July 24, 2024, from up to $200 million of shares through July 31, 2025, to $300 million through the same period. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will opportunistically buy shares when the price trades at pre-determined levels. Through May 5, 2025, we have approximately $108 million of remaining availability under this authorization.
●	Our targeted range for capital expenditures for 2025 is $300-$350 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants and take advantage of automation opportunities and drive strategies that have strong long-term growth potential for new and value-added products. Approximately $167 million in capital projects have been approved so far in 2025 and another $87 million are pending approval.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the “Lumber Market”). A variety of factors over which we have no control, including government regulations, tariffs and trade policies, transportation, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales volume, our gross margins, and our profitability. We anticipate that these fluctuations will continue in the future. (See “Impact of the Lumber Market on Our Operating Results.”)

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

UFP INDUSTRIES, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the quarter ended March 29, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. During the quarter ended March 29, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
December 29, 2024 - February 1, 2025	62,900	$111.27	62,900	$191,959,011
February 2 - March 1, 2025	151,708	110.05	151,708	175,263,084
March 2 - 29, 2025	434,452	106.81	434,452	128,857,306

Note: February includes 86,899 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards.

(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

On and effective as of April 23, 2025, our board authorized the amendment of its share repurchase authorization, dated July 24, 2024, from up to $200 million of shares through July 31, 2025, to $300 million through the same period.

Item 5. Other Information.

During the quarter ended March 29, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: May 7, 2025	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Date: May 7, 2025	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer