Form 10-Q
period 2025-06-28
UFP INDUSTRIES INC
filed 2025-08-06
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 28, 2025
Common stock, $1 par value	58,566,148

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of United States dollars, except share data)	June 28,	December 28,	June 29,
	2025	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$841,930	$1,171,828	$1,041,341
Restricted cash	1,061	7,766	761
Investments	32,021	31,087	36,740
Accounts receivable, net	687,332	500,920	724,921
Inventories:
Raw materials	386,859	388,435	393,871
Finished goods	335,373	332,389	290,942
Total inventories	722,232	720,824	684,813
Refundable income taxes	21,876	20,588	27,499
Assets held for sale	8,641	—	—
Other current assets	52,412	50,012	37,954
TOTAL CURRENT ASSETS	2,367,505	2,503,025	2,554,029
DEFERRED INCOME TAXES	5,125	5,263	3,291
RESTRICTED INVESTMENTS	44,321	39,140	30,344
RIGHT OF USE ASSETS	130,819	114,721	124,903
OTHER ASSETS	109,082	98,409	101,292
GOODWILL	341,579	339,839	335,448
INDEFINITE-LIVED INTANGIBLE ASSETS	7,324	7,300	7,332
OTHER INTANGIBLE ASSETS, NET	145,592	152,498	162,358
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,850,171	1,750,211	1,638,880
Less accumulated depreciation and amortization	(904,130)	(859,468)	(819,383)
PROPERTY, PLANT AND EQUIPMENT, NET	946,041	890,743	819,497
TOTAL ASSETS	4,097,388	4,150,938	4,138,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$258,784	$224,659	$263,318
Accrued liabilities:
Compensation and benefits	143,689	193,438	172,790
Other	85,338	62,356	80,506
Current portion of lease liability	28,185	27,870	28,020
Current portion of long-term debt	5,122	4,125	43,754
TOTAL CURRENT LIABILITIES	521,118	512,448	588,388
LONG-TERM DEBT	229,181	229,830	232,979
LEASE LIABILITY	112,857	95,095	102,872
DEFERRED INCOME TAXES	30,425	31,244	44,787
OTHER LIABILITIES	30,091	32,330	33,027
TOTAL LIABILITIES	923,672	900,947	1,002,053
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$5,253	$5,366	$18,931
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 58,566,148, 60,724,308 and 60,918,541	58,566	60,724	60,919
Additional paid-in capital	425,398	403,379	371,771
Retained earnings	2,663,394	2,775,280	2,670,086
Accumulated other comprehensive (loss) income	(1,976)	(15,311)	(5,965)
Total controlling interest shareholders’ equity	3,145,382	3,224,072	3,096,811
Noncontrolling interest	23,081	20,553	20,699
TOTAL SHAREHOLDERS’ EQUITY	3,168,463	3,244,625	3,117,510
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,097,388	$4,150,938	$4,138,494

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands of United States dollars, except per share data)	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
NET SALES	$1,835,374	$1,901,959	$3,430,893	$3,540,925
COST OF GOODS SOLD	1,522,640	1,539,216	2,849,963	2,852,104
GROSS PROFIT	312,734	362,743	580,930	688,821
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	184,995	203,155	361,249	395,214
NET LOSS ON DISPOSITION AND IMPAIRMENT OF ASSETS	3,830	2,222	3,754	1,991
OTHER LOSSES (GAINS), NET	818	(1,668)	584	(1,241)
EARNINGS FROM OPERATIONS	123,091	159,034	215,343	292,857
INTEREST EXPENSE	2,716	3,167	5,385	6,303
INTEREST AND INVESTMENT INCOME	(10,757)	(13,215)	(21,874)	(29,708)
EQUITY IN (EARNINGS) LOSS OF INVESTEE	(813)	642	(794)	1,236
INTEREST AND OTHER	(8,854)	(9,406)	(17,283)	(22,169)
EARNINGS BEFORE INCOME TAXES	131,945	168,440	232,626	315,026
INCOME TAXES	31,074	42,208	52,332	67,695
NET EARNINGS	100,871	126,232	180,294	247,331
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(137)	(302)	(807)	(610)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$100,734	$125,930	$179,487	$246,721

EARNINGS PER SHARE – BASIC	$1.70	$2.05	$2.99	$4.01
EARNINGS PER SHARE – DILUTED	$1.70	$2.05	$2.99	$4.00

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	100,871	126,232	180,294	247,331
OTHER COMPREHENSIVE INCOME (LOSS)	11,738	(7,980)	14,919	(9,110)
COMPREHENSIVE INCOME	112,609	118,252	195,213	238,221
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,754)	2,020	(2,391)	1,429
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$110,855	$120,272	$192,822	$239,650

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Loss	Interest (NCI)	Total	Equity
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			78,753		853	79,606	(183)
Foreign currency translation adjustment				2,744	(31)	2,713	(2)
Unrealized gain on debt securities				470		470
Other		(355)				(355)	99
Cash dividends - $0.35 per share - quarterly			(21,322)			(21,322)
Issuance of 7,197 shares under employee stock purchase plan	7	643				650
Issuance of 232,101 shares under stock grant programs	232	3,055	101			3,388
Issuance of 80,341 shares under deferred compensation plans	81	(81)				—
Repurchase of 649,060 shares	(649)	(9,460)	(59,991)			(70,100)
Expense associated with share-based compensation arrangements		11,493				11,493
Accrued expense under deferred compensation plans		7,888				7,888
Balance on March 29, 2025	$60,395	$416,562	$2,772,821	$(12,097)	$21,375	$3,259,056	$5,280
Net earnings (loss)			100,734		376	101,110	(239)
Foreign currency translation adjustment				10,239	1,615	11,854	2
Unrealized loss on debt securities				(118)		(118)
Other		(1,818)				(1,818)	210
Distributions to NCI					(285)	(285)
Cash dividends - $0.35 per share - quarterly			(20,656)			(20,656)
Issuance of 7,593 shares under employee stock purchase plan	8	636				644
Issuance of 26,949 shares under stock grant programs	27	17	1			45
Issuance of 10,998 shares under deferred compensation plans	10	(10)				—
Repurchase of 1,874,279 shares	(1,874)	(13)	(189,506)			(191,393)
Expense associated with share-based compensation arrangements		8,755				8,755
Accrued expense under deferred compensation plans		1,269				1,269
Balance on June 28, 2025	$58,566	$425,398	$2,663,394	$(1,976)	$23,081	$3,168,463	$5,253

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings (Loss)	Interest (NCI)	Total	Equity
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			120,791		622	121,413	(314)
Foreign currency translation adjustment				(1,419)	616	(803)	(333)
Unrealized gain on debt securities				6		6
Distributions to NCI					(3,331)	(3,331)
Cash dividends - $0.33 per share - quarterly			(20,411)			(20,411)
Issuance of 6,251 shares under employee stock purchase plan	6	648				654
Issuance of 369,012 shares under stock grant programs	369	5,829				6,198
Issuance of 76,927 shares under deferred compensation plans	77	(77)				—
Repurchase of 319,295 shares	(319)	(17,686)	(18,631)			(36,636)
Expense associated with share-based compensation arrangements		11,194				11,194
Accrued expense under deferred compensation plans		7,621				7,621
Balance on March 30, 2024	$61,754	$362,231	$2,664,081	$(307)	$28,336	$3,116,095	$19,383
Net earnings (loss)			125,930		652	126,582	(350)
Foreign currency translation adjustment				(5,594)	(2,220)	(7,814)	(102)
Unrealized loss on debt securities				(64)		(64)
Other		(607)				(607)
Distributions to NCI					(6,069)	(6,069)
Cash dividends - $0.33 per share - quarterly			(20,249)			(20,249)
Issuance of 8,573 shares under employee stock purchase plan	9	807				816
Issuance of 29,460 shares under stock grant programs	29	1	5			35
Issuance of 9,841 shares under deferred compensation plans	10	(10)				—
Repurchase of 883,232 shares	(883)		(99,681)			(100,564)
Expense associated with share-based compensation arrangements		7,954				7,954
Accrued expense under deferred compensation plans		1,395				1,395
Balance on June 29, 2024	$60,919	$371,771	$2,670,086	$(5,965)	$20,699	$3,117,510	$18,931

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of United States dollars)	Six Months Ended
	June 28,	June 29,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$180,294	$247,331
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	66,941	60,643
Amortization of intangibles	11,745	11,735
Expense associated with share-based and grant compensation arrangements	20,370	19,276
Deferred income taxes	(226)	299
Unrealized gain on investments and other	(654)	(1,825)
Equity in (earnings) loss of investee	(794)	1,236
Net loss on sale, disposition and impairment of assets	3,754	1,991
Gain from reduction of estimated earnout liability	(1,855)	(1,855)
Changes in:
Accounts receivable	(184,404)	(176,839)
Inventories	2,461	41,684
Accounts payable and cash overdraft	32,887	61,125
Accrued liabilities and other	(17,381)	(25,723)
NET CASH FROM OPERATING ACTIVITIES	113,138	239,078
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(129,752)	(106,585)
Proceeds from sale of property, plant and equipment	3,694	2,353
Acquisitions, net of cash received and purchase of equity method investment	(15,706)	—
Purchases of investments	(16,873)	(16,416)
Proceeds from sale of investments	7,467	9,284
Other	1,591	(7,674)
NET CASH USED IN INVESTING ACTIVITIES	(149,579)	(119,038)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	13,357	12,354
Repayments under revolving credit facilities	(12,814)	(11,988)
Repayment of debt on behalf of investee	—	(6,303)
Contingent consideration payments and other	(221)	(4,779)
Proceeds from issuance of common stock	1,294	1,470
Dividends paid to shareholders	(41,978)	(40,660)
Distributions to noncontrolling interest	(285)	(9,400)
Payments to taxing authorities in connection with shares directly withheld from employees	(9,560)	(17,838)
Repurchase of common stock	(251,933)	(119,362)
Other	(198)	38
NET CASH USED IN FINANCING ACTIVITIES	(302,338)	(196,468)
Effect of exchange rate changes on cash	2,176	(3,726)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(336,603)	(80,154)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,179,594	1,122,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$842,991	$1,042,102
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,171,828	$1,118,329
Restricted cash, beginning of period	7,766	3,927
Cash, cash equivalents, and restricted cash, beginning of period	$1,179,594	$1,122,256
Cash and cash equivalents, end of period	$841,930	$1,041,341
Restricted cash, end of period	1,061	761
Cash, cash equivalents, and restricted cash, end of period	$842,991	$1,042,102
SUPPLEMENTAL INFORMATION:
Interest paid	$5,390	$6,317
Income taxes paid	53,580	65,572
NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable	$1,325	$3,005
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$9,908	$9,743

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

NOTES TO UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Presentation Currency

The accompanying unaudited interim condensed consolidated financial statements are presented in United States dollars (“US dollars” or “USD”), unless otherwise indicated.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated condensed financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. The Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which were both first exercisable in June 2025 and expire in June 2030. As of June 28, 2025, both the put and call rights remain unexercised and the carrying value of our investment in Dempsey is $54.2 million which is recorded in Other Assets on our condensed consolidated balance sheets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 29, 2024 balances in the accompanying unaudited condensed consolidated balance sheets.

UFP INDUSTRIES, INC.

Assets and Liabilities Held for Sale

We classify assets and related liabilities as held for sale when the following conditions are met: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Upon designation as held for sale, we record the assets and related liabilities at the lower of their carrying value or their estimated fair value, reduced for the costs to dispose of the assets and related liabilities, which we determined using the estimated proceeds from the sale.

During the second quarter of 2025, we determined several real estate properties and related machinery and equipment within our Retail, Packaging, and Corporate segments met the criteria as held for sale, and therefore we have reclassified the related assets as held for sale on the condensed consolidated balance sheet. The fair value measurements for the assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals. The assets had a carrying value of $8.6 million as of June 28, 2025, with no related impairment recorded in fiscal 2025.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	June 28, 2025				December 28, 2024
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$128,811	27,615	—	$156,426	$356,700	$21,150	$—	$377,850
Fixed income funds	5,287	36,356	—	41,643	5,272	33,076	—	38,348
Treasury securities	344	—	—	344	344	—	—	344
Equity securities	16,940	—	30,500	47,440	16,431	—	26,000	42,431
Alternative investments	—	—	4,064	4,064	—	—	4,044	4,044
Mutual funds:
Domestic stock funds	9,838	—	—	9,838	9,534	—	—	9,534
International stock funds	742	—	—	742	641	—	—	641
Target funds	10	—	—	10	10	—	—	10
Bond funds	6	—	—	6	6	—	—	6
Alternative funds	477	—	—	477	477	—	—	477
Total mutual funds	11,073	—	—	11,073	10,668	—	—	10,668
Total	$162,455	$63,971	$34,564	$260,990	$389,415	$54,226	$30,044	$473,685

From the assets measured at fair value as of June 28, 2025, listed in the table above, $154.1 million of money market funds are held in Cash and Cash Equivalents, $31.9 million of mutual funds, equity securities, and alternative investments are held in Investments, $30.5 million of equity securities are held in Other Assets, $0.2 million of mutual funds are held in Other Assets for our deferred compensation plan, and $42.0 million of fixed income funds and $2.3 million of money market funds are held in Restricted Investments. As of December 28, 2024, $377.4 million of money market funds were held in Cash and Cash Equivalents, $31.0 million of mutual funds, equity securities, and alternative investments were held in Investments, $26.0 million of equity securities were held in Other Assets, $0.2 million of mutual funds were held in Other Assets for our deferred compensation plan, and $38.7 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

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

We have $30.5 million of investments through our Innov8 Fund, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.”

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $74.0 million and $69.8 million as of June 28, 2025 and December 28, 2024, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

UFP INDUSTRIES, INC.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 28, 2025			December 28, 2024
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$42,459	$(816)	$41,643	$39,645	$(1,297)	$38,348
Treasury securities	344	—	344	344	—	344
Equity	13,399	3,541	16,940	13,161	3,270	16,431
Mutual funds	8,548	2,469	11,017	8,549	2,064	10,613
Alternative investments	3,378	686	4,064	3,321	723	4,044
Total	$68,128	$5,880	$74,008	$65,020	$4,760	$69,780

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $5.9 million and $4.8 million as of June 28, 2025 and December 28, 2024, respectively. Carrying amounts above are recorded in the Investments and Restricted Investments line items within the balance sheet as of June 28, 2025 and December 28, 2024.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
Point in Time Revenue	$1,799,250	$1,857,264	(3.1)%	$3,348,555	$3,462,099	(3.3)%
Over Time Revenue	36,124	44,695	(19.2)%	82,338	78,826	4.5%
Total Net Sales	1,835,374	1,901,959	(3.5)%	$3,430,893	$3,540,925	(3.1)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	June 28,	December 28,	June 29,
	2025	2024	2024
Cost and Earnings in Excess of Billings	$5,995	$7,478	$7,227
Billings in Excess of Cost and Earnings	7,888	6,483	8,816

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Numerator:
Net earnings attributable to controlling interest	$100,734	$125,930	$179,487	$246,721
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(3,728)	(4,781)	(6,706)	(9,684)
Net earnings for calculating EPS	$97,006	$121,149	$172,781	$237,037
Denominator:
Weighted average shares outstanding	59,511	61,668	60,193	61,817
Adjustment for non-vested restricted common stock equivalents	(2,440)	(2,633)	(2,474)	(2,710)
Shares for calculating basic EPS	57,071	59,035	57,719	59,107
Effect of dilutive restricted common stock equivalents	116	124	101	106
Shares for calculating diluted EPS	57,187	59,159	57,820	59,213
Net earnings per share:
Basic	$1.70	$2.05	$2.99	$4.01
Diluted	$1.70	$2.05	$2.99	$4.00

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

UFP INDUSTRIES, INC.

In addition, on June 28, 2025, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On June 28, 2025, we had outstanding purchase commitments on commenced capital projects of approximately $133.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of June 28, 2025, we had approximately $18.3 million in outstanding payment and performance bonds for open projects. We had approximately $13.2 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 28, 2025, we had outstanding letters of credit totaling $41.5 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of June 28, 2025, we have irrevocable letters of credit outstanding totaling approximately $38.2 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2025 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions since the end of June 2024, which were accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
	June 16, 2025	$7,360 consideration for 100% asset purchase	$77	$7,283	Construction
RWP West, LLC (RWP)

Located in Twin Falls, ID and established in 2007, RWP serves the western portion of the US and is a manufacturer and distributor for the manufactured housing, RV, and cargo markets. The company had trailing 12-month sales of approximately $7 million through April 2025.

	December 23, 2024	$29,901 consideration for 100% asset purchase	$12,662	$17,239	Packaging
C&L Wood Products (C&L)

Located in Hartselle, AL and founded in 1975, C&L is a manufacturer of machine-built pallets, mulch, and other wood products. The company had trailing 12-month sales of approximately $25 million through November 2024.

The estimated fair values of assets acquired and liabilities assumed are based on available information at the acquisition date and assumptions deemed reasonable by management, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value for intangible assets, including goodwill. As of June 28, 2025, the fair value determination of the intangible assets for the above business combinations has not been finalized. Therefore, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

The business combinations mentioned above contributed approximately $13.0 million to net sales and a $0.8 million operating loss during the first six months of 2025. They are not significant to our operating results and thus proforma results for 2025 and 2024 are not presented.

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

The tables below are presented in thousands:

	Three Months Ended June 28, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$788,224	$428,669	$551,590	$65,026	$1,865	$1,835,374
Intersegment net sales	75,997	25,829	24,678	100,543	(227,047)	—
Cost of goods sold	674,484	358,087	451,401	51,789	(13,121)	1,522,640
Gross Profit	113,740	70,582	100,189	13,237	14,986	312,734
Selling, general, administrative expenses	58,642	43,148	63,727	10,398	9,080	184,995
Net loss (gain) on disposition and impairment of assets	1,083	1,225	211	2,616	(1,305)	3,830
Other (gains) losses, net	536	—	191	302	(211)	818
Earnings from operations	53,479	26,209	36,060	(79)	7,422	123,091
Interest expense	30	3	—	(198)	2,881	2,716
Interest and investment income	(84)	—	—	(2,299)	(8,374)	(10,757)
Equity in loss of investee	—	(798)	—	(15)	—	(813)
Interest and other	(54)	(795)	—	(2,512)	(5,493)	(8,854)
Earnings before income taxes	53,533	27,004	36,060	2,433	12,915	131,945
Income taxes	12,405	6,371	8,497	419	3,382	31,074
Net earnings	$41,128	$20,633	$27,563	$2,014	$9,533	$100,871
Other significant items:
Amortization expense	$957	2,166	704	1,671	430	$5,928
Depreciation expense	7,592	9,090	6,330	1,109	9,879	34,000
Segment assets	955,976	819,438	664,848	336,597	1,320,529	4,097,388
Capital expenditures	22,218	21,289	10,236	810	7,931	62,484

UFP INDUSTRIES, INC.

	Three Months Ended June 29, 2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$809,067	$435,204	$574,547	$81,470	$1,671	$1,901,959
Intersegment net sales	70,102	26,275	18,797	80,055	(195,229)	—
Cost of goods sold	682,307	351,518	448,992	61,564	(5,165)	1,539,216
Gross Profit	126,760	83,686	125,555	19,906	6,836	362,743
Selling, general, administrative expenses	65,291	52,996	73,307	14,576	(3,015)	203,155
Net loss (gain) on disposition and impairment of assets	1,158	1,174	287	23	(420)	2,222
Other losses (gains), net	528	—	(50)	(2,189)	43	(1,668)
Earnings from operations	59,783	29,516	52,011	7,496	10,228	159,034
Interest expense	29	4	—	(849)	3,983	3,167
Interest and investment income	(207)	(1)	(14)	(353)	(12,640)	(13,215)
Equity in loss of investee	—	642	—	—	—	642
Interest and other	(178)	645	(14)	(1,202)	(8,657)	(9,406)
Earnings before income taxes	59,961	28,871	52,025	8,698	18,885	168,440
Income taxes	15,025	7,234	13,036	2,180	4,733	42,208
Net earnings	$44,936	$21,637	$38,989	$6,518	$14,152	$126,232
Other significant items:
Amortization expense	$998	2,216	703	1,503	433	$5,853
Depreciation expense	7,124	8,467	5,621	828	8,584	30,624
Segment assets	916,574	802,204	666,622	337,962	1,415,132	4,138,494
Capital expenditures	14,734	14,959	20,734	834	6,176	57,437

	Six Months Ended June 28, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,395,607	838,677	1,067,530	125,324	3,755	$3,430,893
Intersegment net sales	140,642	49,543	51,239	191,027	(432,451)	—
Cost of goods sold	1,200,572	698,521	876,541	101,455	(27,126)	2,849,963
Gross Profit	195,035	140,156	190,989	23,869	30,881	580,930
Selling, general, administrative expenses	113,997	90,917	126,511	18,860	10,964	361,249
Net loss (gain) on disposition and impairment of assets	1,107	1,257	331	2,616	(1,557)	3,754
Other (gains) losses, net	318	—	271	248	(253)	584
Earnings from operations	79,613	47,982	63,876	2,145	21,727	215,343
Interest expense	60	6	—	(531)	5,850	5,385
Interest and investment income	(174)	—	(1)	(2,607)	(19,092)	(21,874)
Equity in loss of investee	—	(473)	—	(321)	—	(794)
Interest and other	(114)	(467)	(1)	(3,459)	(13,242)	(17,283)
Earnings before income taxes	79,727	48,449	63,877	5,604	34,969	232,626
Income taxes	17,936	10,899	14,370	1,088	8,039	52,332
Net earnings	$61,791	$37,550	$49,507	$4,516	$26,930	$180,294
Other significant items:
Amortization expense	$1,914	4,345	1,406	3,272	808	$11,745
Depreciation expense	14,902	17,987	12,521	2,053	19,478	66,941
Segment assets	955,976	819,438	664,848	336,597	1,320,529	4,097,388
Capital expenditures	54,526	46,549	16,664	1,424	10,589	129,752

UFP INDUSTRIES, INC.

	Six Months Ended June 29, 2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,437,832	$859,622	$1,092,443	$148,417	$2,611	$3,540,925
Intersegment net sales	129,448	47,201	38,832	151,312	(366,793)	—
Cost of goods sold	1,209,948	690,496	852,553	110,566	(11,459)	2,852,104
Gross Profit	227,884	169,126	239,890	37,851	14,070	688,821
Selling, general, administrative expenses	120,901	106,937	142,457	27,967	(3,048)	395,214
Net loss (gain) on disposition and impairment of assets	886	1,427	286	14	(622)	1,991
Other losses (gains), net	334	—	(206)	(1,499)	130	(1,241)
Earnings from operations	105,763	60,762	97,353	11,369	17,610	292,857
Interest expense	58	8	—	(1,666)	7,903	6,303
Interest and investment income	(330)	(11)	(25)	(3,127)	(26,215)	(29,708)
Equity in loss of investee	—	1,236	—	—	—	1,236
Interest and other	(272)	1,233	(25)	(4,793)	(18,312)	(22,169)
Earnings before income taxes	106,035	59,529	97,378	16,162	35,922	315,026
Income taxes	23,036	12,564	20,921	3,478	7,696	67,695
Net earnings	$82,999	$46,965	$76,457	$12,684	$28,226	$247,331
Other significant items:
Amortization expense	$1,996	4,408	1,405	3,037	889	$11,735
Depreciation expense	14,089	16,936	11,005	1,617	16,996	60,643
Segment assets	916,574	802,204	666,622	337,962	1,415,132	4,138,494
Capital expenditures	28,134	28,270	33,360	1,863	14,958	106,585

The following table presents goodwill by segment as of June 28, 2025, and December 28, 2024 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 28, 2024	$84,116	$146,747	$87,401	$21,575	$—	$339,839
2025 Purchase Accounting Adjustments	—	12	—	—	—	12
Foreign Exchange, Net	33	—	256	1,439	—	1,728
Balance as of June 28, 2025	$84,149	$146,759	$87,657	$23,014	$—	$341,579

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales (in thousands) by business unit for each segment for the three and six months ended June 28, 2025, and June 29, 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Retail
ProWood	$690,230	$706,284	$1,230,699	$1,259,529
Deckorators	97,994	99,706	163,606	173,841
Other	—	3,077	1,302	4,462
Total Retail	$788,224	$809,067	$1,395,607	$1,437,832

Packaging
Structural Packaging	$267,301	$280,102	$523,283	$554,252
PalletOne	141,914	136,911	276,133	269,401
Protective Packaging	19,454	18,191	39,261	35,969
Total Packaging	$428,669	$435,204	$838,677	$859,622

Construction
Factory Built	$229,669	$225,242	$446,888	$417,076
Site Built	202,413	238,547	393,030	460,106
Commercial	70,515	66,347	134,235	127,731
Concrete Forming	48,993	44,411	93,377	87,530
Total Construction	$551,590	$574,547	$1,067,530	$1,092,443

All Other	$65,026	$81,470	$125,324	$148,417

Corporate	$1,865	$1,671	$3,755	$2,611

Total Net Sales	$1,835,374	$1,901,959	$3,430,893	$3,540,925

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.6% in the second quarter of 2025 compared to 25.1% in the same period of 2024 and was 22.5% in the first six months of 2025 compared to 21.5% for the same period in 2024. The decrease in our effective tax rate for the second quarter was primarily due to one-time state income tax benefits recorded as discrete items in 2025. The increase in our effective tax rate for the first six months of 2025 was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2025 and 2024 (in thousands, except average share price):

	June 28, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	15	$102.96

Shares issued under the employee stock gift program	1	108.28
Shares issued under the director compensation plan	39	55.10
Shares issued under the LTSIP	179	106.65
Shares issued under the executive stock match plan	60	109.84
Forfeitures	(20)
Total shares issued under stock grant programs	259	$100.22

Shares issued under the deferred compensation plans	91	$108.47

During the first six months of 2025, we repurchased 2,523,339 shares of our common stock at an average share price of $103.63.

	June 29, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	15	$116.64

Shares issued under the employee stock gift program	1	117.80
Shares issued under the director retainer stock program	1	114.61
Shares issued under the LTSIP	352	113.49
Shares issued under the executive stock grants plan	64	111.35
Forfeitures	(20)
Total shares issued under stock grant programs	398	$113.14

Shares issued under the deferred compensation plans	87	$112.29

During the first six months of 2024, we repurchased approximately 1,202,527 shares of our common stock at an average share price of $114.09.

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

We write down the value of inventory, the impact of which is reflected in cost of goods sold in the Condensed Consolidated Statements of Earnings and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustments to inventory were not significant for the six months ended June 28, 2025 and June 29, 2024.

UFP INDUSTRIES, INC.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 171,562 shares for $17.1 million, resulting in an average share price of $99.78.

On July 23, 2025, our Board of Directors approved a plan to close our Bonner, Montana manufacturing facilities, which manufacture our Edge siding, pattern, and trim products. We plan to transfer our trim and certain other products to existing facilities and will exit the coated siding business. As part of this restructuring, we expect to incur impairment charges and other one-time costs in a range of $15 million to $17 million in the third quarter of 2025 and expect a minimal impact on revenues. These actions are expected to eliminate future operating losses associated with these facilities of approximately $16 million in 2026.

In addition, in July, we completed the sale of a small industrial component manufacturer as well as the sale of real estate associated with previously closed plants. We plan to recognize a one-time gain in July of approximately $13 million associated with these transactions. An additional property is under contract to be sold in the third quarter, which is expected to add approximately $2 million to this gain. These actions are part of our ongoing efforts to improve capacity utilization and reduce our costs by eliminating excess capacity and closing under-performing operations.

The amounts and timing of the actions and transactions above are subject to change and depend on a variety of factors and assumptions. Actual results may differ materially from current expectations. Additional charges or expenses may arise due to unforeseen events related to or resulting from these actions.

UFP INDUSTRIES, INC.

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

OVERVIEW

Our results for the second quarter of 2025 include the following highlights:

●	Our net sales decreased 4% compared to the second quarter of 2024, which was comprised of a 1% decrease in selling prices and a 3% decrease in unit sales. The overall decrease in our selling prices is primarily due to more competitive pricing in our Site Built, Factory Built, Structural Packaging and PalletOne business units. Organic unit sales declined due to a 7% decrease in our retail segment, partially offset by a 2% increase in our construction segment. An acquired business contributed a 2% unit increase in our packaging segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $50 million, or 14%, compared to the same period of the prior year. By segment, gross profits decreased by $25 million in Construction, $13 million in Packaging, and $13 million in Retail. The overall decrease in our gross profits is primarily due to weaker demand impacting volumes in our Site-Built and ProWood business units, competitive pricing in our Site Built, Structural Packaging, and PalletOne business units, and cost increases in our Site Built, Deckorators, and Edge business units.
●	Our operating profits decreased $36 million, or 23%, compared to the second quarter of 2024. The overall decrease is a result of the decrease in gross profits mentioned above partially offset by a decrease in selling, general, and administrative (“SG&A”) expenses. Our SG&A decreased primarily due to our initiatives to reduce our cost structure to align it with current demand and because of bonus expense and other incentive compensation tied to profitability and return on investment. These decreases were partially offset by an increase in advertising costs to build brand awareness of our Deckorators’ SureStone composite decking.
●	Our cash flows from operations was $113 million in the first six months of 2025 compared to $239 million during the first six months of 2024. The $126 million decline resulted from a decrease in net earnings and non-cash expenses of $59 million and an increase in our investment in net working capital since year end that was $67 million higher in the first six months of 2025 than it was in 2024. We anticipate the increase in net working capital since year end will convert to cash by the end of the third quarter as we move past the typical seasonal peak in our net working capital, as well as approximately $40 million of cash flow benefits from the OBBBA in the third and fourth quarter.
●	Our Cash and cash equivalents at the end of June 2025 was $842 million compared to $1.0 billion at the end of June 2024. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.1 billion at the end of the second quarter of 2025.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2025	2024
January	$434	$398
February	442	389
March	479	416
April	485	403
May	453	377
June	431	382

Second quarter average	$456	$387
Year-to-date average	$454	$394

Second quarter percentage change	17.8%
Year-to-date percentage change	15.2%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2025	2024
January	$386	$380
February	401	371
March	424	394
April	446	371
May	445	353
June	381	355

Second quarter average	$424	$360
Year-to-date average	$414	$371

Second quarter percentage change	17.8%
Year-to-date percentage change	11.6%

Higher overall lumber prices in 2025 compared to 2024 is primarily due to recent production curtailments. A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 42.9% and 38.9% of our sales in the first six months of 2025 and 2024, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 22% of our total net sales in the first six months of 2025. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 19% of our total purchases for the first six months of 2025 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

IMPACT OF TARIFFS ON OUR OPERATING RESULTS

The proposed tariffs in Mexico and Canada continue to be paused. If they are activated, the demand for domestic lumber products is expected to increase, which will likely result in higher costs as capacity gets challenged. Although the trade landscape continues to evolve, since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and intend to make decisions quickly to minimize disruption. As of June 28, 2025, 84% of our lumber purchases are from domestic suppliers and 16% are imported from Canada and other international suppliers.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed one business acquisition in fiscal 2025 and one in fiscal 2024. The annual historical sales attributable to these acquisitions are approximately $32 million. These business combinations are not significant to our quarterly results and thus proforma results for 2025 and 2024 are not presented.

UFP INDUSTRIES, INC.

See Notes to the Unaudited Interim Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	80.9	83.1	80.5
Gross profit	17.0	19.1	16.9	19.5
Selling, general, and administrative expenses	10.1	10.7	10.5	11.2
Net gain on disposition and impairment of assets	0.2	0.1	0.1	0.1
Other (gains) losses, net	—	(0.1)	—	—
Earnings from operations	6.7	8.4	6.3	8.3
Interest and other	(0.5)	(0.5)	(0.5)	(0.6)
Earnings before income taxes	7.2	8.9	6.8	8.9
Income taxes	1.7	2.2	1.5	1.9
Net earnings	5.5	6.6	5.3	7.0
Less net earnings attributable to noncontrolling interest	—	—	—	—
Net earnings attributable to controlling interest	5.5%	6.6%	5.2%	7.0%

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

	Percentage Change		Percentage Change
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Units sold	(3.0)%	(1.0)%	(2.0)%	(1.0)%
Gross profit	(13.8)	(9.3)	(15.7)	(9.2)
Selling, general, and administrative expenses	(8.9)	(0.8)	(8.6)	(1.0)
Earnings from operations	(22.6)	(17.8)	(26.5)	(17.6)

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Gross profit	$312,734	$362,743	$580,930	$688,821
Selling, general, and administrative expenses	$184,995	$203,155	$361,249	$395,214
SG&A as percentage of gross profit	59.2%	56.0%	62.2%	57.4%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$788,224	$428,669	$551,590	$65,026	$1,865	$1,835,374
Cost of goods sold	674,484	358,087	451,401	51,789	(13,121)	1,522,640
Gross profit	113,740	70,582	100,189	13,237	14,986	312,734
Selling, general, administrative expenses	58,642	43,148	63,727	10,398	9,080	184,995
Net loss (gain) on disposition and impairment of assets	1,083	1,225	211	2,616	(1,305)	3,830
Other losses (gains), net	536	—	191	302	(211)	818
Earnings from operations	$53,479	$26,209	$36,060	$(79)	$7,422	$123,091

	Three Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$809,067	$435,204	$574,547	$81,470	$1,671	$1,901,959
Cost of goods sold	682,307	351,518	448,992	61,564	(5,165)	1,539,216
Gross profit	126,760	83,686	125,555	19,906	6,836	362,743
Selling, general, administrative expenses	65,291	52,996	73,307	14,576	(3,015)	203,155
Net loss (gain) on disposition and impairment of assets	1,158	1,174	287	23	(420)	2,222
Other losses (gains), net	528	—	(50)	(2,189)	43	(1,668)
Earnings from operations	$59,783	$29,516	$52,011	$7,496	$10,228	$159,034

UFP INDUSTRIES, INC.

	Six Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,395,607	$838,677	$1,067,530	$125,324	$3,755	$3,430,893
Cost of goods sold	1,200,572	698,521	876,541	101,455	(27,126)	2,849,963
Gross profit	195,035	140,156	190,989	23,869	30,881	580,930
Selling, general, administrative expenses	113,997	90,917	126,511	18,860	10,964	361,249
Net loss (gain) on disposition and impairment of assets	1,107	1,257	331	2,616	(1,557)	3,754
Other losses (gains), net	318	—	271	248	(253)	584
Earnings from operations	$79,613	$47,982	$63,876	$2,145	$21,727	$215,343

	Six Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,437,832	$859,622	$1,092,443	$148,417	$2,611	$3,540,925
Cost of goods sold	1,209,948	690,496	852,553	110,566	(11,459)	2,852,104
Gross profit	227,884	169,126	239,890	37,851	14,070	688,821
Selling, general, administrative expenses	120,901	106,937	142,457	27,967	(3,048)	395,214
Net loss (gain) on disposition and impairment of assets	886	1,427	286	14	(622)	1,991
Other losses (gains), net	334	—	(206)	(1,499)	130	(1,241)
Earnings from operations	$105,763	$60,762	$97,353	$11,369	$17,610	$292,857

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	100.0	100.0%
Cost of goods sold	85.6	83.5	81.8	79.6	—	83.0
Gross profit	14.4	16.5	18.2	20.4	—	17.0
Selling, general, administrative expenses	7.4	10.1	11.6	16.0	—	10.1
Net loss (gain) on disposition and impairment of assets	0.1	0.3	—	4.0	—	0.2
Other losses (gains), net	0.1	0.0	—	0.5	—	—
Earnings from operations	6.8%	6.1%	6.5%	(0.1)%	—	6.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.3	80.8	78.1	75.6	—	80.9
Gross profit	15.7	19.2	21.9	24.4	—	19.1
Selling, general, administrative expenses	8.1	12.2	12.8	17.9	—	10.7
Net loss (gain) on disposition and impairment of assets	0.1	0.3	—	—	—	0.1
Other losses (gains), net	0.1	—	—	(2.7)	—	(0.1)
Earnings from operations	7.4%	6.8%	9.1%	9.2%	—	8.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	100.0	100.0%
Cost of goods sold	86.0	83.3	82.1	81.0	—	83.1
Gross profit	14.0	16.7	17.9	19.0	—	16.9
Selling, general, administrative expenses	8.2	10.8	11.9	15.0	—	10.5
Net loss (gain) on disposition and impairment of assets	0.1	0.1	—	—	—	0.1
Other losses (gains), net	—	—	—	0.2	—	—
Earnings from operations	5.7%	5.7%	6.0%	1.7%	—	6.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 29, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.2	80.3	78.0	74.5	—	80.5
Gross profit	15.8	19.7	22.0	25.5	—	19.5
Selling, general, administrative expenses	8.4	12.4	13.0	18.8	—	11.2
Net loss (gain) on disposition and impairment of assets	—	0.2	—	—	—	0.1
Other losses (gains), net	—	—	—	(1.0)	—	—
Earnings from operations	7.4%	7.1%	8.9%	7.7%	—	8.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	Second Quarter 2025 versus Second Quarter 2024
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(2.6)%	4.4%	(7.0)%	—%	(7.0)%
Packaging	(1.5)%	(3.5)%	2.0%	2.0%	—%
Construction	(4.0)%	(6.0)%	2.0%	—%	2.0%
All Other	(20.2)%	1.8%	(22.0)%	—%	(22.0)%
Corporate	11.6%	—%	11.6%	—%	11.6%
Total Sales	(3.5)%	(0.5)%	(3.0)%	—%	(3.0)%

	% Change
	Year-to-Date 2025 versus Year-to-Date 2024
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(2.9)%	2.1%	(5.0)%	—%	(5.0)%
Packaging	(2.4)%	(2.4)%	—%	1.0%	(1.0)%
Construction	(2.3)%	(5.3)%	3.0%	—%	3.0%
All Other	(15.6)%	1.4%	(17.0)%	—%	(17.0)%
Corporate	43.8%	—%	43.8%	—%	43.8%
Total Sales	(3.1)%	(1.1)%	(2.0)%	—%	(2.0)%

●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood-alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 81% of our sales consist of products we manufacture at our locations, while 19% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended June 28, 2025		Three Months Ended June 29, 2024
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.6%	47.4%	54.2%	45.8%
Packaging	74.8%	25.2%	75.1%	24.9%
Construction	80.7%	19.3%	79.5%	20.5%
All Other	76.9%	23.1%	75.7%	24.3%
Corporate	81.0%	19.0%	48.0%	52.0%
Total Sales	67.0%	33.0%	67.4%	32.6%

	Six Months Ended June 28, 2025		Six Months Ended June 29, 2024
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.1%	47.9%	53.0%	47.0%
Packaging	75.0%	25.0%	75.4%	24.6%
Construction	80.3%	19.7%	80.0%	20.0%
All Other	76.2%	23.8%	76.6%	23.4%
Corporate	73.5%	26.5%	60.3%	39.7%
Total Sales	67.3%	32.8%	67.6%	32.4%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products were down 4% in the second quarter and 1% in the first six months of 2025 compared to the prior year. Our overall unit sales of commodity-based products decreased approximately 4% in the second quarter and 3% in the first six months of 2025 compared to the prior year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the second quarter and first six months of 2025 increased 2% and decreased 2%, respectively. Approximately $39.5 million of new product sales for the first six months of 2024, while they continue to be sold, were sunset in 2025 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $550 million in 2025. For the first six months of 2025, new product sales totaled $239 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	June 28,	% of Segment	June 29,	% of Segment	% Change
	2025	Net Sales	2024	Net Sales	in Sales
Retail	$68,010	8.6%	58,720	7.3%	15.8%
Packaging	42,670	10.0%	46,795	10.8%	(8.8)%
Construction	17,464	3.2%	20,749	3.6%	(15.8)%
All Other	31	—%	303	0.4%	(89.8)%
Corporate	908	48.7%	667	39.9%	36.1%
Total New Product Sales	129,083	7.0%	127,234	6.7%	1.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

	New Product Sales by Segment
	Six Months Ended
	June 28,	% of Segment	June 29,	% of Segment	% Change
	2025	Net Sales	2024	Net Sales	in Sales
Retail	$115,209	8.3%	$104,515	7.3%	10.2%
Packaging	87,737	10.5%	96,676	11.2%	(9.2)%
Construction	34,863	3.3%	41,716	3.8%	(16.4)%
All Other	247	0.2%	409	0.3%	(39.6)%
Corporate	1,325	35.3%	1,171	44.8%	13.2%
Total New Product Sales	239,381	7.0%	244,487	6.9%	(2.1)%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the second quarter of 2025 decreased by 3% compared to the same period of 2024 due to a 7% decrease in units, partially offset by a 4% increase in selling prices. Unit changes within this segment consisted of decreases of 3% in Deckorators and 7% in ProWood. Our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 7%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 6%. Within our Deckorators business unit, our sales of railings declined 25%, wood-plastic composite decking was flat, and our mineral-based-composite decking (sold under our new Surestone tradename) increased 45%. The decline in our railing sales is due to lost market share with a big box customer which began impacting sales at the beginning of the year.  Our sales or wood-plastic composite decking were also impacted by this loss of business. However, we gained market share with another big box customer which will begin to more favorably impact our sales beginning in July as initial stocking orders are received for one of our mineral-based composite decking products. Overall, for the remainder of this year, we believe we will benefit from a modest net gain in market share as we begin stocking approximately 1,500 stores and continue to add capacity to produce our mineral-based composite decking. We expect to realize the full benefit of our net market share gain in 2026. Our long-term goal is to double our market share of composite decking and railing over the next 5 years. The decline in ProWood volume is primarily due to soft demand due to higher interest rates and weaker consumer sentiment and ongoing efforts to discontinue sales of products that do not meet our profitability targets.

Gross profits decreased by $13 million, or 10% to $114 million for the second quarter of 2025 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our ProWood pressure-treated products decreased by $2 million, primarily due to a decline in unit sales as an increase in material costs was offset by an increase in selling prices. Additionally, gross profits associated with our Edge products declined by $4 million. Please see footnote K to our condensed consolidated financial statements regarding our plan to close our Edge manufacturing facilities in Bonner, Montana and move volume to existing facilities in California and Mexico.
●	The gross profit of our Deckorators business unit decreased by $4 million primarily due to lower railing sales and an increase in our cost per unit of wood-based composite decking associated with unfavorable cost variances and product mix, and an increase in the cost per unit of our mineral-based composite decking due to product mix. We believe the new, more efficient equipment we’re installing to manufacture our mineral-based composite decking will allow us to achieve our targeted cost per unit.

SG&A decreased by $7 million, or 10%, in the second quarter of 2025 compared to the same period of 2024. Accrued bonus expense, which varies with the overall profitability and return on investment of the segment, decreased $4 million from the second quarter of 2024 and totaled $15 million for the quarter. This decrease, along with other smaller decreases in several accounts totaling $9 million, was partially offset by an increase in advertising of $6 million related to our efforts to build brand awareness of our Deckorators SureStone decking.

UFP INDUSTRIES, INC.

Earnings from operations decreased in the second quarter of 2025 compared to 2024 by $6 million, or 11%, as a result of the factors mentioned above.

Net sales in the first six months of 2025 decreased by 3% compared to the same period of 2024, due to a 5% decrease in units, partially offset by a 2% increase in selling prices. Unit changes within this segment consisted of decreases of 6% in Deckorators and 5% in ProWood. Unit sales to big box customers decreased approximately 5%, while unit sales to independent retailers decreased approximately 6%. Within our Deckorators business unit, our sales of railings decreased by 31% and wood-plastic composite decking decreased by 3% due to the lost market share described above. These decreases were partially offset by a 36% increase in our mineral-based-composite decking as consumers continue to see the benefits of its superior product attributes.

Gross profits decreased by $33 million, or 14% to $195 million for the first six months of 2025 compared to the same period in 2024. The change in gross profit was attributable to the following:

●	The gross profits of our ProWood business unit decreased $18 million, primarily due to a decline in unit sales as a result of softer demand and an unfavorable increase in material costs. Additionally, gross profits associated with our Edge products declined by $5 million. Please see footnote K to our condensed consolidated financial statements regarding our plan to close our Edge manufacturing facilities in Bonner MT and move volume to existing facilities in California and Mexico.
●	The gross profit of our Deckorators business unit decreased by $8 million due to the decline in railing and wood-plastic composite decking sales mentioned above and an increase in our cost per unit of composite decking.

SG&A decreased by approximately $7 million, or 6%, in the first six months of 2025 compared to the same period of 2024. The overall decrease was due to a decline in accrued bonus expense of $8 million, which totaled $24 million for the first six months of 2025, as well as a $2 million decrease in wages and benefits and many smaller decreases in several accounts totaling $8 million. This decrease was partially offset by an increase in advertising of $11 million primarily related to Deckorators.

Earnings from operations decreased in the first six months of 2025 compared to 2024 by $26 million, or 25%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the second quarter of 2025 decreased 2% compared to the same period of 2024, due to a 4% decrease in selling prices, partially offset by an acquired business which contributed 2% to unit growth. Organic unit changes consist of decreases of 2% in Structural Packaging, primarily due to a decline in demand, offset by growth of 8% in Protective Packaging and 5% in PalletOne due to market share gains. The decrease in selling prices is due to competitive price pressure primarily in our PalletOne and Structural Packaging business units.

Gross profits decreased by $13 million, or 16%, for the second quarter of 2025 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our structural packaging business unit decreased by $7 million. The decline in gross profit is attributable to competitive price pressure and a decline in volume due to lower demand.
●	The gross profit of our PalletOne business unit decreased by $6 million primarily due to competitive price pressure which more than offset the favorable impact of unit sales growth as we continue to execute our strategy to gain market share.
●	The gross profit of our protective packaging business unit remained flat compared to last year.

UFP INDUSTRIES, INC.

SG&A decreased by approximately $10 million, or 19%, in the second quarter of 2025 compared to the same period of 2024. Accrued bonus expense decreased approximately $3 million relative to the same period of 2024, and totaled $8 million for the quarter. The remaining decrease is attributable to an adjustment to reduce earnout expense by $1.5 million and many smaller decreases in several accounts.

Earnings from operations decreased in the second quarter of 2025 compared to 2024 by $3 million, or 11%, due to the factors discussed above.

Net sales in the first six months of 2025 decreased 2% compared to the same period of 2024, due to a 2% decrease in selling prices and a 1% decrease in organic unit sales, partially offset by an acquired business which contributed 1% to unit growth. Organic unit changes consist of a 4% decrease in structural packaging, primarily due to a decline in demand, partially offset by 10% unit growth in Protective Packaging and 2% unit growth in PalletOne due to market share gains. The decline in prices is due to competitive price pressure.

Gross profits decreased by $29 million, or 17%, for the first six months of 2025 compared to the same period in 2024. The change in gross profits was attributable to the following.

●	The gross profit of our structural packaging business unit decreased by a total of $18 million. The decline in gross profit is primarily due to lower unit sales and competitive price pressure due to lower demand.
●	The gross profit of our PalletOne business unit decreased by $11 million primarily due to competitive price pressure which more than offset the favorable impact from unit sales growth as we continue to execute our strategy to gain market share.
●	The gross profit of our protective packaging business unit decreased by $1 million due to unfavorable cost variances as a result of fixed manufacturing costs.

SG&A decreased by approximately $16 million, or 15%, in the first six months of 2025 compared to the same period of 2024. Accrued bonus expense decreased $5 million, and totaled $16 million for the six months of 2025. Additionally, our sales incentive compensation decreased by $2 million. The remaining decrease is attributable to many smaller decreases in several accounts.

Earnings from operations decreased in the first six months of 2025 compared to 2024 by $13 million, or 21%, due to the factors discussed above.

Construction Segment

Net sales in the second quarter of 2025 decreased 4% compared to the same period of 2024 due to a 6% decrease in selling prices offset by a 2% increase in unit sales. We experienced unit increases of 8% in factory-built, 6% in commercial construction, and 11% in concrete forming. Our growth in factory-built is primarily due to an increase in industry production. These increases were partially offset by a 7% decrease in site-built, primarily due to softer demand for housing. As of June 28, 2025 and June 29, 2024, we estimate that our backlog of orders in our site-built housing business unit were $59 million and $82 million, respectively. The decrease in pricing was primarily due to competitive price pressure in our site-built business unit.

Gross profits decreased by $25 million, or 20%, in the second quarter of 2025 compared to the same period of 2024. The change in our gross profit was comprised of the following:

●	The gross profit of our site-built housing business unit decreased by $28 million, primarily due to a decline in unit sales and competitive price pressure due to softer demand. Higher material costs also contributed modestly to the decline in gross profits.

UFP INDUSTRIES, INC.

●	The gross profit of our commercial construction business unit decreased by $1 million due to increased labor and overhead costs, which more than offset the favorable impact from unit sales growth.
●	The gross profit of our factory-built business unit increased by $1 million due to an increase in unit sales.
●	The gross profit of our concrete-forming business unit increased by $1 million due to an increase in unit sales.

SG&A decreased by approximately $10 million, or 13%, in the second quarter of 2025 compared to the same period of 2024. Accrued bonus expense declined by $6 million and totaled $10 million for the quarter. The decline in SG&A was also attributable to a decline in our sales incentive compensation totaling $2 million and many smaller decreases in several accounts.

Earnings from operations decreased in the second quarter of 2025 compared to 2024 by $16 million, or 31%, due to the factors mentioned above.

Net sales in the first six months of 2025 decreased 2% compared to the same period of 2024 and consisted of a 5% decrease in selling prices, partially offset by a 3% increase in unit sales. Unit changes within this segment consist of increases of 10% in factory-built, primarily due to an increase in industry production, 7% in concrete forming, and 5% in commercial construction. These increases were partially offset by a unit decline of 6% in site-built housing due to lower demand.

Gross profits decreased by $49 million, or 20% for the first six months of 2025 compared to the same period of 2024. The change in our gross profit was comprised of the following:

●	The gross profit of our site-built housing business unit decreased by $52 million primarily due to a decline in unit sales and competitive price pressure. Higher material costs also contributed modestly to the decline in gross profits.
●	The gross profit of our commercial construction business unit decreased by $3 million as a result of increased labor and overhead costs, which more than offset the favorable impact from unit sales growth.
●	The gross profit of our concrete forming business unit increased by $2 million due to higher unit sales.
●	The gross profit of our factory-built business unit increased $2 million as a result of increased unit sales.

SG&A decreased by approximately $16 million, or 11%, in the first six months of 2025 compared to the same period of 2024. Accrued bonus expenses decreased $10 million and totaled $20 million for the first six months of 2025. The decline in SG&A was also attributable to a decline in our sales incentive compensation totaling $3 million and many smaller decreases in several accounts.

Earnings from operations decreased in the first six months of 2025 compared to 2024 by $34 million, or 34%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.6% in the second quarter of 2025 compared to 25.1% in the same period of 2024 and was 22.5% in the first six months of 2025 compared to 21.5% for the same period in 2024. The decrease in our effective tax rate for the second quarter was primarily due to one-time state income tax benefits recorded as discrete items in 2025. The increase in our effective tax rate for the first six months of 2025 was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 28,	June 29,
	2025	2024
Cash from operating activities	$113,138	$239,078
Cash used in investing activities	(149,579)	(119,038)
Cash used in financing activities	(302,338)	(196,468)
Effect of exchange rate changes on cash	2,176	(3,726)
Net change in all cash and cash equivalents	(336,603)	(80,154)
Cash, cash equivalents, and restricted cash, beginning of period	1,179,594	1,122,256
Cash, cash equivalents, and restricted cash, end of period	$842,991	$1,042,102

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

UFP INDUSTRIES, INC.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 59 days from 56 days during the second quarter of 2025 and increased to 60 days from 59 days during the first six months of 2025 compared to the same periods of the prior year.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Days of sales outstanding	35	34	35	34
Days supply of inventory	36	33	38	37
Days of payables outstanding	(12)	(11)	(13)	(12)
Days in cash cycle	59	56	60	59

The increase in our days supply of inventory for the quarter and first six months of 2025 is due to slower inventory turns in our Retail and Packaging segments. The increase in our days of sales outstanding is primarily due to our Retail and Packaging segments. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% at the end of the second quarter of 2025 and 2024.

In the first six months of 2025, our cash flows from operations were $113 million and were comprised of net earnings of $180 million, $99 million of non-cash expenses, offset by a $166 million increase in working capital since the end of December 2024 due to seasonal demand. Our cash flows from operations decreased by $126 million compared to the same period of last year primarily due to the increase in our investment in net working capital since year end, which was $67 million higher in 2025 compared to 2024. We anticipate the seasonal increase in net working capital in 2025 will be converted to cash by the end of the third quarter, as well as approximately $40 million of cash flow benefits from the OBBBA in the third and fourth quarter.

Purchases of property, plant, and equipment of $130 million comprised most of our cash used in investing activities during the first six months of 2025. Outstanding purchase commitments on existing capital projects totaled approximately $133.4 million on June 28, 2025. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and our Site-Built and Deckorators business units, to achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in financing activities during the first six months of 2025 primarily consisted of the following:

●	We repurchased 2,523,339 shares of our common stock for $262 million during the first six months of 2025 at an average price of $103.63 per share. Of this amount, 87,027 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in the current year. The shares were purchased at an average price of $109.85 per share, totaling $10 million.
●	Dividends paid during the first six months of 2025 were $42 million ($0.35 per share).

On June 28, 2025, we had no amount outstanding on our $750 million revolving credit facility, and we had approximately $711 million in remaining availability after considering $39 million in outstanding letters of credit under the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on June 28, 2025.

At the end of the second quarter of 2025, we had approximately $2.1 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $575 million in remaining borrowing capacity.

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

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals. However, in the short-term, demand in our markets has contracted due to a variety of factors, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans for reducing costs, eliminating excess capacity, divesting under-performing assets, and exiting business that does not meet our profitability targets. Our goal through these actions is to lower our cost structure and improve our operating profits by $60 million by year-end 2026. We anticipate benefits of approximately $43 million by the end of 2025, including $13 million from planned capacity reductions and approximately $30 million from planned SG&A cost reductions. The planned decreases will be partially offset by an anticipated $20 million increase in advertising costs in our Deckorators business unit to build our Surestone brand.

The following factors should be considered when evaluating our future prospects:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels. We anticipate lumber prices will remain near current levels, and experience more typical seasonal trends, until there is a substantial change in the balance of supply and demand. In the event higher duties on Canadian softwood lumber and new tariffs are enacted on imports generally, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to duties and tariffs without a material adverse financial impact after a short adjustment period. However, a widespread increase in tariffs may adversely impact demand in the markets we serve.
●	Retail sales accounted for 41% of our net sales for the first six months of 2025. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be slightly down for the remainder of 2025.

UFP INDUSTRIES, INC.

●	Packaging sales accounted for 24% of our net sales for the first six months of 2025. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be slightly down for the remainder of 2025.
●	Construction sales accounted for 31% of our net sales for the first six months of 2025.
-	The site-built business unit accounted for approximately 11% of our net sales for the first six months of 2025. Approximately one-third of site-built customers are multifamily builders. The industry consensus estimate of national housing starts for 2025 is 1.36 million, with estimates generally predicting flat to slightly negative growth in the coming year with multi-family generally showing stronger performance compared to single-family. We anticipate demand in the regions we operate to be down mid-single digits for the remainder of 2025.
-	The factory-built housing business unit accounted for 13% of our net sales for the first six months of 2025. When evaluating future demand, we analyze data from production and shipments of manufactured housing. We currently believe overall demand will be slightly up for the remainder of 2025.
-	The commercial construction and concrete forming business units accounted for approximately 7% of our net sales for the first six months of 2025. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate overall demand in these business units to be flat to slightly up for the remainder of 2025.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On July 23, 2025, our board approved a quarterly cash dividend of $0.35 per share, which represents a 6% year over year increase. This dividend is payable on September 15, 2025, to shareholders of record on September 1, 2025. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On July 23, 2025, our board authorized the repurchase of up to $300 million worth of our shares through July 31, 2026. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will opportunistically buy shares when the price trades at pre-determined levels we believe is at a significant discount to intrinsic value. Through August 4, 2025, we have approximately $290 million of remaining availability under this authorization.
●	Our targeted range for capital expenditures for 2025 is $300-$325 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants and take advantage of automation opportunities and drive strategies that have strong long-term growth potential for new and value-added products. Approximately $207 million in capital projects have been approved so far in 2025 and another $101 million are pending approval.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

UFP INDUSTRIES, INC.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a–15(e) and 15d–15(e)) in the manner required by SEC Rule 13a-15(b) and 15d-15(b), have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in Internal Controls. During the quarter ended June 28, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	A portion of the annual retainer payable to each of our non-employee directors (such portion for each director is $135,000 for 2025) is paid in shares of our common stock. The retainer is deemed earned in equal quarterly installments on February 1, May 1, August 1, and November 1. We use the market price per share on each such installment date (or the preceding day if there were no trades on that installment date) to determine the number of shares issuable to each non-employee director, and except as described below, the shares are issued to the director within five business days.

UFP INDUSTRIES, INC.

We maintain a Director Compensation Plan (the “Plan”) pursuant to which non-employee directors can elect to (1) receive shares of our common stock, on a deferred basis, in lieu of all or a portion of the annual retainer payable to the director in cash, and/or (2) defer receipt of all or a portion of the annual retainer payable to the director in the form of our common stock. Any shares of common stock issuable to a director on a deferred basis pursuant to the Plan are not actually issued until the deferred payment date specified pursuant to the Plan, which is typically after a director’s retirement from the Board. However, on the date such shares are deemed earned by the director, we issue deferred stock units (“DSUs”) to a bookkeeping account for each director to represent the shares issuable in the future pursuant to the Plan. Directors who have DSUs credited to their account pursuant to the Plan receive additional DSUs credited to their account whenever a dividend is paid on the Company’s common stock.

During the second quarter of 2025, upon retirement of a non-employee director on April 23, 2025, 36,857 DSUs were converted to our common stock and issued to the retired director. Additionally, on May 1, 2025, the Company issued 1,011 shares of its common stock to non-employee directors as part of the annual retainer payable to directors in stock (i.e., shares that were issued on a current basis and not deferred pursuant to the Plan). The Company issued all shares described in this paragraph pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

(b)	None.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
March 30 - May 3, 2025	1,153,498	$104.56	1,153,498	$108,250,305
May 4 - 31, 2025	305,200	99.34	305,200	77,930,254
June 1 - 28, 2025	415,581	117.09	415,581	37,464,642

Note: April includes 128 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards.

(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

The repurchases made during the quarter ended June 28, 2025 reflected in the table above were repurchased pursuant to a share repurchase authorization approved by our board on July 24, 2024 and announced July 30, 2024, which authorized the purchase of up to $200 million of outstanding stock through July 31, 2025. This share repurchase authorization was subsequently increased by the board on April 23, 2025 from $200 million to $300 million worth of outstanding stock. On and effective as of July 23, 2025, our board authorized the repurchase of up to $300 million worth of our shares through July 31, 2026, which supersedes and replaces prior authorizations.

Item 5. Other Information.

During the quarter ended June 28, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: August 6, 2025	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Date: August 6, 2025	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer