Form 10-Q
period 2025-09-27
UFP INDUSTRIES INC
filed 2025-11-05
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 27, 2025
Common stock, $1 par value	58,257,224

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of United States dollars, except share data)	September 27,	December 28,	September 28,
	2025	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,008,632	$1,171,828	$1,190,807
Restricted cash	3,062	7,766	761
Investments	33,926	31,087	38,935
Accounts receivable, net	607,537	500,920	650,869
Inventories:
Raw materials	354,021	388,435	337,180
Finished goods	313,397	332,389	308,249
Total inventories	667,418	720,824	645,429
Income taxes receivable	2,571	20,588	40,883
Assets held for sale	7,230	—	—
Other current assets	56,708	50,012	45,841
TOTAL CURRENT ASSETS	2,387,084	2,503,025	2,613,525
DEFERRED INCOME TAXES	5,231	5,263	4,118
RESTRICTED INVESTMENTS	48,488	39,140	32,695
RIGHT OF USE ASSETS	123,369	114,721	124,065
OTHER ASSETS	106,708	98,409	98,759
GOODWILL	342,145	339,839	336,092
INDEFINITE-LIVED INTANGIBLE ASSETS	7,324	7,300	7,350
OTHER INTANGIBLE ASSETS, NET	139,305	152,498	158,199
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	1,900,849	1,750,211	1,684,177
Less accumulated depreciation and amortization	(924,952)	(859,468)	(841,095)
PROPERTY, PLANT AND EQUIPMENT, NET	975,897	890,743	843,082
TOTAL ASSETS	4,135,551	4,150,938	4,217,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$231,905	$224,659	$239,897
Accrued liabilities:
Compensation and benefits	183,619	193,438	216,798
Other	82,537	62,356	76,791
Current portion of lease liability	28,767	27,870	28,442
Current portion of long-term debt	5,386	4,125	44,103
TOTAL CURRENT LIABILITIES	532,214	512,448	606,031
LONG-TERM DEBT	229,007	229,830	232,043
LEASE LIABILITY	106,100	95,095	101,741
DEFERRED INCOME TAXES	30,270	31,244	44,695
OTHER LIABILITIES	29,687	32,330	34,029
TOTAL LIABILITIES	927,278	900,947	1,018,539
TEMPORARY EQUITY:
Redeemable noncontrolling interest	$5,018	$5,366	$5,527
SHAREHOLDERS’ EQUITY:
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	$—	$—	$—
Common stock, $1 par value; shares authorized 160,000,000; issued and outstanding, 58,257,224, 60,724,308 and 60,724,664	58,257	60,724	60,725
Additional paid-in capital	434,441	403,379	389,814
Retained earnings	2,689,507	2,775,280	2,728,281
Accumulated other comprehensive loss	(1,760)	(15,311)	(4,386)
Total controlling interest shareholders’ equity	3,180,445	3,224,072	3,174,434
Noncontrolling interest	22,810	20,553	19,385
TOTAL SHAREHOLDERS’ EQUITY	3,203,255	3,244,625	3,193,819
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$4,135,551	$4,150,938	$4,217,885

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands of United States dollars, except per share data)	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
NET SALES	$1,559,627	$1,649,383	$4,990,520	$5,190,308
COST OF GOODS SOLD	1,296,946	1,350,971	4,146,909	4,203,075
GROSS PROFIT	262,681	298,412	843,611	987,233
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	170,030	183,341	531,279	578,555
NET LOSS (GAIN) ON DISPOSITION AND IMPAIRMENT OF ASSETS	2,458	(453)	6,212	1,538
OTHER LOSSES (GAINS), NET	722	(4,402)	1,306	(5,643)
EARNINGS FROM OPERATIONS	89,471	119,926	304,814	412,783
INTEREST EXPENSE	2,757	2,956	8,142	9,259
INTEREST AND INVESTMENT INCOME	(12,142)	(17,217)	(34,016)	(46,925)
EQUITY IN (EARNINGS) LOSS OF INVESTEE	(278)	77	(1,072)	1,313
INTEREST AND OTHER	(9,663)	(14,184)	(26,946)	(36,353)
EARNINGS BEFORE INCOME TAXES	99,134	134,110	331,760	449,136
INCOME TAXES	23,592	32,491	75,924	100,186
NET EARNINGS	75,542	101,619	255,836	348,950
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(196)	(1,819)	(1,003)	(2,429)
NET EARNINGS ATTRIBUTABLE TO CONTROLLING INTEREST	$75,346	$99,800	$254,833	$346,521

EARNINGS PER SHARE – BASIC	$1.29	$1.64	$4.29	$5.66
EARNINGS PER SHARE – DILUTED	$1.29	$1.64	$4.28	$5.65

OTHER COMPREHENSIVE INCOME:
NET EARNINGS	75,542	101,619	255,836	348,950
OTHER COMPREHENSIVE INCOME (LOSS)	507	792	15,426	(8,318)
COMPREHENSIVE INCOME	76,049	102,411	271,262	340,632
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(487)	(1,032)	(2,878)	397
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$75,562	$101,379	$268,384	$341,029

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Loss	Interest (NCI)	Total	Equity
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			78,753		853	79,606	(183)
Foreign currency translation adjustment				2,744	(31)	2,713	(2)
Unrealized gain on debt securities				470		470
Other		(355)				(355)	99
Cash dividends - $0.35 per share - quarterly			(21,322)			(21,322)
Issuance of 7,197 shares under employee stock purchase plan	7	643				650
Issuance of 232,101 shares under stock grant programs	232	3,055	101			3,388
Issuance of 80,341 shares under deferred compensation plans	81	(81)				—
Repurchase of 649,060 shares	(649)	(9,460)	(59,991)			(70,100)
Expense associated with share-based compensation arrangements		11,493				11,493
Accrued expense under deferred compensation plans		7,888				7,888
Balance on March 29, 2025	$60,395	$416,562	$2,772,821	$(12,097)	$21,375	$3,259,056	$5,280
Net earnings (loss)			100,734		376	101,110	(239)
Foreign currency translation adjustment				10,239	1,615	11,854	2
Unrealized loss on debt securities				(118)		(118)
Other		(1,818)				(1,818)	210
Distributions to NCI					(285)	(285)
Cash dividends - $0.35 per share - quarterly			(20,656)			(20,656)
Issuance of 7,593 shares under employee stock purchase plan	8	636				644
Issuance of 26,949 shares under stock grant programs	27	17	1			45
Issuance of 10,998 shares under deferred compensation plans	10	(10)				—
Repurchase of 1,874,279 shares	(1,874)	(13)	(189,506)			(191,393)
Expense associated with share-based compensation arrangements		8,755				8,755
Accrued expense under deferred compensation plans		1,269				1,269
Balance on June 28, 2025	$58,566	$425,398	$2,663,394	$(1,976)	$23,081	$3,168,463	$5,253
Net earnings (loss)			75,346		253	75,599	(55)
Foreign currency translation adjustment				(354)	471	117	(180)
Unrealized loss on debt securities				570		570
Other		(177)				(177)
Distributions to NCI					(995)	(995)
Purchase of remaining NCI of subsidiary						—
Redeemable NCI						—
Cash dividends - $0.35 per share - quarterly			(20,512)			(20,512)
Issuance of 7,299 shares under employee stock purchase plan	7	565				572
Net forfeitures of 30,601 shares under stock grant programs	(30)	37	37			44
Issuance of 10,940 shares under deferred compensation plans	11	(11)				—
Repurchase of 296,562 shares	(297)	(22)	(28,758)			(29,077)
Expense associated with share-based compensation arrangements		7,497				7,497
Accrued expense under deferred compensation plans		1,154				1,154
Balance on September 27, 2025	$58,257	$434,441	$2,689,507	$(1,760)	$22,810	$3,203,255	$5,018

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings (Loss)	Interest (NCI)	Total	Equity
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			120,791		622	121,413	(314)
Foreign currency translation adjustment				(1,419)	616	(803)	(333)
Unrealized gain on debt securities				6		6
Distributions to NCI					(3,331)	(3,331)
Cash dividends - $0.33 per share - quarterly			(20,411)			(20,411)
Issuance of 6,251 shares under employee stock purchase plan	6	648				654
Issuance of 369,012 shares under stock grant programs	369	5,829				6,198
Issuance of 76,927 shares under deferred compensation plans	77	(77)				—
Repurchase of 319,295 shares	(319)	(17,686)	(18,631)			(36,636)
Expense associated with share-based compensation arrangements		11,194				11,194
Accrued expense under deferred compensation plans		7,621				7,621
Balance on March 30, 2024	$61,754	$362,231	$2,664,081	$(307)	$28,336	$3,116,095	$19,383
Net earnings (loss)			125,930		652	126,582	(350)
Foreign currency translation adjustment				(5,594)	(2,220)	(7,814)	(102)
Unrealized loss on debt securities				(64)		(64)
Other		(607)				(607)
Distributions to NCI					(6,069)	(6,069)
Cash dividends - $0.33 per share - quarterly			(20,249)			(20,249)
Issuance of 8,573 shares under employee stock purchase plan	9	807				816
Issuance of 29,460 shares under stock grant programs	29	1	5			35
Issuance of 9,841 shares under deferred compensation plans	10	(10)				—
Repurchase of 883,232 shares	(883)		(99,681)			(100,564)
Expense associated with share-based compensation arrangements		7,954				7,954
Accrued expense under deferred compensation plans		1,395				1,395
Balance on June 29, 2024	$60,919	$371,771	$2,670,086	$(5,965)	$20,699	$3,117,510	$18,931
Net earnings (loss)			99,800		2,370	102,170	(551)
Foreign currency translation adjustment				1,029	(1,236)	(207)	449
Unrealized gain on debt securities				550		550
Other		(390)				(390)
Distributions to NCI					(2,448)	(2,448)
Purchase of remaining NCI of subsidiary		8,400				8,400	(13,302)
Cash dividends - $0.33 per share - quarterly			(20,061)			(20,061)
Issuance of 5,843 shares under employee stock purchase plan	6	646				652
Net forfeitures of 10,964 shares under stock grant programs	(10)	45	18			53
Issuance of 8,661 shares under deferred compensation plans	8	(8)				—
Repurchase of 197,417 shares	(198)		(21,562)			(21,760)
Expense associated with share-based compensation arrangements		8,021				8,021
Accrued expense under deferred compensation plans		1,329				1,329
Balance on September 28, 2024	$60,725	$389,814	$2,728,281	$(4,386)	$19,385	$3,193,819	$5,527

See notes to consolidated condensed financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of United States dollars)	Nine Months Ended
	September 27,	September 28,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$255,836	$348,950
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	101,574	92,130
Amortization of intangibles	17,666	17,621
Expense associated with share-based and grant compensation arrangements	27,906	27,345
Deferred income taxes	(393)	(674)
Unrealized gain on investments and other	(2,195)	(3,201)
Equity in (earnings) loss of investee	(1,072)	1,313
Net loss on sale, disposition and impairment of assets	3,812	1,538
Impairment of goodwill and other intangibles	2,400	—
Gain from reduction of estimated earnout liability	(1,855)	(1,855)
Changes in:
Accounts receivable	(104,813)	(102,355)
Inventories	61,025	81,238
Accounts payable and cash overdraft	6,243	37,391
Accrued liabilities and other	32,988	(1,779)
NET CASH FROM OPERATING ACTIVITIES	399,122	497,662
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(205,504)	(165,493)
Proceeds from sale of property, plant and equipment	17,308	3,795
Acquisitions and purchases of non-controlling interest, net of cash received	(17,626)	—
Purchases of investments	(27,388)	(34,284)
Proceeds from sale of investments	14,464	13,782
Other	1,535	4,712
NET CASH USED IN INVESTING ACTIVITIES	(217,211)	(177,488)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	23,299	20,130
Repayments under revolving credit facilities	(22,469)	(20,477)
Repayment of debt on behalf of investee	—	(6,303)
Contingent consideration payments and other	(221)	(4,779)
Proceeds from issuance of common stock	1,867	2,122
Dividends paid to shareholders	(62,490)	(60,721)
Distributions to noncontrolling interest	(1,280)	(11,848)
Purchase of remaining noncontrolling interest of subsidiary	—	(4,902)
Payments to taxing authorities in connection with shares directly withheld from employees	(9,582)	(17,838)
Repurchase of common stock	(280,987)	(141,122)
Other	(182)	55
NET CASH USED IN FINANCING ACTIVITIES	(352,045)	(245,683)
Effect of exchange rate changes on cash	2,234	(5,179)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(167,900)	69,312
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,179,594	1,122,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,011,694	$1,191,568
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, beginning of period	$1,171,828	$1,118,329
Restricted cash, beginning of period	7,766	3,927
Cash, cash equivalents, and restricted cash, beginning of period	$1,179,594	$1,122,256
Cash and cash equivalents, end of period	$1,008,632	$1,190,807
Restricted cash, end of period	3,062	761
Cash, cash equivalents, and restricted cash, end of period	$1,011,694	$1,191,568
SUPPLEMENTAL INFORMATION:
Interest paid	$8,501	$9,241
Income taxes paid	58,023	112,271
NON-CASH INVESTING ACTIVITIES:
Capital expenditures included in accounts payable	$1,523	$1,559
NON-CASH FINANCING ACTIVITIES:
Common stock issued under deferred compensation plans	$10,973	$10,853

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. The Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which were both first exercisable in June 2025 and expire in June 2030. As of September 27, 2025, both the put and call rights remain unexercised and the carrying value of our investment in Dempsey is $53.4 million which is recorded in Other Assets on our condensed consolidated balance sheets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 28, 2024 balances in the accompanying unaudited condensed consolidated balance sheets.

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

During the third quarter of 2025, we determined several real estate properties and machinery and equipment within our Retail and Corporate segments met the criteria as held for sale, and therefore we have classified the related assets as held for sale on the condensed consolidated balance sheet. The fair value measurements for the assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals. The assets had a carrying value of $7.2 million as of September 27, 2025, with $3.3 million of impairment charges recorded in fiscal 2025.

Recently Issued Accounting Guidance

In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed, and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, using a prospective, retrospective or modified transition approach, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

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

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	September 27, 2025				December 28, 2024
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$268,544	27,514		$296,058	$356,700	$21,150	$—	$377,850
Fixed income funds	5,343	40,859		46,202	5,272	33,076	—	38,348
Treasury securities	345			345	344	—	—	344
Equity securities	17,988		30,500	48,488	16,431	—	26,000	42,431
Alternative investments			4,102	4,102	—	—	4,044	4,044
Mutual funds:
Domestic stock funds	10,592			10,592	9,534	—	—	9,534
International stock funds	796			796	641	—	—	641
Target funds	11			11	10	—	—	10
Bond funds	6			6	6	—	—	6
Alternative funds	492			492	477	—	—	477
Total mutual funds	11,897	—	—	11,897	10,668	—	—	10,668
Total	$304,117	$68,373	$34,602	$407,092	$389,415	$54,226	$30,044	$473,685

From the assets measured at fair value as of September 27, 2025, listed in the table above, $294.1 million of money market funds are held in Cash and Cash Equivalents, $33.8 million of mutual funds, equity securities, and alternative investments are held in Investments, $30.5 million of equity securities are held in Other Assets, $0.2 million of mutual funds are held in Other Assets for our deferred compensation plan, and $46.5 million of fixed income funds and $2.0 million of money market funds are held in Restricted Investments. As of December 28, 2024, $377.4 million of money market funds were held in Cash and Cash Equivalents, $31.0 million of mutual funds, equity securities, and alternative investments were held in Investments, $26.0 million of equity securities were held in Other Assets, $0.2 million of mutual funds were held in Other Assets for our deferred compensation plan, and $38.7 million of fixed income funds and $0.4 million of money market funds were held in Restricted Investments.

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

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $80.5 million and $69.8 million as of September 27, 2025 and December 28, 2024, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 27, 2025			December 28, 2024
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$46,320	$(118)	$46,202	$39,645	$(1,297)	$38,348
Treasury securities	345	—	345	344	—	344
Equity	13,563	4,425	17,988	13,161	3,270	16,431
Mutual funds	8,714	3,123	11,837	8,549	2,064	10,613
Alternative investments	3,407	695	4,102	3,321	723	4,044
Total	$72,349	$8,125	$80,474	$65,020	$4,760	$69,780

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $8.1 million and $4.8 million as of September 27, 2025 and December 28, 2024, respectively. Carrying amounts above are recorded in the Investments and Restricted Investments line items within the balance sheet as of September 27, 2025 and December 28, 2024.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
	2025	2024	% Change	2025	2024	% Change
Point in Time Revenue	$1,528,506	$1,607,411	(4.9)%	$4,911,049	$5,069,509	(3.1)%
Over Time Revenue	31,121	41,972	(25.9)%	79,471	120,799	(34.2)%
Total Net Sales	1,559,627	1,649,383	(5.4)%	$4,990,520	$5,190,308	(3.8)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts which are included in “Other current assets” and “Accrued liabilities: Other”, respectively (in thousands):

	September 27,	December 28,	September 28,
	2025	2024	2024
Cost and Earnings in Excess of Billings	$4,730	$7,478	$8,097
Billings in Excess of Cost and Earnings	5,214	6,483	8,692

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Numerator:
Net earnings attributable to controlling interest	$75,346	$99,800	$254,833	$346,521
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(2,830)	(3,825)	(9,521)	(13,489)
Net earnings for calculating EPS	$72,516	$95,975	$245,312	$333,032
Denominator:
Weighted average shares outstanding	58,642	61,023	59,668	61,540
Adjustment for non-vested restricted common stock equivalents	(2,414)	(2,610)	(2,447)	(2,669)
Shares for calculating basic EPS	56,228	58,413	57,221	58,871
Effect of dilutive restricted common stock equivalents	122	134	106	109
Shares for calculating diluted EPS	56,350	58,547	57,327	58,980
Net earnings per share:
Basic	$1.29	$1.64	$4.29	$5.66
Diluted	$1.29	$1.64	$4.28	$5.65

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

In addition, on September 27, 2025, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On September 27, 2025, we had outstanding purchase commitments on commenced capital projects of approximately $109 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 27, 2025, we had approximately $24.9 million in outstanding payment and performance bonds for open projects. We had approximately $11.2 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 27, 2025, we had outstanding letters of credit totaling $40.4 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of September 27, 2025, we have irrevocable letters of credit outstanding totaling approximately $37.1 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2025 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions since the end of September 2024, which were accounted for using the purchase method. Dollars below are in thousands unless otherwise noted:

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
National Supply, LLC (NS)	July 14, 2025	$6,531 consideration for 100% asset purchase	$3,045	$3,486	Construction
	Located in Elkhart, IN, NS is a material supplier in the RV industry.
RWP West, LLC (RWP)	June 16, 2025	$7,360 consideration for 100% asset purchase	$77	$7,283	Construction
	Located in Twin Falls, ID and established in 2007, RWP serves the western portion of the US and is a manufacturer and distributor for the manufactured housing, RV, and cargo markets.
C&L Wood Products (C&L)	December 23, 2024	$29,901 consideration for 100% asset purchase	$12,662	$17,239	Packaging
	Located in Hartselle, AL and founded in 1975, C&L is a manufacturer of machine-built pallets, mulch, and other wood products.

The estimated fair values of assets acquired and liabilities assumed are based on available information at the acquisition date and assumptions deemed reasonable by management, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value for intangible assets, including goodwill. As of September 27, 2025, the fair value determination of the intangible assets for the above business combinations has not been finalized. Therefore, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

The business combinations mentioned above contributed approximately $23.8 million to net sales and a $1.2 million operating loss during the first nine months of 2025. They are not significant to our operating results and thus proforma results for 2025 and 2024 are not presented.

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

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of net sales to external customers initiated by UFP Transportation, Inc., which owns, leases and operates transportation equipment, UFP Purchasing, Inc. and over (under) allocated costs. The operating results of UFP Real Estate, Inc., which owns and leases real estate, are also included in the Corporate column. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., and UFP Purchasing, Inc. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments.

UFP INDUSTRIES, INC.

The tables below are presented in thousands:

	Three Months Ended September 27, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$593,985	$394,949	$496,465	$72,482	$1,746	$1,559,627
Intersegment net sales	59,118	27,472	20,622	82,334	(189,546)	—
Cost of goods sold	513,763	327,528	405,262	59,251	(8,858)	1,296,946
Gross Profit	80,222	67,421	91,203	13,231	10,604	262,681
Selling, general, administrative expenses	49,032	45,831	58,943	9,226	6,998	170,030
Net loss (gain) on disposition and impairment of assets	9,983	(5,970)	(59)	63	(1,559)	2,458
Other losses (gains), net	462	—	(3)	203	60	722
Earnings from operations	20,745	27,560	32,322	3,739	5,105	89,471
Interest expense	30	3	—	(212)	2,936	2,757
Interest and investment income	(100)	(4)	(7)	(2,735)	(9,296)	(12,142)
Equity in (earnings) loss of investee	—	(380)	—	102	—	(278)
Interest and other	(70)	(381)	(7)	(2,845)	(6,360)	(9,663)
Earnings before income taxes	20,815	27,941	32,329	6,584	11,465	99,134
Income taxes	5,074	6,583	7,647	1,691	2,597	23,592
Net earnings	$15,741	$21,358	$24,682	$4,893	$8,868	$75,542
Other significant items:
Amortization expense	$879	2,139	775	1,701	427	$5,921
Depreciation expense	7,523	8,946	6,667	1,027	10,470	34,633
Segment assets	881,513	772,184	630,054	338,211	1,513,589	4,135,551
Capital expenditures	37,278	11,155	6,149	744	20,426	75,752

	Three Months Ended September 28, 2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$635,571	$401,626	$534,625	$75,802	$1,759	$1,649,383
Intersegment net sales	60,393	23,791	18,293	67,906	(170,383)	—
Cost of goods sold	542,516	330,381	422,967	61,350	(6,243)	1,350,971
Gross Profit	93,055	71,245	111,658	14,452	8,002	298,412
Selling, general, administrative expenses	54,113	49,352	69,046	13,696	(2,866)	183,341
Net (gain) loss on disposition and impairment of assets	(9)	28	(64)	(4)	(404)	(453)
Other (gains) losses, net	(2,861)	—	276	(1,787)	(30)	(4,402)
Earnings from operations	41,812	21,865	42,400	2,547	11,302	119,926
Interest expense	29	4	—	(886)	3,809	2,956
Interest and investment income	(143)	—	—	(3,147)	(13,927)	(17,217)
Equity in loss of investee	—	77	—	—	—	77
Interest and other	(114)	81	—	(4,033)	(10,118)	(14,184)
Earnings before income taxes	41,926	21,784	42,400	6,580	21,420	134,110
Income taxes	10,157	5,277	10,273	1,594	5,190	32,491
Net earnings	$31,769	$16,507	$32,127	$4,986	$16,230	$101,619
Other significant items:
Amortization expense	$998	2,216	703	1,536	433	$5,886
Depreciation expense	7,238	8,664	6,027	832	8,726	31,487
Segment assets	843,299	786,988	660,815	341,860	1,584,923	4,217,885
Capital expenditures	15,155	17,332	15,358	2,973	8,090	58,908

UFP INDUSTRIES, INC.

	Nine Months Ended September 27, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,989,592	1,233,626	1,563,995	197,806	5,501	$4,990,520
Intersegment net sales	199,760	77,016	71,860	273,361	(621,997)	—
Cost of goods sold	1,714,335	1,026,049	1,281,803	160,706	(35,984)	4,146,909
Gross Profit	275,257	207,577	282,192	37,100	41,485	843,611
Selling, general, administrative expenses	163,029	136,748	185,454	28,086	17,962	531,279
Net loss (gain) on disposition and impairment of assets	11,090	(4,713)	272	2,679	(3,116)	6,212
Other losses (gains), net	780	—	268	451	(193)	1,306
Earnings from operations	100,358	75,542	96,198	5,884	26,832	304,814
Interest expense	89	9	—	(742)	8,786	8,142
Interest and investment income	(273)	(4)	(8)	(5,343)	(28,388)	(34,016)
Equity in earnings of investee	—	(853)	—	(219)	—	(1,072)
Interest and other	(184)	(848)	(8)	(6,304)	(19,602)	(26,946)
Earnings before income taxes	100,542	76,390	96,206	12,188	46,434	331,760
Income taxes	23,010	17,482	22,017	2,779	10,636	75,924
Net earnings	$77,532	$58,908	$74,189	$9,409	$35,798	$255,836
Other significant items:
Amortization expense	$2,793	6,484	2,181	4,973	1,235	$17,666
Depreciation expense	22,425	26,933	19,188	3,080	29,948	101,574
Segment assets	881,513	772,184	630,054	338,211	1,513,589	4,135,551
Capital expenditures	91,804	57,704	22,813	2,168	31,015	205,504

UFP INDUSTRIES, INC.

	Nine Months Ended September 28, 2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$2,073,403	$1,261,248	$1,627,068	$224,219	$4,370	$5,190,308
Intersegment net sales	189,841	70,992	57,125	219,218	(537,176)	—
Cost of goods sold	1,752,464	1,020,877	1,275,520	171,916	(17,702)	4,203,075
Gross Profit	320,939	240,371	351,548	52,303	22,072	987,233
Selling, general, administrative expenses	175,014	156,289	211,503	41,663	(5,914)	578,555
Net loss (gain) on disposition and impairment of assets	877	1,455	222	10	(1,026)	1,538
Other (gains) losses, net	(2,527)	—	70	(3,286)	100	(5,643)
Earnings from operations	147,575	82,627	139,753	13,916	28,912	412,783
Interest expense	87	12	—	(2,552)	11,712	9,259
Interest and investment income	(473)	(11)	(25)	(6,274)	(40,142)	(46,925)
Equity in loss of investee	—	1,313	—	—	—	1,313
Interest and other	(386)	1,314	(25)	(8,826)	(28,430)	(36,353)
Earnings before income taxes	147,961	81,313	139,778	22,742	57,342	449,136
Income taxes	33,193	17,841	31,194	5,072	12,886	100,186
Net earnings	$114,768	$63,472	$108,584	$17,670	$44,456	$348,950
Other significant items:
Amortization expense	$2,994	6,624	2,108	4,573	1,322	$17,621
Depreciation expense	21,327	25,600	17,032	2,449	25,722	92,130
Segment assets	843,299	786,988	660,815	341,860	1,584,923	4,217,885
Capital expenditures	43,289	45,602	48,718	4,836	23,048	165,493

The following table presents goodwill by segment as of September 27, 2025, and December 28, 2024 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 28, 2024	$84,116	$146,747	$87,401	$21,575	$—	$339,839
2025 Purchase Accounting Adjustments	—	12	761	—	—	773
Foreign Exchange, Net	42	—	153	1,338	—	1,533
Balance as of September 27, 2025	$84,158	$146,759	$88,315	$22,913	$—	$342,145

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales (in thousands) by business unit for each segment for the three and nine months ended September 27, 2025, and September 28, 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Retail
ProWood	$512,822	$556,638	$1,743,521	$1,816,167
Deckorators	81,163	76,572	244,769	250,413
Other	—	2,361	1,302	6,823
Total Retail	$593,985	$635,571	$1,989,592	$2,073,403

Packaging
Structural Packaging	$245,868	$256,959	$769,151	$811,211
PalletOne	126,573	126,007	402,706	395,408
Protective Packaging	22,508	18,660	61,769	54,629
Total Packaging	$394,949	$401,626	$1,233,626	$1,261,248

Construction
Factory Built	$201,596	$201,831	$648,484	$618,907
Site Built	168,069	219,626	561,099	679,732
Commercial	78,227	69,528	212,462	197,259
Concrete Forming	48,573	43,640	141,950	131,170
Total Construction	$496,465	$534,625	$1,563,995	$1,627,068

All Other	$72,482	$75,802	$197,806	$224,219

Corporate	$1,746	$1,759	$5,501	$4,370

Total Net Sales	$1,559,627	$1,649,383	$4,990,520	$5,190,308

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.8% in the third quarter of 2025 compared to 24.2% in the same period of 2024 and was 22.9% in the first nine months of 2025 compared to 22.3% for the same period in 2024. The decrease in our effective tax rate for the third quarter was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference. The increase in our effective tax rate for the first nine months of 2025 was primarily due to an increase in foreign subsidiary income taxed in the US and a decrease in our tax deduction from stock-based compensation for the year. A significant amount of stock-based compensation vested in the first quarter of 2024, which decreased the prior year effective tax rate in comparison to 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are continuing to evaluate the impact of OBBBA beyond 2025; however, any effects are expected to relate primarily to deferred tax items and are not anticipated to materially impact our effective tax rate.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2025 and 2024 (in thousands, except average share price):

	September 27, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	22	$99.41

Shares issued under the employee stock gift program	2	106.38
Shares issued under the director compensation plan	40	56.22
Shares issued under the LTSIP	179	106.65
Shares issued under the executive stock match plan	60	109.84
Forfeitures	(52)
Total shares issued under stock grant programs	229	$100.21

Shares issued under the deferred compensation plans	102	$107.29

During the first nine months of 2025, we repurchased 2,819,901 shares of our common stock at an average share price of $103.04.

	September 28, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	21	$120.78

Shares issued under the employee stock gift program	1	118.48
Shares issued under the director retainer stock program	2	118.24
Shares issued under the LTSIP	352	113.49
Shares issued under the executive stock grants plan	64	111.35
Forfeitures	(31)
Total shares issued under stock grant programs	388	$113.17

Shares issued under the deferred compensation plans	95	$113.73

During the first nine months of 2024, we repurchased approximately 1,399,944 shares of our common stock at an average share price of $113.55.

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

UFP INDUSTRIES, INC.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 894,428 shares for $81.6 million, resulting in an average share price of $91.22.

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

OVERVIEW

Our results for the third quarter of 2025 include the following highlights:

●	Our net sales decreased 5% compared to the third quarter of 2024, which was comprised of a 1% decrease in selling prices and a 4% decrease in unit sales. The overall decrease in our selling prices is primarily due to more competitive pricing in our Site Built business unit and lower commodity lumber costs which were passed to customers in our selling prices. Organic unit sales declined due to a 6% decrease in our retail segment, a 2% decrease in our construction segment, and a 3% decrease in our packaging segment. An acquired business contributed a 1% unit increase in our packaging segment.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $36 million, or 12%, compared to the same period of the prior year. By segment, gross profits decreased by $21 million in Construction, $13 million in Retail, $4 million in Packaging, and $1 million in All Other, partially offset by a $3 million increase in Corporate. The overall decrease in our gross profits is primarily due to weaker demand impacting volumes in our Site-Built, ProWood, and Structural Packaging business units, competitive pricing in our Site Built and PalletOne business units, and cost increases in our Deckorators business unit.
●	Our operating profits decreased $31 million, or 25%, compared to the third quarter of 2024. The overall decrease is a result of the decrease in gross profits mentioned above and an $8 million increase in our net loss from the impairment and disposition of certain assets and other net losses, partially offset by a $13 million decrease in selling, general, and administrative (“SG&A”) expenses. The decrease in SG&A is due to our cost reduction efforts and incentive compensation tied to profitability and return on investment totaling $19 million, partially offset by a $6 million increase in advertising costs to build brand awareness of our Deckorators’ Surestone composite decking.
●	Our cash flows from operations was $399 million in the first nine months of 2025 compared to $498 million during the first nine months of 2024. The $99 million decline resulted from a decrease in net earnings and non-cash expenses of $79 million and an increase in our investment in net working capital since year end that was $19 million higher in the first nine months of 2025 than it was in 2024. We anticipate that this increase in net working capital will convert to cash by the end of the fourth quarter as we move to the slower seasonal time for our business.
●	Our Cash and cash equivalents at the end of September 2025 was $1.0 billion compared to $1.2 billion at the end of September 2024. The decline in our cash is primarily due to our elevated level of share repurchases this year. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.3 billion at the end of the third quarter of 2025.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2025	2024
January	$434	$398
February	442	389
March	479	416
April	485	403
May	453	377
June	431	382
July	426	363
August	433	386
September	384	398

Third quarter average	$414	$382
Year-to-date average	$441	$390

Third quarter percentage change	8.4%
Year-to-date percentage change	13.1%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise almost two-thirds of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2025	2024
January	$386	$380
February	401	371
March	424	394
April	446	371
May	445	353
June	381	355
July	351	333
August	347	345
September	320	337

Third quarter average	$339	$338
Year-to-date average	$389	$360

Third quarter percentage change	0.3%
Year-to-date percentage change	8.1%

Lumber prices in 2025 have declined since the Spring peak and September prices are lower year over year. The decline in overall lumber prices, in spite of higher duties on Canadian lumber imported to the United States, reflects the overall weak demand environment in the end markets that primarily consume softwood lumber – new housing, housing repair and remodel activity, and industrial (including packaging).

A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 41.4% and 38.6% of our sales in the first nine months of 2025 and 2024, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 22% of our total net sales in the first nine months of 2025. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 18% of our total purchases for the first nine months of 2025 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

IMPACT OF TARIFFS ON OUR OPERATING RESULTS

The proposed tariffs in Canada continue to be paused. If they are activated, the demand for domestic lumber products may  increase, which will likely result in higher costs if capacity gets challenged. Although the trade landscape continues to evolve, since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and intend to make decisions quickly to minimize disruption. As of September 27, 2025, 77% of our lumber purchases are from domestic suppliers and 16% are imported from Canada,  and 7% are imported from other international suppliers.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed two business acquisitions in fiscal 2025 and one in fiscal 2024. The annual historical sales attributable to these acquisitions are approximately $49 million. These business combinations are not significant to our quarterly results and thus proforma results for 2025 and 2024 are not presented.

See Notes to the Unaudited Interim Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.2	81.9	83.1	81.0
Gross profit	16.8	18.1	16.9	19.0
Selling, general, and administrative expenses	10.9	11.1	10.6	11.1
Net loss (gain) on disposition and impairment of assets	0.2	—	0.1	—
Other losses (gains), net	—	(0.3)	—	(0.1)
Earnings from operations	5.7	7.3	6.1	8.0
Interest and other	(0.6)	(0.9)	(0.5)	(0.7)
Earnings before income taxes	6.4	8.1	6.6	8.7
Income taxes	1.5	2.0	1.5	1.9
Net earnings	4.8	6.2	5.1	6.7
Less net earnings attributable to noncontrolling interest	—	(0.1)	—	—
Net earnings attributable to controlling interest	4.8%	6.1%	5.1%	6.7%

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

	Percentage Change		Percentage Change
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Units sold	(4.0)%	(3.0)%	(3.0)%	(2.0)%
Gross profit	(12.0)	(18.1)	(14.5)	(12.1)
Selling, general, and administrative expenses	(7.3)	(6.3)	(8.2)	(2.8)
Earnings from operations	(25.4)	(28.3)	(26.2)	(21.0)

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. Over time, we believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices. The increase in the ratio of SG&A as a percentage of gross profit from the prior year is primarily due to the impact of competitive pricing and higher material costs for most of the year, which has reduced our gross profits.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Gross profit	$262,681	$298,412	$843,611	$987,233
Selling, general, and administrative expenses	$170,030	$183,341	$531,279	$578,555
SG&A as percentage of gross profit	64.7%	61.4%	63.0%	58.6%

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

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$593,985	$394,949	$496,465	$72,482	$1,746	$1,559,627
Cost of goods sold	513,763	327,528	405,262	59,251	(8,858)	1,296,946
Gross profit	80,222	67,421	91,203	13,231	10,604	262,681
Selling, general, administrative expenses	49,032	45,831	58,943	9,226	6,998	170,030
Net loss (gain) on disposition and impairment of assets	9,983	(5,970)	(59)	63	(1,559)	2,458
Other losses (gains), net	462	—	(3)	203	60	722
Earnings from operations	$20,745	$27,560	$32,322	$3,739	$5,105	$89,471

UFP INDUSTRIES, INC.

	Three Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$635,571	$401,626	$534,625	$75,802	$1,759	$1,649,383
Cost of goods sold	542,516	330,381	422,967	61,350	(6,243)	1,350,971
Gross profit	93,055	71,245	111,658	14,452	8,002	298,412
Selling, general, administrative expenses	54,113	49,352	69,046	13,696	(2,866)	183,341
Net (gain) loss on disposition and impairment of assets	(9)	28	(64)	(4)	(404)	(453)
Other (gains) losses, net	(2,861)	—	276	(1,787)	(30)	(4,402)
Earnings from operations	$41,812	$21,865	$42,400	$2,547	$11,302	$119,926

	Nine Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,989,592	$1,233,626	$1,563,995	$197,806	$5,501	$4,990,520
Cost of goods sold	1,714,335	1,026,049	1,281,803	160,706	(35,984)	4,146,909
Gross profit	275,257	207,577	282,192	37,100	41,485	843,611
Selling, general, administrative expenses	163,029	136,748	185,454	28,086	17,962	531,279
Net loss (gain) on disposition and impairment of assets	11,090	(4,713)	272	2,679	(3,116)	6,212
Other losses (gains), net	780	—	268	451	(193)	1,306
Earnings from operations	$100,358	$75,542	$96,198	$5,884	$26,832	$304,814

	Nine Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,073,403	$1,261,248	$1,627,068	$224,219	$4,370	$5,190,308
Cost of goods sold	1,752,464	1,020,877	1,275,520	171,916	(17,702)	4,203,075
Gross profit	320,939	240,371	351,548	52,303	22,072	987,233
Selling, general, administrative expenses	175,014	156,289	211,503	41,663	(5,914)	578,555
Net loss (gain) on disposition and impairment of assets	877	1,455	222	10	(1,026)	1,538
Other (gains) losses, net	(2,527)	—	70	(3,286)	100	(5,643)
Earnings from operations	$147,575	$82,627	$139,753	$13,916	$28,912	$412,783

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.5	82.9	81.6	81.7	—	83.2
Gross profit	13.5	17.1	18.4	18.3	—	16.8
Selling, general, administrative expenses	8.3	11.6	11.9	12.7	—	10.9
Net loss (gain) on disposition and impairment of assets	1.7	(1.5)	—	0.1	—	0.2
Other losses (gains), net	0.1	—	—	0.3	—	—
Earnings from operations	3.5%	7.0%	6.5%	5.2%	—	5.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.4	82.3	79.1	80.9	—	81.9
Gross profit	14.6	17.7	20.9	19.1	—	18.1
Selling, general, administrative expenses	8.5	12.3	12.9	18.1	—	11.1
Net (gain) loss on disposition and impairment of assets	—	—	—	—	—	—
Other (gains) losses, net	(0.5)	—	0.1	(2.4)	—	(0.3)
Earnings from operations	6.6%	5.4%	7.9%	3.4%	—	7.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.2	83.2	82.0	81.2	—	83.1
Gross profit	13.8	16.8	18.0	18.8	—	16.9
Selling, general, administrative expenses	8.2	11.1	11.9	14.2	—	10.6
Net loss (gain) on disposition and impairment of assets	0.6	(0.4)	—	1	—	0.1
Other losses (gains), net	—	—	—	0.2	—	—
Earnings from operations	5.0%	6.1%	6.2%	3.0%	—	6.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Nine Months Ended September 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.5	80.9	78.4	76.7	—	81.0
Gross profit	15.5	19.1	21.6	23.3	—	19.0
Selling, general, administrative expenses	8.4	12.4	13.0	18.6	—	11.1
Net loss (gain) on disposition and impairment of assets	—	0.1	—	—	—	—
Other (gains) losses, net	(0.1)	—	—	(1.5)	—	(0.1)
Earnings from operations	7.1%	6.6%	8.6%	6.2%	—	8.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	Third Quarter 2025 versus Third Quarter 2024
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(6.5)%	(0.5)%	(6.0)%	—%	(6.0)%
Packaging	(1.7)%	0.3%	(2.0)%	1.0%	(3.0)%
Construction	(7.1)%	(5.1)%	(2.0)%	—%	(2.0)%
All Other	(4.4)%	(2.4)%	(2.0)%	—%	(2.0)%
Corporate	(0.7)%	0.3%	(1.0)%	—%	(1.0)%
Total Sales	(5.4)%	(1.4)%	(4.0)%	—%	(4.0)%

	% Change
	Year-to-Date 2025 versus Year-to-Date 2024
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(4.0)%	1.0%	(5.0)%	—%	(5.0)%
Packaging	(2.2)%	(2.2)%	—%	1.0%	(1.0)%
Construction	(3.9)%	(4.9)%	1.0%	—%	1.0%
All Other	(11.8)%	1.2%	(13.0)%	—%	(13.0)%
Corporate	25.9%	(0.1)%	26.0%	—%	26.0%
Total Sales	(3.8)%	(0.8)%	(3.0)%	—%	(3.0)%

●	Expanding geographically in our higher margin core businesses.

UFP INDUSTRIES, INC.

●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood-alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 81% of our sales consist of products we manufacture at our locations, while 19% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended September 27, 2025		Three Months Ended September 28, 2024
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.6%	47.4%	53.4%	46.6%
Packaging	75.4%	24.6%	76.1%	23.9%
Construction	81.8%	18.2%	81.2%	18.8%
All Other	73.3%	26.7%	74.6%	25.4%
Corporate	82.4%	17.6%	49.3%	50.7%
Total Sales	68.5%	31.5%	68.8%	31.2%

	Nine Months Ended September 27, 2025		Nine Months Ended September 28, 2024
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.2%	47.8%	53.1%	46.9%
Packaging	75.1%	24.9%	75.6%	24.4%
Construction	80.8%	19.2%	80.4%	19.6%
All Other	75.3%	24.7%	75.9%	24.1%
Corporate	68.3%	31.7%	55.9%	44.1%
Total Sales	67.6%	32.4%	68.0%	32.0%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products were down 6% in the third quarter and 3% in the first nine months of 2025 compared to the prior year. Our overall unit sales of commodity-based products decreased approximately 5% in the third quarter and 4% in the first nine months of 2025 compared to the prior year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the third quarter and first nine months of 2025 increased 12% and 3%, respectively. Approximately $58.5 million of new product sales for the first nine months of 2024, while they continue to be sold, were sunset in 2025 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $550 million in 2025. For the first nine months of 2025, new product sales totaled $360 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

UFP INDUSTRIES, INC.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	September 27,	% of Segment	September 28,	% of Segment	% Change
	2025	Net Sales	2024	Net Sales	in Sales
Retail	$55,277	9.3%	43,638	6.9%	26.7%
Packaging	43,523	11.0%	45,497	11.3%	(4.3)%
Construction	18,592	3.7%	15,128	2.8%	22.9%
All Other	50	0.1%	164	0.2%	(69.5)%
Corporate	766	43.9%	704	40.0%	8.8%
Total New Product Sales	118,208	7.6%	105,131	6.4%	12.4%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

	New Product Sales by Segment
	Nine Months Ended
	September 27,	% of Segment	September 28,	% of Segment	% Change
	2025	Net Sales	2024	Net Sales	in Sales
Retail	$170,487	8.6%	$148,153	7.1%	15.1%
Packaging	133,555	10.8%	142,841	11.3%	(6.5)%
Construction	53,845	3.4%	56,844	3.5%	(5.3)%
All Other	296	0.1%	573	0.3%	(48.3)%
Corporate	2,091	38.0%	1,875	42.9%	11.5%
Total New Product Sales	360,274	7.2%	350,286	6.7%	2.9%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the third quarter of 2025 decreased by 7% compared to the same period of 2024 due to a 6% decrease in units and a 1% decrease in selling prices. Unit changes within this segment consisted of a 5% decrease in ProWood and 31% decrease in Edge as we complete the closure of our Bonner, Montana plants and transition production to other facilities, partially offset by a 5% increase in Deckorators. Our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 6%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, also decreased approximately 6%. Of the 6% increase in net sales for our Deckorators business unit compared to the same period of 2024, wood-plastic composite decking and mineral-based-composite decking (sold under our new Surestone tradename) increased 9% and 31% from the prior year, respectively, partially offset by railings which declined 13% from the prior year. The decline in our railing sales is due to lost market share with a big box customer which began impacting sales at the beginning of the year. However, we gained market share with another big box customer which began to more favorably impact our sales beginning in July as initial stocking orders were received for one of our mineral-based composite decking products. Overall, for the remainder of this year, we believe our Deckorators business unit will benefit from a modest net gain in market share as we continue stocking additional stores and as the new capacity we’ve added to produce our mineral-based composite decking reaches our throughput targets. We expect to realize the full benefit of our net market share gain in 2026. Our long-term goal is to double our market share of composite decking and railing over the next 5 years. The decline in ProWood volume is primarily due to higher interest rates and weaker consumer sentiment resulting in a softening of demand to complete repair and remodel projects.

UFP INDUSTRIES, INC.

Gross profits decreased by $13 million, or 14% to $80 million for the third quarter of 2025 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our ProWood pressure-treated products decreased by $4 million, primarily due to falling lumber prices. Additionally, gross profits associated with our Edge products declined by $4 million due to inefficiencies associated with the closure of our Edge manufacturing facilities in Bonner, MT and shift of volume to other locations.
●	The gross profit of our Deckorators business unit decreased by $4 million primarily due to lower railing sales and inefficiencies associated with adding new capacity to produce our mineral-based composite decking. We believe this new, more efficient technology will allow us to achieve our target cost per unit. In addition, our wood plastic composite plant experienced an unfavorable change in product mix.

SG&A decreased by $5 million, or 9%, in the third quarter of 2025 compared to the same period of 2024. Accrued bonus expense, which varies with overall profitability and return on investment of the segment, decreased $4 million from the third quarter of 2024 and totaled $8 million for the quarter. This decrease, along with a decrease in wages and benefits of $2 million and many other small decreases totaling $6 million, was partially offset by an increase in advertising of $7 million related to our efforts to build brand awareness of our Deckorators Surestone decking.

Earnings from operations decreased in the third quarter of 2025 compared to 2024 by $21 million, or 50%, as a result of the factors mentioned above, as well as a foreign exchange loss totaling $1 million in 2025 compared to a gain of $3 million in 2024, and an increase in the net loss on disposition and impairment of assets, which was comprised of machinery and equipment impairment charges of $11 million, lease impairment charges of $2 million and intangible asset impairment charges of $2 million, partially offset by a gain on the sale of machinery and equipment totaling $5 million.

Net sales in the first nine months of 2025 decreased by 4% compared to the same period of 2024, due to a 5% decrease in units, partially offset by a 1% increase in selling prices. Unit changes within this segment consisted of decreases of 3% in Deckorators, 5% in ProWood, and 15% in Edge as we complete the closure of our Bonner, Montana plants and transition production to other facilities. Unit sales to big box customers decreased approximately 5%, while unit sales to independent retailers decreased approximately 6%. Within our Deckorators business unit, our sales of railings decreased by 26% due to the lost market share described above. These decreases were partially offset by a 34% increase in our mineral-based-composite decking as consumers continue to see the benefits of its superior product attributes and a 1% increase in wood-plastic composite decking.

Gross profits decreased by $46 million, or 14% to $275 million for the first nine months of 2025 compared to the same period in 2024. The change in gross profit was attributable to the following:

●	The gross profits of our ProWood business unit decreased $22 million, primarily due to a decline in unit sales as a result of softer demand and the impact of declining lumber prices on our selling prices. The products sold by this business unit are primarily at a variable selling price determined at the time of shipment. Additionally, gross profits associated with our Edge products declined by $9 million due to the closure of our Edge manufacturing facilities in Bonner, MT and transition of this production to other facilities.
●	The gross profit of our Deckorators business unit decreased by $12 million due to the decline in railing sales mentioned above and a temporary increase in our cost per unit of composite decking as we’ve experienced inefficiencies while adding new capacity in our mineral based composite plant and our wood plastic composite plant has experienced an unfavorable change in sales mix.

SG&A decreased by approximately $12 million, or 7%, in the first nine months of 2025 compared to the same period of 2024. The overall decrease was due to a decline in accrued bonus expense of $13 million, which totaled $32 million for the first nine months of 2025, as well as a $4 million decrease in wages and benefits, and many smaller decreases in several accounts totaling $12 million. These decreases were partially offset by an increase in advertising of $17 million primarily related to Deckorators.

UFP INDUSTRIES, INC.

Earnings from operations decreased in the first nine months of 2025 compared to 2024 by $47 million, or 32%, as a result of the factors mentioned above as well as a foreign exchange loss totaling $1 million in 2025 compared to a gain of $3 million in 2024, and an increase in the net loss on disposition and impairment of assets, which was comprised of machinery and equipment impairment charges of $11 million, lease impairment charges of $2 million and intangible asset impairment charges of $2 million, partially offset by a gain on the sale of machinery and equipment totaling $5 million.

Packaging Segment

Net sales in the third quarter of 2025 decreased 2% compared to the same period of 2024, due to a 3% decrease in organic unit sales, partially offset by an acquired business which contributed 1% to unit growth. Organic unit changes consist of a 5% decrease in Structural Packaging and 4% in PalletOne, partially offset by a 15% increase in Protective Packaging due to geographic expansion and market share gains.

Gross profits decreased by $4 million, or 5%, for the third quarter of 2025 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our structural packaging business unit increased by $1 million.
●	The gross profit of our PalletOne business unit decreased by $5 million primarily due to competitive price pressure which more than offset the favorable impact of unit sales growth as we continue to execute our strategy to gain market share.
●	The gross profit of our protective packaging business unit remained flat compared to last year.

SG&A decreased by approximately $4 million, or 7%, in the third quarter of 2025 compared to the same period of 2024. The decrease is attributable to a decrease in wages and benefits of $1 million and many smaller decreases in several accounts totaling $4 million. Accrued bonus expense increased approximately $1 million relative to the same period of 2024 and totaled $9 million for the quarter.

Earnings from operations increased in the third quarter of 2025 compared to 2024 by $6 million, or 26%, due to the factors discussed above, as well as an increase in the net gain on disposition and impairment of assets, which was comprised of a gain on the sale of machinery and equipment totaling $6 million.

Net sales in the first nine months of 2025 decreased 2% compared to the same period of 2024, due to a 2% decrease in selling prices, due to competitive price pressure, and a 1% decrease in organic unit sales, partially offset by an acquired business which contributed 1% to unit growth. Organic unit changes consist of a 4% decrease in structural packaging, primarily due to a decline in demand, partially offset by 12% unit growth in Protective Packaging due to geographic expansion and market share gains. Unit sales at PalletOne increased 5% due to acquisitions; there was no change in organic unit sales.

Gross profits decreased by $33 million, or 14%, for the first nine months of 2025 compared to the same period in 2024. The change in gross profits was attributable to the following.

●	The gross profit of our structural packaging business unit decreased by a total of $17 million. The decline in gross profit is primarily due to lower unit sales and competitive price pressure due to lower demand.
●	The gross profit of our PalletOne business unit decreased by $15 million primarily due to competitive price pressure as we continue to execute our strategy to increase market share.
●	The gross profit of our protective packaging business unit decreased by $1 million.

UFP INDUSTRIES, INC.

SG&A decreased by approximately $20 million, or 13%, in the first nine months of 2025 compared to the same period of 2024. Accrued bonus expense decreased $5 million, and totaled $25 million for the nine months of 2025. The remaining decrease is attributable to a $3 million decrease in insurance costs, a $2 million decrease in sales incentive compensation, a $2 million decrease in travel and entertainment expenses, $1 million decrease in wages and benefits, and many smaller decreases in several accounts totaling $7 million.

Earnings from operations decreased in the first nine months of 2025 compared to 2024 by $7 million, or 9%, due to the factors discussed above, partially offset by an increase in the net gain on disposition and impairment of assets, which comprised of a gain on the sale of machinery and equipment totaling $5 million in 2025 compared to a $1 million loss in 2024.

Construction Segment

Net sales in the third quarter of 2025 decreased 7% compared to the same period of 2024 due to a 5% decrease in selling prices, due to competitive price pressure in our site-built business unit, and a 2% decrease in unit sales. We experienced a unit sales decrease in site-built of 15% due to weaker demand for housing, which was partially offset by increases of 4% in factory-built, 13% in commercial construction, and 12% in concrete forming. Our growth in factory-built is primarily due to an increase in industry production. As of September 27, 2025 and September 28, 2024, we estimate that our backlog of orders in our site-built housing business unit were $53 million and $80 million, respectively.

Gross profits decreased by $21 million, or 18%, in the third quarter of 2025 compared to the same period of 2024. The change in our gross profit was comprised of the following:

●	The gross profit of our site-built housing business unit decreased by $27 million, primarily due to a decline in unit sales and competitive price pressure due to weaker demand.
●	The gross profit of our commercial construction business unit increased by $3 million due the favorable impact from unit sales growth.
●	The gross profit of our factory-built business unit increased by $2 million due to an increase in unit sales.
●	The gross profit of our concrete-forming business unit increased by $2 million due to an increase in unit sales.

SG&A decreased by approximately $10 million, or 15%, in the third quarter of 2025 compared to the same period of 2024. Accrued bonus expense decreased by $3 million and totaled $10 million for the quarter. The decrease in SG&A was also attributable to a decrease in wages and benefits of $2 million, bad debts of $2 million, and many smaller decreases in several accounts totaling $3 million.

Earnings from operations decreased in the third quarter of 2025 compared to 2024 by $10 million, or 24%, due to the factors mentioned above.

Net sales in the first nine months of 2025 decreased 4% compared to the same period of 2024 and consisted of a 5% decrease in selling prices, partially offset by a 1% increase in unit sales. Unit changes within this segment consist of increases of 8% in factory-built, primarily due to an increase in industry production, 8% in concrete forming, and 8% in commercial construction. These increases were offset by a unit decline of 9% in site-built housing due to lower demand.

Gross profits decreased by $69 million, or 20% for the first nine months of 2025 compared to the same period of 2024. The change in our gross profit was comprised of the following:

●	The gross profit of our site-built housing business unit decreased by $77 million primarily due to a decline in unit sales and competitive price pressure.

UFP INDUSTRIES, INC.

●	The gross profit of our commercial construction business unit remained flat as a result of increased material costs, which was offset by a favorable impact from unit sales growth.
●	The gross profit of our concrete forming business unit increased by $4 million due to higher unit sales.
●	The gross profit of our factory-built business unit increased $4 million as a result of increased unit sales.

SG&A decreased by approximately $26 million, or 12%, in the first nine months of 2025 compared to the same period of 2024. Accrued bonus expenses decreased $13 million and totaled $30 million for the first nine months of 2025. The decrease in SG&A was also attributable to a decrease in our sales incentive compensation totaling $4 million, wages and benefits totaling $3 million, travel expense totaling $2 million, and many smaller decreases in several accounts totaling $4 million.

Earnings from operations decreased in the first nine months of 2025 compared to 2024 by $44 million, or 31%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.8% in the third quarter of 2025 compared to 24.2% in the same period of 2024 and was 22.9% in the first nine months of 2025 compared to 22.3% for the same period in 2024. The decrease in our effective tax rate for the third quarter was primarily due to an increase in our tax deduction from stock-based compensation accounted for as a permanent difference. The increase in our effective tax rate for the first nine months of 2025 was primarily due to an increase in foreign subsidiary income taxed in the US and a decrease in our tax deduction from stock-based compensation for the year. A significant amount of stock-based compensation vested in the first quarter of 2024, which decreased the prior year effective tax rate in comparison to 2025.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

UFP INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Cash from operating activities	$399,122	$497,662
Cash used in investing activities	(217,211)	(177,488)
Cash used in financing activities	(352,045)	(245,683)
Effect of exchange rate changes on cash	2,234	(5,179)
Net change in all cash and cash equivalents	(167,900)	69,312
Cash, cash equivalents, and restricted cash, beginning of period	1,179,594	1,122,256
Cash, cash equivalents, and restricted cash, end of period	$1,011,694	$1,191,568

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 64 days from 59 days during the third quarter of 2025 and increased to 61 days from 59 days during the first nine months of 2025 compared to the same periods of the prior year.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Days of sales outstanding	36	36	35	35
Days supply of inventory	40	36	39	36
Days of payables outstanding	(12)	(13)	(13)	(12)
Days in cash cycle	64	59	61	59

The increase in our days supply of inventory for the quarter and first nine months of 2025 is due to slower inventory turns in our Retail and Packaging segments primarily due to an increase in safety stock as we planned for supply chain disruption in certain items resulting from tariffs. Our days of sales outstanding remained flat compared to the prior year. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% and 93% at the end of the third quarter of 2025 and 2024, respectively.

UFP INDUSTRIES, INC.

In the first nine months of 2025, our cash flows from operations were $399 million and were comprised of net earnings of $256 million and $148 million of non-cash expenses, offset by a $5 million increase in working capital since the end of December 2024 due to seasonal demand. Our cash flows from operations decreased by $99 million compared to the same period of last year primarily due to the decline in our net earnings as well as the increase in our investment in net working capital since year end, which was $19 million higher in 2025 compared to 2024. We anticipate the seasonal increase in net working capital in 2025 will be converted to cash by the end of the year.

Purchases of property, plant, and equipment of $206 million comprised most of our cash used in investing activities during the first nine months of 2025. Outstanding purchase commitments on existing capital projects totaled approximately $109 million on September 27, 2025. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and our Site-Built and Deckorators business units, to achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. Cash used for acquisitions during the first nine months of 2025 amounted to $18 million (refer to footnote F to our condensed consolidated financial statements).

Cash flows used in financing activities during the first nine months of 2025 primarily consisted of the following:

●	We repurchased 2,819,901 shares of our common stock for $291 million during the first nine months of 2025 at an average price of $103.04 per share. Of this amount, 87,243 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in the current year. The shares were purchased at an average price of $109.83 per share, totaling $10 million.
●	Dividends paid during the first nine months of 2025 were $62 million ($0.35 per share), a 6% increase from 2024.

On September 27, 2025, we had no amount outstanding on our $750 million revolving credit facility, and we had approximately $711 million in remaining availability after considering $39 million in outstanding letters of credit under the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on September 27, 2025.

At the end of the third quarter of 2025, we had approximately $2.3 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $575 million in remaining borrowing capacity.

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

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals. However, in the short-term, demand in our markets has contracted due to a variety of factors, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans for reducing costs, eliminating excess capacity, divesting under-performing assets, and exiting business that does not meet our profitability targets. Our goal through these actions is to lower our cost structure and improve our operating profits by $60 million by year-end 2026. We anticipate benefits of approximately $44 million by the end of 2025, including $14 million from planned capacity reductions and approximately $30 million from planned SG&A cost reductions. The planned decreases will be partially offset by an anticipated $20 million increase in advertising costs in our Deckorators business unit to build our Surestone brand. In 2026, we believe the closure of our Bonner, MT facilities and shift of production to other facilities will increase our operating profits by approximately $16 million.

The following factors should be considered when evaluating our future prospects:

●	Lumber prices, which impact our cost of goods sold and selling prices, have normalized due to additional capacity added by sawmills and demand falling from peak levels. We anticipate lumber prices will remain near current levels, and experience more typical seasonal trends, until there is a substantial change in the balance of supply and demand. In the event higher duties on Canadian softwood lumber and new tariffs are enacted on imports generally, we anticipate lumber prices may increase over time. We believe we are currently in a strong position to adapt quickly to duties and tariffs without a material adverse financial impact after a short adjustment period. However, a widespread increase in tariffs may adversely impact demand in the markets we serve.
●	Retail sales accounted for 40% of our net sales for the first nine months of 2025. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be down low single digits for the remainder of 2025.
●	Packaging sales accounted for 25% of our net sales for the first nine months of 2025. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be down low single digits for the remainder of 2025.
●	Construction sales accounted for 31% of our net sales for the first nine months of 2025.
-	The site-built business unit accounted for approximately 11% of our net sales for the first nine months of 2025. Approximately one-third of site-built customers are multifamily builders. The industry consensus estimate of national housing starts for 2025 is 1.36 million, with estimates generally predicting flat to mid-single digit negative growth in the coming year with multi-family generally showing stronger performance compared to single-family. We anticipate demand in the regions we operate to be down mid single digits for the remainder of 2025.

UFP INDUSTRIES, INC.

-	The factory-built housing business unit accounted for 13% of our net sales for the first nine months of 2025. When evaluating future demand, we analyze data from production and shipments of manufactured housing. We currently believe overall demand will be flat for the remainder of 2025.
-	The commercial construction and concrete forming business units accounted for approximately 7% of our net sales for the first nine months of 2025. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate modest growth in overall demand of these business units for the remainder of 2025.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions. Specifically:

●	On October 23, 2025, our board approved a quarterly cash dividend of $0.35 per share, which represents a 6% year over year increase. This dividend is payable on December 15, 2025, to shareholders of record on December 1, 2025. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On July 23, 2025, our board authorized the repurchase of up to $300 million worth of our shares through July 31, 2026. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will opportunistically buy shares when the price trades at pre-determined levels we believe is at a significant discount to intrinsic value. Through November 4, 2025, we have approximately $196 million of remaining availability under this authorization.
●	Our targeted range for capital expenditures for 2025 is $275-$300 million, which will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential for new and value-added products. Approximately $248 million in capital projects have been approved so far in 2025 and another $63 million are pending approval.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a–15(e) and 15d–15(e)) in the manner required by SEC Rule 13a-15(b) and 15d-15(b), have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in Internal Controls. During the quarter ended September 27, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UFP INDUSTRIES, INC.

We maintain a Director Compensation Plan (the “Plan”) pursuant to which non-employee directors can elect to (1) receive shares of our common stock, on a deferred basis, in lieu of all or a portion of the annual retainer payable to the director in cash (which deferred cash is used to purchase our common stock on a deferred basis at the rate of 110% of the deferred cash amount), and/or (2) defer receipt of all or a portion of the annual retainer payable to the director in the form of our common stock. Any shares of common stock issuable to a director on a deferred basis pursuant to the Plan are not actually issued until the deferred payment date specified pursuant to the Plan, which is typically after a director’s retirement from the Board. However, on the date such shares are deemed earned by the director, we issue deferred stock units (“DSUs”) to a bookkeeping account for each director to represent the shares issuable in the future pursuant to the Plan. Directors who have DSUs credited to their account pursuant to the Plan receive additional DSUs credited to their account whenever a dividend is paid on the Company’s common stock.

On August 1, 2025, the Company issued 1,038 shares of its common stock to non-employee directors as part of the annual retainer payable to directors in stock (i.e., shares that were issued on a current basis and not deferred pursuant to the Plan). The Company issued all shares described in this paragraph pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

(b)	N/A.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
June 29 - August 2, 2025	171,562	$99.78	171,562	$289,995,223
August 3 - 30, 2025	—	—	—	289,995,223
August 31 - September 27, 2025	125,000	95.66	125,000	278,038,203

Note: July includes 216 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards. The Company treats these share repurchases against its board-approved share repurchase authorizations described below.

(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.

A total of 71,346 shares reported as repurchased between June 29, 2025 and July 22, 2025 in the table above were repurchased pursuant to the share repurchase authorization approved by our board on July 24, 2024 and announced July 30, 2024, which authorized the purchase of up to $200 million of outstanding stock through July 31, 2025. This share repurchase authorization was subsequently increased by the board on April 23, 2025, from $200 million to $300 million worth of outstanding stock. The balance of the shares reported in the table above were purchased pursuant to the new share repurchase authorization approved by our board and announced on July 23, 2025, which authorizes the repurchase of up to $300 million worth of our shares through July 31, 2026, and supersedes and replaces all prior authorizations.

Item 5. Other Information.

During the quarter ended September 27, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: November 5, 2025	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Date: November 5, 2025	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer