Form 10-K
period 2025-12-27
UFP INDUSTRIES INC
filed 2026-02-25
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 27, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period of ____ to _____.

Commission File No.:  0-22684

UFP INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-1465835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 East Beltline, N.E., Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (616) 364-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	UFPI	The NASDAQ Global Select Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on June 27, 2025 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 27, 2025) was $5,506,165,241 computed at the closing price of $99.78 on that date.

As of January 31, 2026, 56,594,928 shares of the registrant’s common stock, $1 par value, were outstanding.

Certain portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Exhibit Index located on page E-79.

ANNUAL REPORT ON FORM 10-K

DECEMBER 27, 2025

PART I

Item 1. Business.

General Development of the Business.

UFP Industries, Inc. (“we,” “our,” “the Company,” or “UFP”) is a holding company with subsidiaries throughout the United States, Mexico, Canada, Spain, India and Australia that design, manufacture and supply products made from wood, wood and non-wood composites, and other materials to three segments: retail, packaging, and construction. We are headquartered in Grand Rapids, Michigan.

For information relating to current developments in our business please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

Financial Information About Segments.

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

Our business segments consist of UFP Retail Solutions (“Retail”), UFP Packaging (“Packaging”) and UFP Construction (“Construction”), and align with the end markets we serve. Among other advantages, this structure allows for a more specialized and focused sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment.

The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India and Australia, and sales and buying offices in other parts of the world, and our Ardellis segment, which represents our wholly owned fully licensed captive insurance company based in Bermuda. Our International segment and Ardellis are referred to as “All Other” throughout this report.

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

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

Our current structure focuses on our end markets which allows us to better serve our customers, recognize and exploit market opportunities, enhance the efficiency of our operations, and improve the deployment of capital. We continue to maintain our existing compensation philosophy and practices of rewarding the financial performance of our plants, business units, and segments, based upon pre-bonus operating profits and return on investment, to preserve our strong entrepreneurial and sales culture.

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

Importantly, our structure allows us to evaluate market conditions and opportunities, while effectively allocating capital and resources to the appropriate segments and business units. We believe that the diversification and manner in which we operate our business provides an inherent hedge against the inevitable business cycles that our markets experience and over which we have little control. Accordingly, our goal is to provide stable earnings and cash flows to our shareholders. Our diversification and operating practices also mitigate the impact of volatile lumber market conditions experienced by traditional lumber companies.

Retail Solutions segment. Our Retail Solutions segment is comprised of the following business units: ProWood, Deckorators and UFP Edge. The segment is focused on distinct product offerings which are grouped by brands and business units. These groupings may change periodically as opportunities to gain efficiencies occur or new products that deliver increased scale and synergy are developed. The segment primarily sells to three main verticals including big box retailers, independent distributors, and distribution centers including two-step distributors.

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

Deckorators. This business unit includes the manufacture of wood plastic composite and our patented Surestone™ mineral based composite decking and related decking accessories, including aluminum railing systems, balusters, post caps, and similar products, as well as customized, aluminum fencing. Customers include big box home improvement retailers, regional home centers and two-step distributors. We estimate we manufacture approximately 6-8% of all composite decking and railing in the U.S.

UFP Edge. This business unit manufactures and sells exterior siding, pattern, trim and fascia products. These products include traditional wood, engineered wood and modified wood siding with a variety of finish and profile alternatives as well as primed wood trim boards and fascia. The products also include interior pattern and trim products, as well as pre-painted and primed shiplap and project boards.

UFP Retail Solutions has numerous competitive advantages. We are not aware of any competitor that currently manufactures, treats and distributes a full line of both value-added and commodity-based products, on a national basis, as we do within this segment. We believe the breadth of our product offering, scale and geographic dispersion, proximity of our plants to core customers and key vendors, product innovation initiatives, purchasing and manufacturing expertise, procurement advantages, and service capabilities provide us a competitive edge in this segment.

We supply customers in this segment from many of our locations. Our facilities supply mixed truckloads of products delivered to customers with rapid turnaround. Freight costs are a factor in the ability to competitively service this market, especially with treated wood products due to their weight. The proximity of our manufacturing facilities to customer locations is factored into annual sales programs. The Retail segment services two of our largest customers, The Home Depot and Lowes, which accounted for approximately 17% and 11%, respectively, of our total net sales in fiscal 2025, 17% and 11%, respectively, in 2024, and 17% and 12%, respectively, in 2023.

See Note M "Segment Reporting" to our consolidated financial statements for the fiscal year ended December 27, 2025 in Item 8 for our disaggregated net sales by business unit for our Retail Solutions segment.

Packaging segment. Our Packaging segment is comprised of the following business units: Structural Packaging, PalletOne, and Protective Packaging Solutions. We serve a wide variety of regional, national, and global customers across several verticals including building materials, durable goods, agricultural, moving and storage, heavy equipment and automotive.

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

PalletOne. This business unit designs and manufactures pallets primarily made of wood and heat-treated wood. Our pallets are designed and manufactured in numerous sizes and configurations and are used by our customers for shipping a wide assortment of consumer and industrial products. This business unit also includes a recycling operation of previously used pallets. Keys to our success in this business unit are low-cost production through expanded automation, including robotics and high efficiency pallet machines, and the procurement of competitively priced industrial grade wood fiber. We own 50% of Dempsey Wood Products, LLC (“Dempsey”), which produces pallet lumber and other industrial wood products in Orangeburg, South Carolina. The lumber Dempsey produces is a crucial product for pallet operations and has been in short supply as larger mills produce less of this type of lumber. PalletOne’s investment in Dempsey helps it secure and grow a critical long-term supply source. There are numerous local and regional pallet manufacturers that compete with PalletOne. We estimate that, as the largest supplier, we manufacture approximately 8-10% of new machine-built pallets nationally.

Protective Packaging Solutions. This business unit consists of a wide variety of products, such as corrugate, foam, labels, strapping and films. These products are primarily sold as additional offerings to our structural packaging products and pallets and are generally sold as a means of providing a more complete solution to our customers' packaging needs and requirements. Over the last several years, we have added additional products and services to this business unit to meet the increasing demand of our customers to provide a wider array of innovative solutions to their packaging and shipping needs. Through the acquisitions of Advantage Label in Grand Rapids, Michigan, and Titan Manufacturing, a highly-automated corrugate converter in Flower Mound, Texas, we have become a manufacturer of labels and corrugate boxes, two significant growth categories for UFP Packaging.

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

See Note M "Segment Reporting" to our consolidated financial statements for the fiscal year ended December 27, 2025 in Item 8 for our disaggregated net sales by business unit for our Packaging segment.

Construction segment. Our Construction segment is comprised of the following business units: Factory-Built Housing, Site-Built Construction, Commercial Construction, and Concrete Forming.

Factory-Built Housing. This business unit designs and manufactures roof trusses, cut-to-size dimensional and board lumber, plywood, and oriented strand board, all intended for use in the construction of manufactured housing. Our three main verticals in this business unit include producers of mobile, modular and prefabricated homes and, to a lesser extent, recreational vehicles (RV) and cargo trailers. Our principal competitive advantages include our product knowledge, the strength of our engineering support services, the proximity of our regional facilities to our customers, our purchasing and manufacturing expertise and our ability to provide national sales programs to certain customers. As a result of these advantages, we estimate we produce approximately 35% of all roof trusses used in factory-built housing in the United States. We also distribute products such as siding, electrical, plumbing, and many other specialty products to factory-built housing and RV customers. Customer vertical integration strategies have affected us in certain regions, and we’ve taken steps to mitigate this risk by increasing our value as a supplier through innovation and low cost production.

Site-Built Construction. This business unit designs and manufactures roof and floor trusses, wall panels, I-joists and lumber packages as well as engineered wood components used to frame residential and light commercial projects. Historical acquisitions, including Atlantic Prefab, Inc., Exterior Designs, LLC, Patriot Building Systems, LLC, and Endurable Building Products have given the Company manufacturing capability in alternate material components such as metal trusses, sheathed and pre-finished light gauge metal wall panels and aluminum balconies, decks and rail accessories. We also provide framing services for builders in certain regional markets in which we erect the wood structure. We’ve made a variety of investments in automation, allowing us to enhance efficiency and capacity in numerous UFP Construction operations. Our proprietary smartphone application, TrussTrax, provides a convenient, simple way for builders to track orders, shipments and engineered documents 24 hours a day, and has enjoyed wide customer adoption. Our customers in this market are primarily large-volume, multi-tract builders and smaller volume custom builders. We also supply builders engaged in multi-family and light commercial construction. We currently estimate that approximately 70% of the unit's business is for single-family homes while 30% is for multi-family structures.

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

Concrete Forming. This business unit designs, manufactures and supplies wood forms and related products that are used by our customers to set or form concrete for various structures. This business unit serves four verticals including residential building, non-residential building, distribution, and infrastructure. Our customers in this business unit include general contractors as well as distributors. We believe we are unique in our ability to deliver highly engineered, factory-built solutions to job sites.

We believe the diversification of the end markets we serve in our Construction segment as well as the breadth of our products and services represent competitive advantages.

See Note M "Segment Reporting" to our consolidated financial statements for the fiscal year ended December 27, 2025 in Item 8 for our disaggregated net sales by business unit for our Construction segment.

UFP Purchasing/Suppliers. Our purchasing team manages and purchases wood fiber for each of our segments. The three main end markets for softwood lumber in North America – retail, construction, and packaging – align with our three business segments We are the largest converter of solid sawn softwood lumber from North American primary producers (lumber mills). For 2025, we estimate we purchased approximately 6.4% of the 56 billion board feet of North America softwood lumber production. The volume and variety of lumber dimensions purchased allows us to consume all grades and dimensions of what many of our mill suppliers produce, effecting and maintaining long-term, beneficial relationships with many of those suppliers. In turn, this has allowed us to better manage our raw materials inventory (including vendor-managed inventory), lower our costs, and mitigate the volatility of lumber prices.

We use primarily southern yellow pine in our pressure-treating operations and our site-built housing, structural packaging, and machine-built pallet operations in the Southeastern United States. Southern yellow pine is sourced from mills ranging from Texas to the Carolinas. We also use spruce-pine-fir from both Eastern and Western Canada; hemlock, douglas fir and cedar from the Pacific Northwest; inland species of pine, plantation grown radiata and southern yellow pines from South America; and various European softwoods. During 2025 our annual purchases of lumber, excluding panels, totaled approximately $1.7 billion and consisted of the following species and their respective percent of total lumber purchases: southern yellow pine (75%), spruce-pine-fir (12%), and douglas fir (4%), while the remaining 9% of lumber purchases comprise various other species and imports outside of North America. Additionally, we purchased approximately $545 million in plywood and $464 million in other panel products in 2025. There are numerous primary producers for all varieties we use, and we are not dependent on any particular source of supply.

Intellectual Property. We own numerous patents and have several patents pending on technologies related to our business. Examples include our Deckorators brand of composite decking and railing and its proprietary, patented Surestone™ technology used to produce mineral-based composite decking; TrussTrax, a mobile application offered to our Site-Built customers; and the ProWood brand of pressure-treated lumber and outdoor living products. In addition, we own numerous registered trademarks and claim common law trademark rights to several others. As we develop proprietary brands, we may pursue registration or other formal protection. While we believe our patent and trademark rights are valuable, the loss of a patent or any trademark would not be likely to have a material adverse impact on our competitive position.

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

On December 27, 2025 and December 28, 2024, we estimate that backlog orders associated with our customized interior fixture businesses approximated $56.6 million and $41.9 million, respectively. On December 27, 2025 and December 28, 2024, we estimate that backlog orders associated with our site-built construction businesses approximated $45.9 million and $74.4 million, respectively. The decline is due to a decrease in demand and slowdown associated with tariff policy. We expect that the orders above will be primarily filled within the next fiscal year; however, it is possible that some orders could be canceled.

Environmental. We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

Seasonality. Seasonality has a significant impact on our working capital due to our primary selling season occurring during the period from March to September. Consequently, our working capital increases during our first and second quarters resulting in negative or modest cash flows from operations during those periods. Conversely, we experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters. Please also see the risk factor in Item 1A. Risk Factors under the caption “Seasonality and weather conditions, including those arising from climate change, could adversely affect us.”

Human Capital Management. On December 27, 2025, we had approximately 13,800 employees. For over 70 years, the success of our company has rested on the skill, motivation and performance of our employees. We treat our people honestly and fairly, creating career paths and training opportunities to develop and expand their scope of responsibilities and financial rewards. This approach to human capital, which is embedded in the Company's culture, has fostered an environment where our employees often commit their respective careers to UFP Industries, Inc.

Environmental, Social, and Governance. Matters of sustainability, health and safety, employee welfare, supply chain management, and community engagement are managed by our executive team, with oversight from our Nominating and Corporate Governance and Personnel and Compensation Committees. In July 2025, we published on our website our fiscal year 2024 “Governance Report,” detailing our responsible practices as well as our future outlook. We anticipate publishing on our website our fiscal year 2025 Governance Report during 2026.

Our manufacturing operations have a long history of environmental stewardship through efficiency and energy savings, waste management, and responsible product sourcing. We quantified our 2024 Scope 1 and Scope 2 greenhouse gas (GHG) emissions in our fiscal year 2024 Governance Report and plan to disclose our 2025 Scope 1 and Scope 2 GHG emissions in 2026.

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

Available Information.

Our Internet address is www.ufpi.com. Through our Internet website under "News Filings & Reports – SEC Filings" in the Investor Relations section, we make available free of charge, as soon as reasonably practical after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. Also available through our Internet website under " Governance – Governance Documents” in the Investor Relations sections is our Code of Ethics for Senior Financial Officers.

Item 1A. Risk Factors.

Pressures from various global and national macroeconomic events, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, geo-political events, and potential governmental responses to these events have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial performance. The extent to which these macroeconomic pressures may impact our business, results of operations, costs and financial condition will depend on future developments, which continue to be highly uncertain and difficult to predict. While we have planned for and anticipate a continuation of soft demand within our markets into 2026, any one or more of the above macroeconomic factors could result in a more severe and longer downturn and/or increased costs, which would have an adverse and potentially material impact on our business and financial performance.

We may be impacted by new tariffs and duties on U.S. imports and foreign export sales and changes in import/export regulations. Instability of established free trade agreements, the potential imposition of new or increased tariffs on U.S. imports or exports, and potential changes to import/export regulations may lead to raw material and finished goods price volatility as well as instability and uncertainty in our supply chain. The proposed tariffs in Canada continue to be paused. If they are activated, the demand for domestic lumber products may increase, which will likely result in higher costs if capacity gets challenged. Although the trade landscape continues to evolve, since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and intend to make decisions quickly to minimize disruption. As of December 27, 2025, 84% of our lumber purchases are from domestic suppliers, 11% are imported from Canada, and 5% are imported from other international suppliers

An increase in foreign tariffs on U.S. goods could curtail our export sales to other countries, which were approximately $239.5 million in 2025, compared to $258.9 million in 2024. Increased tariffs and duties on U.S. imports will increase pricing by adding duty cost, where the duty is sustainable in light of overall unit price, or otherwise constrain supply by eliminating historical production sources by country or commodity type with unsustainable duties. Our purchases that were impacted by tariffs were approximately $407.1 million in 2025 (compared to $390.9 million in 2024), including our import of Canadian Softwood Lumber of approximately $174.9 million in 2025 (compared to $211.8 million in 2024) which is the largest imported commodity. In addition, there is a risk that U.S. tariffs on imports and countering tariffs on U.S. exports could trigger broader international trade conflicts that could adversely impact our business.

We may be impacted by a significant change in the value of the U.S. dollar and our results of operations may be harmed by currency fluctuations and inflation. We purchase a variety of raw materials and finished goods from sources around the world and export certain products. The impact of a change in U.S. dollar exchange rates, and inflation, would impact our import purchases and export sales, which totaled $407.1 million and $239.5 million respectively, in 2025, compared to $390.9 million and $258.9 million in 2024, respectively. In addition, many of our packaging customers export their products; consequently, any adverse impact on those customers from currency fluctuations and inflation may have an adverse impact on our sales to those customers.

Our growth may be limited by the customer demand in the markets we serve, including our construction market which is highly cyclical. Our sales growth is dependent, in part, upon the growth of the markets we serve. If our markets do not achieve anticipated growth, or if we fail to maintain our market share, financial results could be impaired.

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the "Lumber Market"). A variety of factors over which we have no control, including government and environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. Our products are generally priced to the customer based on a quoted, fixed selling price or "indexed" to the Lumber Market with a fixed dollar adder to cover conversion costs and profit. The impact on our profitability from changes in lumber prices is discussed in the “Historical Lumber Prices” and "Impact of the Lumber Market on Our Operating Results" captions of our Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Item 7 of this Form 10-K. Our lumber costs, including plywood, as a percentage of net sales were 41.6% in 2025, compared to 40.4% in 2024.

A significant portion of our sales are concentrated with two customers. Our sales to The Home Depot and Lowes comprised 17% and 11%, respectively, of our total net sales in fiscal 2025, 17% and 11%, respectively, in 2024, and 17% and 12%, respectively, in 2023.

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

Inbound and outbound transportation costs represent a significant part of our cost structure. An increase in fuel and other operating expenses will significantly increase our costs. While we attempt to pass these costs along to our customers, there can be no assurance that they would agree to these price increases. Our total inbound and outbound transportation costs were approximately 9.5%, 7.8%, and 9.4% of net sales in 2025, 2024, and 2023, respectively.

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

Artificial intelligence (“AI”) is an emerging area of technology that has and may further impact various aspects of our business operations, and we may not be successful in our artificial intelligence initiatives, which could adversely affect our business, financial condition and/or operating results. We have made, and expect to continue making, investments in the integration of artificial intelligence into our platforms, products, and services.  However, AI presents various risks, challenges, and potential unintended consequences that could disrupt our ability to effectively integrate and leverage these technologies. The integration of AI may also require significant capital investment, specialized talent, and new safety protocols, and we may be unable to recruit or retain personnel with the necessary expertise. Additionally, competitors may develop more effective or efficient AI solutions, potentially undermining our competitive position. The regulatory environment surrounding AI is still in development, and new laws or regulations could emerge that require substantial adjustments to our business practices.  These changes could impose unexpected costs or operational disruptions, and the full scope and impact of such regulatory developments remain uncertain. If we suffer adverse consequences due to any of these factors, it could in turn have a material adverse effect on our financial performance and operations.

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

Adverse economic conditions and our customers’ ability to operate may impact their ability to pay. This may result in higher write-offs of receivables than we normally experience. We continue to monitor our customers’ business activities, payment patterns, and credit profiles carefully and make changes in our terms when necessary in response to this risk. As a result, our accounts receivable aging as of December 27, 2025 was approximately 90% current. Our bad debt expense as a percentage of sales was 0.01%, 0.05%, and 0.03%, in 2025, 2024, and 2023, respectively. During the most difficult collection period of the Great Recession, from 2008 through 2010, our bad debt expense as a percentage of sales averaged 0.25%.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy.

We recognize the importance of managing cybersecurity risks to protect our business operations, assets, data, and stakeholders.  This is achieved through implementation of an enterprise-wide security risk management program, risk-based approach to cybersecurity program management, and an internal security control framework.  We employ a structured approach to frame, assess, treat and monitor risks to determine if such risks are material.

Material cybersecurity risks are identified, assessed and managed in several ways. Cybersecurity risk management processes are embedded in our enterprise-level activities, business processes as well as day-to-day operations.  This includes but is not limited to:

●	Program foundations and standards. We established information security, cybersecurity and risk management frameworks that serve as the foundation for our cybersecurity program, which aligns with internationally recognized frameworks, including the NIST CSF and ISO 27001, as well as risk management guidelines such as NIST SP 800-37 (RMF) and ISO 27005. These frameworks have been adapted to include the assessment and management of risks associated with emerging technologies, including artificial intelligence (AI). Additional security and privacy controls are selected, implemented, assessed and monitored for organizational systems and processes that access, process, transfer or store data categorized to fall under regulatory requirements.
●	Integration with enterprise risk management (ERM). Cybersecurity risk management is an integral component of our ERM program, ensuring that cybersecurity risks are aggregated and compared against other enterprise-level risks to inform strategic decision-making.
●	Risk management process. Our strategic and operational risk management approach begins with risk framing activities to align the enterprise-wide cybersecurity strategy with day-to-day operations. Cybersecurity risks are identified, analyzed, evaluated, communicated, and prioritized across the organization through a comprehensive assessment. Risk responses are then managed to reflect our established risk appetite, tolerance, and thresholds. Ongoing monitoring of risk factors, treatment effectiveness, and compliance changes are performed to maintain continuous oversight and monitoring of acceptable risk levels consistent with our governance model.
●	Threat monitoring, detection and response. Our dedicated Cybersecurity Incident Response Team (CSIRT) in conjunction with our Security Operations Center (SOC) monitors threats and vulnerabilities, investigates potential incidents, and coordinates response and remediation. Our Incident Response Plan is maintained and tested to verify completeness and effectiveness of its preparation, detection and analysis, containment, eradication and recovery, as well as post-incident review stages. Incidents are risk-ranked, prioritized and escalated according to defined thresholds to members of the Incident Response Team, including executive leadership, when warranted, consisting of our CIO, our Director of Cybersecurity, and other members of the executive team to facilitate timely assessment of potential materiality and coordination of required disclosures.
●	Security controls and layered defense. As part of our defense in depth strategy, we operate multiple layers of frontline controls spanning network security, endpoint protection, identity and access management (including privileged access management) along with data protection and encryption safeguards. In addition to these technical frontline controls, we maintain a secondary layer of defense consisting of internal control owners and functional managers who perform regular self-assessments and monitoring of control effectiveness. This dual-layered approach is further validated by periodic independent testing and internal audits. These preventive layers are reinforced by comprehensive logging, detection, and response capabilities, ensuring that threats are identified and contained even if one control layer is bypassed. This layered approach strengthens our overall security posture by creating overlapping defenses that collectively reduce risk and improve resilience across the enterprise.

●	Testing, exercises, and continuous improvement. We conduct tabletop exercises for our incident response and disaster recovery activities and perform internal and external vulnerability assessments as well as penetration testing. Lessons learned from these activities are analyzed and integrated into our policies, governance, and technology through a risk-managed approach.
●	Training and awareness. Mandatory, periodic security and privacy training is provided to all employees during their onboarding and employment with our organization. This training is supplemented with phishing simulations and awareness activities on an ongoing basis.
●	Use of external parties. We engage external assessors, consultants, independent auditors and, as needed, outside counsel, to evaluate aspects of our cybersecurity program, controls and overall posture. This is achieved through control audits as well as testing, exercises, and continuous improvement activities.
●	Supply chain security. We monitor third party service providers and suppliers through risk-based onboarding and periodic assessments. Beyond initial and periodic evaluations, we actively monitor security events and threat intelligence related to our significant third-party providers to identify potential "downstream" incidents that could impact our systems or data. Additionally, we maintain security-focused contractual requirements and conduct risk-based continuous vendor monitoring (including targeted cybersecurity assessment correlated to vendor risk level).

As of the date of this report, we have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. While we have not identified any such material risks to date, we recognize that the threat landscape is constantly evolving. We remain committed to our structured approach to identifying and managing these risks as a core component of our business resilience strategy.

Governance.

Management’s Role. Primary responsibility for risk management, including cybersecurity risks, lies with management. Our management team actively assesses and manages material cybersecurity risks through a structured framework. The CIO and Director of Cybersecurity lead our efforts in managing these risks:

●	CIO. With over 20 years of experience in the information technology space, our CIO brings expertise and strategic insight to cybersecurity, compliance, enterprise architecture, systems resilience, and digital transformation.
●	Director of Cybersecurity. With over 30 years of experience in information technology, including systems architecture and management, our Director of Cybersecurity holds the Certified Information Security Manager (CISM) designation. This expertise supports the Director's responsibility for day-to-day cybersecurity operations, the alignment of security strategies with business objectives, and the management of our information security risk framework. The Director reports directly to the CIO and leads the cross-functional team in identifying and mitigating material risks.

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

Item 2. Properties.

Our corporate headquarters building is located in suburban Grand Rapids, Michigan. We currently have approximately 196 facilities located throughout the United States, Mexico, Canada, Spain, India and Australia. Depending upon function and location, these facilities typically utilize office, manufacturing, and indoor and outdoor storage space.

The following tables summarize our property locations assigned by the primary segment the plant serves.

RETAIL SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athens, AL	1	Moneta, VA	1
Avondale, AZ	1	Mosheim, TN	1
Bartow, FL	2	Moultrie, GA	1
Belchertown, MA	1	Overland Park, KS	1
Bennett, IA	1	Ponce, Puerto Rico	1
Brunswick, GA	1	Prairie du Chien, WI	1
Callao, VA	1	Rancho Cucamonga, CA*	1
Durango, Mexico	1	Ranson, WV	1
Fairless Hills, PA	1	Ringgold, GA	1
Fort Worth, TX	1	Rockledge, FL	1
Grand Rapids, MI	1	Rockwell, NC	1
Greeneville, TN	1	Saginaw, TX*	1
Hamilton, OH	1	Schertz, TX*	1
Hampton, VA	1	Selma, AL	2
Hazelhurst, GA	1	Spartanburg, SC	1
Howell, MI	2	Stockertown, PA	1
Idabel, OK	1	Tampa, FL	2
Janesville, WI*	1	Thomaston, GA	1
Kearneysville, WV	2	Tipton, IA	1
Lackawanna, NY	1	Union City, GA*	1
Lansing, MI	1	White Bear Lake, MN*	1
Lockhart, FL	1	White Pigeon, MI	1
Louisville, AL	1	Windsor, CO*	1
		TOTAL	51

PACKAGING SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Adairsville, GA	1	Milwaukee, WI	1
Ashburn, GA*	1	Minneota, MN*	1
Auburndale, FL*	1	Mocksville, NC	1
Bartow, FL	2	Morristown, TN	1
Blue Island, IL*	1	Muscle Shoals, AL	2
Butner, NC	1	Nappanee, IN	1
Chandler, AZ*	1	New London, WI	2
Clarksville, TX	1	Newnan, GA	2
Clearfield, UT*	1	Orangeburg, SC	1
Dallas, TX	1	Peru, IL	1
Delano, PA	1	Port Arthur, TX	1
Eatonton, GA	1	Prattville, AL	1
Flower Mound, TX	2	Riverside, CA*	1
Gilmer, TX	1	Robertsdale, AL	1
Grand Rapids, MI	1	Rowesville, SC	1
Grandview, TX	4	Salina, KS*	1
Harrisonville, MO*	1	Salisbury, NC*	1
Hartford, WI	1	Shawnee, OK	1
Hazelhurst, GA	1	Shipshewana, IN	1
Inwood, WV	1	Siler City, NC	1
Kansas City, MO	1	Snohomish, WA*	1
Las Vegas, NV	1	Stayton, OR*	1
Lawrenceburg, TN	1	Thornton, CA*	1
Livermore Falls, ME	1	Warrens, WI*	1
Magna, UT*	1	Woodburn, OR*	1
Martin, TN	1	Yakima, WA	1
McMinnville, OR*	1	TOTAL	61

CONSTRUCTION SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Athena, OR	1	Kyle, TX	1
Auburn, NY	1	Lafayette, CO	1
Belchertown, MA	1	Lenoir City, TN	1
Berlin, NJ	2	Liberty, NC	1
Berthoud, CO	1	Locust, NC	1
Blanchester, OH	1	Londonderry, NH	1
Brooklyn Center, MN	1	Nampa, ID*	1
Burlington, NC	2	Naugatuck, CT	1
Cedar Hill, TX	1	New London, NC*	1
Charlotte, NC	1	New Waverly, TX*	1
Chesapeake, VA	1	New Windsor, MD	1
Chicopee, MA	1	Ontario, CA	1
Clinton, NC	1	Ooltewah, TN	1
Conway, SC	1	Pearisburg, VA*	1
Cordele, GA	1	Plainville, MA	1
Dayton, OH	1	San Antonio, TX	1
DuBois, PA	1	Shippenville, PA	1
Edwardsburg, MI*	1	Sidney, NY	1
Elkhart, IN	2	Stafford, TX	1
Folkston, GA	2	Stanfield, NC	2
Fredericksburg, VA	1	Temple, TX	1
Gordon, PA	1	Tooele, UT	1
Granger, IN*	1	Twin Falls, ID	1
Haleyville, AL*	1	Washington, NC	1
Hillsboro, TX*	1	Westbury, NY	1
Jefferson, GA	1	Wilton, NH	1
Jeffersonville, IN	1	Wujinang, China	1
		TOTAL	59

ALL OTHER SEGMENT
Property Location	Number of Properties	Property Location	Number of Properties
Apaseo el Grande, Mexico	1	Gladstone, Australia	1
Bangalore, India	2	Guntur, India	1
Carole Park, Australia	1	Hyderabad, India	1
Castellón, Spain	2	Lacolle, Canada	1
Chennai, India	1	Mordialloc, Australia	1
Coimbatore, India	1	Noida, India	1
Deer Park, Australia	1	Nuevo Leon, Mexico	2
Durango, Mexico	1	Port Melbourne, Australia	1
Erskine Park, Australia	1	Vadodara, India	1
		TOTAL	21

CORPORATE SEGMENT
Property Location	Number of Properties
Grand Rapids, MI	2
Matthews, NC	1
Bryant, AR	1
TOTAL	4

* Due to the nature of our business and historical operating strategy, many of our locations service more than one segment.

We own all of our properties, free from any significant mortgage or other encumbrance, except for approximately 73 facilities which are leased. We believe all of these operating facilities are adequate in capacity and condition to service our existing markets.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is set forth in Note L of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item: Executive Officers of the Registrant.

Our executive officers are appointed annually by our Board of Directors. There are no family relationships among these officers and our directors nor any arrangement or understanding between any of these officers and any other person pursuant to which the officer was appointed.

The following table lists the names, ages, and positions of our executive officers as of February 2026.

Name	Age	Position
William D. Schwartz, Jr.	48	President and Chief Executive Officer
Matthew J. Missad	65	Executive Chairman of the Board
Michael R. Cole	59	Chief Financial Officer, Treasurer and President of Corporate Services
Patrick M. Benton	56	President of UFP Construction, LLC
Scott A. Worthington	55	President of UFP Packaging, LLC
Landon Tarvin	45	President of UFP Retail Solutions, LLC
R. Paul Guerre	61	Corporate Secretary and Director of Corporate Compliance

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

Landon C. Tarvin joined us in 2002. In 2019, he was promoted to Vice President of Outdoor Essentials and in 2021, he was promoted to Vice President of Deckorators. On December 29, 2024, he became President of UFP Retail Solutions, LLC.

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

As of January 27, 2026, there were approximately 2,531 record holders of our common stock.

Our dividend rates are typically reviewed and approved at each of our February, April, July, and October board meetings and payments are typically made in March, June, September, and December of each year. On February 12, 2026, our board approved a quarterly cash dividend of $0.36 per share, which represents a 3% increase from the quarterly dividend of $0.35 per share paid in 2025. This dividend will be payable on March 16, 2026, to shareholders of record on March 2, 2026. Our board considers our dividend yield, payout ratios relative to earnings and operating cash flow, and potential variability of future results, among other factors, as part of its decision-making process. Further declarations of dividends and the establishment of future record and payment dates are subject to approval by our board.

See Part III - Item 12 below for information about securities authorized for issuance under our equity compensation plans.

Stock Performance Graph:

The following stock price performance graph compares the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and an industry peer group we selected. The graph assumes an investment of $100 on December 26, 2020, and reinvestment of dividends in all cases.

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

Unregistered Sales of Equity Securities

Director Compensation Plan

A portion of the annual retainer payable to each of our non-employee directors (such portion for each director was $135,000 for 2025) is paid in shares of our common stock. The retainer is deemed earned in equal quarterly installments on February 1, May 1, August 1, and November 1. We use the market price per share on each such installment date (or the preceding trading day if there were no trades on that installment date) to determine the number of shares issuable to each non-employee director, and except as described below, the shares are issued to the director within five business days.

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

On November 1, 2025, the Company issued 1,098 shares of its common stock to non-employee directors as part of the annual retainer payable to directors in stock (i.e., shares that were issued on a current basis and not deferred pursuant to the Plan). The Company issued all shares described in this paragraph pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

Deferred Compensation Plan

We maintain a Deferred Compensation Plan (the “DCP”) which allows key employees to defer a portion of their salary and/or cash incentive compensation. Participants in the DCP may elect to invest the deferred amounts in certain investment alternatives, including our common stock. Also, under the DCP, if a key employee’s ownership of our common stock is below certain targeted thresholds, the amount of deferral must be used to invest in shares of our common stock. All amounts deferred to the DCP that are invested in our common stock are invested at a price per share representing a 15% discount to the prevailing market price of our stock. In general, each employee receives a payout of his or her DCP account one year from the date her or she terminates employment with the Company, unless termination of employment is due to retirement, death or change in control, in which case the employee or his or her beneficiary may receive the distribution earlier, subject to DCP provisions. The Company issued all shares described in this paragraph pursuant to an exemption under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the DCP. On February 20, 2025, we issued a total of 70,528 shares to employees who elected to defer a portion of their annual incentive bonus into our common stock. In addition, shares were issued on the respective employees’ last payroll dates in each month. During the fiscal year ended December 27, 2025 we issued 43,218 shares over the course of the year to employees who elected to defer a portion of their salaries into our common stock, which were as follows:

Common stock
Date issued	shares issued
January 30, 2025	31
January 31, 2025	3,007
February 27, 2025	34
February 28, 2025	3,349
March 27, 2025	33
March 31, 2025	3,360
April 24, 2025	34
April 30, 2025	3,654
May 29, 2025	37
May 30, 2025	3,655
June 26, 2025	37
June 30, 2025	3,582
July 31, 2025	3,640
August 28, 2025	36
August 29, 2025	3,480
September 25, 2025	40
September 30, 2025	3,744
October 30, 2025	40
October 31, 2025	3,800
November 26, 2025	39
November 28, 2025	3,722
December 24, 2025	40
December 31, 2025	3,824
Total common stock shares issued	43,218

(b)	Not applicable.

(c)	Issuer purchases of equity securities during the fourth quarter:

Fiscal Month	(1)	(2)	(3)	(4)
September 28 - November 1, 2025	804,516	$91.07	804,516	$204,769,928
November 2 - 29, 2025	774,418	90.11	774,418	134,986,695
November 30 - December 27, 2025	100,000	89.98	100,000	125,989,005

Note: October includes 84 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards. The Company treats these share repurchases against its board approved share repurchase authorizations described below.

(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs as of the end of the respective month.

On and effective as of July 23, 2025, our board authorized the repurchase of up to $300 million worth of shares of our common stock through the period ending July 31, 2026, which supersedes and replaces prior authorizations.

Item 6. [RESERVED.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

UFP Industries, Inc. is a holding company with subsidiaries in the United States, Mexico, Canada, Spain, India and Australia that design, manufacture, and supply products made from wood, wood and non-wood composites, and other materials to three segments: retail, packaging, and construction. We are headquartered in Grand Rapids, Michigan.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; concentration of sales to customers; vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; cybersecurity breaches; tariffs on import and export sales; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission, included under Item 1A above.

OVERVIEW

We are pleased to present this overview of 2025. Our results for 2025 include the following highlights:

●	Our net sales decreased 5% compared to 2024, which was comprised of a 2% decrease in selling prices and a 3% decrease in unit sales. The overall decrease in our selling prices is primarily due to more competitive pricing in our Site-Built business unit. The overall organic unit decline consists of a 7% decrease in our Retail segment and a 1% decrease in our Packaging segment, while unit sales in our Construction segment were flat compared to 2024. An acquired business contributed a 1% unit increase in our Packaging segment. We believe we maintained or gained market share in each of our business units.

●	Our gross profits decreased by $167 million, or 14%, compared to last year, exceeding our 3% decrease in unit sales. By segment, gross profits decreased by $81 million in Construction, $36 million in Packaging, and $43 million in Retail. The overall decrease in our gross profits is primarily due to the decline in unit sales as a result of weaker demand, which also resulted in more competitive pricing.
●	Our operating profits decreased $128 million, or 26%, compared to last year. The overall decrease is a result of the decline in gross profits above which was partially offset by a $44 million decrease in selling, general, and administrative (“SG&A”) expenses. The decrease in SG&A is due to our cost reduction efforts totaling $40 million and our incentive compensation plans (bonus and sales incentives) totaling $24 million. These decreases in SG&A were partially offset by a $20 million increase in advertising costs to build brand awareness of our Deckorators’ Surestone™ composite decking.
●	Our cash flows from operations in 2025 were $546 million compared to $643 million in 2024. The $97 million decline resulted primarily from the change in our investment in net working capital, which was $54 million higher in 2025 than 2024. In 2025, working capital increased by $3 million, reflecting a $35 million decrease in current assets and a $38 million decrease in current liabilities. The prior year included a $53 million net decrease in working capital comprised of a $54 million decrease in current assets and $3 million decrease in current liabilities. Additionally, net earnings and non-cash expenses decreased $43 million compared to the prior year due to the factors stated above.
●	We invested $269 million in capital expenditures, which was comprised of expansionary and efficiency capital expenditures, to support and grow our existing businesses, totaling $163 million, maintenance capital expenditures totaling $106 million, and $18 million invested in business combinations.
●	We returned $82 million to our shareholders through dividends. We repurchased 4,498,835 shares of our common stock for $443 million, at an average price of $98.39 per share. Of this amount, 87,327 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards that vested in 2025. These shares were purchased at an average price of $109.83 per share, totaling $10 million.
●	Our Cash and cash equivalents at the end of 2025 was $914 million compared to $1.2 billion at the end of 2024. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.2 billion at the end of December 2025. We plan to continue to pursue a balanced and return driven approach to capital allocation focused on continuing to increase our dividend at a rate that is aligned with our anticipated long-term earnings growth rate, repurchasing our common stock to offset dilution from issuances under our equity-based compensation programs, making capital investments needed to execute our organic growth and operating improvement strategies, and completing business acquisitions that complement our existing businesses and provide new avenues for growth. We will opportunistically increase repurchases of our stock when the price reaches a pre-determined level that we believe represents an attractive investment.

HISTORICAL LUMBER PRICES

The following table presents the Random Lengths framing lumber composite price.

	Random Lengths Composite
	Average $/MBF
	2025	2024
January	$434	$398
February	442	389
March	479	416
April	485	403
May	453	377
June	431	382
July	426	363
August	433	386
September	384	398
October	380	405
November	381	442
December	367	436

Annual average	$425	$400

Annual percentage change	6.3%

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 75% of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2025	2024
January	$386	$380
February	401	371
March	424	394
April	446	371
May	445	353
June	381	355
July	351	333
August	347	345
September	320	337
October	323	368
November	335	386
December	346	359

Annual average	$375	$363

Annual percentage change	3.3%

Finally, a Spruce Pine Fir (“SPF”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 12% of our total lumber purchases.

	Random Lengths SPF
	Average $/MBF
	2025	2024
January	$480	$424
February	479	420
March	526	449
April	504	437
May	446	401
June	444	393
July	462	369
August	484	400
September	422	423
October	432	428
November	422	487
December	403	495

Annual average	$459	$427

Annual percentage change	7.5%

Overall lumber prices in 2025 have increased compared to 2024 despite overall weak demand in the end markets that primarily consume softwood lumber – new housing, housing repair and remodel activity, and industrial (including packaging) –  as a result of higher duties on Canadian lumber imported to the United States and capacity curtailments in the U.S. and Canada.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 41.6% and 40.4% of our net sales in 2025 and 2024, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in 2025. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through inventory consignment programs with our vendors. We estimate that 13% of our total purchases for 2025 were completed under these programs. (Please refer to the “Risk Factors” in Item 1A above for more information.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

	Annual Percentage Change from
	Prior Year Ended
	December 27,	December 28,
	2025	2024
Units sold	(3.0)%	(1.0)%
Gross profit	(13.6)	(13.5)
Selling, general, and administrative expenses	(6.0)	(4.1)
Earnings from operations	(26.1)	(23.9)

The results above reflect the impact of generally weaker demand across most of the end markets we serve as well as more competitive pricing and higher material costs for most of 2025. Notwithstanding our recent results, it is our long-term goal to increase our gross profits and earnings from operations at a rate of growth that exceeds our unit sales growth, or in other words, increase our profit per unit sold. We also have a long-term goal of improving our efficiencies and leveraging the fixed costs in our selling, general, and administrative expenses as we grow, which would result in a rate of growth of these expenses which is less than our unit sales growth resulting in a lower cost per unit.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed two business acquisitions during 2025 that had annual historical sales of approximately $24 million in aggregate. During 2024 we completed one business acquisition that had approximately $25 million in annual historical sales. These business combinations were not significant to our operating results; consequently pro forma results for 2025 and 2024 are not presented.

See Note C “Business Combinations” of our Consolidated Financial Statements which are presented under Item 8 below for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Consolidated Statements of Earnings as a percentage of net sales. See “Impact of the Lumber Market on our Operating Results”.

	Year Ended
	December 27,	December 28,
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	83.2	81.6
Gross profit	16.8	18.4
Selling, general, and administrative expenses	10.9	11.0
Net loss (gain) on disposition and impairment of assets	—	0.1
Other losses (gains), net	—	(0.1)
Earnings from operations	5.8	7.4
Interest and other	(0.4)	(0.7)
Earnings before income taxes	6.2	8.1
Income taxes	1.5	1.8
Net earnings	4.7	6.3
Less net earnings attributable to noncontrolling interest	—	(0.1)
Net earnings attributable to controlling interest	4.7%	6.2%

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

	Year Ended
	December 27,	December 28,
	2025	2024
Gross profit	$1,060,150	$1,226,742
Selling, general, and administrative expenses	$691,008	$735,046
SG&A as percentage of gross profit	65.2%	59.9%

OPERATING RESULTS BY SEGMENT

Our business segments consist of UFP Retail Solutions, UFP Packaging and UFP Construction, and align with the end markets we serve. Among other advantages, this structure allows for a specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit, and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India and Australia and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results by segment for December 27, 2025 and December 28, 2024 (in thousands).

	Year Ended December 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,433,556	$1,603,723	$2,003,785	$271,550	$7,729	$6,320,343
Cost of goods sold	2,087,657	1,338,247	1,645,998	212,499	(24,208)	5,260,193
Gross profit	345,899	265,476	357,787	59,051	31,937	1,060,150
Selling, general, administrative expenses	218,262	180,619	237,949	37,858	16,320	691,008
Net loss (gain) on disposition and impairment of assets	11,139	(2,887)	259	3,167	(8,550)	3,128
Other losses (gains), net	1,398	—	265	691	(241)	2,113
Earnings from operations	$115,100	$87,744	$119,314	$17,335	$24,408	$363,901

	Year Ended December 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$2,597,994	$1,636,563	$2,113,844	$298,190	$5,718	$6,652,309
Cost of goods sold	2,209,195	1,335,304	1,675,346	240,518	(34,796)	5,425,567
Gross profit	388,799	301,259	438,498	57,672	40,514	1,226,742
Selling, general, administrative expenses	209,592	191,757	262,517	39,940	31,240	735,046
Net loss (gain) on disposition and impairment of assets	3,067	6,545	673	28	(4,156)	6,157
Other (gains) losses, net	(2,964)	—	(376)	(3,572)	209	(6,703)
Earnings from operations	$179,104	$102,957	$175,684	$21,276	$13,221	$492,242

The following tables present the components of our operating results as a percentage of net sales by segment for December 27, 2025 and December 28, 2024.

	Year Ended December 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.8	83.4	82.1	78.3	—	83.2
Gross profit	14.2	16.6	17.9	21.7	—	16.8
Selling, general, administrative expenses	9.0	11.3	11.9	13.9	—	10.9
Net loss (gain) on disposition and impairment of assets	0.5	(0.2)	—	1.2	—	—
Other losses (gains), net	0.1	—	—	0.3	—	—
Earnings from operations	4.7%	5.5%	6.0%	6.4%	—	5.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Year Ended December 28, 2024

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.0	81.6	79.3	80.7	—	81.6
Gross profit	15.0	18.4	20.7	19.3	—	18.4
Selling, general, administrative expenses	8.1	11.7	12.4	13.4	—	11.0
Net loss (gain) on disposition and impairment of assets	0.1	0.4	—	—	—	0.1
Other (gains) losses, net	(0.1)	—	—	(1.2)	—	(0.1)
Earnings from operations	6.9%	6.3%	8.3%	7.1%	—	7.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments sold to national home centers and other retailers; engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	2025 versus 2024
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(6.3)%	0.7%	(7.0)%	—%	(7.0)%
Packaging	(2.0)%	(2.0)%	—%	1.0%	(1.0)%
Construction	(5.2)%	(5.2)%	—%	—%	—%
All Other	(8.9)%	1.1%	(10.0)%	—%	(10.0)%
Corporate	35.2%	0.2%	35.0%	—%	35.0%
Total Sales	(5.0)%	(2.0)%	(3.0)%	—%	(3.0)%
●	Expanding geographically in our core businesses, domestically and internationally.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 80% of our sales consist of products we manufacture at our locations, while 20% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments.

	Year Ended December 27, 2025		Year Ended December 28, 2024
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	51.8%	48.2%	52.8%	47.2%
Packaging	75.4%	24.6%	75.5%	24.5%
Construction	81.0%	19.0%	80.5%	19.5%
All Other	76.1%	23.9%	76.6%	23.4%
Corporate	80.5%	19.5%	61.6%	38.4%
Total Sales	68.0%	32.0%	68.1%	31.9%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products decreased approximately 1% in 2025 compared to 2024. Our overall unit sales of commodity-based products decreased approximately 3% compared to 2024.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in 2025 increased 6% compared to the prior year, primarily due to an increase in unit sales in our Deckorators business unit. Approximately $76.2 million of new product sales for 2024, while still sold, were sunset in 2025 and excluded from the table below because they no longer meet the definition above. Our goal was to achieve annual new product sales of at least $550 million in 2025. Our short-term goal is to achieve annual new product sales of at least $560 million for 2026. On a long-term basis, our goal is for new product sales to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Year Ended
	December 27,	% of Segment	December 28,	% of Segment	% Change
	2025	Net Sales	2024	Net Sales	in Sales
Retail	$210,986	8.7%	$179,036	6.9%	17.8%
Packaging	175,729	11.0%	184,531	11.3%	(4.8)%
Construction	73,739	3.7%	69,001	3.3%	6.9%
All Other	416	0.2%	790	0.3%	(47.3)%
Corporate	2,683	34.7%	2,540	44.4%	5.6%
Total New Product Sales	463,553	7.3%	435,898	6.6%	6.3%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment:

Net sales from the Retail segment decreased 6% in 2025 compared to 2024 due to a 1% increase in selling prices and a 7% decrease in units. Unit changes within this segment consisted of decreases of 27% in UFP Edge, as we complete the closure of our Bonner, Montana plants and transition production to other facilities, and 6% in ProWood; while Deckorators unit sales were flat. Additionally, our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 7%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 9%. The decline in ProWood volume is primarily due to higher interest rates and weaker consumer sentiment resulting in a softening of demand to complete repair and remodel projects.

Within our Deckorators business unit, our sales of wood-plastic composite decking and Surestone™ mineral-based-composite decking increased 20%. Of the 20% increase in net sales for our Deckorators business unit, wood-plastic composite decking and mineral based-composite decking (sold under our new Surestone™ tradename) increased 5% and 36% from the prior year, respectively. The increases were offset by railings, which declined 23% from the prior year. The decline in our railing sales is due to lost market share with a big box customer which began impacting sales at the beginning of the year. However, we gained market share with another big box customer which began to more favorably impact the sales of our mineral-based composite decking products beginning in July with most of the growth from these market share gains expected to be realized in 2026. Our long-term goal is to double our market share of composite decking and railing over the next 5 years.

Gross profits declined by $43 million, or 11%, and totaled $346 million in 2025 compared to $389 million in 2024. The change in gross profit was attributable to the following:

●	The gross profit of our ProWood pressure-treated products decreased by $25 million, primarily due to falling lumber prices in our primary selling season. Additionally, gross profits associated with our Edge products declined by $9 million due to inefficiencies and the closure of our Edge manufacturing facilities in Bonner, MT and the shift of that volume to other locations.
●	The gross profit of our Deckorators business unit decreased by $9 million due to lower railing sales and inefficiencies associated with adding new capacity to produce our mineral-based composite decking. In the future, we believe this new, more efficient technology will allow us to achieve our targeted cost per unit. Additionally, our wood plastic composite plant has experienced an unfavorable change in sales mix.

Selling, general and administrative expenses (“SG&A”) within our Retail segment increased $9 million, or 4%, in 2025 compared to 2024. This increase is a result of a $20 million increase in advertising expenses primarily related to Deckorators. The increase was partially offset by a decrease in wages and benefits of $5 million, a decrease in accrued bonus expense of $5 million, and decreases across several other accounts totaling $1 million. Accrued bonus expense varies with the overall profitability and return on investment of the segment, and totaled approximately $42 million in 2025.

Earnings from operations of the Retail segment decreased in 2025 compared to 2024 by $64 million, or 36%, as a result of the factors mentioned above as well as a foreign exchange loss totaling $1 million and an increase in the net loss on disposition and impairment of assets, which was comprised of machinery and equipment impairments and losses of $11 million, lease impairment charges of $2 million and intangible asset impairment charges of $1 million, partially offset by a gain on the sale of real estate totaling $5 million. The prior year included a $3 million net loss on disposition and impairment of assets which was comprised of lease impairment charges and intangible asset impairments, offset by foreign exchange gains of $3 million.

Packaging Segment:

Net sales from the Packaging segment decreased 2% in 2025 compared to 2024 due to a 2% decrease in selling prices, and a 1% decrease in organic unit sales, partially offset by an acquired business which contributed 1% to unit growth. The decrease in prices is primarily due to competitive price pressure. The decrease in units was due to organic unit declines of 3% in Structural Packaging and 2% in PalletOne, which was partially offset by an increase in unit sales of 8% in Protective Packaging due to geographic expansion and market share gains.

Gross profits decreased by $36 million, or 12%, to $266 million in 2025 compared to 2024. The decrease in gross profits was attributable to the following:

●	The gross profit of our PalletOne business unit decreased by a total of $17 million. The decline in gross profit is attributable to competitive price pressure as we continue to execute our strategy to gain market share.
●	The gross profit of our Structural Packaging business unit decreased by $15 million primarily due to lower unit sales and competitive price pressure due to lower demand.
●	The gross profit of our Protective Packaging business unit decreased by $4 million due to fixed manufacturing costs resulting in unfavorable cost variances related to new greenfield locations which more than offset the sales increase resulting from increased prices and unit sales.

SG&A expenses within the Packaging segment decreased by approximately $11 million, or 6%, in 2025 compared to 2024. The decrease in SG&A was due to decreases in insurance expense of $3 million, sales incentive compensation of $2 million, travel expenses of $2 million, accrued bonus expense of $2 million, and several smaller decreases in many accounts totaling $2 million. Accrued bonus varies with the overall profitability and return on investment of the segment, and totaled approximately $29 million for 2025.

Earnings from operations of the Packaging segment decreased by $15 million in 2025, or 15%, compared to 2024 due to the factors discussed above. The losses were offset by net gains on the disposition of assets totaling $3 million, compared to a $7 million loss in 2024.

Construction Segment:

Net sales from the Construction segment decreased 5% in 2025 compared to 2024 due to a 5% decrease in selling prices, while unit sales remained flat. Increases in unit sales of 7% in each of our Factory-Built, Commercial, and Concrete Forming business units were fully offset by a decrease in unit sales of 11% in Site-Built.

Gross profits decreased by $81 million, or 18%, to $358 million in 2025 compared to 2024. The decrease in our gross profit was comprised of the following:

●	The gross profit of our Site-Built business unit decreased by $92 million due to a decline in unit sales and competitive price pressure due to weaker demand.
●	The gross profit of our Concrete Forming and Commercial business units increased by $5 million and $3 million, respectively, due to the favorable impact of unit sales growth. The gross profit of our Factory-Built business unit increased by $4 million due to an increase in unit sales.

SG&A expenses within the Construction segment decreased by approximately $25 million, or 9%, in 2025 compared to 2024. Accrued bonus expense, which varies with the overall profitability of the segment and return on investment, decreased approximately $10 million compared to last year and totaled approximately $36 million for 2025. The decline in SG&A was also due to decreases in wages and benefits of $4 million, sales incentives of $4 million, insurance costs of $2 million, gains on insurance settlements of $2 million, and several smaller decreases in many accounts totaling $3 million.

Earnings from operations of the Construction reportable segment decreased by $56 million in 2025 compared to 2024, or 32%, due to the factors mentioned above.

All Other Segment:

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate:

The Corporate segment consists primarily of over (under) allocated costs which are not significant and net sales to external customers initiated by UFP Purchasing, UFP Transportation, and UFP Real Estate.

INTEREST EXPENSE

Interest expense in 2025 decreased by $2 million compared to 2024 due to a $40 million debt repayment at the end of 2024 on our Series 2012 Senior Note Tranche B, which matured on December 17, 2024. See “Note E of our Consolidated Financial Statements” which are presented under Item 8 below.

INTEREST AND INVESTMENT INCOME

Interest and investment income decreased by $22.0 million in 2025 compared to 2024 due to the decrease in cash and a lower interest rate earned on those deposits as well as an impairment loss of $6.5 million on an investment in our Innov8 Fund recorded in the fourth quarter.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for state and local income taxes, and permanent tax differences. Our effective tax rate was 24.5% in 2025 compared to 22.5% in 2024. The increase was primarily due to an increase in our state income tax expense as a result of timing differences in the deductibility of R&D costs between federal and state, as well as an increase in nondeductible officer compensation relative to overall income.

OFF-BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

We have no significant off-balance sheet commitments. The following table summarizes our contractual obligations as of December 27, 2025 (in thousands).

	Payments Due by Period
	Less than	1 – 3	3 – 5	After
Contractual Obligation	1 Year	Years	Years	5 Years	Total
Long-term debt and finance lease obligations	$800	$40,326	$38,639	$149,993	$229,758
Estimated interest on long-term debt and finance lease obligations	8,032	15,103	11,633	14,117	48,885
Operating leases	33,158	44,425	25,341	56,356	159,280
Capital project purchase obligations	135,410	—	—	—	135,410
Total	$177,400	$99,854	$75,613	$220,466	$573,333

As of December 27, 2025, we also had $40.4 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Year Ended
	December 27,	December 28,
	2025	2024
Cash from operating activities	$545,737	$642,571
Cash used in investing activities	(273,241)	(270,750)
Cash used in financing activities	(530,143)	(307,120)
Effect of exchange rate changes on cash	3,124	(7,363)
Net change in all cash and cash equivalents	(254,523)	57,338
Cash, cash equivalents, and restricted cash, beginning of period	1,179,594	1,122,256
Cash, cash equivalents, and restricted cash, end of period	$925,071	$1,179,594

In general, we fund our growth through a combination of operating cash flows, our revolving credit facility, and issuance of long-term notes. We have not issued equity to finance growth except in the case of a large acquisition that occurred many years ago. We manage our capital structure by attempting to maintain a targeted ratio of debt to equity and debt to earnings before interest, taxes, depreciation and amortization. We believe these financial ratios are among many other important factors to maintaining a strong credit profile, which in turn helps ensure timely access to capital when needed.

Seasonality has a significant impact on our working capital due to our primary selling season occurring during the period from March to September. Consequently, our working capital increases during our first and second quarters resulting in negative or modest cash flows from operations during those periods. Conversely, we experience a substantial decrease in working capital once we move beyond our peak selling season which typically results in significant cash flows from operations in our third and fourth quarters.

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days payables are outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 63 days in 2025 from 60 days in 2024.

	Year Ended
	December 27,	December 28,
	2025	2024
Days of sales outstanding	36	35
Days supply of inventory	40	38
Days of payables outstanding	(13)	(13)
Days in cash cycle	63	60

The increase in our days supply of inventory in 2025 is due to additional safety stock inventory resulting from anticipated supply chain disruptions and new stocking programs in the Deckorators business unit. The increase in our days of sales outstanding is primarily due to the UFP Edge business unit resulting from a decline in sales due to restructuring. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 90% in both 2025 and 2024.

Our cash flows from operating activities in 2025 were $546 million, which was comprised of net earnings of $296 million, $253 million of non-cash expenses, and a $3 million increase in working capital since the end of December 2024. Our cash flows from operations decreased by $97 million compared to last year primarily due to a $54 million increase in our investment in net working capital compared to the prior year period and a decrease in our net earnings and non-cash expenses of $43 million.

Capital expenditures of $269 million comprised most of our cash used in investing activities during 2025. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Deckorators and ProWood business units, and Packaging segment. Additionally there were investments to achieve efficiencies through automation in all segments and to make improvements to a number of facilities. On December 27, 2025, we had outstanding purchase commitments on capital projects of approximately $135.4 million. We intend to fund capital expenditures and purchase commitments through our operating cash flows. Cash used for acquisitions during the year totaled $18 million compared to $30 million in 2024. In 2025, we completed two acquisitions, RWP West, LLC and National Supply, LLC. See Note C “Business Combinations” of our Consolidated Financial Statements which are presented under Item 8 below for additional information. Our cash used in investing activities was partially offset by $31 million of proceeds from sale of property, plant and equipment as we divest assets that do not meet our profitability targets and strategic objectives.

Cash flows used in financing activities primarily consisted of:

●	Cash paid for repurchases of common stock of $443 million. We repurchased 4,498,835 shares of our common stock for the year at an average share price of $98.39. Of this amount, 87,327 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards that vested in 2025. These shares were purchased at an average price of $109.83 per share, totaling $10 million.
●	Dividends paid during 2025 totaled $82 million, reflecting a quarterly rate of $0.35 per share, a 6% increase over the prior year.
●	Distributions to noncontrolling interests of $3 million.

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

On December 27, 2025, we had no amount outstanding on our $750 million revolving credit facility. The revolving credit facility also supports letters of credit totaling $39.2 million which includes approximately $3.3 million related to industrial development revenue bonds. As a result, we have approximately $710.8 million in remaining availability. We also had approximately $1.3 million of outstanding letters of credit that were issued outside of the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on December 27, 2025.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Note L “Commitments, Contingencies, and Guarantees” of our Consolidated Financial Statements which are presented under Item 8 below.

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

On our annual testing date of September 27, 2025, the fair values exceeded the carrying values for all reporting units and there were no indicators for impairment. We believe we have sufficient available information, both current and historical, to support our assumptions, judgments and estimates used in the goodwill impairment test.

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

SHORT-TERM DEMAND AND OUTLOOK

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals below. However, in the short-term, demand in our markets has contracted due to a variety of macro-economic factors, which will continue to impact our results to varying degrees depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans to reduce or eliminate capacity at locations that are not meeting our profitability targets and reduce our SG&A costs. At the beginning of 2025, we announced that our goal through these actions was to improve our operating profits by $60 million by the end of 2026. In 2025, we achieved $35 million of targeted SG&A cost reductions and $7 million of profitability improvements due to capacity consolidations that reduced our cost of goods sold. The reductions in SG&A were partially offset by an additional $20 million of investments in advertising to build our Surestone™ brand of mineral-based composite decking. In 2026, we anticipate capacity consolidations completed in 2025 will reduce our cost of goods sold and improve our profitability by $25 million, primarily in our Retail segment. Therefore, we currently anticipate achieving cumulative cost reductions in 2025 and 2026 totaling $67 million, exceeding our original goal.

The following factors should be considered when evaluating our future results:

●	We anticipate lumber prices will remain near current levels, and experience typical seasonal trends, until there is a substantial change in the balance of supply and demand. In the event new tariffs are enacted on imports, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to new tariffs without adverse financial impact after a short adjustment period. Approximately 84% of our purchases of lumber are from domestic sources.
●	Retail segment sales accounted for 39% of our net sales in 2025. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be flat to slightly down in the first half of 2026. We anticipate market share gains in our composite decking and railing products will contribute approximately $100 million of sales growth in our Deckorators business unit. In addition, we anticipate recent investments in equipment to improve the manufacturing throughput and lower the cost of our Surestone™ decking products will result in margin improvements in those products in 2026 as the new capacity is effectively brought on-line and once the higher cost inventory is sold.

●	Packaging segment sales accounted for 25% of our net sales in 2025. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be flat to slightly down in the first half of 2026.
●	Construction segment sales accounted for 32% of our net sales in 2025.
-	The site-built business unit accounted for 11% of our net sales in 2025. Our sales mix of single-family and multi-family homes builders is approximately 70% and 30%, respectively. The industry consensus estimate of national housing starts for 2026 is 1.34 million, with estimates generally predicting flat to slightly negative growth in the coming year with a softer single-family outlook more than offsetting an improving multi-family outlook. We anticipate demand in the regions we operate to be slightly down in the first half of 2026.
-	The factory-built business unit accounted for 13% of our net sales in 2025. When evaluating future demand, we analyze data from production and shipments of manufactured housing. The National Association of Home Builders forecast the manufactured home shipments in 2026 to be flat to slightly down.
-	The commercial and concrete forming business units accounted for 8% of our net sales in 2025. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate the slightly positive trends seen in 2025 will carry through into the first half of 2026.

LONG-TERM OUTLOOK

GOALS

Our long-term financial goals include:

●	Growing our annual unit sales by 7 to 10 percent (including smaller tuck-in acquisitions) with at least 10 percent of all sales coming from new products;
●	Achieving and sustaining a 12.5 percent EBITDA margin by continuing to enhance our capabilities and grow our portfolio and sales of value-added products, expanding geographically in our higher margin business units, and achieving operating improvements;
●	Earning an incremental return on new investment over our hurdle rate of 15 percent; and
●	Maintaining a conservative capital structure.

RETAIL SEGMENT

The Home Improvement Research Institute (“HIRI”) anticipates growth in home improvement spending and has forecasted 4.0% annual growth from 2026 through 2029. Markets remain competitive and we target market share gains with certain retail customers by introducing new value-add products and focusing on customer service.

Our long-term goal is to achieve sales growth by:

●	Increasing our market share of value-added products, including our Deckorators business unit, which is focused on capitalizing on the advantages of our Surestone™ technology. Continued investment in capacity for Deckorators is expected to contribute to this increase.
●	Developing new products and increasing our emphasis on product innovation and product differentiation in order to counter commoditization trends and influences.

●	Acquiring businesses in core product categories.
●	Adding new products and customers through business acquisitions that strengthen our core business and meet our strategic objectives.

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

Market indicators that should be considered when evaluating future demand for our products in the packaging segment include industrial production, durable goods manufacturing, the PMI, U.S. GDP growth, and others.

CONSTRUCTION SEGMENT

The industry consensus estimate of national housing starts for 2026 is 1.34 million, with estimates generally predicting flat to slightly negative growth in 2026 with a softer single-family and multi-family outlook.  Housing starts are projected to increase low single-digits in 2027.

The National Association of Home Builders forecasts a 1% decrease in manufactured home shipments from 2025 to 2026 and a 1% to 2% compounded annual growth rate through 2027.

Non-residential construction spending is a market indicator that should be considered when evaluating future demand for our products in our Commercial and Concrete Forming business units within our Construction segment.

GROSS PROFIT

As a result of more challenging market conditions, we continue to reduce or eliminate capacity at locations that are not meeting our profitability targets and to better align capacity with current demand. We anticipate these actions will improve operating profits by $25 million in 2026.

In addition, we believe the following factors are likely to impact our gross profits and margins in the future:

●	End market demand and our ability to grow and leverage fixed costs and price our products based on the value we offer our customers.
●	Our ability to maintain market share and gross margins on products sold to our largest customers. We believe our level of service, geographic diversity, and quality of products provides an added value to our customers. However, if our customers are unwilling to pay for these advantages, our sales and gross margins may be reduced.

●	Sales mix of value-added and commodity products and our ability to sell new products. We anticipate significant growth in our Deckorators branded products that use our patented Surestone™ technology and believe recent investments in more efficient manufacturing capabilities will lower our costs per unit.
●	Fluctuations in the relative level of the Lumber Market and trends in the market price of lumber. (See “Impact of the Lumber Market on our Operating Results.”)
●	Fuel and transportation costs.
●	Rising labor and benefit costs.
●	Our ability to continue to achieve productivity improvements as our unit sales increase and planned cost reductions through continuous improvement activities, automation, and other operating improvement initiatives, including our investments to improve the manufacturing throughput and reduce the cost of our Surestone™ decking products.
●	Changes in the cost of complying with new or increased government regulations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

As indicated above, we are taking actions to reduce our cost structure to better align it with current demand. We are also investing in the resources needed to achieve our long-term objectives for growth, product innovation, building brand awareness for certain products, and improving our efficiency through technology. With these considerations in mind, we have targeted “core” selling, general, and administrative expenses (SG&A) totaling approximately $570 million in 2026, excluding highly variable sales incentive and bonus expenses tied to profitability and return on investment, compared to approximately $550 million in 2025 excluding insurance settlement gains. We expect an increase of $20 million in core SG&A primarily due to increases in compensation and related benefits. Additionally, we anticipate sales incentives will be 3% of gross profits (3% of gross profits in 2025) and bonus expense will range from 17% to 18% of pre-bonus operating profits (17% of pre-bonus operating profits in 2025) plus approximately $21 million associated with the vesting expense of shares granted in prior years under our bonus plan ($29 million in 2025). See Note H “Common Stock” of our Consolidated Financial Statements which are presented under Item 8 below for a discussion of future compensation costs related to long-term share-based bonus awards.

On a long-term basis, we expect that our SG&A expenses will primarily be impacted by:

●	Our growth in sales in the Packaging and the Construction segments. Our sales in these segments require a higher ratio of SG&A costs due, in part, to product design and engineering requirements.
●	Sales of new and value-added product and branded products in the Retail segment, which generally require higher product development, marketing, advertising, and other selling costs.
●	Our incentive compensation programs which are tied to gross profits, pre-bonus earnings from operations and threshold levels of return on investment.
●	Our growth and success in achieving continuous improvement and automation objectives designed to improve our productivity and leverage our fixed costs as we grow.

LIQUIDITY AND CAPITAL RESOURCES

Our cash cycle will continue to be impacted in the future by our mix of sales by segment. Sales from our Construction and Packaging segments generally require a greater investment in receivables than sales in our Retail segment, while our Retail segment generally requires a greater investment in inventory. Also, our net investment in trade receivables, inventory, and accounts payable will continue to be impacted by the level of lumber prices.

Additionally, we expect to spend approximately $300 million to $325 million on capital expenditures, incur depreciation of approximately $153 million, and incur amortization and other non-cash expenses of approximately $50 million in 2026.

On December 27, 2025, we had outstanding purchase commitments on capital projects of approximately $135.4 million. We intend to fund capital expenditures and purchase commitments through our operating cash flows and availability under our revolving credit facility which is considered sufficient to meet these commitments and working capital needs.

Our dividend rates are typically reviewed and approved at each of our February, April, July, and October board meetings and payments are typically made in March, June, September, and December of each year. On February 12, 2026, our board approved a quarterly cash dividend of $0.36 per share, which represents a 3% increase from the quarterly dividend of $0.35 per share paid in 2025. This dividend will be payable on March 16, 2026, to shareholders of record on March 2, 2026. Our board considers our dividend yield, payout ratios relative to earnings and operating cash flow, and potential variability of future results, among other factors, as part of its decision-making process. Future declarations of dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors.

We have a share repurchase program approved by our Board of Directors, and on July 23, 2025, our board authorized the repurchase of up to $300 million worth of shares of outstanding stock through July 31, 2026. As of February 25, 2026, we have approximately $125 million of remaining availability under this authorization. In the past, we have repurchased shares in order to offset the effect of issuances resulting from our employee benefit plans and at opportune times when our stock price falls to predetermined levels.

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

On December 27, 2025, the estimated fair value of our long-term debt, including the current portion, was $210.1 million. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. The estimated fair value of notes payable included in current liabilities and the revolving credit facility approximated the carrying values as these debt instruments have interest rates that fluctuate with current market conditions.

Expected cash flows over the next five years related to debt instruments, excluding debt issuance costs, are as follows:

($US equivalents, in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Long-term Debt:
Fixed Rate ($US)	$200	$217	$40,235	$255	$35,093	$150,000	$226,000
Average interest rate	8.45%	8.45%	4.25%	2.10%	4.29%	3.09%
Variable Rate ($US)	$698	$—	$—	$3,300	$—	$—	$3,998
Average interest rate(1)	8.45%	—%	—%	2.65%	—%	—%
(1) Average of rates at December 27, 2025

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UFP Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of UFP Industries, Inc. and subsidiaries (the "Company") as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of UFP Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UFP Industries, Inc. and subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
February 25, 2026

We have served as the Company's auditor since 2014.

UFP INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of United States dollars, except share data)	December 27,	December 28,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$914,199	$1,171,828
Restricted cash	10,872	7,766
Investments	34,374	31,087
Accounts receivable, net	475,959	500,920
Inventories:
Raw materials	380,206	388,435
Finished goods	341,814	332,389
Total inventories	722,020	720,824
Refundable income taxes	38,373	20,588
Assets held for sale	6,340	—
Other current assets	66,515	50,012
Total current assets	2,268,652	2,503,025
Deferred income taxes	8,025	5,263
Restricted investments	50,540	39,140
Right of use assets	115,790	114,721
Other assets	102,433	98,409
Goodwill	343,921	339,839
Indefinite-lived intangible assets	7,336	7,300
Other intangible assets, net	133,616	152,498
Property, plant and equipment:
Property, plant and equipment	1,936,470	1,750,211
Less accumulated depreciation and amortization	(943,890)	(859,468)
Property, plant and equipment, net	992,580	890,743
Total assets	$4,022,893	$4,150,938
Liabilities, temporary equity and shareholders’ equity
Current liabilities
Accounts payable	$205,932	$224,659
Accrued compensation and benefits	188,354	193,438
Other accrued liabilities	71,039	62,356
Current portion of lease liability	27,997	27,870
Current portion of long-term debt	899	4,125
Total current liabilities	494,221	512,448
Long-term debt and finance lease obligations	228,859	229,830
Lease liability	99,085	95,095
Deferred income taxes	83,205	31,244
Other liabilities	28,816	32,330
Total liabilities	934,186	900,947
Temporary Equity
Redeemable noncontrolling interest	4,463	5,366
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	—	—
Common stock, $1 par value; shares authorized 240,000,000; issued and outstanding, 56,591,900 and 60,724,308	56,592	60,724
Additional paid-in capital	444,828	403,379
Retained earnings	2,559,375	2,775,280
Accumulated other comprehensive income (loss)	1,564	(15,311)
Total controlling interest shareholders’ equity	3,062,359	3,224,072
Noncontrolling interest	21,885	20,553
Total shareholders’ equity	3,084,244	3,244,625
Total liabilities, temporary equity and shareholders’ equity	$4,022,893	$4,150,938

See notes to consolidated financial statements.

UFP INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands of United States dollars, except per share data)	Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Net sales	$6,320,343	$6,652,309	$7,218,384
Cost of sales	5,260,193	5,425,567	5,799,446
Gross profit	1,060,150	1,226,742	1,418,938

Operating expenses
Selling, general and administrative expenses	691,008	735,046	766,633
Net loss (gain) on disposition and impairments of assets	3,128	6,157	(260)
Other losses (gains), net	2,113	(6,703)	6,031
Total operating expenses	696,249	734,500	772,404

Earnings from operations	363,901	492,242	646,534

Interest and other
Interest expense	10,917	12,709	12,842
Interest and investment income	(38,548)	(60,533)	(39,916)
Equity in (earnings) loss of investee	(709)	(89)	2,367
Total interest and other	(28,340)	(47,913)	(24,707)

Earnings before income taxes	392,241	540,155	671,241
Income taxes	96,249	121,422	156,784
Net earnings	295,992	418,733	514,457
Less net earnings attributable to noncontrolling interest	(1,200)	(4,173)	(145)
Net earnings attributable to controlling interest	$294,792	$414,560	$514,312

Earnings per share - basic	$5.00	$6.78	$8.21
Earnings per share - diluted	$5.00	$6.77	$8.07

Other comprehensive income:
Net earnings	$295,992	$418,733	$514,457
Other comprehensive income (loss)	19,348	(19,980)	14,836
Comprehensive income	315,340	398,753	529,293
Less comprehensive income attributable to noncontrolling interest	(3,673)	(610)	(4,800)
Comprehensive income attributable to controlling interest	$311,667	$398,143	$524,493

See notes to consolidated financial statements.

UFP INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings	Interest (NCI)	Total	Equity
Balance on December 31, 2022	$61,618	$294,029	$2,217,410	$(9,075)	$32,841	$2,596,823	$6,880
Net earnings (loss)			514,312		663	514,975	(518)
Foreign currency translation adjustment				9,762	4,267	14,029	388
Unrealized gain on investments and other				419		419
Other		(817)			930	113	43
Distributions to NCI					(7,355)	(7,355)
Purchase of remaining NCI of subsidiary		(1,210)			(917)	(2,127)
NCI related to business combinations						—	13,237
Cash dividends - $1.10 per share			(68,238)			(68,238)
Issuance of 32,944 shares under ESPP	33	2,717				2,750
Issuance of 820,591 shares under stock grant programs	821	14,485	22			15,328
Issuance of 124,145 shares under deferred compensation plan	124	(124)				—
Repurchase of 974,869 shares	(975)		(81,174)			(82,149)
Expense associated with share-based compensation arrangements		34,727				34,727
Accrued expense under deferred compensation plans		10,895				10,895
Balance on December 30, 2023	$61,621	$354,702	$2,582,332	$1,106	$30,429	$3,030,190	$20,030
Net earnings (loss)			414,560		5,413	419,973	(1,240)
Foreign currency translation adjustment				(16,428)	(3,441)	(19,869)	(122)
Unrealized gain on investments and other				11		11
Other		(242)				(242)
Distributions to NCI					(11,848)	(11,848)
Purchase of remaining NCI of subsidiary		8,400				8,400	(13,302)
Cash dividends - $1.32 per share			(80,782)			(80,782)
Issuance of 27,898 shares under ESPP	28	2,784				2,812
Issuance of 380,548 shares under stock grant programs	380	5,923	77			6,380
Issuance of 104,124 shares under deferred compensation plan	104	(104)				—
Repurchase of 1,409,266 shares	(1,409)	(17,686)	(140,907)			(160,002)
Expense associated with share-based compensation arrangements		37,938				37,938
Accrued expense under deferred compensation plans		11,664				11,664
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			294,792		1,617	296,409	(417)
Foreign currency translation adjustment				15,653	2,720	18,373	(247)
Unrealized gain on investments and other				1,222		1,222
Other		(3,663)				(3,663)	310
Distributions to NCI					(3,005)	(3,005)
Purchase of remaining NCI of subsidiary						—	(549)
Cash dividends - $1.40 per share			(82,350)			(82,350)
Issuance of 29,749 shares under ESPP	30	2,441				2,471
Issuance of 222,935 shares under stock grant programs	223	3,156	270			3,649
Issuance of 113,743 shares under deferred compensation plan	114	(114)				—
Repurchase of 4,498,835 shares	(4,499)	(9,503)	(428,617)			(442,619)
Expense associated with share-based compensation arrangements		37,583				37,583
Accrued expense under deferred compensation plans		11,549				11,549
Balance on December 27, 2025	$56,592	$444,828	$2,559,375	$1,564	$21,885	$3,084,244	$4,463

See notes to consolidated financial statements

UFP INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of United States dollars)	Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$295,992	$418,733	$514,457
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	138,360	124,641	110,563
Amortization of intangibles	22,691	23,521	21,327
Expense associated with share-based and grant compensation arrangements	37,792	38,163	34,899
Deferred income taxes	49,915	(15,382)	(5,573)
Unrealized gain on investments and other	(2,431)	(1,217)	(2,435)
Impairment of investments	6,500	—	—
Equity in (earnings) loss of investee	(709)	(89)	2,367
Net loss (gain) loss on sale, disposition and impairment of assets	728	678	(260)
Impairment of goodwill and other intangibles	2,400	5,479	—
Gain from reduction of estimated earnout liability	(2,312)	(2,460)	(3,177)
Changes in:
Accounts receivable	27,464	47,070	81,659
Inventories	7,291	6,356	250,561
Accounts payable and cash overdraft	(20,190)	22,394	(3,578)
Accrued liabilities and other	(17,754)	(25,316)	(40,920)
Net cash from operating activities	545,737	642,571	959,890
Cash flows used in investing activities:
Capital expenditures	(269,377)	(232,274)	(180,382)
Proceeds from sale of property, plant and equipment	31,472	11,501	3,291
Acquisitions and purchases of noncontrolling interest, net of cash received	(17,626)	(29,830)	(52,383)
Purchases of investments	(38,767)	(55,397)	(29,806)
Proceeds from sale of investments	19,953	30,844	29,935
Other	1,104	4,406	(10,819)
Net cash used in investing activities	(273,241)	(270,750)	(240,164)
Cash flows used in financing activities:
Borrowings under revolving credit facilities	34,426	29,913	28,462
Repayments under revolving credit facilities	(38,133)	(32,256)	(30,125)
Repayments of debt	—	(40,000)	(29)
Repayment of debt on behalf of investee	—	(6,303)	—
Contingent consideration payments and other	(221)	(4,868)	(6,262)
Proceeds from issuance of common stock	2,471	2,811	2,750
Dividends paid to shareholders	(82,350)	(80,782)	(68,238)
Distributions to noncontrolling interest	(3,005)	(11,848)	(7,355)
Purchase of remaining noncontrolling interest of subsidiary	(549)	(4,902)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(9,591)	(17,838)	—
Repurchase of common stock	(433,028)	(141,120)	(82,149)
Other	(163)	73	86
Net cash used in financing activities	(530,143)	(307,120)	(162,860)
Effect of exchange rate changes on cash	3,124	(7,363)	5,767
Net change in cash and cash equivalents	(254,523)	57,338	562,633
Cash, cash equivalents, and restricted cash, beginning of period	1,179,594	1,122,256	559,623
Cash, cash equivalents, and restricted cash, end of period	$925,071	$1,179,594	$1,122,256
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents, beginning of period	$1,171,828	$1,118,329	$559,397
Restricted cash, beginning of period	7,766	3,927	226
Cash, cash equivalents, and restricted cash, beginning of period	$1,179,594	$1,122,256	$559,623
Cash and cash equivalents, end of period	$914,199	$1,171,828	$1,118,329
Restricted cash, end of period	10,872	7,766	3,927
Cash, cash equivalents, and restricted cash, end of period	$925,071	$1,179,594	$1,122,256
Supplemental information:
Interest paid	$10,910	$12,762	$12,736
Income taxes paid	63,719	128,115	158,145
Non-cash investing activities:
Capital expenditures included in accounts payable	$703	$3,485	$3,178
Non-cash financing activities:
Common stock issued under deferred compensation plans	$12,029	$11,920	$10,978

See notes to consolidated financial statements

UFP INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

We are a holding company whose subsidiaries supply products primarily made from wood, wood and non-wood composites, and other materials through three segments: retail, construction and packaging. Founded in 1955, we are headquartered in Grand Rapids, Michigan, with affiliates throughout the United States, Mexico, Canada, Spain, India and Australia.

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which were both first exercisable in June 2025 and expire in June 2030. As of December 27, 2025, the carrying value of our investment in Dempsey is $52.7 million and is recorded in Other Assets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

FISCAL YEAR

Our fiscal year is a 52 or 53 week period, ending on the last Saturday of December. Unless otherwise stated, references to 2025, 2024, and 2023 relate to the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. Fiscal years 2025,  2024 and 2023 were comprised of 52 weeks.

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

Our investment portfolio includes restricted investments within our wholly-owned subsidiary, Ardellis Insurance Ltd. There are $50.5 million and $39.1 million of restricted investments recorded as of December 27, 2025 and December 28, 2024, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less.

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

The following table presents the activity in our accounts receivable allowances (in thousands):

		Additions
		Charged to
	Beginning	Costs and		Ending
	Balance	Expenses	Deductions*	Balance
Allowance for possible losses on accounts receivable:
Year Ended December 27, 2025	$4,204	$57,787	$(56,898)	$5,093
Year Ended December 28, 2024	5,133	65,463	(66,392)	4,204
Year Ended December 30, 2023	11,727	56,522	(63,116)	5,133
*	Includes accounts charged off, discounts given to customers and actual customer returns and allowances.

We record estimated sales returns, discounts, and other applicable adjustments as a reduction of net sales in the same period revenue is recognized.

Accounts receivable retainage amounts related to long term construction contracts totaled $7.0 million and $8.6 million as of December 27, 2025 and December 28, 2024, respectively. All amounts are expected to be collected within 18 months. Concentration of accounts receivable related to our two largest customers totaled $95.7 million and $112.1 million as of December 27, 2025 and December 28, 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Our disclosures required by the new standard have been provided and updated retrospectively for all periods presented. Refer to Note J – Income Taxes.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The cost of inventories includes raw materials, direct labor, and manufacturing overhead and is determined using the weighted average cost method. Raw materials consist primarily of unfinished wood products and other materials expected to be manufactured or treated prior to sale, while finished goods represent various manufactured and treated wood products ready for sale. We have inventory on consignment at customer locations valued at $19.0 million as of December 27, 2025 and $21.8 million as of December 28, 2024.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Expenditures for renewals and betterments are capitalized, and maintenance and repairs are expensed as incurred. The components of property, plant and equipment as of December 27, 2025 and December 28, 2024 were as follows:

	Year Ended
	December 27,	December 28,
	2025	2024
Land and improvements	$223,156	$200,732
Building and improvements	475,634	430,795
Machinery and equipment	1,057,157	977,631
Furniture and fixtures	43,668	35,060
Construction in progress	136,855	105,993
Total Property, Plant and Equipment, Gross	$1,936,470	$1,750,211

Amortization of assets held under finance leases is included in depreciation and amortized over the shorter of the estimated useful life of the asset or the lease term. Depreciation expense included in Cost of goods sold is $130.4 million, $118.0 million, and $104.8 million as of December 27, 2025, December 28, 2024, and December 30, 2023, respectively. Depreciation expense included in Selling, general and administrative expenses is $8.0 million, $6.6 million, and $5.8 million as of December 27, 2025, December 28, 2024, and December 30, 2023, respectively. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Land improvements	5 to 15 years
Buildings and improvements	10 to 32 years
Machinery, equipment and office furniture	2 to 20 years

Software costs are included in machinery and equipment on the balance sheet with gross amounts and accumulated amortization totaling $4.8 million and $4.6 million as of December 27, 2025, and $5.0 million and $4.8 million as of December 28, 2024, respectively.

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

ASSETS HELD FOR SALE

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

During 2025, we determined real estate properties and machinery and equipment within our Retail and Corporate segments met the criteria as held for sale, and therefore we have classified the related assets as held for sale on the consolidated balance sheet. The fair value measurements for the assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals. The assets had a carrying value of $6.3 million as of December 27, 2025, after $3.3 million of impairment charges recorded in fiscal 2025. Additionally, we have recognized $13.8 million of gains on the sale of real estate, machinery and equipment that had been classified as assets held for sale during the year. The impairments and gains were included in net loss (gain) on disposition and impairments of assets on the consolidated statements of earnings and. comprehensive income.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests at least annually in accordance with ASC 350, Intangibles-Goodwill and Other. We review the carrying amounts of goodwill and other non-amortizable intangibles by reporting unit to determine if such assets may be impaired. As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of September 27, 2025, it was determined that the fair values exceeded the carrying values and there were no indicators for impairment for all of our reporting units. We believe we have sufficient available information, both current and historical, to support our assumptions, judgments and estimates used in the goodwill impairment test.

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

We are primarily self-insured for certain employee health benefits, and have self-funded retentions for general liability, automobile liability, property and workers’ compensation. We are fully self-insured for environmental liabilities. The general liability, automobile liability, property, workers’ compensation, and certain environmental liabilities are managed through Ardellis; the related assets and liabilities are included in the consolidated financial statements as of December 27, 2025 and December 28, 2024. Our policy is to accrue amounts equal to actuarially determined or internally computed liabilities. The actuarial and internal valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical cost trends, and changes in claims experience could cause these estimates to change in the future.

In addition to providing coverage for the Company, Ardellis provides Excess Loss Insurance (primarily medical and prescription drug) and Excess General Liability and Property Insurance to certain third parties. As of December 27, 2025, Ardellis had 334 such contracts in place. Reserves associated with these contracts were $13.9 million at December 27, 2025, and $12.1 million at December 28, 2024, and are accrued based on third party actuarial valuations of the expected future liabilities.

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

Earnings on construction contracts are recognized using over time accounting, under either cost to cost or units of delivery methods, depending on the nature of the business at individual operations, which is in accordance with ASC 606 as revenue is recognized when certain performance obligations are performed. Under over time accounting using the cost to cost method, revenues and related earnings on construction contracts are measured by the relationships of actual costs incurred relative to the total estimated costs. Under over time accounting using the units of delivery method, revenues and related earnings on construction contracts are measured by the relationships of actual units produced relative to the total number of units. Revisions in earnings estimates on the construction contracts are recorded in the accounting period in which the basis for such revisions becomes known. Projected losses on individual contracts are recognized in their entirety when such losses become apparent.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Year Ended
	December 27,	December 28,	December 30,	2025 vs. 2024	2024 vs. 2023
	2025	2024	2023	% Change	% Change
Point in Time Revenue	$6,177,299	$6,489,190	$7,069,690	(4.8)%	(8.2)%
Over Time Revenue	143,044	163,119	148,694	(12.3)%	9.7%
Total Net Sales	$6,320,343	$6,652,309	$7,218,384	(5.0)%	(7.8)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the balances of over time accounting accounts on December 27, 2025 and December 28, 2024 which are included in Other current assets and Accrued liabilities: Other, respectively (in thousands):

	December 27,	December 28,
	2025	2024
Cost and Earnings in Excess of Billings	$4,979	$7,478
Billings in Excess of Cost and Earnings	3,961	6,483

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

	December 27,	December 28,	December 30,
	2025	2024	2023
Numerator:
Net earnings attributable to controlling interest	$294,792	$414,560	$514,312
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(11,093)	(16,096)	(25,139)
Net earnings for calculating EPS	$283,699	$398,464	$489,173
Denominator:
Weighted average shares outstanding	59,113	61,402	62,683
Adjustment for non-vested restricted common stock equivalents	(2,429)	(2,648)	(3,064)
Shares for calculating basic EPS	56,684	58,754	59,619
Effect of dilutive restricted common stock equivalents	111	124	1,020
Shares for calculating diluted EPS	56,795	58,878	60,639
Net earnings per share:
Basic	$5.00	$6.78	$8.21
Diluted	$5.00	$6.77	$8.07

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

B.FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets and liabilities measured at fair value are as follows (in thousands):

	December 27, 2025				December 28, 2024
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$182,051	$26,450	$—	$208,501	$356,700	$21,150	$—	$377,850
Fixed income funds	5,365	44,227	—	49,592	5,272	33,076	—	38,348
Treasury securities	345	—	—	345	344	—	—	344
Equity securities	18,492	—	28,000	46,492	16,431	—	26,000	42,431
Alternative investments		—	4,186	4,186	—	—	4,044	4,044
Mutual funds:
Domestic stock funds	10,436	—	—	10,436	9,534	—	—	9,534
International stock funds	816	—	—	816	641	—	—	641
Target funds	11	—	—	11	10	—	—	10
Bond funds	6	—	—	6	6	—	—	6
Alternative funds	490	—	—	490	477	—	—	477
Total mutual funds	11,759	—	—	11,759	10,668	—	—	10,668
Total	$218,012	$70,677	$32,186	$320,875	$389,415	$54,226	$30,044	$473,685

From the assets measured at fair value as of December 27, 2025, listed in the table above, $207.9 million of money market funds are held in Cash and cash equivalents, $34.3 million of mutual funds, equity securities, and alternative investments are held in Investments, $28.0 million of equity securities are held in Other assets, $0.2 million of mutual funds are held in Other assets for our deferred compensation plan, and $49.9 million of fixed income funds and $0.6 million of money market funds are held in Restricted investments. As of December 28, 2024, $377.4 million of money market funds were held in Cash and cash equivalents, $31.0 million of mutual funds, equity securities, and alternative investments were held in Investments, $26.0 million of equity securities are held in Other assets, $0.2 million of mutual funds were held in Other assets for our deferred compensation plan, and $38.7 million of fixed income funds and $0.4 million of money market funds were held in Restricted investments.

We maintain money market, mutual funds, bonds, and/or equity securities in our non-qualified deferred compensation plan, our wholly owned licensed captive insurance company, and assets held in financial institutions. These funds are valued at prices quoted in an active exchange market and are included in Cash and cash equivalents, Investments, Other Assets, and Restricted Investments. We have elected not to apply the fair value option under ASC 825, Financial Instruments, to any of our financial instruments except for those expressly required by U.S. GAAP.

We have $28.0 million and $26.0 million of investments through our Innov8 Fund as of December 27, 2025 and December 28, 2024, respectively, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.” We evaluate these investments quarterly, including a qualitative assessment for indicators of impairment in accordance with ASC 321-10-35-3. During the fourth quarter of 2025, we concluded that one investment was fully impaired, resulting in a $6.5 million loss.

In accordance with our investment policy, our wholly-owned company, Ardellis Insurance Ltd. ("Ardellis"), maintains an investment portfolio, totaling $84.3 million and $69.8 million as of December 27, 2025 and December 28, 2024, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	December 27, 2025			December 28, 2024
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$49,342	$209	$49,551	$39,645	$(1,297)	$38,348
Treasury securities	345	—	345	344	—	344
Equity	14,028	4,464	18,492	13,161	3,270	16,431
Mutual funds	8,545	3,152	11,697	8,549	2,064	10,613
Alternative investments	3,436	750	4,186	3,321	723	4,044
Total	$75,696	$8,575	$84,271	$65,020	$4,760	$69,780

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain was $8.6 million and $4.8 million as of December 27, 2025 and December 28, 2024. Carrying amounts above are recorded in the Investments and Restricted investments line items within the balance sheet as of December 27, 2025 and December 28, 2024.

C.BUSINESS COMBINATIONS

We completed the following business combinations in fiscal 2025 and 2024, which were accounted for using the purchase method (in thousands).

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

On August 8, 2024 we purchased the remaining 20% equity interest in UFP Palets from Palets Suller, SL.

The estimated fair values of assets acquired and liabilities assumed are based on available information at the acquisition date and assumptions deemed reasonable by management, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value for intangible assets, including goodwill. As of December 27, 2025, the valuations for the fair value determination of the intangible assets for the above NS and RWP business combinations have not been finalized. Therefore, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

The intangible assets and goodwill for the C&L acquisition were finalized during 2025. In aggregate, acquisitions made during 2025 and 2024 contributed approximately $33.8 million in net sales and a $2.4 million operating loss during 2025.

The amounts assigned to major intangible classes for the business combinations mentioned above are as follows (in thousands):

	Non-							Intangibles -
	Compete		Customer					Tax
	Agreements		Relationships		Tradename	Goodwill		Deductible
NS	$—		$2,284	*	$—	$761	*	$3,045
RWP	77	*	—		—	—		77
C&L	—		3,700		1,900	7,062		12,662
*(estimate)

The business combinations described above were not significant to our operating results individually or in aggregate, and thus pro forma results for 2025 and 2024 are not presented.

D.GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note M — Segment Reporting, our segment structure is based upon the markets we serve and goodwill has been allocated to the segments using a relative fair value approach. The changes in the net carrying amount of goodwill by reporting segment for the years ended December 27, 2025 and December 28, 2024, are as follows (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 30, 2023	$84,204	$141,042	$87,805	$23,262	$—	$336,313
2024 Acquisitions	—	5,705	—	—	—	5,705
Foreign Exchange, Net	(88)	—	(404)	(1,687)	—	(2,179)
Balance as of December 28, 2024	$84,116	$146,747	$87,401	$21,575	$—	$339,839
2025 Acquisitions	—	—	761	—	—	761
2025 Purchase Accounting Adjustments	—	1,357	—	—	—	1,357
Foreign Exchange, Net	58	—	235	1,671	—	1,964
Balance as of December 27, 2025	$84,174	$148,104	$88,397	$23,246	$—	$343,921

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of September 27, 2025, all reporting units had fair values that were substantially in excess of their carrying values.

Indefinite-lived intangible assets totaled $7.3 million as of December 27, 2025 and December 28, 2024 related to the commercial unit within the Construction segment, the international unit within the All Other segment, and the Deckorators unit within the Retail segment.

The following amounts were included in other amortizable intangible assets, net as of December 27, 2025 and December 28, 2024 (in thousands):

	2025			2024
		Accumulated			Accumulated
	Assets	Amortization	Net Value	Assets	Amortization	Net Value
Non-compete agreements	$5,472	$(4,216)	$1,256	$8,908	$(6,332)	$2,576
Customer relationships and other	165,174	(64,412)	100,762	165,633	(51,645)	113,988
Patents	1,566	(1,048)	518	1,602	(988)	614
Technology	11,200	(3,196)	8,004	12,600	(3,406)	9,194
Tradename	38,552	(18,153)	20,399	36,946	(15,085)	21,861
Software	8,687	(6,010)	2,677	8,605	(4,340)	4,265
Total	$230,651	$(97,035)	$133,616	$234,294	$(81,796)	$152,498

Amortization is computed principally by the straight-line method over the estimated useful lives of the intangible assets as follows:

Weighted Average
Intangible Asset Type	Estimated Useful Life	Amortization Period
Non-compete agreements	2 to 15 years	9.4 years
Customer relationships and other	10 to 20 years	11.4 years
Patents	10 years	10 years
Technology	10 to 12 years	11.8 years
Tradename (amortizable)	5 to 25 years	10.5 years
Software	3 to 4 years	3 years

Amortization expense of intangibles totaled $22.7 million, $23.5 million and $21.3 million in 2025, 2024 and 2023, respectively, and is recorded in Selling, general, and administrative expenses. The estimated amortization expense for intangibles for each of the five succeeding fiscal years is as follows (in thousands):

2026	$21,101
2027	19,324
2028	18,654
2029	17,532
2030	15,067
Thereafter	41,938
Total	$133,616

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

Outstanding letters of credit extended on our behalf on December 27, 2025 and December 28, 2024 aggregated $40.4 million and $39.7 million, respectively. These letters of credit as of December 27, 2025 are comprised of $39.2 million issued under the revolving credit facility, including approximately $3.3 million related to industrial development revenue bonds, and $1.2 million issued outside of the facility. We had no amount outstanding on the revolver at December 27, 2025, and December 28, 2024. After considering letters of credit, we had $710.8 million and $712.7 million in remaining availability on the revolver on December 27, 2025, and December 28, 2024, respectively. Letters of credit have one-year terms, include an automatic renewal clause, and are charged an annual interest rate of 112.5 to 122.5 basis points, based upon our financial performance.

Long-term debt obligations are summarized as follows on December 27, 2025 and December 28, 2024 (amounts in thousands):

	2025	2024
Series 2020 Senior Notes E, due on August 10, 2032, interest payable semi-annually at 3.04%	$50,000	$50,000
Series 2020 Senior Notes F, due on August 10, 2033, interest payable semi-annually at 3.08%	50,000	50,000
Series 2020 Senior Notes G, due on August 10, 2035, interest payable semi-annually at 3.15%	50,000	50,000
Series 2018 Senior Notes C, due on June 14, 2028, interest payable semi-annually at 4.20%	40,000	40,000
Series 2018 Senior Notes D, due on June 14, 2030, interest payable semi-annually at 4.27%	35,000	35,000
Series 1999 Industrial Development Revenue Bonds, due on August 1, 2029, interest payable monthly at a floating rate (2.65% on December 27, 2025 and 3.32% on December 28, 2024)	3,300	3,300
Finance leases and foreign affiliate debt	1,698	5,732
	229,998	234,032
Less current portion	(899)	(4,125)
Less debt issuance costs	(240)	(77)
Long-term portion	$228,859	$229,830

Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest coverage tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold among other industry standard covenants. We were within all of our lending requirements on December 27, 2025 and December 28, 2024.

On December 27, 2025, the principal maturities of long-term debt and finance lease obligations are as follows (in thousands):

2026	$800
2027	127
2028	40,199
2029	3,549
2030	35,090
Thereafter	149,993
Total	$229,758

On December 27, 2025, the estimated fair value of our long-term debt, including the current portion, was $210.1 million, which was $19.9 million less than the carrying value. The estimated fair value is based on rates anticipated to be available to us for debt with similar terms and maturities. We consider the valuations of our long-term debt, including the current portion, to be Level 2 liabilities which rely on quoted prices in markets that are not active or observable inputs over the full term of the liability.

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

We believe finance leases have no significant impact to our consolidated balance sheet and statement of earnings as of December 27, 2025.

As of December 27, 2025, we have no leases that have not yet commenced that would significantly impact our financial position.

There were no lease transactions between related parties as of December 27, 2025.

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

Lease costs under non-cancelable operating leases on December 27, 2025 and December 28, 2024 are as follows (in thousands):

	2025	2024
Operating lease cost	$39,197	$39,914
Short-term lease cost	7,144	8,461
Variable lease cost	6,852	6,373
Sublease income	(1,600)	(2,468)
Total lease cost	$51,593	$52,280

Rent expense was approximately $53.2 million, $54.7 million, and $49.7 million in 2025, 2024, and 2023, respectively.

The amounts paid for operating leases, included in the measurement of lease liabilities, were $34.4 million in the year ended December 27, 2025 and $35.2 million in the year ended December 28, 2024. In addition, right-of-use assets obtained in exchange for new operating lease liabilities were approximately $36.8 million and $45.6 million, respectively, for the years ended December 27, 2025 and December 28, 2024.

Future minimum payments under non-cancelable operating leases on December 27, 2025 are as follows (in thousands):

Operating
Leases
2026	$33,158
2027	24,742
2028	19,683
2029	13,661
2030	11,680
Thereafter	56,356
Total minimum lease payments	$159,280
Less present value discount	(32,198)
Total lease liability	$127,082

As of December 27, 2025 and December 28, 2024, the weighted average lease term for operating leases was 7.66 years and 6.91 years, respectively. Similarly, the weighted average discount rate for operating leases was 5.38% and 4.86%, respectively.

G.DEFERRED COMPENSATION

We have a program whereby certain executives irrevocably elected to defer receipt of certain compensation in 1985 through 1988. Deferred compensation payments to these executives commenced upon their retirement. We purchased life insurance on these executives, payable to us in amounts which, if assumptions made as to mortality experience, policy dividends, and other factors are realized, will accumulate cash values adequate to reimburse us for all payments for insurance and deferred compensation obligations. The investment in life insurance contracts as of December 27, 2025 and December 28, 2024, was $13.5 million and $12.8 million, respectively, and is recorded in Other assets on the Consolidated Balance Sheet.

We also maintain a non-qualified deferred compensation plan (the "Plan") for the benefit of senior management employees who may elect to defer a portion of their annual bonus payments and salaries. The Plan provides investment options similar to our 401(k) plan, including our stock. The investment in our stock is funded by the issuance of shares to a Rabbi trust, and may only be distributed in kind. For Plan participants who defer compensation into our stock, our Executive Stock Match Program provides that the Company will issue additional shares of our common stock to those participants at a rate of 35% of the amount deferred by the participant into our stock. The additional shares issued pursuant to the Executive Stock Match Program are subject to five year vesting. Assets held by the Plan totaled approximately $0.1 million on December 27, 2025 and December 28, 2024, respectively, and are included in Other assets. Related liabilities totaled $70.8 million and $67.0 million on December 27, 2025 and December 28, 2024, respectively, and are included in Other liabilities and Shareholders’ equity. Assets associated with the Plan are recorded at fair market value. The related liabilities are also recorded at fair market value, with the exception of obligations associated with investments in our stock which are recorded at the market value on the date of deferral.

In addition, see the description of our Director Compensation Plan in Note H “Common Stock” below.

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

We maintain and administer our shareholder approved Director Compensation Plan. The Director Compensation Plan allows eligible members of the Board of Directors to defer the cash portion of their retainer and committee fees, credited in the form of stock units, and receive shares of our stock at the time of or following their retirement, disability or death. The number of shares to be received is equal to the amount of the cash portion of their retainer and committee fees deferred multiplied by 110%, divided by the fair market value of a share of our stock at the time of deferral. The number of units is increased by the amount of dividends paid on our common stock. The units are immediately vested as of the grant date, since they are considered payment for services rendered quarterly. We recognized expense for this plan of $1.7 million in 2025, $2.0 million in 2024, and $1.9 million in 2023. This plan also allows directors to defer payment of the annual retainer paid in the form of our common stock. The number of shares to be received for their portion of the retainer that is deferred is equal to the amount of shares plus the number of shares attributable to cash dividends payable on those deferred shares.

We also maintain and administer our shareholder approved Long Term Stock Incentive Plan (the "LTSIP”). The LTSIP provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, sales incentive awards, and other stock-based awards.

Pursuant to our Executive Stock Match Program, awards are granted in the year following the requisite service period, which begins at the beginning of each fiscal year, and fully vest on the fifth anniversary of the grant date. Refer to Notes to Consolidated Financial Statements, Note G "Deferred Compensation" for additional information.

Below is a summary of common stock issuances for 2025 and 2024 (in thousands, except per share data):

	December 27, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	30	$97.72

Shares issued under the employee stock gift program	2	102.40
Shares issued under the director compensation plan	41	57.19
Shares issued under the LTSIP	180	106.65
Shares issued under the executive stock match program	60	109.84
Forfeitures	(60)
Total shares issued under stock grant programs	223	$100.16

Shares issued under the deferred compensation plan	114	$105.75

	December 28, 2024
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	28	$118.56

Shares issued under the employee stock gift program	2	120.58
Shares issued under the director retainer stock program	3	119.41
Shares issued under the LTSIP	352	113.49
Shares issued under the executive stock match program	64	111.35
Forfeitures	(41)
Total shares issued under stock grant programs	380	$113.20

Shares issued under the deferred compensation plan	104	$114.48

A summary of the nonvested restricted stock awards granted under the LTSIP is as follows:

				Weighted-
			Unrecognized	Average
		Weighted-	Compensation	Period to
	Restricted	Average Grant	Expense	Recognize
	Awards	Date Fair Value	(in millions)	Expense
Nonvested at December 31, 2022	2,138,255	$58.70	$51.4	3.74 years
Granted	830,346	86.11
Vested	(233,763)	40.50
Forfeited	(14,001)	63.54
Nonvested at December 30, 2023	2,720,837	$68.61	$76.9	3.68 years
Granted	370,830	113.12
Vested	(740,505)	47.33
Forfeited	(39,777)	88.20
Nonvested at December 28, 2024	2,311,385	$82.23	$75.4	3.26 years
Granted	239,371	107.45
Vested	(350,273)	52.34
Forfeited	(59,106)	92.77
Nonvested at December 27, 2025	2,141,377	$89.64	$58.3	2.85 years

Under the Employee Stock Purchase Plan and LTSIP, we recognized share-based compensation expense of $37.8 million, $38.2 million, and $34.9 million and the related total income tax benefits of $9.3 million, $8.5 million, and $8.2 million in 2025, 2024 and 2023, respectively.

For the year-ended December 27, 2025, an estimated $11.5 million of share-based bonus awards will be awarded under the LTSIP in 2026 to qualified employees based on the Company’s 2025 performance. Awards granted generally vest after a period of five years from the grant date. In addition to the share-based bonus awards, we also issue performance units that entitle certain employees to receive shares of our common stock to the extent the metrics in those performance units are achieved over a three year period. An estimated $0.5 million of  performance units will be awarded in 2026. The number of shares and performance units awarded will be determined using the share price as of the grant date on February 19, 2026. As of December 27, 2025 and December 28, 2024, we recognized approximately $2.0 million and $2.9 million, respectively, of compensation expense related to share-based bonus awards and performance units for each of those respective performance years.

We have a Sales Incentive Plan for certain eligible employees. Under this plan, sales incentives are determined and calculated using a formula-based approach and estimated monthly based on specific performance metrics. This Plan places a cap on cash payments with the remaining earned incentive being settled in share-based awards. These awards generally vest after a period of five years from the grant date. For the year-ended December 27, 2025, there were no shares issued in 2026 for the 2025 performance year. As of December 28, 2024, we recognized approximately $0.3 million of compensation expense related to share-based sales incentive awards for that performance year.

In 2025, 2024 and 2023, cash received from share issuances under our plans was $2.5 million, $2.8 million and $2.7 million, respectively.

During 2025, we repurchased 4,498,835 shares of our common stock at an average share price of $98.39. During 2024, we repurchased approximately 1,409,266 shares of our common stock at an average share price of $113.53. On July 24, 2024, and announced July 30, 2024, our board authorized the repurchase of up $200 million of outstanding stock through July 31, 2025. This share repurchase authorization was subsequently increased by the board on April 23, 2025, from $200 million to $300 million worth of outstanding stock. Effective July 23, 2025, our board authorized the repurchase of up to $300 million worth of shares of outstanding stock through July 31, 2026. This share authorization supersedes and replaces our prior share repurchase authorizations. As of December 27, 2025, we had remaining authorization to repurchase up to $126 million worth of shares through July 31, 2026.

I.RETIREMENT PLANS

We have a profit sharing and 401(k) plan for the benefit of substantially all of our employees, excluding the employees of certain wholly-owned subsidiaries. Amounts contributed to the plan are made at the discretion of the Board of Directors. We matched 25% of employee contributions in 2025, 2024, and 2023, on a discretionary basis, totaling $7.0 million, $7.7 million, and $8.8 million respectively. Included within the total employee matched contribution was an additional matched contribution for hourly employees of $1.8 million for 2023 based on meeting certain performance goals during those years. There was no additional matched contribution for hourly employees in 2025 and 2024. The basis for matching contributions may not exceed the lesser of 6% of the employee’s annual compensation or the IRS limitation.

We maintain an Executive Retirement Plan for certain officers of the Company (who have at least 20 years of service with the Company and at least 10 years of service as an officer) whereby we will pay, upon retirement, certain benefits including health care benefits, for a specified period of time if certain eligibility requirements are met. Approximately $17.0 million and $16.9 million are accrued in Other liabilities for this plan on December 27, 2025 and December 28, 2024, respectively.

J.INCOME TAXES

Income tax provisions for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 are summarized as follows (in thousands):

	2025	2024	2023
Currently Payable:
Federal	$27,236	$101,832	$123,257
State and local	9,057	21,751	28,580
Foreign	10,757	12,877	10,808
	47,050	136,460	162,645
Net Deferred:
Federal	43,320	(10,951)	(2,249)
State and local	8,468	(2,074)	(3,223)
Foreign	(2,589)	(2,013)	(389)
	49,199	(15,038)	(5,861)
Total income tax expense	$96,249	$121,422	$156,784

The components of earnings before income taxes consist of the following:

	2025	2024	2023
U.S.	$366,193	$496,245	$633,816
Foreign	26,048	43,910	37,425
Total	$392,241	$540,155	$671,241

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$82,370	21.0%	$113,433	21.0%	$140,961	21.0%
State and local incomes taxes, net of federal income tax effects	13,845	3.5	15,545	2.9	20,032	3.0
Foreign tax effects	1,692	0.4	1,618	0.3	1,361	0.2
Effect of cross-border tax laws	(190)	—	572	0.1	193	—
Tax credits	(3,128)	(0.8)	(5,386)	(1.0)	(5,873)	(0.9)
Valuation allowances	391	0.1	(547)	(0.1)	1,336	0.2
Nontaxable or nondeductible items:
Share-based payment awards	(8,969)	(2.3)	(13,452)	(2.5)	(5,533)	(0.8)
162(m) - nondeductible officer compensation	7,009	1.8	8,319	1.5	4,140	0.6
Other	1,924	0.5	(255)	—	(1,861)	(0.3)
Changes in unrecognized tax benefits	572	0.1	878	0.2	1,560	0.2
Other adjustments	733	0.2	697	0.1	468	0.2
Effective income tax rate	$96,249	24.5%	$121,422	22.5%	$156,784	23.4%

We assessed foreign tax effects on an individual jurisdiction basis, as required by ASU 2023-09. No foreign jurisdiction, either individually or in aggregate, exceeded the threshold for separate disclosure. As a result, foreign tax effects are presented as a single aggregated reconciling item in the effective tax rate reconciliation.

The following states make up the majority of our state and local income tax expense:

2025
Florida	$1,952
Georgia	1,636
Pennsylvania	1,321
Texas	1,318
California	1,266
Total	$7,493
All other states	6,352
State and local incomes taxes, net of federal income tax effects	$13,845

Temporary differences which give rise to deferred income tax assets and (liabilities) on December 27, 2025 and December 28, 2024 are as follows (in thousands):

	2025	2024
Employee benefits	$52,057	$49,666
Lease liability	32,033	31,100
Net operating loss carryforwards	9,903	6,550
Foreign subsidiary capital loss carryforward	510	428
Other tax credits	434	—
Inventory	2,444	3,047
Reserves on receivables	2,305	2,025
Accrued expenses	3,752	3,762
Capitalized research and development costs	201	35,548
Other, net	276	—
Gross deferred income tax assets	103,915	132,126
Valuation allowance	(4,101)	(3,428)
Deferred income tax assets	99,814	128,698
Depreciation	(103,982)	(84,924)
Intangibles	(40,614)	(39,525)
Right of use assets	(30,398)	(29,894)
Other, net	—	(336)
Deferred income tax liabilities	(174,994)	(154,679)
Net deferred income tax liability	$(75,180)	$(25,981)

Income taxes paid (net of refunds received) during the year ended December 27, 2025 and December 28, 2024 were as follows (in thousands):

	2025	2024
Federal	$47,000	$97,000
State and local	12,633	25,737
Foreign	8,133	12,514
Total	$67,766	$135,251

All state, local, and foreign jurisdictions individually represented less than 5% of total income taxes paid, net of refunds, and are included in the aggregated amounts above.

As of December 27, 2025, we had federal, state and foreign net operating loss (NOL) carryforwards of $9.9 million. The NOL carryforwards expire as follows:

	Net Operating Losses
	U.S.	State	Foreign
2026 - 2030	$—	$—	$218
2031 - 2035	—	502	7,166
2036 - 2040	—	499	—
2041 - 2045	—	932	—
Thereafter	—	—	585
Total	$—	$1,933	$7,969

As of December 27, 2025, we believe that it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3.6 million against the various NOLs. Furthermore, there is a valuation allowance of $0.5 million against a capital loss carryforward we have for a wholly-owned subsidiary, UFP Canada, Inc. Based upon the business activity and the nature of the assets of this subsidiary, our ability to realize a future benefit from this carryforward is doubtful. The capital loss has an unlimited carryforward and therefore will not expire unless there is a change in control of the subsidiary.

The Organization of Economic Cooperation and Development (“OECD”) reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. We continue to analyze the impacts of these legislative changes to our effective tax rate, consolidated financial statements, and related disclosures. As of December 27, 2025, we do not expect the impact of Pillar Two legislation to have a material impact on our tax expense.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Gross unrecognized tax benefits beginning of year	$5,507	$4,771	$3,217
(Decrease) Increase in tax positions for prior years	(393)	469	943
Increase in tax positions for current year	1,243	947	1,286
Lapse in statute of limitations	(703)	(680)	(675)
Gross unrecognized tax benefits end of year	$5,654	$5,507	$4,771

Our effective tax rate would have been affected by the unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

We recognized interest and penalties for unrecognized tax benefits in our provision for income taxes. The liability for unrecognized tax benefits included accrued interest and penalties of $0.5 million for the year December 27, 2025, $0.6 million for the year December 28, 2024, and $0.4 million for the year December 30, 2023.

L.COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

On December 27, 2025, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On December 27, 2025, we had outstanding purchase commitments on commenced capital projects of approximately $135.4 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of December 27, 2025, we had approximately $23.7 million in outstanding payment and performance bonds for open projects. We had approximately $6.0 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On December 27, 2025, we had outstanding letters of credit totaling $40.4 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of December 27, 2025, we have irrevocable letters of credit outstanding totaling approximately $37.1 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during 2025 which would require us to recognize a liability on our balance sheet.

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

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of UFP Retail Solutions, UFP Packaging and UFP Construction and align with the end markets we serve. This segment structure allows for a specialized and focused sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment. Two customers, The Home Depot and Lowes, accounted for approximately 17% and 11%, respectively, of our total net sales in fiscal 2025, 17% and 11%, respectively, of our total net sales in fiscal 2024 and 17% and 12%, respectively, in 2023.

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

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate column include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., and UFP Purchasing, Inc. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments.

The following tables are presented in thousands:

	2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$2,433,556	$1,603,723	$2,003,785	$271,550	$7,729	$6,320,343
Intersegment net sales	261,156	98,156	89,131	334,152	(782,595)	—
Cost of goods sold	2,087,657	1,338,247	1,645,998	212,499	(24,208)	5,260,193
Gross profit	345,899	265,476	357,787	59,051	31,937	1,060,150
Selling, general, administrative expenses	218,262	180,619	237,949	37,858	16,320	691,008
Net loss (gain) on disposition and impairment of assets	11,139	(2,887)	259	3,167	(8,550)	3,128
Other losses (gains), net	1,398	—	265	691	(241)	2,113
Earnings from operations	115,100	87,744	119,314	17,335	24,408	363,901
Interest expense	124	12	—	(906)	11,687	10,917
Interest and investment income	(427)	(3)	(11)	(7,252)	(30,855)	(38,548)
Equity in earnings of investee	—	(687)	—	(22)	—	(709)
Interest and other	(303)	(678)	(11)	(8,180)	(19,168)	(28,340)
Earnings before income taxes	115,403	88,422	119,325	25,515	43,576	392,241
Income taxes	28,724	22,008	29,699	4,973	10,845	96,249
Net earnings	$86,679	$66,414	$89,626	$20,542	$32,731	$295,992
Other significant items:
Amortization expense	$3,630	8,562	2,909	5,980	1,610	$22,691
Depreciation expense	30,438	36,706	25,863	4,165	41,188	138,360
Segment assets	867,700	773,495	614,966	330,938	1,435,794	4,022,893
Capital expenditures	128,824	73,426	30,243	3,094	33,790	269,377

	2024
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$2,597,994	$1,636,563	$2,113,844	$298,190	$5,718	$6,652,309
Intersegment net sales	245,628	92,801	76,401	297,512	(712,342)	—
Cost of goods sold	2,209,195	1,335,304	1,675,346	240,518	(34,796)	5,425,567
Gross profit	388,799	301,259	438,498	57,672	40,514	1,226,742
Selling, general, administrative expenses	209,592	191,757	262,517	39,940	31,240	735,046
Net loss (gain) on disposition and impairment of assets	3,067	6,545	673	28	(4,156)	6,157
Other (gains) losses, net	(2,964)	—	(376)	(3,572)	209	(6,703)
Earnings from operations	179,104	102,957	175,684	21,276	13,221	492,242
Interest expense	116	14	50	(3,242)	15,771	12,709
Interest and investment income	(673)	(26)	(33)	(6,114)	(53,687)	(60,533)
Equity in earnings of investee	—	(89)	—	—	—	(89)
Interest and other	(557)	(101)	17	(9,356)	(37,916)	(47,913)
Earnings before income taxes	179,661	103,058	175,667	30,632	51,137	540,155
Income taxes	40,534	23,023	39,488	5,793	12,584	121,422
Net earnings	$139,127	$80,035	$136,179	$24,839	$38,553	$418,733
Other significant items:
Amortization expense	$3,992	$8,840	$2,810	$6,124	$1,755	$23,521
Depreciation expense	28,877	34,603	23,124	3,338	34,699	124,641
Segment assets	816,256	799,311	621,370	342,529	1,571,472	4,150,938
Capital expenditures	79,909	57,436	64,743	2,716	27,470	232,274

	2023
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$2,956,007	$1,838,200	$2,161,059	$259,392	$3,726	$7,218,384
Intersegment net sales	565,325	83,549	96,729	268,210	(1,013,813)	—
Cost of goods sold	2,566,572	1,422,940	1,637,329	182,047	(9,442)	5,799,446
Gross profit	389,435	415,260	523,730	77,345	13,168	1,418,938
Selling, general, administrative expenses	213,288	219,323	279,107	51,548	3,367	766,633
Net loss (gain) on disposition and impairment of assets	800	8	9	(166)	(911)	(260)
Other losses, net	3,180	—	1,268	1,425	158	6,031
Earnings from operations	172,167	195,929	243,346	24,538	10,554	646,534
Interest expense	111	7	—	(3,020)	15,744	12,842
Interest and investment income	(168)	(6)	(10)	(5,747)	(33,985)	(39,916)
Equity in loss of investee	—	2,367	—	—	—	2,367
Interest and other	(57)	2,368	(10)	(8,767)	(18,241)	(24,707)
Earnings before income taxes	172,224	193,561	243,356	33,305	28,795	671,241
Income taxes	40,304	45,292	56,753	7,723	6,712	156,784
Net earnings	$131,920	$148,269	$186,603	$25,582	$22,083	$514,457
Other significant items:
Amortization expense	$4,566	$8,849	$2,904	$3,488	$1,520	$21,327
Depreciation expense	25,483	32,996	19,546	2,454	30,084	110,563
Segment assets	828,798	798,623	621,762	316,481	1,452,133	4,017,797
Capital expenditures	52,756	52,694	56,793	1,432	16,707	180,382

Information regarding principal geographic areas was as follows (in thousands):

	2025		2024		2023
		Long-Lived		Long-Lived		Long-Lived
		Tangible		Tangible		Tangible
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$6,037,902	$1,004,281	$6,359,540	$906,549	$6,935,431	$779,748
Foreign	282,441	206,523	292,769	197,324	282,953	188,042
Total	$6,320,343	$1,210,804	$6,652,309	$1,103,873	$7,218,384	$967,790

The following table presents, for the periods indicated, our disaggregated net sales (in thousands) by business unit for each segment.

	2025	2024	2023
Retail
ProWood	$2,028,949	$2,154,398	$2,495,493
Deckorators	299,931	297,217	309,419
UFP Edge	104,676	146,379	151,095
Total Retail	$2,433,556	$2,597,994	$2,956,007

Packaging
Structural Packaging	$999,344	$1,045,149	$1,225,204
PalletOne	521,949	517,906	530,642
Protective Packaging	82,430	73,508	82,354
Total Packaging	$1,603,723	$1,636,563	$1,838,200

Construction
Factory Built	$838,177	$815,577	$718,773
Site-Built	713,759	875,087	977,129
Commercial	265,657	248,777	265,079
Concrete Forming	186,192	174,403	200,078
Total Construction	$2,003,785	$2,113,844	$2,161,059

All Other	$271,550	$298,190	$259,392

Corporate	$7,729	$5,718	$3,726

Total Net Sales	$6,320,343	$6,652,309	$7,218,384

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total net sales by segment.

	2025	2024	2023
Value-Added
Retail	51.8%	52.8%	51.1%
Packaging	75.4%	75.5%	76.9%
Construction	81.0%	80.5%	83.2%
All Other	76.1%	76.6%	80.0%
Corporate	80.5%	61.6%	27.5%
Total	68.0%	68.1%	68.1%

Commodity-Based
Retail	48.2%	47.2%	48.9%
Packaging	24.6%	24.5%	23.1%
Construction	19.0%	19.5%	16.8%
All Other	23.9%	23.4%	20.0%
Corporate	19.5%	38.4%	72.5%
Total	32.0%	31.9%	31.9%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

N.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters, consisting of 52 weeks during the years ended December 27, 2025 and December 28, 2024 (in thousands, except per share data):

	First		Second		Third		Fourth
	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$1,595,519	$1,638,966	$1,835,374	$1,901,959	$1,559,627	$1,649,383	$1,329,823	$1,462,001
Gross profit	268,196	326,078	312,734	362,743	262,681	298,412	216,539	239,509
Net earnings	79,423	121,099	100,871	126,232	75,542	101,619	40,156	69,783
Net earnings attributable to controlling interest	78,753	120,791	100,734	125,930	75,346	99,800	39,959	68,039
Basic earnings per share	1.30	1.96	1.70	2.05	1.29	1.64	0.70	1.12
Diluted earnings per share	1.30	1.96	1.70	2.05	1.29	1.64	0.70	1.12

O.SUBSEQUENT EVENTS

No subsequent events were identified as of February 25, 2026.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2025. Based on this assessment, our internal control over financial reporting was effective as of December 27, 2025.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 27, 2025. Deloitte & Touche LLP's opinion, as stated in their report which appears on page 38 of this Form 10-K, is consistent with management's report on internal control over financial reporting as set forth above.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 27, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and various corporate governance matters is incorporated by reference from our definitive Proxy Statement for the year ended December 27, 2025 for the 2026 Annual Meeting of Shareholders, to be filed with the SEC (“2026 Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance and Board Matters,” and “Delinquent Section 16(a) Reports.” Information relating to executive officers is included in this report in the last Section of Part I under the caption “Additional Item: Executive Officers of the Registrant.” Information relating to our code of ethics is included in this report in Part I, Item 1 under the caption “Available Information”.

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS	SECTION 16 OFFICERS

Matthew J. Missad Executive Chairman of the Board UFP Industries, Inc.	William D. Schwartz, Jr. President and Chief Executive Officer

William D. Schwartz, Jr. President and Chief Executive Officer UFP Industries, Inc.	Matthew J. Missad Executive Chairman of the Board

Thomas W. Rhodes President and Chief Executive Officer TWR Enterprises, Inc.	Michael R. Cole Chief Financial Officer, Treasurer and President of Corporate Services

Mary Tuuk Kuras Director UFP Industries, Inc.	Patrick M. Benton President UFP Construction, LLC

Brian C. Walker Former Partner-Strategic Leadership Huron Capital	Scott A. Worthington President UFP Packaging, LLC

Michael G. Wooldridge Counsel and Former Partner Varnum, LLP	Landon C. Tarvin President UFP Retail Solutions, LLC

Joan A. Budden Former President and Chief Executive Officer Priority Health	R. Paul Guerre Corporate Secretary and Director of Corporate Compliance

Benjamin J. McLean Chief Executive Officer Ruan Transportation Management Systems, Inc.

Item 11. Executive Compensation.

Information relating to director and executive compensation is incorporated by reference from the 2026 Proxy Statement under the caption “Executive Compensation.” The “Personnel and Compensation Committee Report” included in the 2026 Proxy Statement is incorporated by reference for the purpose of being furnished herein and is not and shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference from our 2026 Proxy Statement under the captions “Voting Securities and Record Date” and “Securities Ownership of Management and Directors.”

Information relating to securities authorized for issuance under equity compensation plans as of December 27, 2025, is as follows:

Number of shares
remaining
	Number of	Weighted	available for
	shares to be	average	future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans [excluding
	options, warrants,	options, warrants,	shares reflected in
	and rights (a) (1)	and rights	column (a)] (2)
Equity compensation plans approved by security holders	213,248	$—	1,521,041
Equity compensation plans not approved by security holders	—	—	6,620
(1)	The number of shares to be issued upon exercise of outstanding options, warrants, or similar rights, as of December 27, 2025, is as follows: 43,382 performance units under our Long Term Stock Incentive Plan and 169,866 stock units under our Director Compensation Plan.
(2)	The number of shares remaining available for future issuance under equity compensation plans, excluding outstanding options, warrants, or similar rights, as of December 27, 2025, is as follows: 71,174 shares for our Employee Stock Purchase Plan, 148,200 shares for our Director Compensation Plan, 1,301,667 shares under our Long-Term Stock Incentive Plan, and 6,620 shares for our Employee Stock Gift Program.

See Note H “Common Stock” to our consolidated financial statements for the fiscal year ended December 27, 2025 in Item 8 above for information regarding these plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is incorporated by reference from the 2026 Proxy Statement under the captions “Election of Directors”, “Affirmative Determination Regarding Director Independence and Other Matters” and “Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

Information relating to the types of services rendered by our Independent Registered Public Accounting Firm and the fees paid for these services is incorporated by reference from our 2026 Proxy Statement under the caption “Independent Registered Public Accounting Firm — Disclosure of Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. The following are included within Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

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

3.    Exhibits. Reference is made to the Exhibit Index which is included in this Form 10-K Report.

(b)	Reference is made to the Exhibit Index which is included in this Form 10-K Report.
(c)	Not applicable

EXHIBIT INDEX

Exhibit #	Description

3	Articles of Incorporation and Bylaws.

	(a)	Restated Articles of Incorporation, as amended through April 24, 2024 (incorporated by reference to Exhibit 3(a) of the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2024).

	(b)	Amended Bylaws (incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

4	Instruments Defining the Rights of Security Holders.

	(a)	Description of Registrant’s Securities.

10	Material Contracts.

	(a)	Credit Agreement dated November 1, 2018 (incorporated by reference to Exhibit 10(i)(2) of the Registrant's Current Report on Form 8-K filed November 2, 2018).

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

	*(c)	UFP Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2025 (as amended as of October 23, 2025).

	*(d)	UFP Industries, Inc. Executive Stock Match Program – Second Amended and Restated, Effective January 1, 2023 (as amended as of December 6, 2024, as of January 1, 2025, and as of October 23, 2025).

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

	*(i)	UFP Industries, Inc. Executive Retirement Plan - 2024 Restatement (incorporated by reference to Exhibit 10(i) of the Registrant’s Annual Report on Form 10-K filed February 26, 2025).

19	UFP Industries, Inc. Stock Trading Policy (incorporated by reference to Exhibit 19 of the Registrant’s Annual Report on Form 10-K filed February 26, 2025).

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney (included on page 81).

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

97	UFP Industries, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K filed February 28, 2024).

101	Interactive Data File in iXBRL (Inline eXtensible Business Reporting Language).

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

Dated: February 25, 2026	UFP INDUSTRIES, INC.

	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February, 2026, by the following persons on behalf of us and in the capacities indicated.

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

/s/ Joan A. Budden	/s/ Thomas W. Rhodes
Joan A. Budden, Director	Thomas W. Rhodes, Director

/s/ Benjamin J. McLean	/s/ Brian C. Walker
Benjamin J. McLean, Director	Brian C. Walker, Director

/s/ Matthew J. Missad	/s/ William D. Schwartz, Jr.
Matthew J. Missad, Executive Chairman and Director	William D. Schwartz, Jr., Director

/s/ Mary Tuuk Kuras	/s/ Michael G. Wooldridge
Mary Tuuk Kuras, Director	Michael G. Wooldridge, Director

SHAREHOLDER INFORMATION

ANNUAL MEETING

The 2026 Annual Shareholders Meeting of UFP Industries, Inc. will be held at 8:30 a.m. on April 22, 2026, at 3310 Eagle Park Drive NE, Grand Rapids, MI 49525.

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

Deloitte & Touche LLP

Grand Rapids, MI

TRANSFER AGENT/SHAREHOLDER INQUIRIES

Equiniti Trust Company, LLC serves as the transfer agent for the Company. Inquiries relating to stock transfers, changes of ownership, lost or stolen stock certificates, changes of address, and dividend payments should be addressed to:

Equiniti Trust Company, LLC

28 Liberty Street, 53rd Floor

New York, NY 10005

Telephone:  (800) 468-9716

UFP INDUSTRIES, INC., CORPORATE HEADQUARTERS

2801 East Beltline NE

Grand Rapids, MI 49525

Telephone:  (616) 364-6161

Facsimile:  (616) 364-5558