Form 10-Q
period 2026-03-28
UFP INDUSTRIES INC
filed 2026-05-06
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2026
Common stock, $1 par value	56,480,230

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of United States dollars, except share data)	March 28,	December 27,	March 29,
	2026	2025	2025
Assets
Current assets
Cash and cash equivalents	$714,453	$914,199	$903,562
Restricted cash	13,952	10,872	1,061
Investments	40,104	34,374	30,725
Accounts receivable, net	647,770	475,959	712,990
Inventories:
Raw materials	374,690	380,206	388,413
Finished goods	392,441	341,814	366,500
Total inventories	767,131	722,020	754,913
Income taxes receivable	19,570	38,373	1,819
Assets held for sale	2,516	6,340	—
Other current assets	64,244	66,515	59,321
Total current assets	2,269,740	2,268,652	2,464,391
Deferred income taxes	9,924	8,025	4,796
Restricted investments	51,303	50,540	42,038
Right of use assets	117,809	115,790	116,457
Other assets	98,696	102,433	103,658
Goodwill	343,843	343,921	340,255
Indefinite-lived intangible assets	7,350	7,336	7,307
Other intangible assets, net	127,582	133,616	148,359
Property, plant and equipment:
Property, plant and equipment	1,976,998	1,936,470	1,810,735
Less accumulated depreciation and amortization	(971,431)	(943,890)	(887,710)
Property, plant and equipment, net	1,005,567	992,580	923,025
Total assets	$4,031,814	$4,022,893	$4,150,286
Liabilities, temporary equity and shareholders’ equity
Current liabilities
Accounts payable	$255,982	$205,932	$277,690
Accrued compensation and benefits	123,391	188,354	123,587
Other accrued liabilities	75,906	71,039	63,113
Current portion of lease liability	27,616	27,997	28,051
Current portion of long-term debt	6,027	899	4,085
Total current liabilities	488,922	494,221	496,526
Long-term debt and finance lease obligations	228,310	228,859	229,936
Lease liability	100,970	99,085	96,218
Deferred income taxes	83,396	83,205	30,682
Other liabilities	29,040	28,816	32,588
Total liabilities	930,638	934,186	885,950
Temporary Equity
Redeemable noncontrolling interest	485	4,463	5,280
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	—	—	—
Common stock, $1 par value; shares authorized 240,000,000; issued and outstanding, 56,480,230, 56,591,900 and 60,394,887	56,480	56,592	60,395
Additional paid-in capital	461,153	444,828	416,562
Retained earnings	2,561,230	2,559,375	2,772,821
Accumulated other comprehensive income (loss)	726	1,564	(12,097)
Total controlling interest shareholders’ equity	3,079,589	3,062,359	3,237,681
Noncontrolling interest	21,102	21,885	21,375
Total shareholders’ equity	3,100,691	3,084,244	3,259,056
Total liabilities, temporary equity and shareholders’ equity	$4,031,814	$4,022,893	$4,150,286

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands of United States dollars, except per share data)	Three Months Ended
	March 28,	March 29,
	2026	2025
Net sales	$1,461,267	$1,595,519
Cost of sales	1,225,378	1,327,323
Gross profit	235,889	268,196

Operating expenses
Selling, general and administrative expenses	172,883	176,254
Net gain on disposition and impairments of assets	(1,652)	(76)
Other losses (gains), net	577	(234)
Total operating expenses	171,808	175,944

Earnings from operations	64,081	92,252

Interest and other
Interest expense	2,623	2,669
Interest and investment income	(5,433)	(11,117)
Equity in (earnings) loss of investee	(53)	19
Total interest and other	(2,863)	(8,429)

Earnings before income taxes	66,944	100,681
Income taxes	15,847	21,258
Net earnings	51,097	79,423
Less net earnings attributable to noncontrolling interest	(323)	(670)
Net earnings attributable to controlling interest	$50,774	$78,753

Earnings per share - basic	$0.90	$1.30
Earnings per share - diluted	$0.89	$1.30

Other comprehensive income:
Net earnings	51,097	79,423
Other comprehensive (loss) income	(903)	3,181
Comprehensive income	50,194	82,604
Less comprehensive income attributable to noncontrolling interest	(258)	(637)
Comprehensive income attributable to controlling interest	$49,936	$81,967

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Loss	Interest (NCI)	Total	Equity
Balance on December 27, 2025	$56,592	$444,828	$2,559,375	$1,564	$21,885	$3,084,244	$4,463
Net earnings			50,774		305	51,079	18
Foreign currency translation adjustment				(1,220)	(6)	(1,226)	(59)
Unrealized gain on debt securities				382		382
Distributions to NCI					(1,082)	(1,082)
Purchase of remaining NCI of subsidiary						—	(3,937)
Other		(167)				(167)
Cash dividends - $0.36 per share - quarterly			(20,456)			(20,456)
Issuance of 7,575 shares under employee stock purchase plan	8	570				578
Issuance of 144,425 shares under stock grant programs	144	1,896	38			2,078
Issuance of 70,871 shares under deferred compensation plans	71	(71)				—
Repurchase of 334,541 shares	(335)	(1,193)	(28,501)			(30,029)
Expense associated with share-based compensation arrangements		8,409				8,409
Accrued expense under deferred compensation plans		6,881				6,881
Balance on March 28, 2026	$56,480	$461,153	$2,561,230	$726	$21,102	$3,100,691	$485

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings (Loss)	Interest (NCI)	Total	Equity
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			78,753		853	79,606	(183)
Foreign currency translation adjustment				2,744	(31)	2,713	(2)
Unrealized gain on debt securities				470		470
Other		(355)				(355)	99
Cash dividends - $0.35 per share - quarterly			(21,322)			(21,322)
Issuance of 7,197 shares under employee stock purchase plan	7	643				650
Issuance of 232,101 shares under stock grant programs	232	3,055	101			3,388
Issuance of 80,341 shares under deferred compensation plans	81	(81)				—
Repurchase of 649,060 shares	(649)	(9,460)	(59,991)			(70,100)
Expense associated with share-based compensation arrangements		11,493				11,493
Accrued expense under deferred compensation plans		7,888				7,888
Balance on March 29, 2025	$60,395	$416,562	$2,772,821	$(12,097)	$21,375	$3,259,056	$5,280

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of United States dollars)	Three Months Ended
	March 28,	March 29,
	2026	2025
Cash flows used in operating activities:
Net earnings	$51,097	$79,423
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	35,085	32,941
Amortization of intangibles	5,370	5,817
Expense associated with share-based and grant compensation arrangements	8,472	11,561
Deferred income taxes	(1,822)	(17)
Unrealized (gain) loss on investments and other	(921)	672
Impairment of investments	4,000	—
Equity in (earnings) loss of investee	(53)	19
Net gain on sale, disposition and impairment of assets	(1,652)	(76)
Gain from reduction of estimated earnout liability	—	(344)
Changes in:
Accounts receivable	(172,087)	(211,709)
Inventories	(45,312)	(33,830)
Accounts payable and cash overdraft	45,358	52,902
Accrued liabilities and other	(31,154)	(46,166)
Net cash used in operating activities	(103,619)	(108,807)
Cash flows used in investing activities:
Capital expenditures	(48,265)	(67,268)
Proceeds from sale of property, plant and equipment	6,110	758
Acquisitions and purchases of noncontrolling interest, net of cash received	—	(3,735)
Purchases of investments	(7,836)	(7,191)
Proceeds from sale of investments	2,470	2,304
Other	(307)	(418)
Net cash used in investing activities	(47,828)	(75,550)
Cash flows used in financing activities:
Borrowings under revolving credit facilities	10,968	4,798
Repayments under revolving credit facilities	(6,175)	(4,752)
Contingent consideration payments and other	(83)	(221)
Proceeds from issuance of common stock	577	650
Dividends paid to shareholders	(20,456)	(21,322)
Distributions to noncontrolling interest	(1,082)	—
Purchase of remaining noncontrolling interest of subsidiary	(3,937)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(1,205)	(9,547)
Repurchase of common stock	(23,993)	(60,553)
Other	26	21
Net cash used in financing activities	(45,360)	(90,926)
Effect of exchange rate changes on cash	141	312
Net change in cash and cash equivalents	(196,666)	(274,971)
Cash, cash equivalents, and restricted cash, beginning of period	925,071	1,179,594
Cash, cash equivalents, and restricted cash, end of period	$728,405	$904,623

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents, beginning of period	$914,199	$1,171,828
Restricted cash, beginning of period	10,872	7,766
Cash, cash equivalents, and restricted cash, beginning of period	$925,071	$1,179,594
Cash and cash equivalents, end of period	$714,453	$903,562
Restricted cash, end of period	13,952	1,061
Cash, cash equivalents, and restricted cash, end of period	$728,405	$904,623

Supplemental information:
Interest paid	$3,002	$3,038
Income taxes (refunded) paid	(1,176)	2,496
Non-cash investing activities:
Capital expenditures included in accounts payable	$1,695	$1,770
Non-cash financing activities:
Common stock issued under deferred compensation plans	$7,731	$8,823

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

NOTES TO UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Presentation Currency

The accompanying unaudited interim condensed consolidated financial statements are presented in United States dollars (“US dollars” or “USD”), unless otherwise indicated.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) include our accounts and those of our wholly-owned and majority-owned subsidiaries and partnerships, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which were both first exercisable in June 2025 and expire in June 2030. As of March 28, 2026, the carrying value of our investment in Dempsey is $52.0 million which is recorded in Other Assets on our condensed consolidated balance sheets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 27, 2025.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the March 29, 2025 balances in the accompanying unaudited condensed consolidated balance sheets.

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

During the first quarter of 2026, machinery and equipment within our Retail segment met the criteria as held for sale, and therefore we have classified the related assets as held for sale on the condensed consolidated balance sheet. The fair value measurements for the assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals. The assets had a carrying value of $2.5 million as of March 28, 2026, with $3.3 million of impairment charges recorded in fiscal 2025. No additional impairment charges were recorded during the first quarter of 2026. We have recognized $1.3 million of gains on the sale of real estate that were previously classified as assets held for sale during the year. The gains were included in net gain on disposition and impairments of assets on the consolidated statements of earnings and comprehensive income.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	March 28, 2026				December 27, 2025
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$76,143	$32,983	$—	$109,126	$182,051	$26,450	$—	$208,501
Fixed income funds	5,361	49,823	—	55,184	5,365	44,227	—	49,592
Treasury securities	346	—	—	346	345	—	—	345
Equity securities	19,350	—	24,734	44,084	18,492	—	28,000	46,492
Alternative investments	—	—	4,280	4,280	—	—	4,186	4,186
Mutual funds:
Domestic stock funds	10,138	—	—	10,138	10,436	—	—	10,436
International stock funds	836	—	—	836	816	—	—	816
Target funds	11	—	—	11	11	—	—	11
Bond funds	6	—	—	6	6	—	—	6
Alternative funds	501	—	—	501	490	—	—	490
Total mutual funds	11,492	—	—	11,492	11,759	—	—	11,759
Total	$112,692	$82,806	$29,014	$224,512	$218,012	$70,677	$32,186	$320,875

From the assets measured at fair value as of March 28, 2026, listed in the table above, $108.3 million of money market funds are held in Cash and cash equivalents, $35.0 million of mutual funds, equity securities, and alternative investments are held in Investments, $24.7 million of equity securities are held in Other assets, $0.2 million of mutual funds are held in Other assets for our deferred compensation plan, and $55.5 million of fixed income funds and $0.8 million of money market funds are held in Restricted investments. As of December 27, 2025, $207.9 million of money market funds were held in Cash and cash equivalents, $34.3 million of mutual funds, equity securities, and alternative investments were held in Investments, $28.0 million of equity securities were held in Other assets, $0.2 million of mutual funds were held in Other assets for our deferred compensation plan, and $49.9 million of fixed income funds and $0.6 million of money market funds were held in Restricted investments.

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

We have $24.7 and $28.0 million of investments through our Innov8 Fund as of March 28, 2026 and December 27, 2025, respectively, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.” We evaluate these investments quarterly, including a qualitative assessment for indicators of impairment in accordance with ASC 321-10-35-3. During the first quarter of 2026, we concluded that one investment was fully impaired, resulting in a $4.0 million loss.

UFP INDUSTRIES, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $90.5 million and $84.3 million as of March 28, 2026 and December 27, 2025, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	March 28, 2026			December 27, 2025
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Fixed income	$54,527	$617	$55,144	$49,342	$209	$49,551
Treasury securities	346	—	346	345	—	345
Equity	14,409	4,941	19,350	14,028	4,464	18,492
Mutual funds	8,545	2,883	11,428	8,545	3,152	11,697
Alternative investments	3,465	815	4,280	3,436	750	4,186
Total	$81,292	$9,256	$90,548	$75,696	$8,575	$84,271

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $9.3 million and $8.6 million as of March 28, 2026 and December 27, 2025, respectively. Carrying amounts above are recorded in the Investments and Restricted investments line items within the balance sheet as of March 28, 2026 and December 27, 2025.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025	% Change
Point in Time Revenue	$1,427,167	$1,549,304	(7.9)%
Over Time Revenue	34,100	46,215	(26.2)%
Total Net Sales	1,461,267	1,595,519	(8.4)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the account balances associated with over time revenue which are included in Other current assets and Other accrued liabilities, respectively (in thousands):

	March 28,	December 27,	March 29,
	2026	2025	2025
Cost and Earnings in Excess of Billings	$6,866	$4,979	$8,242
Billings in Excess of Cost and Earnings	5,556	3,961	4,488

UFP INDUSTRIES, INC.

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Numerator:
Net earnings attributable to controlling interest	$50,774	$78,753
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(1,989)	(2,975)
Net earnings for calculating EPS	$48,785	$75,778
Denominator:
Weighted average shares outstanding	56,836	60,900
Adjustment for non-vested restricted common stock equivalents	(2,379)	(2,523)
Shares for calculating basic EPS	54,457	58,377
Effect of dilutive restricted common stock equivalents	72	83
Shares for calculating diluted EPS	54,529	58,460
Net earnings per share:
Basic	$0.90	$1.30
Diluted	$0.89	$1.30

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

On March 28, 2026, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

On March 28, 2026, we had outstanding purchase commitments on commenced capital projects of approximately $108 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of March 28, 2026, we had approximately $54.2 million in outstanding payment and performance bonds for open projects. We had approximately $6.0 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On March 28, 2026, we had outstanding letters of credit totaling $40.6 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

UFP INDUSTRIES, INC.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of March 28, 2026, we have irrevocable letters of credit outstanding totaling approximately $37.1 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the first quarter of 2026 which would require us to recognize a liability on our balance sheet.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions during the first three months of 2026 and during fiscal 2025, which were accounted for using the purchase method (in thousands):

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

The estimated fair values of assets acquired and liabilities assumed are based on available information at the acquisition date and assumptions deemed reasonable by management, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value for intangible assets, including goodwill. As of March 28, 2026, the fair value determination of the intangible assets for the above business combinations has not been finalized. Therefore, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

The business combinations mentioned above contributed approximately $5.9 million to net sales and $0.3 million operating income during the first three months of 2026. They are not significant to our operating results and thus proforma results for 2026 and 2025 are not presented.

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

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of Retail, Packaging and Construction and align with the end markets we serve. This segment structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment.

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

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases, and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets in the Corporate segment include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., and UFP Purchasing, Inc. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments.

UFP INDUSTRIES, INC.

The tables below are presented in thousands:

	Three Months Ended March 28, 2026
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$531,176	$394,093	$465,513	$68,505	$1,980	$1,461,267
Intersegment net sales	71,066	26,151	18,740	57,449	(173,406)	—
Cost of goods sold	450,614	333,745	387,896	56,782	(3,659)	1,225,378
Gross Profit	80,562	60,348	77,617	11,723	5,639	235,889
Selling, general, administrative expenses	56,046	45,203	61,826	8,978	830	172,883
Net loss (gain) on disposition and impairment of assets	68	(170)	13	1	(1,564)	(1,652)
Other losses (gains), net	55	—	423	106	(7)	577
Earnings from operations	24,393	15,315	15,355	2,638	6,380	64,081
Interest expense	31	2	—	(278)	2,868	2,623
Interest and investment income	(101)	—	(3)	(1,451)	(3,878)	(5,433)
Equity in (earnings) loss of investee	—	38	—	(91)	—	(53)
Interest and other	(70)	40	(3)	(1,820)	(1,010)	(2,863)
Earnings before income taxes	24,463	15,275	15,358	4,458	7,390	66,944
Income taxes	5,791	3,616	3,635	904	1,901	15,847
Net earnings	$18,672	$11,659	$11,723	$3,554	$5,489	$51,097
Other significant items:
Amortization expense	$836	$2,103	$675	$1,640	$116	$5,370
Depreciation expense	7,757	8,316	6,774	1,010	11,228	35,085
Segment assets	1,030,002	782,613	649,184	333,828	1,236,187	4,031,814
Capital expenditures	28,072	11,375	6,305	1,237	1,276	48,265

	Three Months Ended March 29, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$607,383	$410,008	$515,940	$60,298	$1,890	$1,595,519
Intersegment net sales	64,645	23,714	26,561	90,484	(205,404)	—
Cost of goods sold	526,088	340,434	425,140	49,666	(14,005)	1,327,323
Gross Profit	81,295	69,574	90,800	10,632	15,895	268,196
Selling, general, administrative expenses	55,355	47,769	62,784	8,462	1,884	176,254
Net loss (gain) on disposition and impairment of assets	24	32	120	—	(252)	(76)
Other (gains) losses, net	(218)	—	80	(54)	(42)	(234)
Earnings from operations	26,134	21,773	27,816	2,224	14,305	92,252
Interest expense	30	3	—	(333)	2,969	2,669
Interest and investment income	(90)	—	(1)	(308)	(10,718)	(11,117)
Equity in loss (earnings) of investee	—	325	—	(306)	—	19
Interest and other	(60)	328	(1)	(947)	(7,749)	(8,429)
Earnings before income taxes	26,194	21,445	27,817	3,171	22,054	100,681
Income taxes	5,531	4,528	5,873	669	4,657	21,258
Net earnings	$20,663	$16,917	$21,944	$2,502	$17,397	$79,423
Other significant items:
Amortization expense	$957	$2,179	$702	$1,601	$378	$5,817
Depreciation expense	7,310	8,897	6,191	944	9,599	32,941
Segment assets	995,830	812,033	659,478	341,947	1,340,998	4,150,286
Capital expenditures	32,308	25,260	6,428	614	2,658	67,268

UFP INDUSTRIES, INC.

The following table presents goodwill by segment as of March 28, 2026, and December 27, 2025 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 27, 2025	$84,174	$148,104	$88,397	$23,246	$—	$343,921
2026 Acquisitions	—	—	—	—	—	—
2026 Purchase Accounting Adjustments	—	—	—	—	—	—
Foreign Exchange, Net	(1)	—	(55)	(22)	—	(78)
Balance as of March 28, 2026	$84,173	$148,104	$88,342	$23,224	$—	$343,843

The following table presents our disaggregated net sales by business unit for each segment for the three months ended March 28, 2026, and March 29, 2025 (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Retail
ProWood	$440,748	$514,278
Deckorators	68,670	65,612
UFP Edge	21,758	27,493
Total Retail	$531,176	$607,383

Packaging
Structural Packaging	$249,293	$255,982
PalletOne	124,186	134,219
Protective Packaging	20,614	19,807
Total Packaging	$394,093	$410,008

Construction
Factory Built	$193,384	$217,219
Site-Built	150,870	190,617
Commercial	73,243	63,720
Concrete Forming	48,016	44,384
Total Construction	$465,513	$515,940

All Other	$68,505	$60,298

Corporate	$1,980	$1,890

Total Net Sales	$1,461,267	$1,595,519

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the first quarter of 2026 compared to 21.1% in the same period of 2025. The increase in our effective tax rate for the first quarter was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

UFP INDUSTRIES, INC.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Provisions taking effect in 2026 that we anticipate will impact our effective tax rate include establishing a floor for the deductibility of charitable contributions and modifications to the deduction for qualified export sales (FDDEI). However, these changes are not expected to have a material impact on our rate.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first three months of 2026 and 2025 (in thousands, except average share price):

	March 28, 2026
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	7	$89.68

Shares issued under the employee stock gift program	1	102.44
Shares issued under the director compensation plan	1	104.90
Shares issued under the LTSIP	121	110.39
Shares issued under the executive stock match program	26	110.55
Forfeitures	(5)
Total shares issued under stock grant programs	144	$110.34

Shares issued under the deferred compensation plan	71	$109.08

During the first three months of 2026, we repurchased 334,541 shares of our common stock at an average share price of $89.76.

	March 29, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	7	$106.31

Shares issued under the employee stock gift program	1	114.30
Shares issued under the director retainer stock program	1	115.32
Shares issued under the LTSIP	179	106.65
Shares issued under the executive stock match program	60	109.84
Forfeitures	(9)
Total shares issued under stock grant programs	232	$107.49

Shares issued under the deferred compensation plan	81	$109.82

During the first three months of 2025, we repurchased approximately 649,060 shares of our common stock at an average share price of $108.00.

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

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 254,885 shares for $22.7 million, resulting in an average share price of $89.01.

On April 6, 2026, Deckorators, a wholly owned subsidiary, closed on its agreement to purchase the net operating assets of MoistureShield, Inc. for $55.6 million. MoistureShield, based in Springdale, Arkansas, is a leading manufacturer of wood plastic composite decking.

On May 4, 2026, UFP Packaging, LLC, a wholly owned subsidiary, closed on its agreement to purchase the net operating assets of John Rock, Inc. for $48.0 million. John Rock, based in Coatesville, Pennsylvania, is a leading manufacturer of new pallets and crates.

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

Importantly, our structure allows us to evaluate market conditions and opportunities, while effectively allocating capital and resources to the appropriate segments and business units. We believe that the diversification and manner in which we operate our business segments provides an inherent hedge against the inevitable business cycles that our markets experience and over which we have little control. Accordingly, our goal is to provide stable earnings and cash flows to our shareholders. Our diversification and operating practices also mitigate the impact of volatile lumber market conditions experienced by traditional lumber companies.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse economic conditions in the markets we serve; changes in tariffs, import/export regulations, and other trade policies; concentration of sales to customers; the success of vertical integration strategies; excess capacity or supply chain challenges; our ability to make successful business acquisitions; government regulations, particularly involving environmental and safety regulations; adverse or unusual weather conditions;  inbound and outbound transportation costs; alternatives to replace treated wood products; cybersecurity breaches; artificial intelligence; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission.

OVERVIEW

Our results for the first quarter of 2026 include the following highlights:

●	Our net sales decreased 8% compared to the first quarter of 2025, which was comprised of a 1% decrease in selling prices and a 7% decrease in unit sales. The overall decrease in our selling prices is primarily due to more competitive pricing in our Site Built business unit resulting from weak consumer demand for new residential housing. Organic unit sales declined by 13% in our retail segment, 5% in our construction segment, and 3% in our packaging segment. An acquired business contributed a 1% unit increase in our packaging segment. The sales in our ProWood business unit were also adversely impacted by soft demand for new housing, as well as less favorable weather, the absence of storm-related demand, and weaker consumer sentiment compared to the first quarter of 2025.

UFP INDUSTRIES, INC.

●	Our gross profits decreased by $32 million, or 12%, compared to the same period of the prior year. By segment, gross profits decreased by $13 million in Construction, $9 million in Packaging, $1 million in Retail, and $10 million in Corporate, while All Other increased $1 million. The overall decrease in our gross profits is primarily due to weaker demand impacting volumes and pricing in our Site-Built business unit, lower volumes in our ProWood business, higher material costs in our PalletOne business, and higher transportation and healthcare costs generally across all of our business units.
●	Our operating profits decreased $28 million, or 31%, compared to the first quarter of 2025. This decrease is a result of the decline in gross profits mentioned above which was partially offset by a $3 million decrease in selling, general, and administrative (“SG&A”) expenses, and a $1 million increase in other gains primarily from the sale of real estate. The decrease in SG&A is due to a reduction in incentive compensation tied to profitability and return on investment.
●	Our cash flows used in operations were $104 million in the first three months of 2026 compared to $109 million during the first three months of 2025. The $5 million improvement resulted from a change in our investment in net working capital which was $36 million lower in 2026 than 2025, offset by a $31 million decrease in net earnings and non-cash expenses so far this year. We anticipate that the seasonal increase in our net working capital since year end totaling approximately $203 million will be converted to cash by early in our fourth quarter.
●	Our Cash and cash equivalents at the end of March 2026 was $714 million compared to $904 million at the end of March 2025. The decline in our cash is primarily due to share repurchase activity since the end of the first quarter last year. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2.0 billion at the end of the first quarter of 2026.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2026	2025
January	$400	$434
February	436	442
March	443	479

First quarter average	$426	$452

First quarter percentage change	(5.8)%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 73% of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2026	2025
January	$392	$386
February	415	401
March	422	424

First quarter average	$410	$404

First quarter percentage change	1.5%

Finally, a Spruce Pine Fir (“SPF”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 12% of our total lumber purchases.

	Random Lengths SPF
	Average $/MBF
	2026	2025
January	$430	$480
February	457	479
March	464	526

First quarter average	$450	$495

First quarter percentage change	(9.1)%

Lumber prices in 2026 remain lower due to overall weak demand in the end markets that primarily consume softwood lumber – new housing, housing repair and remodel activity, and industrial (including packaging). Recent sequential increases are primarily due to recent mill capacity curtailments as they attempt to better align supply with demand. Weak overall demand has been impacted by a variety of factors, including higher inflation and interest rates as well as lower consumer sentiment and greater economic uncertainty.

A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 43.3% and 43.8% of our sales in the first three months of 2026 and 2025, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 20% of our total net sales in the first three months of 2026. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 14% of our total purchases for the first three months of 2026 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

UFP INDUSTRIES, INC.

IMPACT OF TARIFFS ON OUR OPERATING RESULTS

The trade landscape continues to evolve. Since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and intend to make decisions quickly to minimize disruption. As of March 28, 2026, 82% of our lumber purchases are from domestic suppliers, 10% are imported from Canada, and 8% are imported from other international suppliers.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. As a result of this ruling, the U.S. Court of International Trade (“CIT”) issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. The CBP recently opened an online portal allowing importers of record to submit refund requests related to tariffs issued under the IEEPA. The Company has submitted refund requests for tariffs paid to CBP under the IEEPA totaling approximately $20 million, and the request has been acknowledged by the CBP. Acknowledgment of a request by CBP does not indicate approval of the request or that a refund will be paid, and we have not accrued any receivable relating to these potential refunds. It is anticipated that the administration will file appeals or take other action with respect to orders issued by CIT concerning the refund process. As a result, there is uncertainty as to the timing and extent of refund payments.

IMPACT OF HIGHER TRANSPORTATION COSTS ON OUR OPERATING RESULTS

Recent geopolitical events have contributed to an increase in our costs across the enterprise, primarily related to fuel and transportation. In the first quarter of 2026, we estimate that we absorbed an additional $3 million of these costs which adversely impacted our profitability in March. These costs continued to increase in April. We are taking actions intended to recover these costs through pricing to our customers. However, there are factors beyond our control, including contract terms and market conditions, that may impact our ability to be successful in these efforts. Please see “Risk Factors” below for more information.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We did not complete any business combinations in the first quarter of 2026 and completed two in fiscal 2025. The annual historical sales attributable to these acquisitions are approximately $24 million in aggregate. These business combinations are not significant to our quarterly results and thus proforma results for 2026 and 2025 are not presented.

See Notes to the Unaudited Interim Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

UFP INDUSTRIES, INC.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended
	March 28,	March 29,
	2026	2025
Net sales	100.0%	100.0%
Cost of goods sold	83.9	83.2
Gross profit	16.1	16.8
Selling, general, and administrative expenses	11.8	11.0
Net gain on disposition and impairment of assets	(0.1)	—
Other losses (gains), net	—	—
Earnings from operations	4.4	5.8
Interest and other	(0.2)	(0.5)
Earnings before income taxes	4.6	6.3
Income taxes	1.1	1.3
Net earnings	3.5	5.0
Less net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to controlling interest	3.4%	4.9%

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

	Percentage Change
	Three Months Ended
	March 28,	March 29,
	2026	2025
Units sold	(7.0)%	(2.0)%
Gross profit	(12.0)	17.8
Selling, general, and administrative expenses	(1.9)	(8.2)
Earnings from operations	(30.5)	(31.1)

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. Over time, we believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices. The increase in the ratio of SG&A as a percentage of gross profit from the prior year is primarily due to the impact of weak consumer demand and selling at lower prices, which has reduced our gross profits.

	Three Months Ended
	March 28,	March 29,
	2026	2025
Gross profit	$235,889	$268,196
Selling, general, and administrative expenses	$172,883	$176,254
SG&A as percentage of gross profit	73.3%	65.7%

UFP INDUSTRIES, INC.

Operating Results by Segment:

Our business segments consist of Retail, Packaging and Construction, and align with the end markets we serve. Among other advantages, this structure allows for a specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit, and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, and Australia and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in the “All Other” column of the table below. The “Corporate” column includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended March 28, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$531,176	$394,093	$465,513	$68,505	$1,980	$1,461,267
Cost of goods sold	450,614	333,745	387,896	56,782	(3,659)	1,225,378
Gross profit	80,562	60,348	77,617	11,723	5,639	235,889
Selling, general, administrative expenses	56,046	45,203	61,826	8,978	830	172,883
Net loss (gain) on disposition and impairment of assets	68	(170)	13	1	(1,564)	(1,652)
Other losses (gains), net	55	—	423	106	(7)	577
Earnings from operations	$24,393	$15,315	$15,355	$2,638	$6,380	$64,081

	Three Months Ended March 29, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$607,383	$410,008	$515,940	$60,298	$1,890	$1,595,519
Cost of goods sold	526,088	340,434	425,140	49,666	(14,005)	1,327,323
Gross profit	81,295	69,574	90,800	10,632	15,895	268,196
Selling, general, administrative expenses	55,355	47,769	62,784	8,462	1,884	176,254
Net loss (gain) on disposition and impairment of assets	24	32	120	—	(252)	(76)
Other (gains) losses, net	(218)	—	80	(54)	(42)	(234)
Earnings from operations	$26,134	$21,773	$27,816	$2,224	$14,305	$92,252

UFP INDUSTRIES, INC.

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended March 28, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	84.8	84.7	83.3	82.9	—	83.9
Gross profit	15.2	15.3	16.7	17.1	—	16.1
Selling, general, administrative expenses	10.6	11.5	13.3	13.1	—	11.8
Net loss (gain) on disposition and impairment of assets	—	—	—	—	—	(0.1)
Other losses (gains), net	—	—	0.1	0.2	—	—
Earnings from operations	4.6%	3.9%	3.3%	3.9%	—	4.4%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Three Months Ended March 29, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.6	83.0	82.4	82.4	—	83.2
Gross profit	13.4	17.0	17.6	17.6	—	16.8
Selling, general, administrative expenses	9.1	11.7	12.2	14.0	—	11.0
Net loss (gain) on disposition and impairment of assets	—	—	—	—	—	—
Other (gains) losses, net	—	—	—	(0.1)	—	—
Earnings from operations	4.3%	5.3%	5.4%	3.7%	—	5.8%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	First Quarter 2026 versus First Quarter 2025
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(12.5)%	0.5%	(13.0)%	—%	(13.0)%
Packaging	(3.9)%	(1.9)%	(2.0)%	1.0%	(3.0)%
Construction	(9.8)%	(4.8)%	(5.0)%	—%	(5.0)%
All Other	13.6%	(2.4)%	16.0%	—%	16.0%
Corporate	4.8%	(0.2)%	5.0%	—%	5.0%
Total Sales	(8.4)%	(1.4)%	(7.0)%	—%	(7.0)%

●	Expanding geographically in our higher margin core businesses.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood-alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 80% of our sales consist of products we manufacture at our locations, while 20% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended March 28, 2026		Three Months Ended March 29, 2025
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	50.9%	49.1%	51.4%	48.6%
Packaging	75.3%	24.7%	75.2%	24.8%
Construction	83.0%	17.0%	79.8%	20.2%
All Other	72.7%	27.3%	75.6%	24.4%
Corporate	85.3%	14.7%	55.0%	45.0%
Total Sales	68.6%	31.4%	67.4%	32.6%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

Our overall unit sales of value-added products were down 6% in the first quarter of 2026 compared to the prior year. Our overall unit sales of commodity-based products decreased approximately 12% in the first quarter of 2026 compared to the prior year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the first quarter of 2026 increased 18%. Approximately $7.9 million of new product sales for the first three months of 2025, while they continue to be sold, were sunset in 2026 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $560 million in 2026. For the first three months of 2026, new product sales totaled $114 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	March 28,	% of Segment	March 29,	% of Segment	% Change
	2026	Net Sales	2025	Net Sales	in Sales
Retail	$47,408	8.9%	$44,410	7.3%	6.8%
Packaging	48,451	12.3%	39,959	9.7%	21.3%
Construction	17,243	3.7%	11,422	2.2%	51.0%
All Other	221	0.3%	193	0.3%	14.5%
Corporate	525	26.5%	417	22.1%	25.9%
Total New Product Sales	113,848	7.8%	96,401	6.0%	18.1%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the first quarter of 2026 decreased by 12% compared to the same period of 2025 due to a 13% decrease in units and a 1% increase in selling prices. Our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 15%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 8%. The 15% decline in ProWood volume is primarily due to unfavorable winter weather across the Midwest and Northeast, the absence of storm-related demand which carried over from the fall of 2024 into early 2025, the loss of low margin commodity sales which commenced in the second quarter of 2025, and generally weaker consumer sentiment. UFP Edge unit sales declined 20% due to the closure of the Bonner, MT facilities at the end of 2025 and rationalizing product portfolio to those that can achieve profitability targets. Deckorators’ unit sales increased 2% compared to the same period of 2025. Within that business unit, sales of wood-plastic composite decking and Surestone™ mineral-based composite decking increased 27% and 4% from the prior year, respectively. The increases were offset by railings, which declined 6% from the prior year.

Gross profits decreased by $1 million, or 1% to $81 million for the first quarter of 2026 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our ProWood pressure-treated products decreased by $4 million, primarily due to lower volumes.
●	The gross profit of our Deckorators business unit increased by $3 million.
●	The gross profit of our Edge business increased by $1 million as a result of cost savings from the closure of the Bonner, MT facility and restructuring of this business unit.

UFP INDUSTRIES, INC.

SG&A increased by $1 million, or 1%, in the first quarter of 2026 compared to the same period of 2025 primarily due to an increase in advertising costs related to our efforts to build brand awareness of our Deckorators Surestone™ decking. Accrued bonus expense, which varies primarily with the overall profitability and return on investment of the segment, remained flat from the first quarter of 2025 and totaled $9 million for the quarter.

Earnings from operations decreased in the first quarter of 2026 compared to 2025 by $2 million, or 7%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the first quarter of 2026 decreased 4% compared to the same period of 2025, due to a 3% decrease in organic unit sales, and a 2% decrease in pricing, partially offset by an acquired business by PalletOne that contributed 1% to unit growth. Organic unit changes consist of an 11% decrease in PalletOne, partially offset by a 5% increase in Protective Packaging, while Structural Packaging remained flat.

Gross profits decreased by $9 million, or 13%, for the first quarter of 2026 compared to the same period last year. The change in gross profit was attributable to the following:

●	The gross profit of our PalletOne business unit decreased by $6 million due to weak demand and increasing material and transportation costs which have not been fully passed on to customers.
●	The gross profit of our Structural Packaging business unit decreased by $2 million primarily due to competitive price pressure.
●	The gross profit of our Protective Packaging business unit decreased $1 million compared to last year resulting from unabsorbed manufacturing overhead costs associated with two new greenfield locations.

SG&A decreased by approximately $3 million, or 5%, in the first quarter of 2026 compared to the same period of 2025. Accrued bonus expense decreased approximately $2 million relative to the same period of 2025 and totaled $6 million for the quarter. We also achieved $2 million of savings from our cost reduction efforts. These reductions were offset by a $1 million increase in healthcare costs.

Earnings from operations decreased in the first quarter of 2026 compared to 2025 by $7 million, or 30%, due to the factors discussed above.

Construction Segment

Net sales in the first quarter of 2026 decreased 10% compared to the same period of 2025 due to a 5% decrease in selling prices resulting from competitive price pressure in our Site-Built business unit, and a 5% decrease in unit sales. We experienced a unit sales decrease in Site-Built of 14%, due to weaker demand for housing, and a unit sales decrease of 7% in Factory Built, primarily due to lost market of certain low margin commodity products. These decreases were partially offset by 14% unit growth in Concrete Forming and 15% unit growth in Commercial. As of March 28, 2026 and March 29, 2025, we estimate that our backlog of orders in our site-built housing business unit were $80 million and $65 million, respectively.

Gross profits decreased by $13 million, or 15%, in the first quarter of 2026 compared to the same period of 2025. The change in our gross profit was comprised of the following:

●	The gross profit of our Site-Built housing business unit decreased by $19 million, primarily due to weak demand and competitive pricing primarily caused by affordability challenges and economic uncertainty. Inclement weather in the first quarter of 2026 also contributed to the decline.
●	The gross profit of our Commercial construction business unit increased by $5 million due to higher volumes.

UFP INDUSTRIES, INC.

●	The gross profit of our Factory-Built business unit increased by $1 million despite the lost market share discussed above.
●	The gross profit of our Concrete-Forming business unit remained flat.

SG&A decreased by approximately $1 million, or 2%, in the first quarter of 2026 compared to the same period of 2025. Accrued bonus expense decreased by $4 million and totaled $6 million for the quarter. This decrease was partially offset by an increase in legal fees and settlements of $2 million and an increase in healthcare costs of $1 million.

Earnings from operations decreased in the first quarter of 2026 compared to 2025 by $13 million, or 45%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant and net sales to external customers initiated by UFP Purchasing, UFP Transportation, and UFP Real Estate. In 2026, we modified our cost allocation methods to more closely approximate actual.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the first quarter of 2026 compared to 21.1% in the same period of 2025. The increase in our effective tax rate for the first quarter was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Three Months Ended
	March 28,	March 29,
	2026	2025
Cash used in operating activities	$(103,619)	$(108,807)
Cash used in investing activities	(47,828)	(75,550)
Cash used in financing activities	(45,360)	(90,926)
Effect of exchange rate changes on cash	141	312
Net change in all cash and cash equivalents	(196,666)	(274,971)
Cash, cash equivalents, and restricted cash, beginning of period	925,071	1,179,594
Cash, cash equivalents, and restricted cash, end of period	$728,405	$904,623

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle increased to 68 days from 62 days during the first quarter of 2026 compared to the same period of the prior year.

	Three Months Ended
	March 28,	March 29,
	2026	2025
Days of sales outstanding	35	34
Days supply of inventory	46	41
Days of payables outstanding	(13)	(13)
Days in cash cycle	68	62

The increase in our days supply of inventory for the first quarter of 2026 is due to slower inventory turns in our Retail segment due to an increase in safety stock and as we work to normalize inventory as a result of weaker than anticipated  demand in the first quarter of 2026. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 95% and 94% at the end of the first quarter of 2026 and 2025, respectively.

In the first three months of 2026, our cash flows used in operations were $104 million and were comprised of net earnings of $51 million and $48 million of non-cash expenses, offset by a $203 million increase in working capital since the end of December 2025 due to seasonal demand. Our cash flows used in operations decreased by $5 million compared to the same period of the prior year primarily due to the increase in our investment in net working capital since year end, which was $36 million lower in 2026 compared to 2025, partially offset by a $31 million decline in our net earnings and non-cash expenses. We anticipate the seasonal increase in net working capital in 2026 will be converted to cash by early in the fourth quarter.

Purchases of property, plant, and equipment of $48 million comprised most of our cash used in investing activities during the first three months of 2026. Outstanding purchase commitments on existing capital projects totaled approximately $108 million on March 28, 2026. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and our Deckorators business unit, to achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year.

Cash flows used in financing activities during the first three months of 2026 primarily consisted of the following:

●	We repurchased 334,541 shares of our common stock for $30 million during the first three months of 2026 at an average price of $89.76 per share. Of this amount, 11,996 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in the current year. The shares were purchased at an average price of $100.42 per share, totaling $1 million.

UFP INDUSTRIES, INC.

●	Dividends paid during the first three months of 2026 were $20 million ($0.36 per share), which represents a 3% increase from the quarterly dividend of $0.35 per share paid in 2025.

On March 28, 2026, we had no amount outstanding on our $750 million revolving credit facility, and we had approximately $711 million in remaining availability after considering $39 million in outstanding letters of credit under the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets which may be sold. We were in compliance with all our covenant requirements on March 28, 2026.

At the end of the first quarter of 2026, we had approximately $2.0 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $575 million in remaining borrowing capacity.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

See Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note E, “Commitments, Contingencies, and Guarantees.”

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. There have been no material changes in our policies or estimates since December 27, 2025.

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

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals. However, in the short-term, demand in our markets has contracted due to a variety of macro-economic and geopolitical factors, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans to reduce or eliminate capacity at locations that are not meeting our profitability targets and reduce our SG&A costs. At the beginning of 2025, we announced that our goal through these actions was to improve our operating profits by $60 million by the end of 2026. We are on track to deliver the remaining $25 million or more from this cost out program by year end. Additionally, we anticipate:

●	Core SG&A will be approximately $570 million for the year. In addition, we anticipate sales incentives will be 3% of gross profits (3% of gross profits in 2025), bonus expense will range from 17% to 18% of pre-bonus operating profits (17% of pre-bonus operating profits in 2025), and vesting expense associated with incentive shares granted in prior years will total $21 million ($28 million in 2025).
●	Depreciation, amortization and other non-cash expenses will be approximately $200 million for the year.

UFP INDUSTRIES, INC.

●	An annual effective tax rate between 25% and 26%.

The following factors should be considered when evaluating our future sales and gross profits:

●	We anticipate lumber prices will remain near current levels, and experience typical seasonal trends, until there is a substantial change in the balance of supply and demand. In the event new tariffs are enacted on imports, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to new tariffs without adverse financial impact after a short adjustment period. Approximately 82% of our purchases of lumber are from domestic sources.
●	Recent geopolitical events have resulted in an increase in certain of our input and transportation costs. While our intention and operating practices are to pass these costs on to customers in our pricing, there are a variety of factors beyond our control that may impact our ability to be successful in these efforts.
●	Retail sales accounted for 36% of our net sales for the first three months of 2026. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be down low single digits for the remainder of 2026. We anticipate market growth and share gains in our composite decking and railing products will contribute approximately $100 million of sales growth in our Deckorators business unit in 2026. In addition, we anticipate recent investments in equipment to improve the manufacturing throughput and lower the cost of our Surestone™ decking products will result in margin improvements in those products in 2026 as the new capacity is effectively brought on-line and once the higher cost inventory is sold.
●	Packaging sales accounted for 27% of our net sales for the first three months of 2026. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be down low to mid-single digits for the remainder of 2026 resulting from softening demand in our PalletOne business unit.
●	Construction sales accounted for 32% of our net sales for the first three months of 2026.
-	The site-built business unit accounted for approximately 10% of our net sales for the first three months of 2026. Our sales mix of single-family and multi-family homes builders is approximately 70% and 30%, respectively. The industry consensus estimate of national housing starts for 2026 is 1.33 million, with estimates generally predicting flat to mid-single digit negative growth in the coming year with multi-family generally showing stronger performance compared to single-family. We anticipate demand in the regions we operate to be down mid-single digits for the remainder of 2026.
-	The factory-built housing business unit accounted for 13% of our net sales for the first three months of 2026. When evaluating future demand, we analyze data from production and shipments of manufactured housing. We currently believe overall demand will be flat to down low-single digits for the remainder of 2026.
-	The commercial construction and concrete forming business units accounted for approximately 9% of our net sales for the first three months of 2026. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate modest growth in overall demand of these business units for the remainder of 2026.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions.

●	On April 22, 2026, our board approved a quarterly cash dividend of $0.36 per share, which represents a 3% increase from the 2025 dividend rate. This dividend is payable on June 15, 2026, to shareholders of record on June 1, 2026. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.

UFP INDUSTRIES, INC.

●	On July 23, 2025, our board authorized the repurchase of up to $300 million worth of our shares through July 31, 2026. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will allocate more of our free cash flow to opportunistically buy shares when the price trades at pre-determined levels we believe are at a significant discount to intrinsic value. Through May 6, 2026, we have approximately $73 million of remaining availability under this authorization.
●	Our targeted range for capital expenditures for 2026 has been lowered to $250 to $275 million and will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Our previous target for the year was $300 million to $325 million, which included adding a greenfield location to produce wood plastic composite decking. The planned greenfield location is no longer necessary as a result of acquiring the net operating assets of MoistureShield in April. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential for new and value-added products.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the “Lumber Market”). A variety of factors over which we have no control, including government regulations, tariffs and trade policies, transportation, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profits. (See “Impact of the Lumber Market on Our Operating Results.”).

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a–15(e) and 15d–15(e)) in the manner required by SEC Rule 13a-15(b) and 15d-15(b), have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

UFP INDUSTRIES, INC.

(b)	Changes in Internal Controls. During the quarter ended March 28, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Other than the risk factor noted below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 27, 2025.

Our business is exposed to risks related to the current and potential future conflicts in the Middle East. Current and potential future developments related to the conflicts in the Middle East have had, and could continue to have, a broader impact on the global markets in which we do business. These conflicts have contributed to an increase in our costs across the enterprise, primarily related to fuel and transportation. In the first quarter of 2026, we estimate that we absorbed an additional $3 million of these costs which adversely impacted our profitability in March. These costs continued to increase in April. We are taking actions intended to recover these costs through pricing to our customers. However, there are factors beyond our control, including contract terms and market conditions, that may impact our ability to be successful in these efforts. If elevated fuel and transportation costs persist, increase further, or cannot be passed through to customers in a timely manner (or at all), our margins and operating results could be adversely affected. In addition, geopolitical events may disrupt logistics networks and carrier capacity, increase lead times, or reduce service levels, which could adversely affect our ability to meet customer requirements and could result in higher costs, lost sales, or penalties under certain customer arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Director Compensation Plan

(a)	A portion of the annual retainer payable to each of our non-employee directors (such portion for each director is $135,000 for 2026) is paid in shares of our common stock. The retainer is deemed earned in equal quarterly installments on February 1, May 1, August 1, and November 1. We use the market price per share on each such installment date (or the preceding day if there were no trades on that installment date) to determine the number of shares issuable to each non-employee director, and except as described below, the shares are issued to the director within five business days.

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

On February 2, 2026, the Company issued 966 shares of its common stock to non-employee directors as part of the annual retainer payable to directors in stock (i.e., shares that were issued on a current basis and not deferred pursuant to the Plan). The Company issued all shares described in this paragraph pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

UFP INDUSTRIES, INC.

Deferred Compensation Plan

We maintain a Deferred Compensation Plan (the “DCP”) which allows key employees to defer a portion of their salary and/or cash incentive compensation. Participants in the DCP may elect to invest the deferred amounts in certain investment alternatives, including our common stock. Also, under the DCP, if a key employee’s ownership of our common stock is below certain targeted thresholds, the amount of deferral must be used to invest in shares of our common stock. All amounts deferred to the DCP that are invested in our common stock are invested at a price per share representing a 15% discount to the prevailing market price of our stock. In general, each employee receives a payout of his or her DCP account one year from the date he or she terminates employment with the Company, unless termination of employment is due to retirement, death or change in control, in which case the employee or his or her beneficiary may receive the distribution earlier, subject to DCP provisions. The Company issued all shares described in this paragraph pursuant to an exemption under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the DCP. On February 19, 2026, we issued a total of 61,748 shares to employees who elected to defer a portion of their annual incentive bonus into our common stock. In addition, shares were issued on the respective employees’ last payroll dates in each month. During the first quarter of 2026 we issued 9,123 shares to employees who elected to defer a portion of their salaries into our common stock, which were as follows:

Common stock
Date issued	shares issued
January 29, 2026	39
January 30, 2026	2,872
February 26, 2026	38
February 27, 2026	2,896
March 26, 2026	45
March 28, 2026	3,233
Total common stock shares issued	9,123
(b)	N/A.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
December 28, 2025 - January 31, 2026	—	$—	—	$125,989,005
February 1 - February 28, 2026	6,208	98.10	6,208	125,379,976
March 1 - 28, 2026	328,333	89.60	328,333	95,960,979

Note: February and March include 11,946 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards. The Company treats these share repurchases against its board-approved share repurchase authorizations described below.

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

Item 5. Other Information.

During the quarter ended March 28, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: May 6, 2026	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Date: May 6, 2026	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer