Form 10-Q
period 2026-06-27
UFP INDUSTRIES INC
filed 2026-08-05
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 27, 2026
Common stock, $1 par value	55,161,491

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of United States dollars, except share data)	June 27,	December 27,	June 28,
	2026	2025	2025
Assets
Current assets
Cash and cash equivalents	$597,263	$914,199	$841,930
Restricted cash	1,604	10,872	1,061
Investments	46,330	34,374	32,021
Accounts receivable, net	731,092	475,959	687,332
Inventories:
Raw materials	397,510	380,206	386,859
Finished goods	350,994	341,814	335,373
Total inventories	748,504	722,020	722,232
Income taxes receivable	7,748	38,373	21,876
Assets held for sale	2,558	6,340	8,641
Other current assets	84,043	66,515	52,412
Total current assets	2,219,142	2,268,652	2,367,505
Deferred income taxes	10,361	8,025	5,125
Restricted investments	50,991	50,540	44,321
Right of use assets	163,894	115,790	130,819
Other assets	98,136	102,433	109,082
Goodwill	345,393	343,921	341,579
Indefinite-lived intangible assets	7,351	7,336	7,324
Other intangible assets, net	128,819	133,616	145,592
Property, plant and equipment:
Property, plant and equipment	2,075,346	1,936,470	1,850,171
Less accumulated depreciation and amortization	(994,569)	(943,890)	(904,130)
Property, plant and equipment, net	1,080,777	992,580	946,041
Total assets	$4,104,864	$4,022,893	$4,097,388
Liabilities, temporary equity and shareholders’ equity
Current liabilities
Accounts payable	$292,979	$205,932	$258,784
Accrued compensation and benefits	143,902	188,354	143,689
Other accrued liabilities	87,144	71,039	85,338
Current portion of lease liability	27,958	27,997	28,185
Current portion of long-term debt	5,493	899	5,122
Total current liabilities	557,476	494,221	521,118
Long-term debt and finance lease obligations	228,758	228,859	229,181
Lease liability	146,187	99,085	112,857
Deferred income taxes	83,166	83,205	30,425
Other liabilities	29,349	28,816	30,091
Total liabilities	1,044,936	934,186	923,672
Temporary Equity
Redeemable noncontrolling interest	485	4,463	5,253
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	—	—	—
Common stock, $1 par value; shares authorized 240,000,000; issued and outstanding, 55,161,491, 56,591,900 and 58,566,148	55,161	56,592	58,566
Additional paid-in capital	468,534	444,828	425,398
Retained earnings	2,513,870	2,559,375	2,663,394
Accumulated other comprehensive (loss) income	(49)	1,564	(1,976)
Total controlling interest shareholders’ equity	3,037,516	3,062,359	3,145,382
Noncontrolling interest	21,927	21,885	23,081
Total shareholders’ equity	3,059,443	3,084,244	3,168,463
Total liabilities, temporary equity and shareholders’ equity	$4,104,864	$4,022,893	$4,097,388

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands of United States dollars, except per share data)	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net sales	$1,882,937	$1,835,374	$3,344,204	$3,430,893
Cost of sales	1,592,702	1,522,640	2,818,080	2,849,963
Gross profit	290,235	312,734	526,124	580,930

Operating expenses
Selling, general and administrative expenses	185,720	184,995	358,603	361,249
Net loss (gain) on disposition and impairments of assets	302	3,830	(1,350)	3,754
Other losses, net	797	818	1,374	584
Total operating expenses	186,819	189,643	358,627	365,587

Earnings from operations	103,416	123,091	167,497	215,343

Interest and other
Interest expense	2,008	2,716	4,631	5,385
Interest and investment income	(10,528)	(10,757)	(15,961)	(21,874)
Equity in earnings of investee	(926)	(813)	(979)	(794)
Total interest and other	(9,446)	(8,854)	(12,309)	(17,283)

Earnings before income taxes	112,862	131,945	179,806	232,626
Income taxes	29,691	31,074	45,538	52,332
Net earnings	83,171	100,871	134,268	180,294
Less net earnings attributable to noncontrolling interest	(299)	(137)	(622)	(807)
Net earnings attributable to controlling interest	$82,872	$100,734	$133,646	$179,487

Earnings per share - basic	$1.48	$1.70	$2.38	$2.99
Earnings per share - diluted	$1.48	$1.70	$2.37	$2.99

Other comprehensive income:
Net earnings	83,171	100,871	$134,268	$180,294
Other comprehensive (loss) income	(249)	11,738	(1,152)	14,919
Comprehensive income	82,922	112,609	133,116	195,213
Less comprehensive income attributable to noncontrolling interest	(825)	(1,754)	(1,083)	(2,391)
Comprehensive income attributable to controlling interest	$82,097	$110,855	$132,033	$192,822

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Loss	Interest (NCI)	Total	Equity
Balance on December 27, 2025	$56,592	$444,828	$2,559,375	$1,564	$21,885	$3,084,244	$4,463
Net earnings			50,774		305	51,079	18
Foreign currency translation adjustment				(1,220)	(6)	(1,226)	(59)
Unrealized gain on debt securities				382		382
Distributions to NCI					(1,082)	(1,082)
Purchase of remaining NCI of subsidiary						—	(3,937)
Other		(167)				(167)
Cash dividends - $0.36 per share - quarterly			(20,456)			(20,456)
Issuance of 7,575 shares under employee stock purchase plan	8	570				578
Issuance of 144,425 shares under stock grant programs	144	1,896	38			2,078
Issuance of 70,871 shares under deferred compensation plans	71	(71)				—
Repurchase of 334,541 shares	(335)	(1,193)	(28,501)			(30,029)
Expense associated with share-based compensation arrangements		8,409				8,409
Accrued expense under deferred compensation plans		6,881				6,881
Balance on March 28, 2026	$56,480	$461,153	$2,561,230	$726	$21,102	$3,100,691	$485
Net earnings			82,872		299	83,171
Foreign currency translation adjustment				(162)	526	364
Unrealized loss on debt securities				(613)		(613)
Other		(1,169)				(1,169)
Cash dividends - $0.36 per share - quarterly			(19,934)			(19,934)
Issuance of 8,452 shares under employee stock purchase plan	8	655				663
Net forfeitures of 2,267 shares under stock grant programs	(2)	47	2			47
Issuance of 10,305 shares under deferred compensation plans	10	(10)				—
Repurchase of 1,335,229 shares	(1,335)	(184)	(110,300)			(111,819)
Expense associated with share-based compensation arrangements		6,948				6,948
Accrued expense under deferred compensation plans		1,094				1,094
Balance on June 27, 2026	$55,161	$468,534	$2,513,870	$(49)	$21,927	$3,059,443	$485

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings (Loss)	Interest (NCI)	Total	Equity
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			78,753		853	79,606	(183)
Foreign currency translation adjustment				2,744	(31)	2,713	(2)
Unrealized gain on debt securities				470		470
Other		(355)				(355)	99
Cash dividends - $0.35 per share - quarterly			(21,322)			(21,322)
Issuance of 7,197 shares under employee stock purchase plan	7	643				650
Issuance of 232,101 shares under stock grant programs	232	3,055	101			3,388
Issuance of 80,341 shares under deferred compensation plans	81	(81)				—
Repurchase of 649,060 shares	(649)	(9,460)	(59,991)			(70,100)
Expense associated with share-based compensation arrangements		11,493				11,493
Accrued expense under deferred compensation plans		7,888				7,888
Balance on March 29, 2025	$60,395	$416,562	$2,772,821	$(12,097)	$21,375	$3,259,056	$5,280
Net earnings (loss)			100,734		376	101,110	(239)
Foreign currency translation adjustment				10,239	1,615	11,854	2
Unrealized loss on debt securities				(118)		(118)
Other		(1,818)				(1,818)	210
Distributions to NCI					(285)	(285)
Cash dividends - $0.35 per share - quarterly			(20,656)			(20,656)
Issuance of 7,593 shares under employee stock purchase plan	8	636				644
Issuance of 26,949 shares under stock grant programs	27	17	1			45
Issuance of 10,998 shares under deferred compensation plans	10	(10)				—
Repurchase of 1,874,279 shares	(1,874)	(13)	(189,506)			(191,393)
Expense associated with share-based compensation arrangements		8,755				8,755
Accrued expense under deferred compensation plans		1,269				1,269
Balance on June 28, 2025	$58,566	$425,398	$2,663,394	$(1,976)	$23,081	$3,168,463	$5,253

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of United States dollars)	Six Months Ended
	June 27,	June 28,
	2026	2025
Cash flows from operating activities:
Net earnings	$134,268	$180,294
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	73,366	66,941
Amortization of intangibles	10,853	11,745
Expense associated with share-based and grant compensation arrangements	15,470	20,370
Deferred income taxes	(2,443)	(226)
Unrealized gain on investments and other	(4,036)	(654)
Impairment of investments	4,000	—
Equity in earnings of investee	(979)	(794)
Net (gain) loss on sale, disposition and impairment of assets	(1,401)	3,754
Impairment of intangibles	51	—
Gain from reduction of estimated earnout liability	—	(1,855)
Changes in:
Accounts receivable	(245,592)	(184,404)
Inventories	(2,324)	2,461
Accounts payable and cash overdraft	86,514	32,887
Accrued liabilities and other	(7,102)	(17,381)
Net cash from operating activities	60,645	113,138
Cash flows used in investing activities:
Capital expenditures	(86,576)	(129,752)
Proceeds from sale of property, plant and equipment	11,711	3,694
Acquisitions and purchases of noncontrolling interest, net of cash received	(122,008)	(15,706)
Purchases of investments	(19,825)	(16,873)
Proceeds from sale of investments	10,801	7,467
Other	1,862	1,591
Net cash used in investing activities	(204,035)	(149,579)
Cash flows used in financing activities:
Borrowings under revolving credit facilities	23,703	13,357
Repayments under revolving credit facilities	(19,033)	(12,814)
Contingent consideration payments and other	(1,939)	(221)
Proceeds from issuance of common stock	1,241	1,294
Dividends paid to shareholders	(40,390)	(41,978)
Distributions to noncontrolling interest	(1,082)	(285)
Purchase of remaining noncontrolling interest of subsidiary	(3,937)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(1,391)	(9,560)
Repurchase of common stock	(140,457)	(251,933)
Other	52	(198)
Net cash used in financing activities	(183,233)	(302,338)
Effect of exchange rate changes on cash	419	2,176
Net change in cash and cash equivalents	(326,204)	(336,603)
Cash, cash equivalents, and restricted cash, beginning of period	925,071	1,179,594
Cash, cash equivalents, and restricted cash, end of period	$598,867	$842,991

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents, beginning of period	$914,199	$1,171,828
Restricted cash, beginning of period	10,872	7,766
Cash, cash equivalents, and restricted cash, beginning of period	$925,071	$1,179,594
Cash and cash equivalents, end of period	$597,263	$841,930
Restricted cash, end of period	1,604	1,061
Cash, cash equivalents, and restricted cash, end of period	$598,867	$842,991

Supplemental information:
Interest paid	$4,635	$5,390
Income taxes paid	17,273	53,580
Non-cash investing activities:
Capital expenditures included in accounts payable	$2,130	$1,325
Non-cash financing activities:
Common stock issued under deferred compensation plans	$8,626	$9,908

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which were both first exercisable in June 2025 and expire in June 2030. As of June 27, 2026, the carrying value of our investment in Dempsey is $51.3 million, which is recorded in Other Assets on our condensed consolidated balance sheets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

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

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the June 28, 2025 balances in the accompanying unaudited condensed consolidated balance sheets.

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

During the second quarter of 2026, machinery and equipment and real estate within our Retail and Corporate segments met the criteria as held for sale, and therefore we have classified the related assets as held for sale on the condensed consolidated balance sheet. The fair value measurements for the assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals. The assets had a carrying value of $2.6 million as of June 27, 2026, with $3.3 million of impairment charges recorded in fiscal 2025. No additional impairment charges were recorded during the second quarter of 2026. We have recognized $0.8 million of net gains on the sale of real estate and machinery and equipment that were previously classified as assets held for sale during the year and were included in net loss (gain) on disposition and impairments of assets on the condensed consolidated statements of earnings and comprehensive income.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	June 27, 2026				December 27, 2025
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$71,769	$17,140	$—	$88,909	$182,051	$26,450	$—	$208,501
Fixed income funds	4,836	52,042	—	56,878	5,365	44,227	—	49,592
Treasury securities	345	—	—	345	345	—	—	345
Equity securities	22,089	—	25,734	47,823	18,492	—	28,000	46,492
Alternative investments	—	—	4,366	4,366	—	—	4,186	4,186
Mutual funds:
Domestic stock funds	11,367	—	—	11,367	10,436	—	—	10,436
International stock funds	943	—	—	943	816	—	—	816
Target funds	12	—	—	12	11	—	—	11
Bond funds	6	—	—	6	6	—	—	6
Alternative funds	506	—	—	506	490	—	—	490
Total mutual funds	12,834	—	—	12,834	11,759	—	—	11,759
Total	$111,873	$69,182	$30,100	$211,155	$218,012	$70,677	$32,186	$320,875

From the assets measured at fair value as of June 27, 2026, listed in the table above, $88.1 million of money market funds are held in Cash and cash equivalents, $46.3 million of mutual funds, equity securities, fixed income funds, and alternative investments are held in Investments, $25.7 million of equity securities are held in Other assets, $0.1 million of mutual funds are held in Other assets for our deferred compensation plan, and $51.0 million of fixed income funds and $0.8 million of money market funds are held in Restricted investments. As of December 27, 2025, $207.9 million of money market funds were held in Cash and cash equivalents, $34.3 million of mutual funds, equity securities, and alternative investments were held in Investments, $28.0 million of equity securities were held in Other assets, $0.2 million of mutual funds were held in Other assets for our deferred compensation plan, and $49.9 million of fixed income funds and $0.6 million of money market funds were held in Restricted investments.

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

We have $25.7 and $28.0 million of investments through our Innov8 Fund as of June 27, 2026 and December 27, 2025, respectively, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.” We evaluate these investments quarterly, including a qualitative assessment for indicators of impairment in accordance with ASC 321-10-35-3. During the first quarter of 2026, we concluded that one investment was fully impaired, resulting in a $4.0 million loss.

UFP INDUSTRIES, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $96.4 million and $84.3 million as of June 27, 2026 and December 27, 2025, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	June 27, 2026			December 27, 2025
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain	Fair Value
Fixed income	$57,057	$(220)	$56,837	$49,342	$209	$49,551
Treasury securities	345	—	345	345	—	345
Equity	15,376	6,713	22,089	14,028	4,464	18,492
Mutual funds	8,542	4,224	12,766	8,545	3,152	11,697
Alternative investments	3,494	872	4,366	3,436	750	4,186
Total	$84,814	$11,589	$96,403	$75,696	$8,575	$84,271

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $11.6 million and $8.6 million as of June 27, 2026 and December 27, 2025, respectively. Carrying amounts above are recorded in the Investments and Restricted investments line items within the balance sheet as of June 27, 2026 and December 27, 2025.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
Point in Time Revenue	$1,837,724	$1,799,250	2.1%	$3,264,891	$3,348,555	(2.5)%
Over Time Revenue	45,213	36,124	25.2%	79,313	82,338	(3.7)%
Total Net Sales	1,882,937	1,835,374	2.6%	$3,344,204	$3,430,893	(2.5)%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the account balances associated with over time revenue which are included in Other current assets and Other accrued liabilities, respectively (in thousands):

	June 27,	December 27,	June 28,
	2026	2025	2025
Cost and Earnings in Excess of Billings	$13,004	$4,979	$5,995
Billings in Excess of Cost and Earnings	5,511	3,961	7,888

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Numerator:
Net earnings attributable to controlling interest	$82,872	$100,734	$133,646	$179,487
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(3,278)	(3,728)	(5,263)	(6,706)
Net earnings for calculating EPS	$79,594	$97,006	$128,383	$172,781
Denominator:
Weighted average shares outstanding	56,181	59,511	56,422	60,193
Adjustment for non-vested restricted common stock equivalents	(2,374)	(2,440)	(2,388)	(2,474)
Shares for calculating basic EPS	53,807	57,071	54,034	57,719
Effect of dilutive restricted common stock equivalents	89	116	80	101
Shares for calculating diluted EPS	53,896	57,187	54,114	57,820
Net earnings per share:
Basic	$1.48	$1.70	$2.38	$2.99
Diluted	$1.48	$1.70	$2.37	$2.99

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

On June 27, 2026, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

UFP INDUSTRIES, INC.

On June 27, 2026, we had outstanding purchase commitments on commenced capital projects of approximately $108 million.

We provide a variety of warranties for products we manufacture. Historically, warranty claims have not been material. We also distribute products manufactured by other companies. While we do not warrant these products, we have received claims as a distributor of these products when the manufacturer no longer exists or no longer has the ability to pay. Historically, these costs have not had a material effect on our consolidated financial statements.

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of June 27, 2026, we had approximately $50.2 million in outstanding payment and performance bonds for open projects. We had approximately $7.5 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On June 27, 2026, we had outstanding letters of credit totaling $43.1 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of June 27, 2026, we have irrevocable letters of credit outstanding totaling approximately $39.8 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the second quarter of 2026 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions during the first six months of 2026 and during fiscal 2025, which were accounted for using the purchase method (in thousands):

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
Berry Pallets, Inc.	May 18, 2026	$19,623 consideration for 100% asset purchase	$3,426	$16,197	Packaging
	Located in Waseca, MN, Berry Pallets is a wood pallet manufacturer.
John Rock, Inc.	May 4, 2026	$47,289 consideration for 100% asset purchase	$1,787	$45,502	Packaging
	Located in Coatesville, PA, John Rock designs and manufactures new pallets.
MoistureShield, Inc.	April 6, 2026	$55,097 consideration for 100% asset purchase	$3,577	$51,520	Retail
	Located in Springdale, AR, MoistureShield is a leading manufacturer of wood plastic composite decking.
National Supply, LLC	July 14, 2025	$6,531 consideration for 100% asset purchase	$3,045	$3,486	Construction
	Located in Elkhart, IN, National Supply is a material supplier in the RV industry.
RWP West, LLC	June 16, 2025	$7,360 consideration for 100% asset purchase	$77	$7,283	Construction
	Located in Twin Falls, ID and established in 2007, RWP West serves the western portion of the US and is a manufacturer and distributor for the manufactured housing, RV, and cargo markets.

The estimated fair values of assets acquired and liabilities assumed are based on available information at the acquisition date and assumptions deemed reasonable by management, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value for intangible assets, including goodwill. As of June 27, 2026, the fair value determination of the intangible assets for the above business combinations has not been finalized, with the exception of RWP West which was finalized during the second quarter of 2026. Therefore, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

The business combinations mentioned above contributed approximately $41.0 million to net sales and a $0.6 million operating loss during the first six months of 2026. They are not significant to our operating results and thus proforma results for 2026 and 2025 are not presented.

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

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases, and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets of the Corporate segment include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., and UFP Purchasing, Inc. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments.

The tables below are presented in thousands:

	Three Months Ended June 27, 2026
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$818,743	$458,245	$526,777	$76,927	$2,245	$1,882,937
Intersegment net sales	92,215	24,632	22,317	65,045	(204,209)	—
Cost of goods sold	704,096	397,886	436,449	64,058	(9,787)	1,592,702
Gross Profit	114,647	60,359	90,328	12,869	12,032	290,235
Selling, general, administrative expenses	62,717	45,580	63,930	10,088	3,405	185,720
Net loss (gain) on disposition and impairment of assets	1,780	106	37	74	(1,695)	302
Other losses, net	404	—	129	243	21	797
Earnings from operations	49,746	14,673	26,232	2,464	10,301	103,416
Interest expense	(281)	2	(385)	(205)	2,877	2,008
Interest and investment income	(87)	—	(12)	(5,102)	(5,327)	(10,528)
Equity in earnings of investee	—	(820)	—	(106)	—	(926)
Interest and other	(368)	(818)	(397)	(5,413)	(2,450)	(9,446)
Earnings before income taxes	50,114	15,491	26,629	7,877	12,751	112,862
Income taxes	13,096	4,176	6,998	1,663	3,758	29,691
Net earnings	$37,018	$11,315	$19,631	$6,214	$8,993	$83,171
Other significant items:
Amortization expense	$919	$2,101	$674	$1,673	$116	$5,483
Depreciation expense	9,907	9,308	6,640	853	11,573	38,281
Segment assets	1,088,049	850,483	668,506	320,702	1,177,124	4,104,864
Capital expenditures	11,304	12,080	3,562	1,736	9,629	38,311

UFP INDUSTRIES, INC.

	Three Months Ended June 28, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$788,224	$428,669	$551,590	$65,026	$1,865	$1,835,374
Intersegment net sales	75,997	25,829	24,678	100,543	(227,047)	—
Cost of goods sold	674,484	358,087	451,401	51,789	(13,121)	1,522,640
Gross Profit	113,740	70,582	100,189	13,237	14,986	312,734
Selling, general, administrative expenses	58,642	43,148	63,727	10,398	9,080	184,995
Net loss (gain) on disposition and impairment of assets	1,083	1,225	211	2,616	(1,305)	3,830
Other losses (gains), net	536	—	191	302	(211)	818
Earnings from operations	53,479	26,209	36,060	(79)	7,422	123,091
Interest expense	30	3	—	(198)	2,881	2,716
Interest and investment income	(84)	—	—	(2,299)	(8,374)	(10,757)
Equity in earnings of investee	—	(798)	—	(15)	—	(813)
Interest and other	(54)	(795)	—	(2,512)	(5,493)	(8,854)
Earnings before income taxes	53,533	27,004	36,060	2,433	12,915	131,945
Income taxes	12,405	6,371	8,497	419	3,382	31,074
Net earnings	$41,128	$20,633	$27,563	$2,014	$9,533	$100,871
Other significant items:
Amortization expense	$957	$2,166	$704	$1,671	$430	$5,928
Depreciation expense	7,592	9,090	6,330	1,109	9,879	34,000
Segment assets	955,976	819,438	664,848	336,597	1,320,529	4,097,388
Capital expenditures	22,218	21,289	10,236	810	7,931	62,484

	Six Months Ended June 27, 2026
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,349,919	$852,338	$992,290	$145,432	$4,225	$3,344,204
Intersegment net sales	163,281	50,783	41,057	122,494	(377,615)	—
Cost of goods sold	1,154,710	731,631	824,345	120,840	(13,446)	2,818,080
Gross profit	195,209	120,707	167,945	24,592	17,671	526,124
Selling, general, administrative expenses	118,763	90,783	125,756	19,066	4,235	358,603
Net loss (gain) on disposition and impairment of assets	1,848	(64)	50	75	(3,259)	(1,350)
Other losses, net	459	—	552	349	14	1,374
Earnings from operations	74,139	29,988	41,587	5,102	16,681	167,497
Interest expense	(250)	4	(385)	(483)	5,745	4,631
Interest and investment income	(188)	—	(15)	(6,553)	(9,205)	(15,961)
Equity in earnings of investee	—	(782)	—	(197)	—	(979)
Interest and other	(438)	(778)	(400)	(7,233)	(3,460)	(12,309)
Earnings before income taxes	74,577	30,766	41,987	12,335	20,141	179,806
Income taxes	18,887	7,792	10,633	2,567	5,659	45,538
Net earnings	$55,690	$22,974	$31,354	$9,768	$14,482	$134,268
Other significant items:
Amortization expense	$1,755	4,204	1,349	3,313	232	$10,853
Depreciation expense	17,664	17,624	13,414	1,863	22,801	73,366
Segment assets	1,088,049	850,483	668,506	320,702	1,177,124	4,104,864
Capital expenditures	39,376	23,455	9,867	2,973	10,905	86,576

UFP INDUSTRIES, INC.

	Six Months Ended June 28, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,395,607	$838,677	$1,067,530	$125,324	$3,755	$3,430,893
Intersegment net sales	140,642	49,543	51,239	191,027	(432,451)	—
Cost of goods sold	1,200,572	698,521	876,541	101,455	(27,126)	2,849,963
Gross profit	195,035	140,156	190,989	23,869	30,881	580,930
Selling, general, administrative expenses	113,997	90,917	126,511	18,860	10,964	361,249
Net loss (gain) on disposition and impairment of assets	1,107	1,257	331	2,616	(1,557)	3,754
Other losses (gains), net	318	—	271	248	(253)	584
Earnings from operations	79,613	47,982	63,876	2,145	21,727	215,343
Interest expense	60	6	—	(531)	5,850	5,385
Interest and investment income	(174)	—	(1)	(2,607)	(19,092)	(21,874)
Equity in earnings of investee	—	(473)	—	(321)	—	(794)
Interest and other	(114)	(467)	(1)	(3,459)	(13,242)	(17,283)
Earnings before income taxes	79,727	48,449	63,877	5,604	34,969	232,626
Income taxes	17,936	10,899	14,370	1,088	8,039	52,332
Net earnings	$61,791	$37,550	$49,507	$4,516	$26,930	$180,294
Other significant items:
Amortization expense	$1,914	$4,345	$1,406	$3,272	$808	$11,745
Depreciation expense	14,902	17,987	12,521	2,053	19,478	66,941
Segment assets	955,976	819,438	664,848	336,597	1,320,529	4,097,388
Capital expenditures	54,526	46,549	16,664	1,424	10,589	129,752

The following table presents goodwill by segment as of June 27, 2026, and December 27, 2025 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 27, 2025	$84,174	$148,104	$88,397	$23,246	$—	$343,921
2026 Acquisitions	—	1,678	—	—	—	1,678
2026 Purchase Accounting Adjustments	—	—	—	—	—	—
Foreign Exchange, Net	12	—	(169)	(49)	—	(206)
Balance as of June 27, 2026	$84,186	$149,782	$88,228	$23,197	$—	$345,393

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales by business unit for each segment for the three and six months ended June 27, 2026, and June 28, 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Retail
ProWood	$669,050	$657,098	$1,109,799	$1,171,376
Deckorators	122,678	97,994	191,347	163,606
UFP Edge	27,015	33,132	48,773	60,625
Total Retail	$818,743	$788,224	$1,349,919	$1,395,607

Packaging
Structural Packaging	$282,305	$267,301	$531,598	$523,283
PalletOne	153,897	141,914	278,083	276,133
Protective Packaging	22,043	19,454	42,657	39,261
Total Packaging	$458,245	$428,669	$852,338	$838,677

Construction
Factory Built	$215,545	$229,669	$408,929	$446,888
Site-Built	186,405	202,413	337,275	393,030
Commercial	71,370	70,515	144,613	134,235
Concrete Forming	53,457	48,993	101,473	93,377
Total Construction	$526,777	$551,590	$992,290	$1,067,530

All Other	$76,927	$65,026	$145,432	$125,324

Corporate	$2,245	$1,865	$4,225	$3,755

Total Net Sales	$1,882,937	$1,835,374	$3,344,204	$3,430,893

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 26.3% in the second quarter of 2026 compared to 23.6% in the same period of 2025 and was 25.3% in the first six months of 2026 compared to 22.5% for the same period in 2025. The increase in our effective tax rate for the second quarter and for the first six months of 2026 was primarily due to $3.0 million of state income tax benefits recorded as discrete items in the second quarter of 2025 resulting from an approved reduction in our tax rate in Texas and job credits in South Carolina, and a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first six months of 2026 and 2025 (in thousands, except average share price):

	June 27, 2026
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	16	$91.01

Shares issued under the employee stock gift program	1	94.11
Shares issued under the director compensation plan	2	93.99
Shares issued under the LTSIP	121	110.39
Shares issued under the executive stock match program	26	110.55
Forfeitures	(8)
Total shares issued under stock grant programs	142	$110.01

Shares issued under the deferred compensation plan	81	$106.26

During the first six months of 2026, we repurchased 1,669,770 shares of our common stock at an average share price of $84.95.

	June 28, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	15	$102.96

Shares issued under the employee stock gift program	1	108.28
Shares issued under the director retainer stock program	39	55.10
Shares issued under the LTSIP	179	106.65
Shares issued under the executive stock match program	60	109.84
Forfeitures	(20)
Total shares issued under stock grant programs	259	$100.22

Shares issued under the deferred compensation plan	91	$108.47

During the first six months of 2025, we repurchased approximately 2,523,339 shares of our common stock at an average share price of $103.63.

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

UFP INDUSTRIES, INC.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 125,000 shares for $10.4 million, resulting in an average share price of $83.05.

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

OVERVIEW

Our results for the second quarter of 2026 include the following highlights:

●	Our net sales increased 3% compared to the second quarter of 2025, consisting of a 1% increase in organic unit sales (excluding growth from acquisitions within the last 12 months) and a 2% increase attributable to acquisitions. Organic unit sales increased 4% in our packaging segment, partially offset by a 2% decrease in our construction segment and a 1% decrease in our retail segment. Acquired businesses contributed 4%, 2%, and 1% unit increases in our packaging, retail, and construction segments, respectively. Overall selling prices were flat as higher selling prices in our ProWood business unit, driven by the pass-through of higher commodity lumber costs to customers, were offset by competitive pricing pressure in our Site Built business unit.

UFP INDUSTRIES, INC.

●	Our gross profit decreased by $23 million, or 7%, compared to the same period of the prior year. By segment, gross profit decreased by $10 million in Construction, $10 million in Packaging, and $3 million in Corporate, while Retail increased by $1 million and All Other remained flat. The overall decrease in our gross profit is primarily due to higher transportation costs across all of the business units. The impact of weaker demand on volumes and pricing in our Site Built and Pallet One was more than offset by improvements in our other business units.
●	Our operating profits decreased $20 million, or 16%, compared to the second quarter of 2025. The overall decrease is a result of the decrease in gross profit mentioned above and a $1 million increase in selling, general, and administrative (“SG&A”) expenses, partially offset by a $4 million decrease in net losses on the disposition and impairment of assets. The increase in SG&A is due to acquired business and professional and legal fees associated with acquisitions.
●	Our cash flows from operations were $61 million in the first six months of 2026 compared to $113 million during the first six months of 2025. The $52 million decline resulted from a decrease in net earnings and non-cash expenses of $50 million and an increase in our investment in net working capital since year end that was $2 million higher in the first six months of 2026 than it was in the first six months of 2025. We anticipate that this increase in net working capital will convert to cash by early in the fourth quarter as we move past the typical seasonal peak in our net working capital.
●	Our Cash and cash equivalents at the end of June 2026 was $597 million compared to $842 million at the end of June 2025. The decline in our cash is primarily due to share repurchase activity and recent business acquisitions. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $1.9 billion at the end of the second quarter of 2026.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2026	2025
January	$400	$434
February	436	442
March	443	479
April	486	485
May	484	453
June	491	431

Second quarter average	$487	$456
Year-to-date average	$457	$454

Second quarter percentage change	6.8%
Year-to-date percentage change	0.7%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 76% of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2026	2025
January	$392	$386
February	415	401
March	422	424
April	484	446
May	445	445
June	453	381

Second quarter average	$461	$424
Year-to-date average	$435	$414

Second quarter percentage change	8.7%
Year-to-date percentage change	5.1%

Finally, a Spruce Pine Fir (“SPF”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 11% of our total lumber purchases.

	Random Lengths SPF
	Average $/MBF
	2026	2025
January	$430	$480
February	457	479
March	464	526
April	491	504
May	496	446
June	508	444

Second quarter average	$498	$465
Year-to-date average	$474	$480

Second quarter percentage change	7.1%
Year-to-date percentage change	(1.3)%

Lumber prices increased during the second quarter of 2026, after declining during the first quarter. Commodity lumber costs increased due to mill curtailments and higher duties on Canadian lumber, partially offset by weak overall demand resulting from lower consumer sentiment and greater economic uncertainty.

A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

UFP INDUSTRIES, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 43.7% and 42.9% of our total net sales in the first six months of 2026 and 2025, respectively.

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

For each of the product pricing categories above, our margins are exposed to changes in the trend of lumber prices. As a result of the balance in our net sales to each of our end markets, we believe our gross profit is more stable compared to our competitors who are less diversified.

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 22% of our total net sales in the first six months of 2026. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 21% of our total purchases for the first six months of 2026 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

IMPACT OF TARIFFS ON OUR OPERATING RESULTS

The trade landscape continues to evolve. Since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and intend to make decisions quickly to minimize disruption. As of June 27, 2026, 84% of our lumber purchases were from domestic suppliers, 9% were imported from Canada, and 7% were imported from other international suppliers.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. As a result of this ruling, the U.S. Court of International Trade (“CIT”) issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. As of June 27, 2026, we have received $3 million in tariff refunds and recorded a receivable of $20 million related to the expected refund of tariffs previously paid under the IEEPA, including applicable interest, with the corresponding offsets of $20 million to Cost of goods sold, $1 million to interest income, and $2 million as a reduction to the carrying value of inventory on hand. We have certain contractual obligations that will require us to refund customers certain of the tariff refunds we receive. If we collect the entire $23 million of tariffs paid pursuant to the IEEPA, we will be required to refund approximately $11 million to customers. As a result, we recorded $11 million as a liability as of June 27, 2026, with a corresponding reduction to Net sales. Of the $9 million net increase in Earnings from operations relating to these tariff refunds, $6 million related to products sold in the current quarter and $3 million related to products sold in prior quarters. Subsequent to June 27, 2026, we received approximately $18 million of the tariff refund receivable, including related interest.

IMPACT OF HIGHER TRANSPORTATION COSTS ON OUR OPERATING RESULTS

A combination of macroeconomic and geopolitical events and capacity constraints in the flatbed carrier market have contributed to an increase in our input costs across the enterprise, primarily related to fuel and transportation. In the second quarter of 2026, we estimate that we incurred an additional $31 million of these costs which adversely impacted our profitability reflecting increased fuel costs and flatbed carrier rates as a result of many small carriers exiting the market. This has increased our cost in the “spot” market with market rates up over 30% excluding fuel. These market conditions have resulted in $6 million in additional fuel costs and $25 million in higher flatbed carrier costs. Our efforts to pass through these higher costs to our customers have been concentrated on fuel and through surcharges and increased product pricing, which resulted in an offset totaling approximately $4 million for the quarter. We plan to negotiate with our customers to pass through the remaining increase in our transportation costs, however, there are factors beyond our control, including contract terms and market conditions, that may impact our ability to be successful in these efforts. Please see “Risk Factors” below for more information.

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed three business combinations in the second quarter of 2026 and two in fiscal 2025. The annual historical sales attributable to these acquisitions are approximately $183 million in aggregate. These business combinations are not significant to our quarterly results and thus proforma results for 2026 and 2025 are not presented. See Notes to the Unaudited Interim Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.6	83.0	84.3	83.1
Gross profit	15.4	17.0	15.7	16.9
Selling, general, and administrative expenses	9.9	10.1	10.7	10.5
Net gain on disposition and impairment of assets	—	0.2	—	0.1
Other losses (gains), net	—	—	—	—
Earnings from operations	5.5	6.7	5.0	6.3
Interest and other	(0.5)	(0.5)	(0.4)	(0.5)
Earnings before income taxes	6.0	7.2	5.4	6.8
Income taxes	1.6	1.7	1.4	1.5
Net earnings	4.4	5.5	4.0	5.3
Less net earnings attributable to noncontrolling interest	—	—	—	—
Net earnings attributable to controlling interest	4.4%	5.5%	4.0%	5.2%

Note: Actual percentages are calculated and may not sum to total due to rounding.

As a result of the impact of the level of lumber prices on the percentages displayed in the table above (see Impact of the Lumber Market on Our Operating Results), we believe it is useful to compare our change in units sold with our change in gross profit, selling, general, and administrative expenses, and operating profits as presented in the following table.

	Percentage Change		Percentage Change
	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Units sold	3.0%	(3.0)%	(2.0)%	(2.0)%
Gross profit	(7.2)	(13.8)	(9.4)	(15.7)
Selling, general, and administrative expenses	0.4	(8.9)	(0.7)	(8.6)
Earnings from operations	(16.0)	(22.6)	(22.2)	(26.5)

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. Over time, we believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices. The increase in the ratio of SG&A as a percentage of gross profit from the prior year is primarily due to the impact of weak consumer demand reflecting lower selling prices as well as higher transportation costs, which have reduced our gross profit.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Gross profit	$290,235	$312,734	$526,124	$580,930
Selling, general, and administrative expenses	$185,720	$184,995	$358,603	$361,249
SG&A as percentage of gross profit	64.0%	59.2%	68.2%	62.2%

UFP INDUSTRIES, INC.

Operating Results by Segment:

Our business segments consist of Retail, Packaging and Construction, and align with the end markets we serve. Among other advantages, this structure allows for a specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit, and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, and Australia and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in “All Other” in the table below. The “Corporate” segment includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consists of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended June 27, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$818,743	$458,245	$526,777	$76,927	$2,245	$1,882,937
Cost of goods sold	704,096	397,886	436,449	64,058	(9,787)	1,592,702
Gross profit	114,647	60,359	90,328	12,869	12,032	290,235
Selling, general, administrative expenses	62,717	45,580	63,930	10,088	3,405	185,720
Net loss (gain) on disposition and impairment of assets	1,780	106	37	74	(1,695)	302
Other losses, net	404	—	129	243	21	797
Earnings from operations	$49,746	$14,673	$26,232	$2,464	$10,301	$103,416

	Three Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$788,224	$428,669	$551,590	$65,026	$1,865	$1,835,374
Cost of goods sold	674,484	358,087	451,401	51,789	(13,121)	1,522,640
Gross profit	113,740	70,582	100,189	13,237	14,986	312,734
Selling, general, administrative expenses	58,642	43,148	63,727	10,398	9,080	184,995
Net loss (gain) on disposition and impairment of assets	1,083	1,225	211	2,616	(1,305)	3,830
Other losses (gains), net	536	—	191	302	(211)	818
Earnings (loss) from operations	$53,479	$26,209	$36,060	$(79)	$7,422	$123,091

UFP INDUSTRIES, INC.

	Six Months Ended June 27, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,349,919	$852,338	$992,290	$145,432	$4,225	$3,344,204
Cost of goods sold	1,154,710	731,631	824,345	120,840	(13,446)	2,818,080
Gross profit	195,209	120,707	167,945	24,592	17,671	526,124
Selling, general, administrative expenses	118,763	90,783	125,756	19,066	4,235	358,603
Net loss (gain) on disposition and impairment of assets	1,848	(64)	50	75	(3,259)	(1,350)
Other losses, net	459	—	552	349	14	1,374
Earnings from operations	$74,139	$29,988	$41,587	$5,102	$16,681	$167,497

	Six Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,395,607	$838,677	$1,067,530	$125,324	$3,755	$3,430,893
Cost of goods sold	1,200,572	698,521	876,541	101,455	(27,126)	2,849,963
Gross profit	195,035	140,156	190,989	23,869	30,881	580,930
Selling, general, administrative expenses	113,997	90,917	126,511	18,860	10,964	361,249
Net loss (gain) on disposition and impairment of assets	1,107	1,257	331	2,616	(1,557)	3,754
Other losses (gains), net	318	—	271	248	(253)	584
Earnings from operations	$79,613	$47,982	$63,876	$2,145	$21,727	$215,343

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended June 27, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.0	86.8	82.9	83.3	—	84.6
Gross profit	14.0	13.2	17.1	16.7	—	15.4
Selling, general, administrative expenses	7.7	9.9	12.1	13.1	—	9.9
Net loss (gain) on disposition and impairment of assets	0.2	—	—	0.1	—	—
Other losses, net	—	—	—	0.3	—	—
Earnings from operations	6.1%	3.2%	5.0%	3.2%	—	5.5%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.6	83.5	81.8	79.6	—	83.0
Gross profit	14.4	16.5	18.2	20.4	—	17.0
Selling, general, administrative expenses	7.4	10.1	11.6	16.0	—	10.1
Net loss (gain) on disposition and impairment of assets	0.1	0.3	—	4.0	—	0.2
Other losses (gains), net	0.1	—	—	0.5	—	—
Earnings (loss) from operations	6.8%	6.1%	6.5%	(0.1)%	—	6.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 27, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	85.5	85.8	83.1	83.1	—	84.3
Gross profit	14.5	14.2	16.9	16.9	—	15.7
Selling, general, administrative expenses	8.8	10.7	12.7	13.1	—	10.7
Net loss (gain) on disposition and impairment of assets	0.1	—	—	0.1	—	—
Other losses, net	—	—	0.1	0.2	—	—
Earnings from operations	5.5%	3.5%	4.2%	3.5%	—	5.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Six Months Ended June 28, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.0	83.3	82.1	81.0	—	83.1
Gross profit	14.0	16.7	17.9	19.0	—	16.9
Selling, general, administrative expenses	8.2	10.8	11.9	15.0	—	10.5
Net loss (gain) on disposition and impairment of assets	0.1	0.1	—	2.1	—	0.1
Other losses (gains), net	—	—	—	0.2	—	—
Earnings from operations	5.7%	5.7%	6.0%	1.7%	—	6.3%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	Second Quarter 2026 versus Second Quarter 2025
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	3.9%	2.9%	1.0%	2.0%	(1.0)%
Packaging	6.9%	(1.1)%	8.0%	4.0%	4.0%
Construction	(4.5)%	(3.5)%	(1.0)%	1.0%	(2.0)%
All Other	18.3%	1.3%	17.0%	—%	17.0%
Corporate	20.4%	—%	20.4%	—%	20.4%
Total Sales	2.6%	(0.4)%	3.0%	2.0%	1.0%

	% Change
	Year-to-Date 2026 versus Year-to-Date 2025
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(3.3)%	1.7%	(5.0)%	1.0%	(6.0)%
Packaging	1.6%	(1.4)%	3.0%	3.0%	—%
Construction	(7.0)%	(4.0)%	(3.0)%	1.0%	(4.0)%
All Other	16.0%	(1.0)%	17.0%	—%	17.0%
Corporate	12.5%	—%	12.5%	—%	12.5%
Total Sales	(2.5)%	(0.5)%	(2.0)%	1.0%	(3.0)%

●	Expanding geographically in our higher margin core businesses.
●	Increasing our sales of “value-added” products and enhancing our product offering with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood-alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 80% of our sales consist of products we manufacture at our locations, while 20% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended June 27, 2026		Three Months Ended June 28, 2025
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	51.7%	48.3%	52.6%	47.4%
Packaging	76.5%	23.5%	74.8%	25.2%
Construction	82.8%	17.2%	80.7%	19.3%
All Other	76.1%	23.9%	66.4%	33.6%
Corporate	72.6%	27.4%	81.0%	19.0%
Total Sales	67.3%	32.7%	67.0%	33.0%

	Six Months Ended June 27, 2026		Six Months Ended June 28, 2025
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	51.4%	48.6%	52.1%	47.9%
Packaging	75.9%	24.1%	75.0%	25.0%
Construction	82.9%	17.1%	80.4%	19.6%
All Other	74.7%	25.3%	77.3%	22.7%
Corporate	78.5%	21.5%	73.5%	26.5%
Total Sales	67.8%	32.2%	67.2%	32.8%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products were up 4% in the second quarter and down 1% in the first six months of 2026 compared to the prior year. Our overall unit sales of commodity-based products were flat in the second quarter and down 3% in the first six months of 2026 compared to the prior year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the second quarter and first six months of 2026 increased 33% and 26%, respectively. The increase in the second quarter was primarily attributable to sales of Venture and Surestone™ decking products in our Retail segment, mixed-material products for a key national customer in our Packaging segment, and exterior siding and cladding products, light-gauge metal components, and concrete forming products in our Construction segment. Approximately $13.8 million of new product sales for the first six months of 2025, while they continue to be sold, were sunset in 2026 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $560 million in 2026. For the first six months of 2026, new product sales totaled $272 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	June 27,	% of Segment	June 28,	% of Segment	% Change
	2026	Net Sales	2025	Net Sales	in Sales
Retail	$80,113	9.8%	67,243	8.5%	19.1%
Packaging	53,036	11.6%	38,522	9.0%	37.7%
Construction	23,962	4.5%	12,297	2.2%	94.9%
All Other	315	0.4%	27	0.0%	1,066.7%
Corporate	572	25.5%	908	48.7%	(37.0)%
Total New Product Sales	157,998	8.4%	118,997	6.5%	32.8%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

	New Product Sales by Segment
	Six Months Ended
	June 27,	% of Segment	June 28,	% of Segment	% Change
	2026	Net Sales	2025	Net Sales	in Sales
Retail	$127,521	9.4%	$111,653	8.0%	14.2%
Packaging	101,962	12.0%	78,981	9.4%	29.1%
Construction	41,224	4.2%	23,727	2.2%	73.7%
All Other	536	0.4%	220	0.2%	143.6%
Corporate	1,097	26.0%	1,325	35.3%	(17.2)%
Total New Product Sales	272,340	8.1%	215,906	6.3%	26.1%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the second quarter of 2026 increased by 4% compared to the same period of 2025 due to a 3% increase in selling prices and a 2% increase due to acquisitions, partially offset by a 1% decrease in organic unit sales. Organic unit changes within this segment consisted of a 17% decrease in Edge and a 1% decrease in ProWood, partially offset by a 9% increase in Deckorators. Of the 25% year over year increase in net sales for our Deckorators business unit, wood-plastic composite decking and mineral-based-composite decking (sold under our new Surestone tradename) increased 85% and 37%, respectively. An acquired business contributed 13% in sales growth to Deckorators and 51% in sales growth to wood-plastic composite decking sales. These increases were partially offset by railings which declined 17%. Our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, increased approximately 2%, while unit sales to independent retailers, which we believe are more closely correlated to new housing starts, decreased approximately 2%. The decline in ProWood volume is primarily due to weaker consumer sentiment and economic uncertainty resulting in a softening of demand to complete repair and remodel projects.

Gross profit increased by $1 million, or 1% to $115 million for the second quarter of 2026 compared to the same period of 2025. The change in gross profit was attributable to the following:

●	The gross profit of our Edge business unit improved by $3 million as a result of cost savings from the closure of the Bonner, MT facility and restructuring of this business unit which led to operational improvements.
●	The gross profit of our Deckorators business unit increased by $1 million despite higher transportation costs. This business unit continues to make progress optimizing new capacity and we anticipate a higher profit contribution on growth in future quarters.
●	The gross profit of our ProWood pressure-treated products decreased by $3 million, due to higher transportation costs.

SG&A increased by $4 million, or 7%, in the second quarter of 2026 compared to the same period of 2025. The increase was caused by a $1 million increase due to acquired operations, a $1 million increase in professional fees, and a $2 million increase in expenses across several other categories. Accrued bonus expense, which varies with overall profitability and return on investment of the segment remained flat from the second quarter of 2025 and totaled $15 million for the quarter.

Earnings from operations decreased in the second quarter of 2026 compared to the same period of 2025 by $4 million, or 7%, as a result of the factors mentioned above.

Net sales in the first six months of 2026 decreased by 3% compared to the same period of 2025, due to a 6% decrease in organic units, partially offset by a 2% increase in selling prices and a 1% increase due to acquisitions. Organic unit changes within this segment consisted of decreases of 18% in Edge and 7% in ProWood, partially offset by a 5% increase in Deckorators. Within our Deckorators business unit, our mineral-based-composite decking sales increased by 33% as consumers continue to see the benefits of its superior product attributes, and wood-plastic composite decking increased by 51%. An acquired business contributed an additional 9% in sales growth to Deckorators and 30% in sales growth to wood-plastic composite decking sales. These increases were partially offset by a 13% decrease in railing sales. Unit sales to big box customers decreased approximately 5%, while unit sales to independent retailers decreased approximately 4%.

UFP INDUSTRIES, INC.

Gross profit remained flat for the first six months of 2026 compared to the same period in 2025. The components of gross profit were as follows:

●	The gross profit of our ProWood business unit decreased $7 million, primarily due to a decline in unit sales in the first quarter and higher transportation costs in the second quarter.
●	The gross profit of our Edge business unit improved by $4 million as a result of cost savings from the closure of the Bonner, MT facility and restructuring of this business unit which led to operational improvements.
●	The gross profit of our Deckorators business unit increased by $3 million despite higher transportation costs.

SG&A increased by approximately $5 million, or 4%, in the first six months of 2026 compared to the same period of 2025. The overall increase was due to a $1 million increase due to acquired operations, a $2 million increase in professional fees, and a $3 million increase in expenses across several other categories. These increases were partially offset by a decline in accrued bonus expense of $1 million, which totaled $24 million for the first six months of 2026.

Earnings from operations decreased in the first six months of 2026 compared to the same period of 2025 by $6 million, or 7%, as a result of the factors mentioned above.

Packaging Segment

Net sales in the second quarter of 2026 increased 7% compared to the same period of 2025, due to a 4% increase in organic unit sales and a 4% contribution from business acquisitions. These increases were partially offset by a 1% decrease in selling prices. Organic unit changes consist of a 15% increase in Protective Packaging and an 8% increase in Structural Packaging, partially offset by a 3% decrease in PalletOne. Acquisitions contributed an additional 12% in unit sales growth to PalletOne.

Gross profit decreased by $10 million, or 14%, for the second quarter of 2026 compared to the same period of 2025. The change in gross profit was attributable to the following:

●	The gross profit of our PalletOne business unit decreased by $6 million primarily due to increased material and transportation costs.
●	The gross profit of our Structural Packaging business unit decreased by $3 million due to an increase in transportation costs, partially offset by organic unit growth.
●	The gross profit of our Protective Packaging business unit decreased by $1 million compared to the same period of 2025, resulting from unabsorbed manufacturing overhead costs associated with two new greenfield locations.

SG&A increased by approximately $2 million, or 6%, in the second quarter of 2026 compared to the same period of 2025. The increase is attributable to a one-time write-off on an earnout liability in 2025 for $2 million, a $1 million increase due to acquired operations, and a $1 million increase in expenses across several other categories. The increases were offset by accrued bonus expense, which decreased approximately $2 million relative to the same period of 2025 and totaled $6 million for the quarter.

Earnings from operations decreased in the second quarter of 2026 compared to the same period of 2025 by $12 million, or 44%, due to the factors discussed above.

Net sales in the first six months of 2026 increased 2% compared to the same period of 2025, due to acquired businesses which contributed 3% to unit growth, partially offset by a 1% decrease in selling prices. Organic unit changes consist of a 10% increase in Protective Packaging and a 4% increase in Structural Packaging, offset by a 7% decrease in PalletOne. Acquisitions contributed an additional 7% in unit sales growth to PalletOne.

Gross profit decreased by $19 million, or 14%, for the first six months of 2026 compared to the same period in 2025. The change in gross profit was attributable to the following.

UFP INDUSTRIES, INC.

●	The gross profit of our PalletOne business unit decreased by $11 million primarily due to weak demand and increased material and transportation costs.
●	The gross profit of our Structural Packaging business unit decreased by $6 million primarily due to higher transportation costs.
●	The gross profit of our Protective Packaging business unit decreased $2 million compared to the same period of 2025, resulting from unabsorbed manufacturing overhead costs associated with two new greenfield locations.

SG&A remained flat for first six months of 2026 compared to the same period of 2025. Accrued bonus expense decreased $4 million, and totaled $12 million for the six months of 2026. The decrease was offset by a one-time write off on an earnout liability in 2025 for $2 million, a $1 million increase due to acquired businesses, and a $1 million increase in bad debt expense.

Earnings from operations decreased in the first six months of 2026 compared to the same period 2025 by $18 million, or 38%, due to the factors discussed above, partially offset by a decrease in the net loss on disposition and impairment of assets, which primarily related to a $1 million lease impairment in 2025.

Construction Segment

Net sales in the second quarter of 2026 decreased 4% compared to the same period of 2025 due to a 3% decrease in selling prices due to competitive price pressure in our Site-Built business unit and a 2% decrease in organic unit sales, partially offset by a 1% contribution from acquisitions. We experienced organic unit sales decreases of 6% in Factory Built and 3% in Site-Built due to weaker demand for housing, which was partially offset by an 11% increase in Commercial and a 6% increase in Concrete Forming.

Gross profit decreased by $10 million, or 10%, in the second quarter of 2026 compared to the same period of 2025. The change in our gross profit was attributable to the following:

●	The gross profit of our Site-Built housing business unit decreased by $15 million, primarily due to weak demand and competitive pricing as housing starts have declined due to affordability challenges and economic uncertainty.
●	The gross profit of our Factory-Built business unit decreased by $2 million primarily due to lost market share of certain low margin commodity products.
●	The gross profit of our Commercial construction business unit increased by $6 million due to an increase in unit sales and productivity improvements.
●	The gross profit of our Concrete-Forming business unit increased by $1 million due to an increase in unit sales.

SG&A remained flat in the second quarter of 2026 compared to the same period of 2025. Accrued bonus expense decreased by $2 million and totaled $9 million for the quarter. The decrease in accrued bonus expense was offset by increases of $1 million in wages and benefits and $1 million in travel expenses.

Earnings from operations decreased in the second quarter of 2026 compared to the same period of 2025 by $10 million, or 27%, due to the factors mentioned above.

Net sales in the first six months of 2026 decreased 7% compared to the same period of 2025 and consisted of a 4% decrease in selling prices and a 4% decrease in unit organic sales, partially offset by a 1% contribution from acquisitions. Organic unit changes within this segment consist of decreases of 7% in Factory Built and 8% in Site Built, partially offset by increases of 13% in Commercial and 10% in Concrete Forming.

Gross profit decreased by $23 million, or 12%, for the first six months of 2026 compared to the same period of 2025. The change in our gross profit was attributable to the following:

UFP INDUSTRIES, INC.

●	The gross profit of our Site-Built housing business unit decreased by $34 million, primarily due to weak demand and competitive pricing as housing starts have declined primarily due to affordability challenges and economic uncertainty.
●	The gross profit of our Commercial construction business unit increased by $10 million due higher volumes and productivity improvements.
●	The gross profit of our Concrete-Forming business unit increased by $1 million due to an increase in unit sales.
●	The gross profit of our Factory-Built business unit remained flat.

SG&A decreased by approximately $1 million, or 1%, in the first six months of 2026 compared to the same period of 2025. Accrued bonus expenses decreased $5 million and totaled $15 million for the first six months of 2026. The decrease in SG&A was partially offset by increases in wages and benefits totaling $2 million, professional fees totaling $1 million and travel expenses totaling $1 million.

Earnings from operations decreased in the first six months of 2026 compared to the same period of 2025 by $22 million, or 35%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant and net sales to external customers initiated by UFP Purchasing, UFP Transportation, and UFP Real Estate. In 2026 we modified our cost allocation methods to more closely approximate actual.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 26.3% in the second quarter of 2026 compared to 23.6% in the same period of 2025 and was 25.3% in the first six months of 2026 compared to 22.5% for the same period in 2025. The increase in our effective tax rate for the second quarter and for the first six months of 2026 was primarily due to $3 million of state income tax benefits recorded as discrete items in the second quarter of 2025 resulting from an approved reduction in our tax rate in Texas and job credits in South Carolina, and a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

UFP INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Six Months Ended
	June 27,	June 28,
	2026	2025
Cash from operating activities	$60,645	$113,138
Cash used in investing activities	(204,035)	(149,579)
Cash used in financing activities	(183,233)	(302,338)
Effect of exchange rate changes on cash	419	2,176
Net change in all cash and cash equivalents	(326,204)	(336,603)
Cash, cash equivalents, and restricted cash, beginning of period	925,071	1,179,594
Cash, cash equivalents, and restricted cash, end of period	$598,867	$842,991

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle remained at 59 days during the second quarter of 2026 and increased to 63 days from 60 days during the first six months of 2026 compared to the same periods of the prior year.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Days of sales outstanding	35	35	35	35
Days supply of inventory	36	36	41	38
Days of payables outstanding	(12)	(12)	(13)	(13)
Days in cash cycle	59	59	63	60

The increase in our days supply of inventory for the first six months of 2026 is due to slower inventory turns in our Retail segment as a result of an increase in safety stock and weaker than anticipated demand in the first quarter. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% at the end of the second quarter of 2026 and 2025.

In the first six months of 2026, our cash flows from operations were $61 million which consisted of net earnings of $134 million and $95 million of non-cash expenses, partially offset by a $169 million increase in working capital since the end of December 2025 due to seasonal demand. Our cash flows from operations decreased by $52 million compared to the same period of 2025 primarily due to the decline in our net earnings as well as the increase in our investment in net working capital since year end, which was $2 million higher in the first six months of 2026 compared to the first six months of 2025. We anticipate the seasonal increase in net working capital in 2026 will be converted to cash by early in the fourth quarter.

UFP INDUSTRIES, INC.

Purchases of property, plant, and equipment comprised $87 million of our cash used in investing activities during the first six months of 2026. Outstanding purchase commitments on existing capital projects totaled approximately $108 million on June 27, 2026. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Deckorators business units, to achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. Cash used for acquisitions during the first six months of 2026 totaled $122 million (refer to Note F to our unaudited interim condensed consolidated financial statements).

Cash flows used in financing activities during the first six months of 2026 primarily consisted of the following:

●	We repurchased 1,669,770 shares of our common stock for $142 million during the first six months of 2026 at an average price of $84.95 per share. Of this amount, 14,187 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards which vested in the current year. The shares were purchased at an average price of $98.07 per share, totaling $1.4 million.
●	Dividends paid during the first six months of 2026 were $40 million. The quarterly dividend of $0.36 per share represents a 3% increase from the quarterly dividend of $0.35 per share paid in 2025.

On June 27, 2026, we had no amount outstanding on our $750 million revolving credit facility, and we had approximately $708 million in remaining availability after considering $42 million in outstanding letters of credit under the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets that may be sold. We were in compliance with all of our covenant requirements as of June 27, 2026.

At the end of the second quarter of 2026, we had approximately $1.9 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $575 million in remaining borrowing capacity.

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

FORWARD OUTLOOK

Our long-term financial goals include:

●	Growing our annual unit sales by 7 to 10 percent (including smaller tuck-in acquisitions) with at least 10 percent of all sales coming from new products;
●	Achieving and sustaining a 12.5 percent adjusted EBITDA margin by continuing to enhance our capabilities and grow our portfolio and sales of value-added products, expanding geographically in our higher margin business units, and achieving operating improvements;
●	Earning an incremental return on new investment over our hurdle rate of 15 percent; and
●	Maintaining a conservative capital structure.

UFP INDUSTRIES, INC.

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals. However, in the short-term, demand in our markets has contracted due to a variety of macro-economic and geopolitical factors, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans to reduce or eliminate capacity at locations that are not meeting our profitability targets and reduce our SG&A costs. At the beginning of 2025, we announced that our goal through these actions was to improve our operating profits by $60 million by the end of 2026. We are on track to deliver the remaining $25 million or more from this cost out program by year end, with most to be realized in the third and fourth quarters. Additionally, we anticipate:

●	Core SG&A will be approximately $580 million for the year. In addition, we anticipate sales incentives will be 3% of gross profit (3% of gross profit in 2025), bonus expense will range from 17% to 18% of pre-bonus operating profits (17% of pre-bonus operating profits in 2025), and vesting expense associated with incentive shares granted in prior years will total $24 million ($28 million in 2025).
●	Depreciation, amortization and other non-cash expenses will be approximately $211 million for the year.
●	An annual effective tax rate between 25% and 26%.

The following factors should be considered when evaluating our future sales and gross profit:

●	We anticipate lumber prices will remain near current levels, and experience typical seasonal trends, until there is a substantial change in the balance of supply and demand. Transportation constraints may also cause prices to remain elevated, mitigating a typical decline in prices as the peak selling season comes to an end. In the event new tariffs are enacted on imports, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to new tariffs without adverse financial impact after a short adjustment period. Approximately 84% of our purchases of lumber are from domestic sources.
●	A combination of macroeconomic and geopolitical events and capacity constraints in the flatbed carrier market have resulted in an increase in certain of our input and transportation costs. We anticipate that these costs will remain elevated for the foreseeable future. While our intention and operating practices are to pass these costs on to customers in our pricing, there are a variety of factors beyond our control that may impact our ability to be successful in these efforts.
●	Retail sales accounted for 40% of our net sales for the first six months of 2026. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be down low single digits for the remainder of 2026. We anticipate market growth and share gains in our composite decking and railing products will contribute approximately $100 million of sales growth in our Deckorators business unit in 2026, however our current backlog of ordered but unshipped Surestone™ decking is approximately $30 million as we continue to make progress optimizing capacity. We anticipate recent investments in equipment to improve the manufacturing throughput and lower the cost of our Surestone™ decking products will result in margin improvements in those products in 2026 as the new capacity is effectively brought on-line and once the higher cost inventory is sold.
●	Packaging sales accounted for 25% of our net sales for the first six months of 2026. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be down low single digits for the remainder of 2026, primarily due to softening demand in our PalletOne business unit. We anticipate share gains in each of our business units will help mitigate weaker demand.

UFP INDUSTRIES, INC.

●	Construction sales accounted for 30% of our net sales for the first six months of 2026.
-	The Site-Built business unit accounted for approximately 10% of our net sales for the first six months of 2026. Approximately one-third of site-built customers are multifamily builders. The industry consensus estimate of national housing starts for 2026 is 1.35 million, with estimates generally predicting flat to mid-single digit growth in the coming year with multi-family showing slightly weaker performance compared to single-family. We anticipate demand in the regions we operate to be down low to mid-single digits for the remainder of 2026. Despite the softer near-term demand outlook, our backlog has increased as a result of several newly awarded projects for which contracts are in place, with projected margins generally consistent with those of other recent projects. As of June 27, 2026 and June 28, 2025, we estimate that our backlog of orders in our Site-Built housing business unit were $117 million and $59 million, respectively. The increase was primarily related to multi-family projects in the Northeast.
-	The Factory-Built housing business unit accounted for 12% of our net sales for the first six months of 2026. When evaluating future demand, we analyze data from production and shipments of manufactured housing. Year to date industry production is down 8%. We currently believe overall demand will be down low to mid-single digits for the remainder of 2026.
-	The Commercial construction and Concrete Forming business units accounted for approximately 8% of our net sales for the first six months of 2026. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate modest growth in overall demand of these business units for the remainder of 2026.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions.

●	On July 22, 2026, our board approved a quarterly cash dividend of $0.36 per share, which represents a 3% increase from the 2025 dividend rate. This dividend is payable on September 15, 2026, to shareholders of record on September 1, 2026. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On May 29, 2026, our board authorized the repurchase of up to $300 million worth of our shares through April 30, 2027. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will allocate more of our free cash flow to opportunistically buy shares when the price trades at pre-determined levels we believe are at a significant discount to intrinsic value. Through August 4, 2026, we have approximately $273 million of remaining availability under this authorization.
●	Our targeted range for capital expenditures for 2026 is $175 to $200 million and will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential for new and value-added products. Certain planned capital projects have been canceled as we evaluated acquisition opportunities as an alternative means of adding capacity rather than investing in greenfield operations.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

We are subject to fluctuations in the price of lumber. We experience significant fluctuations in the cost of commodity lumber products from primary producers (the “Lumber Market”). A variety of factors over which we have no control, including government regulations, tariffs and trade policies, transportation, environmental regulations, weather conditions, economic conditions, and natural disasters, impact the cost of lumber products and our selling prices. While we attempt to minimize our risk from severe price fluctuations, substantial, prolonged trends in lumber prices can affect our sales, cost of materials, and gross profit. (See “Impact of the Lumber Market on Our Operating Results”).

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a–15(e) and 15d–15(e)) in the manner required by SEC Rule 13a-15(b) and 15d-15(b), have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in Internal Controls. During the quarter ended June 27, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 27, 2025, as updated by the Part II - Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026.

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

On May 1, 2026, the Company issued 1,196 shares of its common stock to non-employee directors as part of the annual retainer payable to directors in stock (i.e., shares that were issued on a current basis and not deferred pursuant to the Plan). The Company issued all shares described in this paragraph pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

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

The Company issued all shares described in this paragraph pursuant to an exemption under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the DCP. On February 19, 2026, we issued a total of 61,748 shares to employees who elected to defer a portion of their annual incentive bonus into our common stock. In addition, shares were issued on the respective employees’ last payroll dates in each month. During 2026 we issued 19,428 shares to employees who elected to defer a portion of their salaries into our common stock, which were as follows:

Common stock
Date issued	shares issued
January 29, 2026	39
January 30, 2026	2,872
February 26, 2026	38
February 27, 2026	2,896
March 26, 2026	45
March 28, 2026	3,233
April 30, 2026	44
April 30, 2026	3,293
May 28, 2026	49
May 29, 2026	3,624
June 25, 2026	44
June 27, 2026	3,251
Total common stock shares issued	19,428
(b)	N/A.

UFP INDUSTRIES, INC.

(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
March 29 - May 2, 2026	215,323	$89.63	215,323	$76,662,655
May 3 - 30, 2026	924,256	82.65	924,256	274,012
May 31 - June 27, 2026	195,650	82.46	195,650	283,867,125

Note: May includes 2,191 shares tendered by certain employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards. The Company treats these share repurchases against its board-approved share repurchase authorizations described below.

(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs.
(1)	A total of 1,139,579 shares reported as repurchased between March 29, 2026 and May 30, 2026 in the table above were repurchased pursuant to the share repurchase authorization approved by our board on July 23, 2025 to repurchase up to $300 million worth of our common stock through July 31, 2026. On and effective as of May 29, 2026, our board authorized the repurchase of up to $300 million worth of shares of our common stock through the period ending April 30, 2027. This authorization supersedes and replaces any prior authorization. The balance of shares reported for the period from May 31, 2026, through June 27, 2026 were purchased pursuant to the new share authorization.

Item 5. Other Information.

During the quarter ended June 27, 2026, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UFP INDUSTRIES, INC.

Date: August 5, 2026	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Date: August 5, 2026	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer