Form 10-Q
period 2026-09-26
UFP INDUSTRIES INC
filed 2026-11-04
CIK 912767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 26, 2026
Common stock, $1 par value	54,595,341

=

UFP INDUSTRIES, INC.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of United States dollars, except share data)	September 26,	December 27,	September 27,
	2026	2025	2025
Assets
Current assets
Cash and cash equivalents	$677,446	$914,199	$1,008,632
Restricted cash	1,093	10,872	3,062
Investments	47,526	34,374	33,926
Accounts receivable, net	684,638	475,959	607,537
Inventories:
Raw materials	389,597	380,206	354,021
Finished goods	357,932	341,814	313,397
Total inventories	747,529	722,020	667,418
Income taxes receivable	17,010	38,373	2,571
Assets held for sale	488	6,340	7,230
Other current assets	81,431	66,515	56,708
Total current assets	2,257,161	2,268,652	2,387,084
Deferred income taxes	10,097	8,025	5,231
Restricted investments	51,796	50,540	48,488
Right of use assets	167,367	115,790	123,369
Other assets	99,545	102,433	106,708
Goodwill	345,632	343,921	342,145
Indefinite-lived intangible assets	7,359	7,336	7,324
Other intangible assets, net	124,055	133,616	139,305
Property, plant and equipment:
Property, plant and equipment	2,093,944	1,936,470	1,900,849
Less accumulated depreciation and amortization	(1,022,990)	(943,890)	(924,952)
Property, plant and equipment, net	1,070,954	992,580	975,897
Total assets	$4,133,966	$4,022,893	$4,135,551
Liabilities, temporary equity and shareholders’ equity
Current liabilities
Accounts payable	$279,768	$205,932	$231,905
Accrued compensation and benefits	189,204	188,354	183,619
Other accrued liabilities	82,986	71,039	82,537
Current portion of lease liability	26,964	27,997	28,767
Current portion of long-term debt	5,247	899	5,386
Total current liabilities	584,169	494,221	532,214
Long-term debt and finance lease obligations	229,114	228,859	229,007
Lease liability	150,111	99,085	106,100
Deferred income taxes	82,944	83,205	30,270
Other liabilities	31,067	28,816	29,687
Total liabilities	1,077,405	934,186	927,278
Temporary Equity
Redeemable noncontrolling interest	476	4,463	5,018
Shareholders’ equity
Controlling interest shareholders’ equity:
Preferred stock, no par value; shares authorized 1,000,000; issued and outstanding, none	—	—	—
Common stock, $1 par value; shares authorized 240,000,000; issued and outstanding, 54,595,341, 56,591,900 and 58,257,224	54,595	56,592	58,257
Additional paid-in capital	476,506	444,828	434,441
Retained earnings	2,505,340	2,559,375	2,689,507
Accumulated other comprehensive (loss) income	(687)	1,564	(1,760)
Total controlling interest shareholders’ equity	3,035,754	3,062,359	3,180,445
Noncontrolling interest	20,331	21,885	22,810
Total shareholders’ equity	3,056,085	3,084,244	3,203,255
Total liabilities, temporary equity and shareholders’ equity	$4,133,966	$4,022,893	$4,135,551

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands of United States dollars, except per share data)	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net sales	$1,732,836	$1,559,627	$5,077,040	$4,990,520
Cost of sales	1,487,915	1,296,946	4,305,995	4,146,909
Gross profit	244,921	262,681	771,045	843,611

Operating expenses
Selling, general and administrative expenses	178,091	170,030	536,694	531,279
Net (gain) loss on disposition and impairments of assets	(3,184)	2,458	(4,534)	6,212
Other (income) losses, net	(142)	722	1,232	1,306
Total operating expenses	174,765	173,210	533,392	538,797

Earnings from operations	70,156	89,471	237,653	304,814

Interest and other
Interest expense	2,708	2,757	7,339	8,142
Interest and investment income	(7,337)	(12,142)	(23,298)	(34,016)
Equity in earnings of investee	(2,087)	(278)	(3,066)	(1,072)
Total interest and other	(6,716)	(9,663)	(19,025)	(26,946)

Earnings before income taxes	76,872	99,134	256,678	331,760
Income taxes	18,239	23,592	63,777	75,924
Net earnings	58,633	75,542	192,901	255,836
Less net earnings attributable to noncontrolling interest	(668)	(196)	(1,290)	(1,003)
Net earnings attributable to controlling interest	$57,965	$75,346	$191,611	$254,833

Earnings per share - basic	$1.05	$1.29	$3.43	$4.29
Earnings per share - diluted	$1.05	$1.29	$3.43	$4.28

Other comprehensive income:
Net earnings	58,633	75,542	$192,901	$255,836
Other comprehensive (loss) income	(910)	507	(2,062)	15,426
Comprehensive income	57,723	76,049	190,839	271,262
Less comprehensive income attributable to noncontrolling interest	(396)	(487)	(1,479)	(2,878)
Comprehensive income attributable to controlling interest	$57,327	$75,562	$189,360	$268,384

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Loss	Interest (NCI)	Total	Equity
Balance on December 27, 2025	$56,592	$444,828	$2,559,375	$1,564	$21,885	$3,084,244	$4,463
Net earnings			50,774		305	51,079	18
Foreign currency translation adjustment				(1,220)	(6)	(1,226)	(59)
Unrealized gain on debt securities				382		382
Distributions to NCI					(1,082)	(1,082)
Purchase of remaining NCI of subsidiary						—	(3,937)
Other		(167)				(167)
Cash dividends - $0.36 per share - quarterly			(20,456)			(20,456)
Issuance of 7,575 shares under employee stock purchase plan	8	570				578
Issuance of 144,425 shares under stock grant programs	144	1,896	38			2,078
Issuance of 70,871 shares under deferred compensation plans	71	(71)				—
Repurchase of 334,541 shares	(335)	(1,193)	(28,501)			(30,029)
Expense associated with share-based compensation arrangements		8,409				8,409
Accrued expense under deferred compensation plans		6,881				6,881
Balance on March 28, 2026	$56,480	$461,153	$2,561,230	$726	$21,102	$3,100,691	$485
Net earnings			82,872		299	83,171
Foreign currency translation adjustment				(162)	526	364
Unrealized loss on debt securities				(613)		(613)
Other		(1,169)				(1,169)
Cash dividends - $0.36 per share - quarterly			(19,934)			(19,934)
Issuance of 8,452 shares under employee stock purchase plan	8	655				663
Net forfeitures of 2,267 shares under stock grant programs	(2)	47	2			47
Issuance of 10,305 shares under deferred compensation plans	10	(10)				—
Repurchase of 1,335,229 shares	(1,335)	(184)	(110,300)			(111,819)
Expense associated with share-based compensation arrangements		6,948				6,948
Accrued expense under deferred compensation plans		1,094				1,094
Balance on June 27, 2026	$55,161	$468,534	$2,513,870	$(49)	$21,927	$3,059,443	$485
Net earnings			57,965		668	58,633	—
Foreign currency translation adjustment				(61)	(263)	(324)	(9)
Unrealized loss on debt securities				(577)		(577)
Other		(425)				(425)
Distributions to NCI					(2,001)	(2,001)
Cash dividends - $0.36 per share - quarterly			(19,809)			(19,809)
Issuance of 8,621 shares under employee stock purchase plan	9	574				583
Net forfeitures of 4,596 shares under stock grant programs	(5)	57	3			55
Issuance of 10,994 shares under deferred compensation plans	11	(11)				—
Repurchase of 581,169 shares	(581)	(66)	(46,689)			(47,336)
Expense associated with share-based compensation arrangements		6,728				6,728
Accrued expense under deferred compensation plans		1,115				1,115
Balance on September 26, 2026	$54,595	$476,506	$2,505,340	$(687)	$20,331	$3,056,085	$476

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(Unaudited)

(in thousands of United States dollars,	Controlling Interest Shareholders’ Equity
except share and per share data)		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Noncontrolling		Temporary
	Stock	Capital	Earnings	Earnings (Loss)	Interest (NCI)	Total	Equity
Balance on December 28, 2024	$60,724	$403,379	$2,775,280	$(15,311)	$20,553	$3,244,625	$5,366
Net earnings (loss)			78,753		853	79,606	(183)
Foreign currency translation adjustment				2,744	(31)	2,713	(2)
Unrealized gain on debt securities				470		470
Other		(355)				(355)	99
Cash dividends - $0.35 per share - quarterly			(21,322)			(21,322)
Issuance of 7,197 shares under employee stock purchase plan	7	643				650
Issuance of 232,101 shares under stock grant programs	232	3,055	101			3,388
Issuance of 80,341 shares under deferred compensation plans	81	(81)				—
Repurchase of 649,060 shares	(649)	(9,460)	(59,991)			(70,100)
Expense associated with share-based compensation arrangements		11,493				11,493
Accrued expense under deferred compensation plans		7,888				7,888
Balance on March 29, 2025	$60,395	$416,562	$2,772,821	$(12,097)	$21,375	$3,259,056	$5,280
Net earnings (loss)			100,734		376	101,110	(239)
Foreign currency translation adjustment				10,239	1,615	11,854	2
Unrealized loss on debt securities				(118)		(118)
Other		(1,818)				(1,818)	210
Distributions to NCI					(285)	(285)
Cash dividends - $0.35 per share - quarterly			(20,656)			(20,656)
Issuance of 7,593 shares under employee stock purchase plan	8	636				644
Issuance of 26,949 shares under stock grant programs	27	17	1			45
Issuance of 10,998 shares under deferred compensation plans	10	(10)				—
Repurchase of 1,874,279 shares	(1,874)	(13)	(189,506)			(191,393)
Expense associated with share-based compensation arrangements		8,755				8,755
Accrued expense under deferred compensation plans		1,269				1,269
Balance on June 28, 2025	$58,566	$425,398	$2,663,394	$(1,976)	$23,081	$3,168,463	$5,253
Net earnings (loss)			75,346		253	75,599	(55)
Foreign currency translation adjustment				(354)	471	117	(180)
Unrealized gain on debt securities				570		570
Other		(177)				(177)
Distributions to NCI					(995)	(995)
Cash dividends - $0.35 per share - quarterly			(20,512)			(20,512)
Issuance of 7,299 shares under employee stock purchase plan	7	565				572
Net forfeitures of 30,601 shares under stock grant programs	(30)	37	37			44
Issuance of 10,940 shares under deferred compensation plans	11	(11)				—
Repurchase of 296,562 shares	(297)	(22)	(28,758)			(29,077)
Expense associated with share-based compensation arrangements		7,497				7,497
Accrued expense under deferred compensation plans		1,154				1,154
Balance on September 27, 2025	$58,257	$434,441	$2,689,507	$(1,760)	$22,810	$3,203,255	$5,018

See notes to unaudited interim condensed consolidated financial statements.

UFP INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of United States dollars)	Nine Months Ended
	September 26,	September 27,
	2026	2025
Cash flows from operating activities:
Net earnings	$192,901	$255,836
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	113,209	101,574
Amortization of intangibles	16,506	17,666
Expense associated with share-based and grant compensation arrangements	22,257	27,906
Deferred income taxes	(2,470)	(393)
Unrealized gain on investments and other	(4,241)	(2,195)
Impairment of investments	4,000	—
Equity in earnings of investee	(3,066)	(1,072)
Net (gain) loss on sale, disposition and impairment of assets	(4,585)	3,812
Impairment of goodwill and other intangibles	51	2,400
Gain from reduction of estimated earnout liability	—	(1,855)
Changes in:
Accounts receivable	(199,161)	(104,813)
Inventories	(1,405)	61,025
Accounts payable and cash overdraft	67,016	6,243
Accrued liabilities and other	33,504	32,988
Net cash from operating activities	234,516	399,122
Cash flows used in investing activities:
Capital expenditures	(122,715)	(205,504)
Proceeds from sale of property, plant and equipment	19,188	17,308
Acquisitions and purchases of noncontrolling interest, net of cash received	(123,097)	(17,626)
Purchases of investments	(28,379)	(27,388)
Proceeds from sale of investments	15,702	14,464
Other	3,201	1,535
Net cash used in investing activities	(236,100)	(217,211)
Cash flows used in financing activities:
Borrowings under revolving credit facilities	35,594	23,299
Repayments under revolving credit facilities	(30,718)	(22,469)
Contingent consideration payments and other	(1,939)	(221)
Proceeds from issuance of common stock	1,824	1,867
Dividends paid to shareholders	(60,199)	(62,490)
Distributions to noncontrolling interest	(3,083)	(1,280)
Purchase of remaining noncontrolling interest of subsidiary	(3,937)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(1,458)	(9,582)
Repurchase of common stock	(181,281)	(280,987)
Other	73	(182)
Net cash used in financing activities	(245,124)	(352,045)
Effect of exchange rate changes on cash	176	2,234
Net change in cash and cash equivalents	(246,532)	(167,900)
Cash, cash equivalents, and restricted cash, beginning of period	925,071	1,179,594
Cash, cash equivalents, and restricted cash, end of period	$678,539	$1,011,694

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents, beginning of period	$914,199	$1,171,828
Restricted cash, beginning of period	10,872	7,766
Cash, cash equivalents, and restricted cash, beginning of period	$925,071	$1,179,594
Cash and cash equivalents, end of period	$677,446	$1,008,632
Restricted cash, end of period	1,093	3,062
Cash, cash equivalents, and restricted cash, end of period	$678,539	$1,011,694

Supplemental information:
Interest paid	$7,699	$8,501
Income taxes paid	44,769	58,023
Non-cash investing activities:
Capital expenditures included in accounts payable	$1,074	$1,523
Receivables related to the disposal of property, plant and equipment	2,687	—
Non-cash financing activities:
Common stock issued under deferred compensation plans	$9,535	$10,973

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

As a result of the investment in Dempsey on June 27, 2022, we own 50% of the issued equity of that entity, and the remaining 50% of the issued equity is owned by the previous owners (“Sellers”). The investment in Dempsey is an unconsolidated variable interest entity and we have accounted for it using the equity method of accounting because we do not have a controlling financial interest in the entity. Per the contracts, the Sellers have a put right to sell their equity interest to us for $50 million and we have a call right to purchase the Seller’s equity interest for $70 million, which were both first exercisable in June 2025 and expire in June 2030. As of September 26, 2026, the carrying value of our investment in Dempsey is $51.1 million, which is recorded in Other Assets on our condensed consolidated balance sheets. Our maximum exposure to loss consists of our investment amount and any contingent loss that may occur in the future as a result of a change in the fair value of Dempsey relative to the strike price of the put option.

In our opinion, the Financial Statements contain all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. These Financial Statements should be read in conjunction with the annual consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Seasonality has a significant impact on our working capital from March to August, which historically results in negative or modest cash flows from operations in our first and second quarters. Conversely, we experience a substantial decrease in working capital from September to February which typically results in significant cash flow from operations in our third and fourth quarters. For comparative purposes, we have included the September 27, 2025 balances in the accompanying unaudited condensed consolidated balance sheets.

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

During the third quarter of 2026, machinery and equipment and real estate within our Construction and Corporate segments met the criteria as held for sale, and therefore we have classified the related assets as held for sale on the condensed consolidated balance sheet. The fair value measurements for the assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals. The assets had a carrying value of $0.5 million as of September 26, 2026, with no impairment charges recorded in fiscal 2026 or 2025. We have recognized $5.1 million of net gains on the sale of real estate and machinery and equipment that were previously classified as assets held for sale during the year and were included in Net (gain) loss on disposition and impairments of assets on the condensed consolidated statements of earnings and comprehensive income.

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

UFP INDUSTRIES, INC.

B.       FAIR VALUE

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to assets and liabilities measured at fair value. Assets measured at fair value are as follows (in thousands):

	September 26, 2026				December 27, 2025
	Quoted	Prices with			Quoted	Prices with
	Prices in	Other	Prices with		Prices in	Other	Prices with
	Active	Observable	Unobservable		Active	Observable	Unobservable
	Markets	Inputs	Inputs		Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$143,732	$7,022	$—	$150,754	$182,051	$26,450	$—	$208,501
Fixed income funds	4,573	55,048	—	59,621	5,365	44,227	—	49,592
Treasury securities	346	—	—	346	345	—	—	345
Equity securities	20,889	—	27,376	48,265	18,492	—	28,000	46,492
Alternative investments	—	—	4,474	4,474	—	—	4,186	4,186
Mutual funds:
Domestic stock funds	12,099	—	—	12,099	10,436	—	—	10,436
International stock funds	922	—	—	922	816	—	—	816
Target funds	12	—	—	12	11	—	—	11
Bond funds	6	—	—	6	6	—	—	6
Alternative funds	—	—	—	—	490	—	—	490
Total mutual funds	13,039	—	—	13,039	11,759	—	—	11,759
Total	$182,579	$62,070	$31,850	$276,499	$218,012	$70,677	$32,186	$320,875

From the assets measured at fair value as of September 26, 2026, listed in the table above, $149.8 million of money market funds are held in Cash and cash equivalents, $47.4 million of mutual funds, equity securities, fixed income funds, and alternative investments are held in Investments, $27.4 million of equity securities are held in Other assets, $0.1 million of mutual funds are held in Other assets for our deferred compensation plan, and $50.8 million of fixed income funds and $1.0 million of money market funds are held in Restricted investments. As of December 27, 2025, $207.9 million of money market funds were held in Cash and cash equivalents, $34.3 million of mutual funds, equity securities, and alternative investments were held in Investments, $28.0 million of equity securities were held in Other assets, $0.2 million of mutual funds were held in Other assets for our deferred compensation plan, and $49.9 million of fixed income funds and $0.6 million of money market funds were held in Restricted investments.

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

We have $27.4 and $28.0 million of investments through our Innov8 Fund as of September 26, 2026 and December 27, 2025, respectively, which is designed to invest in emerging projects, services, and technologies. These investments are valued as Level 3 assets and are categorized as “Equity securities.” We evaluate these investments quarterly, including a qualitative assessment for indicators of impairment in accordance with ASC 321-10-35-3. During the first quarter of 2026, we concluded that one investment was fully impaired, resulting in a $4.0 million loss. During the third quarter of 2026, we recognized a $1.6 million gain from an increase in the fair value of an equity investment based on an observable pricing event.

UFP INDUSTRIES, INC.

In accordance with our investment policy, our wholly-owned captive, Ardellis Insurance Ltd. (“Ardellis”), maintains an investment portfolio, totaling $98.3 million and $84.3 million as of September 26, 2026 and December 27, 2025, respectively, which has been included in the aforementioned table of total investments. This portfolio consists of domestic and international equity securities, alternative investments, and fixed income bonds.

Ardellis’ available for sale investment portfolio, including funds held with the State of Michigan, consists of the following (in thousands):

	September 26, 2026			December 27, 2025
		Unrealized			Unrealized
	Cost	Gain (Loss)	Fair Value	Cost	Gain	Fair Value
Fixed income	$60,559	$(979)	$59,580	$49,342	$209	$49,551
Treasury securities	346	—	346	345	—	345
Equity	15,525	5,364	20,889	14,028	4,464	18,492
Mutual funds	8,865	4,105	12,970	8,545	3,152	11,697
Alternative investments	3,524	950	4,474	3,436	750	4,186
Total	$88,819	$9,440	$98,259	$75,696	$8,575	$84,271

Our fixed income investments consist of a blend of US Government and Agency bonds and investment grade corporate bonds with varying maturities. Our equity investments consist of small, mid, and large cap growth and value funds, as well as international equity. Our mutual fund investments consist of domestic and international stock. Our alternative investments consist of a private real estate income trust which is valued as a Level 3 asset. The net pre-tax unrealized gain of the portfolio was $9.4 million and $8.6 million as of September 26, 2026 and December 27, 2025, respectively. Carrying amounts above are recorded in the Investments and Restricted investments line items within the balance sheet as of September 26, 2026 and December 27, 2025.

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

The following table presents our net sales disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 26,	September 27,		September 26,	September 27,
	2026	2025	% Change	2026	2025	% Change
Point in Time Revenue	$1,686,573	$1,528,506	10.3%	$4,951,464	$4,911,049	0.8%
Over Time Revenue	46,263	31,121	48.7%	125,576	79,471	58.0%
Total Net Sales	1,732,836	1,559,627	11.1%	$5,077,040	$4,990,520	1.7%

The Construction segment comprises the construction contract revenue shown above. Construction contract revenue is primarily made up of site-built and framing customers.

The following table presents the account balances associated with over time revenue which are included in Other current assets and Other accrued liabilities, respectively (in thousands):

	September 26,	December 27,	September 27,
	2026	2025	2025
Cost and Earnings in Excess of Billings	$17,506	$4,979	$4,730
Billings in Excess of Cost and Earnings	5,445	3,961	5,214

D.       EARNINGS PER SHARE

The computation of earnings per share (“EPS”) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Numerator:
Net earnings attributable to controlling interest	$57,965	$75,346	$191,611	$254,833
Adjustment for earnings allocated to non-vested restricted common stock equivalents	(2,362)	(2,830)	(7,627)	(9,521)
Net earnings for calculating EPS	$55,603	$72,516	$183,984	$245,312
Denominator:
Weighted average shares outstanding	55,203	58,642	56,016	59,668
Adjustment for non-vested restricted common stock equivalents	(2,403)	(2,414)	(2,388)	(2,447)
Shares for calculating basic EPS	52,800	56,228	53,628	57,221
Effect of dilutive restricted common stock equivalents	100	122	86	106
Shares for calculating diluted EPS	52,900	56,350	53,714	57,327
Net earnings per share:
Basic	$1.05	$1.29	$3.43	$4.29
Diluted	$1.05	$1.29	$3.43	$4.28

E.       COMMITMENTS, CONTINGENCIES, AND GUARANTEES

We are self-insured for environmental impairment liability, including certain liabilities which are insured through a wholly owned subsidiary, Ardellis Insurance Ltd., a licensed captive insurance company.

On September 26, 2026, we were parties either as plaintiff or defendant to a number of lawsuits and claims arising through the normal course of our business. In the opinion of management, our consolidated financial statements will not be materially affected by the outcome of these contingencies and claims.

UFP INDUSTRIES, INC.

On September 26, 2026, we had outstanding purchase commitments on commenced capital projects of approximately $158.7 million.

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

As part of our operations, we supply building materials and labor to site-built construction projects or we jointly bid on contracts with framing companies for such projects. In some instances, we are required to post payment and performance bonds to ensure the products and installation services are completed in accordance with our contractual obligations. We have agreed to indemnify the surety for claims properly made against these bonds. As of September 26, 2026, we had approximately $41.4 million in outstanding payment and performance bonds for open projects. We had approximately $19.4 million in payment and performance bonds outstanding for completed projects which are still under warranty.

On September 26, 2026, we had outstanding letters of credit totaling $42.7 million, primarily related to certain insurance contracts, industrial development revenue bonds, and other debt agreements described further below.

In lieu of cash deposits, we provide irrevocable letters of credit in favor of our insurers and other third parties to guarantee our performance under certain insurance contracts and other legal agreements. As of September 26, 2026, we have irrevocable letters of credit outstanding totaling approximately $39.3 million for these types of arrangements. We have reserves recorded on our balance sheet, in accrued liabilities, that reflect our expected future liabilities under those insurance arrangements.

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

We did not enter into any new guarantee arrangements during the third quarter of 2026 which would require us to recognize a liability on our balance sheet.

UFP INDUSTRIES, INC.

F.       BUSINESS COMBINATIONS

We completed the following acquisitions during the first nine months of 2026 and during fiscal 2025, which were accounted for using the purchase method (in thousands):

				Net
Company	Acquisition		Intangible	Tangible	Operating
Name	Date	Purchase Price	Assets	Assets	Segment
Berry Pallets, Inc.	May 18, 2026	$19,663 consideration for 100% asset purchase	$3,440	$16,223	Packaging
	Located in Waseca, MN, Berry Pallets is a wood pallet manufacturer.
John Rock, Inc.	May 4, 2026	$48,338 consideration for 100% asset purchase	$2,662	$45,676	Packaging
	Located in Coatesville, PA, John Rock designs and manufactures new pallets.
MoistureShield, Inc.	April 6, 2026	$55,097 consideration for 100% asset purchase	$3,664	$51,433	Retail
	Located in Springdale, AR, MoistureShield is a leading manufacturer of wood plastic composite decking.
National Supply, LLC	July 14, 2025	$6,531 consideration for 100% asset purchase	$3,045	$3,486	Construction
	Located in Elkhart, IN, National Supply is a material supplier in the RV industry.
RWP West, LLC	June 16, 2025	$7,360 consideration for 100% asset purchase	$77	$7,283	Construction
	Located in Twin Falls, ID and established in 2007, RWP West serves the western portion of the US and is a manufacturer and distributor for the manufactured housing, RV, and cargo markets.

The estimated fair values of assets acquired and liabilities assumed are based on available information at the acquisition date and assumptions deemed reasonable by management, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value for intangible assets, including goodwill. As of September 26, 2026, the fair value determination of the intangible assets for the above business combinations has not been finalized, with the exception of RWP West and National Supply, which were finalized during the second and third quarter of 2026, respectively. Therefore, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

The business combinations mentioned above contributed approximately $78.2 million to net sales and a $7.8 million operating loss during the first nine months of 2026. They are not significant to our operating results and thus proforma results for 2026 and 2025 are not presented.

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

UFP INDUSTRIES, INC.

We operate manufacturing, treating and distribution facilities internationally, but primarily in the United States. Our business segments consist of Retail, Packaging and Construction, which align with the end markets we serve. This segment structure allows for a specialized and consistent sales approach among Company operations, efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit and business units are included in our Retail, Packaging, and Construction segments. In the case of locations that serve multiple segments, results are allocated and accounted for by segment.

The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, and Australia and sales and buying offices in other parts of the world, and our Ardellis segment, which represents our wholly owned fully licensed captive insurance company based in Bermuda. Our International and Ardellis segments do not meet the quantitative thresholds for separate reporting and, accordingly, have been aggregated in the “All Other” segment for reporting purposes.

“Corporate” includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases, and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Intercompany lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates. Total assets of the Corporate segment include unallocated cash and cash equivalents, certain prepaid assets, and certain property, equipment and other assets pertaining to the centralized activities of Corporate, UFP Real Estate, Inc., UFP Transportation, Inc., and UFP Purchasing, Inc. Real estate activities are conducted by the real estate company on behalf of the segments, and capital expenditures associated with real estate are allocated to the segments.

The tables below are presented in thousands:

	Three Months Ended September 26, 2026
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$634,514	$465,845	$552,423	$78,029	$2,025	$1,732,836
Intersegment net sales	84,980	28,118	25,326	60,432	(198,856)	—
Cost of goods sold	560,963	406,791	461,118	64,512	(5,469)	1,487,915
Gross Profit	73,551	59,054	91,305	13,517	7,494	244,921
Selling, general, and administrative expenses	52,240	45,987	63,324	9,618	6,922	178,091
Net loss (gain) on disposition and impairment of assets	801	150	20	165	(4,320)	(3,184)
Other (gains) losses, net	(336)	—	107	50	37	(142)
Earnings from operations	20,846	12,917	27,854	3,684	4,855	70,156
Interest expense	24	1	(4)	(211)	2,898	2,708
Interest and investment income	(127)	(9)	(5)	(18)	(7,178)	(7,337)
Equity in earnings of investee	—	(2,063)	—	(24)	—	(2,087)
Interest and other	(103)	(2,071)	(9)	(253)	(4,280)	(6,716)
Earnings before income taxes	20,949	14,988	27,863	3,937	9,135	76,872
Income taxes	4,848	3,577	6,722	847	2,245	18,239
Net earnings	$16,101	$11,411	$21,141	$3,090	$6,890	$58,633
Other significant items:
Amortization expense	$926	$2,194	$777	$1,640	$116	$5,653
Depreciation expense	10,298	10,191	6,481	858	12,015	39,843
Segment assets	998,437	861,062	694,865	324,996	1,254,606	4,133,966
Capital expenditures	15,066	6,901	5,752	749	7,671	36,139

UFP INDUSTRIES, INC.

	Three Months Ended September 27, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$593,985	$394,949	$496,465	$72,482	$1,746	$1,559,627
Intersegment net sales	59,118	27,472	20,622	82,334	(189,546)	—
Cost of goods sold	513,763	327,528	405,262	59,251	(8,858)	1,296,946
Gross Profit	80,222	67,421	91,203	13,231	10,604	262,681
Selling, general, and administrative expenses	49,032	45,831	58,943	9,226	6,998	170,030
Net loss (gain) on disposition and impairment of assets	9,983	(5,970)	(59)	63	(1,559)	2,458
Other losses (gains), net	462	—	(3)	203	60	722
Earnings from operations	20,745	27,560	32,322	3,739	5,105	89,471
Interest expense	30	3	—	(212)	2,936	2,757
Interest and investment income	(100)	(4)	(7)	(2,735)	(9,296)	(12,142)
Equity in (earnings) loss of investee	—	(380)	—	102	—	(278)
Interest and other	(70)	(381)	(7)	(2,845)	(6,360)	(9,663)
Earnings before income taxes	20,815	27,941	32,329	6,584	11,465	99,134
Income taxes	5,074	6,583	7,647	1,691	2,597	23,592
Net earnings	$15,741	$21,358	$24,682	$4,893	$8,868	$75,542
Other significant items:
Amortization expense	$879	$2,139	$775	$1,701	$427	$5,921
Depreciation expense	7,523	8,946	6,667	1,027	10,470	34,633
Segment assets	881,513	772,184	630,054	338,211	1,513,589	4,135,551
Capital expenditures	37,278	11,155	6,149	744	20,426	75,752

	Nine Months Ended September 26, 2026
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,984,433	$1,318,183	$1,544,713	$223,461	$6,250	$5,077,040
Intersegment net sales	248,262	78,901	66,384	182,926	(576,473)	—
Cost of goods sold	1,715,673	1,138,422	1,285,463	185,352	(18,915)	4,305,995
Gross profit	268,760	179,761	259,250	38,109	25,165	771,045
Selling, general, and administrative expenses	171,003	136,770	189,080	28,684	11,157	536,694
Net loss (gain) on disposition and impairment of assets	2,649	86	70	240	(7,579)	(4,534)
Other losses, net	123	—	659	399	51	1,232
Earnings from operations	94,985	42,905	69,441	8,786	21,536	237,653
Interest expense	(227)	7	(389)	(696)	8,644	7,339
Interest and investment income	(314)	(8)	(20)	(6,572)	(16,384)	(23,298)
Equity in earnings of investee	—	(2,848)	—	(218)	—	(3,066)
Interest and other	(541)	(2,849)	(409)	(7,486)	(7,740)	(19,025)
Earnings before income taxes	95,526	45,754	69,850	16,272	29,276	256,678
Income taxes	23,735	11,369	17,355	3,414	7,904	63,777
Net earnings	$71,791	$34,385	$52,495	$12,858	$21,372	$192,901
Other significant items:
Amortization expense	$2,681	$6,398	$2,126	$4,953	$348	$16,506
Depreciation expense	27,962	27,815	19,895	2,721	34,816	113,209
Segment assets	998,437	861,062	694,865	324,996	1,254,606	4,133,966
Capital expenditures	54,442	30,356	15,619	3,722	18,576	122,715

UFP INDUSTRIES, INC.

	Nine Months Ended September 27, 2025
				All
	Retail	Packaging	Construction	Other	Corporate	Total
Net sales to outside customers	$1,989,592	$1,233,626	$1,563,995	$197,806	$5,501	$4,990,520
Intersegment net sales	199,760	77,016	71,860	273,361	(621,997)	—
Cost of goods sold	1,714,335	1,026,049	1,281,803	160,706	(35,984)	4,146,909
Gross profit	275,257	207,577	282,192	37,100	41,485	843,611
Selling, general, and administrative expenses	163,029	136,748	185,454	28,086	17,962	531,279
Net loss (gain) on disposition and impairment of assets	11,090	(4,713)	272	2,679	(3,116)	6,212
Other losses (gains), net	780	—	268	451	(193)	1,306
Earnings from operations	100,358	75,542	96,198	5,884	26,832	304,814
Interest expense	89	9	—	(742)	8,786	8,142
Interest and investment income	(273)	(4)	(8)	(5,343)	(28,388)	(34,016)
Equity in earnings of investee	—	(853)	—	(219)	—	(1,072)
Interest and other	(184)	(848)	(8)	(6,304)	(19,602)	(26,946)
Earnings before income taxes	100,542	76,390	96,206	12,188	46,434	331,760
Income taxes	23,010	17,482	22,017	2,779	10,636	75,924
Net earnings	$77,532	$58,908	$74,189	$9,409	$35,798	$255,836
Other significant items:
Amortization expense	$2,793	$6,484	$2,181	$4,973	$1,235	$17,666
Depreciation expense	22,425	26,933	19,188	3,080	29,948	101,574
Segment assets	881,513	772,184	630,054	338,211	1,513,589	4,135,551
Capital expenditures	91,804	57,704	22,813	2,168	31,015	205,504

The following table presents goodwill by segment as of September 26, 2026, and December 27, 2025 (in thousands):

	Retail	Packaging	Construction	All Other	Corporate	Total
Balance as of December 27, 2025	$84,174	$148,104	$88,397	$23,246	$—	$343,921
2026 Acquisitions	—	2,567	—	—	—	2,567
2026 Purchase Accounting Adjustments	—	—	(761)	—	—	(761)
Foreign Exchange, Net	6	—	(148)	47	—	(95)
Balance as of September 26, 2026	$84,180	$150,671	$87,488	$23,293	$—	$345,632

UFP INDUSTRIES, INC.

The following table presents our disaggregated net sales by business unit for each segment for the three and nine months ended September 26, 2026, and September 27, 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Retail
ProWood	$499,293	$486,682	$1,609,092	$1,658,058
Deckorators	108,590	81,163	299,937	244,769
UFP Edge	26,631	26,140	75,404	86,765
Total Retail	$634,514	$593,985	$1,984,433	$1,989,592

Packaging
Structural Packaging	$286,561	$245,868	$818,159	$769,151
PalletOne	155,487	126,573	433,570	402,706
Protective Packaging	23,797	22,508	66,454	61,769
Total Packaging	$465,845	$394,949	$1,318,183	$1,233,626

Construction
Factory Built	$218,790	$201,596	$627,718	$648,484
Site-Built	187,782	168,069	525,058	561,099
Commercial	93,120	78,227	237,733	212,462
Concrete Forming	52,731	48,573	154,204	141,950
Total Construction	$552,423	$496,465	$1,544,713	$1,563,995

All Other	$78,029	$72,482	$223,461	$197,806

Corporate	$2,025	$1,746	$6,250	$5,501

Total Net Sales	$1,732,836	$1,559,627	$5,077,040	$4,990,520

H.       INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the third quarter of 2026 compared to 23.8% in the same period of 2025 and was 24.8% in the first nine months of 2026 compared to 22.9% for the same period in 2025. The decrease in our effective tax rate for the third quarter was primarily due to an increase in the benefit we recognized for tax credits, partially offset by a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference. The increase in our effective tax rate for the first nine months of 2026 was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. The federal and a majority of state and foreign jurisdictions are no longer subject to income tax examinations for years before 2022. A number of routine state and local examinations are currently ongoing, as well as an IRS audit of our federal income tax return for the year ending December 28, 2024.

UFP INDUSTRIES, INC.

I.       COMMON STOCK

Below is a summary of common stock issuances for the first nine months of 2026 and 2025 (in thousands, except average share price):

	September 26, 2026
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	25	$86.98

Shares issued under the employee stock gift program	2	90.81
Shares issued under the director compensation plan	3	93.18
Shares issued under the LTSIP	121	110.39
Shares issued under the executive stock match program	26	110.55
Forfeitures	(15)
Total shares issued under stock grant programs	137	$109.72

Shares issued under the deferred compensation plan	92	$103.45

During the first nine months of 2026, we repurchased 2,250,939 shares of our common stock at an average share price of $84.05.

	September 27, 2025
Share Issuance Activity	Common Stock	Average Share Price
Shares issued under the employee stock purchase plan	22	$99.41

Shares issued under the employee stock gift program	2	106.38
Shares issued under the director compensation plan	40	56.22
Shares issued under the LTSIP	179	106.65
Shares issued under the executive stock match program	60	109.84
Forfeitures	(52)
Total shares issued under stock grant programs	229	$100.21

Shares issued under the deferred compensation plan	102	$107.29

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

UFP INDUSTRIES, INC.

K.       SUBSEQUENT EVENTS

Subsequent to our reporting date, we repurchased 586,370 shares for $45.9 million, resulting in an average share price of $78.34.

On October 23, 2026, we entered into an amendment to our $750 million revolving credit facility with a syndicate of U.S. banks to extend its maturity for an additional five-year term, expiring October 23, 2031.

On October 26, 2026, UFP Packaging, LLC, a wholly owned subsidiary, entered into an agreement to acquire the net operating assets of Apache Products, Inc. for $27 million. Apache Products, based in Silsbee, TX, is a wooden pallet manufacturer. The transaction is expected to close on or around November 16, 2026, subject to customary closing conditions.

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

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the markets we serve, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. We do not undertake to update forward-looking statements to reflect facts, circumstances, events, or assumptions that occur after the date the forward-looking statements are made. Actual results could differ materially from those included in such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from forward-looking statements are the following: fluctuations in currency and inflation; fluctuations in the price of lumber; adverse or unusual weather conditions; adverse economic conditions in the markets we serve; changes in tariffs, import/export regulations, and other trade policies, including the timing and amount of tariff refunds; concentration of sales to customers; the success of vertical integration strategies; excess capacity or supply chain challenges; inbound and outbound transportation costs and our ability to pass those costs through to customers; alternatives to replace treated wood products; government regulations, particularly involving environmental and safety regulations; our ability to make successful business acquisitions; cybersecurity breaches; artificial intelligence; and potential pandemics. Certain of these risk factors as well as other risk factors and additional information are included in our reports on Form 10-K and 10-Q on file with the Securities and Exchange Commission.

OVERVIEW

Our results for the third quarter of 2026 include the following highlights:

●	Our net sales increased 11% compared to the third quarter of 2025, consisting of a 4% increase in organic unit sales (excluding growth from acquisitions within the last 12 months), a 5% increase in selling prices, and a 2% increase attributable to acquisitions. Organic unit sales increased 9% in our packaging segment, 4% in our construction segment, and remained flat in our retail segment. Acquired businesses contributed 6% and 1% unit increases in our packaging and retail segments, respectively. Overall selling prices increased in our ProWood and Factory Built business units, driven by the pass-through of higher commodity lumber costs to our customers.

UFP INDUSTRIES, INC.

●	Our gross profit decreased by $18 million, or 7%, compared to the same period of the prior year. By segment, gross profit decreased by $8 million in Packaging, $7 million in Retail, and $3 million in Corporate, while Construction and All Other remained flat. The overall decrease in our gross profit is primarily due to higher transportation costs across most business units, totaling $19 million, net of fuel surcharges, and a decrease of $6 million from acquired businesses. These impacts were partially offset by improvements in our Commercial, Deckorators, Edge and Factory Built business units.
●	Our operating profits decreased $19 million, or 22%, compared to the third quarter of 2025. The overall decrease is a result of the decrease in gross profit mentioned above and an $8 million increase in selling, general, and administrative (“SG&A”) expenses, partially offset by a $7 million increase in net gains on the disposition and impairment of assets and foreign currency gains. The increase in SG&A is primarily due to acquired businesses and wages and benefits.
●	Our cash flows from operations were $235 million in the first nine months of 2026 compared to $399 million during the first nine months of 2025. The $165 million decline resulted from a decrease in net earnings and non-cash expenses of $69 million and an increase in our investment in net working capital since year end that was $95 million higher in the first nine months of 2026 than it was in the first nine months of 2025. We anticipate that this increase in net working capital will convert to cash in the fourth quarter as we move past the typical seasonal peak in our net working capital.
●	Our Cash and cash equivalents at the end of September 2026 was $677 million compared to $1.0 billion at the end of September 2025. The decline in our cash is primarily due to business acquisitions, share repurchases, and investment in net working capital. Our unused borrowing capacity under our revolving credit facility and a shelf agreement with certain lenders along with our cash resulted in total liquidity of approximately $2 billion at the end of the third quarter of 2026.

HISTORICAL LUMBER PRICES

We experience significant fluctuations in the cost of commodity lumber products from primary producers (“Lumber Market”). The following table presents the Random Lengths framing lumber composite price:

	Random Lengths Composite
	Average $/MBF
	2026	2025
January	$400	$434
February	436	442
March	443	479
April	486	485
May	484	453
June	491	431
July	525	426
August	518	433
September	494	384

Third quarter average	$512	$414
Year-to-date average	$475	$441

Third quarter percentage change	23.7%
Year-to-date percentage change	7.7%

UFP INDUSTRIES, INC.

In addition, a Southern Yellow Pine (“SYP”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 75% of our total lumber purchases.

	Random Lengths SYP
	Average $/MBF
	2026	2025
January	$392	$386
February	415	401
March	422	424
April	484	446
May	445	445
June	453	381
July	482	351
August	450	347
September	431	320

Third quarter average	$454	$339
Year-to-date average	$442	$389

Third quarter percentage change	33.9%
Year-to-date percentage change	13.6%

Finally, a Spruce Pine Fir (“SPF”) composite price, which we prepare and use, is presented below. Our purchases of this species comprise approximately 11% of our total lumber purchases.

	Random Lengths SPF
	Average $/MBF
	2026	2025
January	$430	$480
February	457	479
March	464	526
April	491	504
May	496	446
June	508	444
July	543	462
August	547	484
September	526	422

Third quarter average	$539	$456
Year-to-date average	$496	$472

Third quarter percentage change	18.2%
Year-to-date percentage change	5.1%

Lumber prices increased during the third quarter of 2026 due to mill curtailments and higher duties on Canadian lumber, partially offset by weak overall demand resulting from lower consumer sentiment and greater economic uncertainty.

A change in lumber prices impacts profitability of products sold with fixed and variable prices, as discussed below.

UFP INDUSTRIES, INC.

IMPACT OF THE LUMBER MARKET ON OUR OPERATING RESULTS

We generally price our products to pass lumber costs through to our customers so that our profitability is based on the value-added manufacturing, distribution, engineering, and other services we provide. As a result, our dollar sales levels (and working capital requirements) are impacted by the lumber costs of our products. Lumber costs were 43.8% and 41.4% of our total net sales in the first nine months of 2026 and 2025, respectively.

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

The greatest risk associated with changes in the trend of lumber prices is on the following products:

●	Products with significant inventory levels with low turnover rates, whose selling prices are indexed to the Lumber Market. In other words, the longer the period of time these products remain in inventory, the greater the exposure to changes in the price of lumber. This includes treated lumber, which comprised approximately 21% of our total net sales in the first nine months of 2026. This exposure is less significant with remanufactured lumber, panel goods, other commodity-type items, and trusses sold to the manufactured housing market due to the higher rate of inventory turnover. We attempt to mitigate the risk associated with treated lumber through managed inventory programs with our vendors. We estimate that 17% of our total purchases for the first nine months of 2026 were transacted under these programs. (Please refer to the “Risk Factors” section of our annual report on form 10-K, filed with the United States Securities and Exchange Commission.)
●	Products with fixed selling prices sold under long-term supply arrangements, particularly those involving multi-family construction projects. We attempt to mitigate this risk through our purchasing practices and longer vendor commitments.

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

IMPACT OF TARIFFS ON OUR OPERATING RESULTS

The trade landscape continues to evolve. Since we do not own any foreign sawmills and have excellent relationships with our mill partners, we believe we are currently in a strong position to adapt quickly to tariffs without material adverse financial impact after a short adjustment period. We will continue to monitor the market and intend to make decisions quickly to minimize disruption. As of September 26, 2026, 84% of our lumber purchases were from domestic suppliers, 10% were imported from Canada, and 6% were imported from other international suppliers.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. As a result of this ruling, the U.S. Court of International Trade (“CIT”) issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. As of September 26, 2026, we have received $22 million in tariff refunds and have an additional $1 million recorded as a receivable related to the expected refund of tariffs previously paid under the IEEPA, including applicable interest. Of this amount, $9 million was recorded as a reduction to cost of goods sold, $1 million was recorded as interest income, $2 million was recorded as a reduction to inventory, and $11 million will be refunded to customers and was recorded as a liability. During the third quarter, we collected $22 million in tariff refunds, paid $3 million in refunds to customers, and recorded the $2 million inventory reduction as a decrease in our cost of goods sold. In September, we recorded an additional $0.3 million in tariff refunds receivable which was recorded as a reduction to cost of goods sold.

IMPACT OF HIGHER TRANSPORTATION COSTS ON OUR OPERATING RESULTS

A combination of macroeconomic and geopolitical events and capacity constraints in the flatbed carrier market have contributed to an increase in our input costs across the enterprise, primarily related to fuel and transportation. We estimate that we incurred an additional $22 million and $56 million of these costs for the three and nine months ended September 26, 2026, respectively, which adversely impacted our profitability, reflecting an increase in fuel costs and flatbed carrier rates as a result of many small carriers exiting the market. This has increased our cost in the “spot” market with market rates up 30% for the three and nine months ended September 26, 2026, respectively, excluding fuel. These market conditions have resulted in $6 million and $15 million in additional fuel costs and $16 million and $41 million in higher flatbed carrier costs for the three and nine months ended September 26, 2026, respectively. Our efforts to pass through these higher costs to our customers have been primarily concentrated on fuel through surcharges and increased product pricing, which resulted in an offset totaling approximately $3 million and $7 million for the three and nine months ended September 26, 2026, respectively. We plan to negotiate with our customers to pass through the remaining increase in our transportation costs, however, there are factors beyond our control, including contract terms and market conditions, that may impact our ability to be successful in these efforts. Please see “Risk Factors” below for more information.

UFP INDUSTRIES, INC.

BUSINESS COMBINATIONS AND ASSET PURCHASES

We completed three acquisitions in the first nine months of 2026 and completed two in fiscal 2025. The annual historical sales attributable to these acquisitions are approximately $183 million in aggregate. These business combinations are not significant to our quarterly results and thus proforma results for 2026 and 2025 are not presented. See Notes to the Unaudited Interim Condensed Consolidated Financial Statements, Note F, “Business Combinations” for additional information.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of our Unaudited Condensed Consolidated Statements of Earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.9	83.2	84.8	83.1
Gross profit	14.1	16.8	15.2	16.9
Selling, general, and administrative expenses	10.3	10.9	10.6	10.6
Net (gain) loss on disposition and impairment of assets	(0.2)	0.2	(0.1)	0.1
Other losses (gains), net	—	—	—	—
Earnings from operations	4.0	5.7	4.7	6.1
Interest and other	(0.4)	(0.6)	(0.4)	(0.5)
Earnings before income taxes	4.4	6.4	5.1	6.6
Income taxes	1.1	1.5	1.3	1.5
Net earnings	3.4	4.8	3.8	5.1
Less net earnings attributable to noncontrolling interest	—	—	—	—
Net earnings attributable to controlling interest	3.3%	4.8%	3.8%	5.1%

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

	Percentage Change		Percentage Change
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Units sold	6.0%	(4.0)%	1.0%	(3.0)%
Gross profit	(6.8)	(12.0)	(8.6)	(14.5)
Selling, general, and administrative expenses	4.7	(7.3)	1.0	(8.2)
Earnings from operations	(21.6)	(25.4)	(22.0)	(26.2)

The following table presents, for the periods indicated, our selling, general, and administrative (SG&A) costs as a percentage of gross profit. Over time, we believe this ratio provides an enhanced view of our effectiveness in managing these costs given our strategies to enhance our capabilities and improve our value-added product offering and recognizing the higher relative level of SG&A these strategies require. This ratio also mitigates the impact of changing lumber prices. The increase in the ratio of SG&A as a percentage of gross profit from the prior year is primarily due to the impact of higher transportation costs, which have reduced our gross profit.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Gross profit	$244,921	$262,681	$771,045	$843,611
Selling, general, and administrative expenses	178,091	170,030	536,694	531,279
SG&A as percentage of gross profit	72.7%	64.7%	69.6%	63.0%

UFP INDUSTRIES, INC.

Operating Results by Segment:

Our business segments consist of Retail, Packaging and Construction, which align with the end markets we serve. Among other advantages, this structure allows for a specialized and consistent sales approach, more efficient use of resources and capital, and quicker introduction of new products and services. We manage the operations of our individual locations primarily through a market-centered reporting structure under which each location is included in a business unit, and business units are included in our Retail, Packaging, and Construction segments. The exception to this market-centered reporting and management structure is our International segment, which comprises our packaging operations in Mexico, Canada, Spain, India, and Australia and sales and buying offices in other parts of the world. Our International segment and Ardellis (our insurance captive) are included in “All Other” in the table below. The “Corporate” segment includes purchasing, transportation, corporate ventures, and administrative functions that serve our operating segments. Operating results of Corporate primarily consist of over (under) allocated costs and net sales to external customers initiated by UFP Purchasing, which manages supplier relationships and purchases lumber and other materials, UFP Transportation, which owns, leases and operates transportation equipment, and UFP Real Estate, which owns and leases real estate. Inter-company lease and service charges are assessed to our operating segments for the use of these assets and services at fair market value rates.

The following tables present our operating results, for the periods indicated, by segment (in thousands).

	Three Months Ended September 26, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$634,514	$465,845	$552,423	$78,029	$2,025	$1,732,836
Cost of goods sold	560,963	406,791	461,118	64,512	(5,469)	1,487,915
Gross profit	73,551	59,054	91,305	13,517	7,494	244,921
Selling, general, and administrative expenses	52,240	45,987	63,324	9,618	6,922	178,091
Net loss (gain) on disposition and impairment of assets	801	150	20	165	(4,320)	(3,184)
Other (gains) losses, net	(336)	—	107	50	37	(142)
Earnings from operations	$20,846	$12,917	$27,854	$3,684	$4,855	$70,156

	Three Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$593,985	$394,949	$496,465	$72,482	$1,746	$1,559,627
Cost of goods sold	513,763	327,528	405,262	59,251	(8,858)	1,296,946
Gross profit	80,222	67,421	91,203	13,231	10,604	262,681
Selling, general, and administrative expenses	49,032	45,831	58,943	9,226	6,998	170,030
Net loss (gain) on disposition and impairment of assets	9,983	(5,970)	(59)	63	(1,559)	2,458
Other losses (gains), net	462	—	(3)	203	60	722
Earnings from operations	$20,745	$27,560	$32,322	$3,739	$5,105	$89,471

UFP INDUSTRIES, INC.

	Nine Months Ended September 26, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,984,433	$1,318,183	$1,544,713	$223,461	$6,250	$5,077,040
Cost of goods sold	1,715,673	1,138,422	1,285,463	185,352	(18,915)	4,305,995
Gross profit	268,760	179,761	259,250	38,109	25,165	771,045
Selling, general, and administrative expenses	171,003	136,770	189,080	28,684	11,157	536,694
Net loss (gain) on disposition and impairment of assets	2,649	86	70	240	(7,579)	(4,534)
Other losses, net	123	—	659	399	51	1,232
Earnings from operations	$94,985	$42,905	$69,441	$8,786	$21,536	$237,653

	Nine Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	$1,989,592	$1,233,626	$1,563,995	$197,806	$5,501	$4,990,520
Cost of goods sold	1,714,335	1,026,049	1,281,803	160,706	(35,984)	4,146,909
Gross profit	275,257	207,577	282,192	37,100	41,485	843,611
Selling, general, and administrative expenses	163,029	136,748	185,454	28,086	17,962	531,279
Net loss (gain) on disposition and impairment of assets	11,090	(4,713)	272	2,679	(3,116)	6,212
Other losses (gains), net	780	—	268	451	(193)	1,306
Earnings from operations	$100,358	$75,542	$96,198	$5,884	$26,832	$304,814

The following tables present the components of our operating results, for the periods indicated, as a percentage of net sales by segment.

	Three Months Ended September 26, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	88.4	87.3	83.5	82.7	—	85.9
Gross profit	11.6	12.7	16.5	17.3	—	14.1
Selling, general, and administrative expenses	8.2	9.9	11.5	12.3	—	10.3
Net loss (gain) on disposition and impairment of assets	0.1	—	—	0.2	—	(0.2)
Other (gains) losses, net	(0.1)	—	—	0.1	—	—
Earnings from operations	3.3%	2.8%	5.0%	4.7%	—	4.0%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

	Three Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.5	82.9	81.6	81.7	—	83.2
Gross profit	13.5	17.1	18.4	18.3	—	16.8
Selling, general, and administrative expenses	8.3	11.6	11.9	12.7	—	10.9
Net loss (gain) on disposition and impairment of assets	1.7	(1.5)	—	0.1	—	0.2
Other losses (gains), net	0.1	—	—	0.3	—	—
Earnings from operations	3.5%	7.0%	6.5%	5.2%	—	5.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 26, 2026

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.5	86.4	83.2	82.9	—	84.8
Gross profit	13.5	13.6	16.8	17.1	—	15.2
Selling, general, and administrative expenses	8.6	10.4	12.2	12.8	—	10.6
Net loss (gain) on disposition and impairment of assets	0.1	—	—	0.1	—	(0.1)
Other losses, net	—	—	—	0.2	—	—
Earnings from operations	4.8%	3.3%	4.5%	3.9%	—	4.7%

Note: Actual percentages are calculated and may not sum to total due to rounding.

	Nine Months Ended September 27, 2025

	Retail	Packaging	Construction	All Other	Corporate	Total
Net sales	100.0%	100.0%	100.0%	100.0%	N/A	100.0%
Cost of goods sold	86.2	83.2	82.0	81.2	—	83.1
Gross profit	13.8	16.8	18.0	18.8	—	16.9
Selling, general, and administrative expenses	8.2	11.1	11.9	14.2	—	10.6
Net loss (gain) on disposition and impairment of assets	0.6	(0.4)	—	1.4	—	0.1
Other losses (gains), net	—	—	—	0.2	—	—
Earnings from operations	5.0%	6.1%	6.2%	3.0%	—	6.1%

Note: Actual percentages are calculated and may not sum to total due to rounding.

UFP INDUSTRIES, INC.

NET SALES

We design, manufacture and market wood and wood-alternative products, primarily used to enhance outdoor living environments; for national home centers and other retailers; for engineered wood components, structural lumber, and other products for factory-built and site-built residential and commercial construction; customized interior fixtures used in a variety of retail stores, commercial, and other structures; and structural wood packaging, components and packing materials for various industries. Our strategic long-term sales objectives include:

●	Maximizing unit sales growth while achieving return on investment goals. The following table presents estimates, for the periods indicated, of our percentage change in net sales attributable to changes in overall selling prices versus changes in units shipped by segment.

	% Change
	Third Quarter 2026 versus Third Quarter 2025
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	6.8%	5.8%	1.0%	1.0%	—%
Packaging	18.0%	3.0%	15.0%	6.0%	9.0%
Construction	11.3%	7.3%	4.0%	—%	4.0%
All Other	7.7%	3.7%	4.0%	—%	4.0%
Corporate	16.0%	—%	16.0%	—%	16.0%
Total Sales	11.1%	5.1%	6.0%	2.0%	4.0%

	% Change
	Year-to-Date 2026 versus Year-to-Date 2025
	in Sales	in Selling Prices	in Units	Acquisition Unit Change	Organic Unit Change
Retail	(0.3)%	2.7%	(3.0)%	1.0%	(4.0)%
Packaging	6.9%	(0.1)%	7.0%	3.0%	4.0%
Construction	(1.2)%	(0.2)%	(1.0)%	—%	(1.0)%
All Other	13.0%	1.0%	12.0%	—%	12.0%
Corporate	13.6%	—%	13.6%	—%	13.6%
Total Sales	1.7%	0.7%	1.0%	1.0%	—%

●	Expanding geographically in our higher margin core businesses.
●	Increasing our sales of “value-added” products and enhancing our product offerings with new or improved products. Value-added products generally consist of fencing, decking, lattice, and other specialty products sold in the Retail segment; structural and protective packaging and machine-built pallets sold in the Packaging segment; engineered wood components, customized interior fixtures, manufactured and assembled concrete forms sold in the Construction segment; and “wood alternative” products. Engineered wood components include roof trusses, wall panels, and floor systems. Wood-alternative products consist of products manufactured with wood and non-wood composites, metals and plastics sold in each of our segments. Although we consider the treatment of dimensional lumber and panels with certain chemical preservatives a value-added process, treated lumber is not presently included in the value-added sales totals. Remanufactured lumber and panels that are components of finished goods are also generally categorized as “commodity-based” products. We estimate that approximately 81% of our sales consist of products we manufacture at our locations, while 19% of our sales consist of products manufactured by suppliers that we inventory and distribute to customers.

UFP INDUSTRIES, INC.

The following table presents, for the periods indicated, our percentage of value-added and commodity-based sales to total sales by our segments:

	Three Months Ended September 26, 2026		Three Months Ended September 27, 2025
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	52.2%	47.8%	52.6%	47.4%
Packaging	77.4%	22.6%	75.4%	24.6%
Construction	83.0%	17.0%	81.8%	18.2%
All Other	74.1%	25.9%	74.6%	25.4%
Corporate	71.9%	28.1%	81.6%	18.4%
Total Sales	69.6%	30.4%	68.5%	31.5%

	Nine Months Ended September 26, 2026		Nine Months Ended September 27, 2025
	Value-Added	Commodity-Based	Value-Added	Commodity-Based
Retail	51.6%	48.4%	52.2%	47.8%
Packaging	76.4%	23.6%	75.1%	24.9%
Construction	82.9%	17.1%	80.8%	19.2%
All Other	74.5%	25.5%	76.6%	23.4%
Corporate	76.4%	23.6%	76.1%	23.9%
Total Sales	68.4%	31.6%	67.6%	32.4%

Note: Certain prior year product reclassifications and the change in designation of certain products as "value-added" resulted in a change in prior year's sales.

Our overall unit sales of value-added products were up 11% in the third quarter and up 3% in the first nine months of 2026 compared to the prior year. Our overall unit sales of commodity-based products were down 5% third quarter and down 5% in the first nine months of 2026 compared to the prior year.

●	Developing new products. We define new products as those that will generate sales of at least $1 million per year within 4 years of launch and are still growing and gaining market penetration and meet our internal definition of value-added products. New product sales in the third quarter and first nine months of 2026 increased 43% and 32%, respectively. The increase in the third quarter was primarily attributable to sales of Venture and Surestone™ decking products in our Retail segment, mixed-material products for a key national customer in our Packaging segment, and exterior siding, cladding, and light-gauge metal components, in our Construction segment. Approximately $20.8 million of new product sales for the first nine months of 2025, while they continue to be sold, were sunset in 2026 and excluded from the table below because they no longer meet the definition above. Our short-term goal is to achieve annual new product sales of at least $560 million in 2026. For the first nine months of 2026, new product sales totaled $423 million. Our long-term goal is for new products to comprise at least 10% of our total net sales.

The table below presents new product sales in thousands:

	New Product Sales by Segment
	Three Months Ended
	September 26,	% of Segment	September 27,	% of Segment	% Change
	2026	Net Sales	2025	Net Sales	in Sales
Retail	$70,601	11.1%	54,531	9.2%	29.5%
Packaging	52,848	11.3%	38,480	9.7%	37.3%
Construction	26,613	4.8%	12,038	2.4%	121.1%
All Other	170	0.2%	42	0.1%	304.8%
Corporate	625	30.9%	765	43.8%	(18.3)%
Total New Product Sales	150,857	8.7%	105,856	6.8%	42.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

UFP INDUSTRIES, INC.

	New Product Sales by Segment
	Nine Months Ended
	September 26,	% of Segment	September 27,	% of Segment	% Change
	2026	Net Sales	2025	Net Sales	in Sales
Retail	$198,122	10.0%	$166,184	8.4%	19.2%
Packaging	154,870	11.7%	117,461	9.5%	31.8%
Construction	67,837	4.4%	35,819	2.3%	89.4%
All Other	705	0.3%	262	0.1%	169.1%
Corporate	1,723	27.6%	2,090	38.0%	(17.6)%
Total New Product Sales	423,257	8.3%	321,816	6.4%	31.5%

Note: Certain prior year product reclassifications and the change in designation of certain products as "new" resulted in a change in prior year's sales.

Retail Segment

Net sales in the third quarter of 2026 increased by 7% compared to the same period of 2025 due to a 6% increase in selling prices and a 1% increase due to acquisitions. Organic unit changes within this segment consisted of a 21% increase in Deckorators primarily due to market share gains, offset by a 4% decrease in ProWood. The decline in ProWood volume is primarily due to weaker consumer sentiment and economic uncertainty resulting in softening demand to complete repair and remodel projects.

Year over year sales in our Deckorators business unit increased 34%, comprised of a 69% increase in wood-plastic composite decking and a 70% increase in our mineral-based-composite decking (sold under the Surestone tradename). An acquired business contributed 10% to our sales growth in Deckorators and 44% to our sales growth in wood-plastic composite decking. Our railing sales increased 2% for the quarter.

Our unit sales to big box customers, which we believe are more closely correlated with repair and remodel activity, decreased approximately 4%, while our unit sales to independent retailers increased approximately 9% due increased sales in our Deckorators business unit.

Gross profit decreased by $7 million, or 8%, to $74 million in the third quarter of 2026 compared to the same period of 2025. The change in gross profit was attributable to the following:

●	The gross profit of our Deckorators business unit increased by $2 million despite higher transportation costs. This business unit continues to make progress optimizing new capacity and we anticipate a higher profit contribution on growth in future quarters.
●	The gross profit of our Edge business unit improved by $2 million as a result of cost savings from the prior year closure of the Bonner, MT facility and restructuring of this business unit which led to operational improvements.
●	The gross profit of our ProWood pressure-treated products decreased by $11 million, due to higher transportation costs, and higher material costs that were not fully passed through to customers as a result of falling lumber prices in the third quarter.

SG&A increased by $3 million, or 7%, in the third quarter of 2026 compared to the same period of 2025. The increase is the result of a $1 million increase from acquired operations and a $2 million increase in expenses across several other categories. Accrued bonus totaled $9 million for the quarter.

Earnings from operations remained flat in the third quarter of 2026 compared to the same period of 2025, as a result of the factors mentioned above, offset by the decrease of $9 million in the net loss on disposition and impairment of assets. The year over year change was a result of $1 million in losses on the sale of machinery and equipment in the current year compared with $10 million in net losses in the prior year comprised of machinery and equipment impairment charges of $11 million, lease impairment charges of $2 million and intangible asset impairment charges of $2 million, partially offset by a gain on the sale of machinery and equipment totaling $5 million. Additionally, we realized a $1 million increase in foreign currency gains.

UFP INDUSTRIES, INC.

Net sales in the first nine months of 2026 remained flat compared to the same period of 2025, due to a 4% decrease in organic units, offset by a 3% increase in selling prices and 1% increase due to acquisitions. Organic unit changes within this segment consisted of decreases of 13% in Edge and 6% in ProWood, partially offset by a 12% increase in Deckorators.

Within Deckorators, our mineral-based-composite decking sales increased by 45% as consumers continue to see the benefits of its superior product attributes, and wood-plastic composite decking increased by 57%. An acquired business contributed an additional 8% in sales growth to Deckorators and 34% in sales growth to wood-plastic composite decking. These increases were partially offset by an 8% decrease in railing sales. Unit sales to big box customers decreased approximately 6%, while unit sales to independent retailers remained flat.

Gross profit decreased $6 million in the first nine months of 2026 compared to the same period in 2025. The components of gross profit were as follows:

●	The gross profit of our Edge business unit improved by $6 million as a result of cost savings from the prior year closure of the Bonner, MT facility and restructuring of this business unit which led to operational improvements.
●	The gross profit of our Deckorators business unit increased by $5 million despite higher transportation costs. This business unit continues to make progress optimizing new capacity and we anticipate a higher profit contribution on growth in future quarters.
●	The gross profit of our ProWood business unit decreased $17 million, primarily due to a decline in unit sales and higher transportation costs.

SG&A increased by approximately $8 million, or 5%, in the first nine months of 2026 compared to the same period of 2025. The increase was due to a $2 million increase due to acquired operations, and a $6 million increase in expenses across several other categories. Accrued bonus expense totaled $32 million for the first nine months of 2026.

Earnings from operations decreased in the first nine months of 2026 compared to the same period of 2025 by $5 million, or 5%, as a result of the factors mentioned above as well as an $8 million decrease in the net loss on disposition and impairment of assets, comprised of losses on the sales of property and equipment totaling $3 million in the current year and $11 million in 2025. Prior year losses were comprised of machinery and equipment impairment charges of $11 million, lease impairment charges of $3 million and intangible asset impairment charges of $2 million, partially offset by a gain on the sale of machinery and equipment totaling $5 million. Additionally, we realized $1 million in foreign currency losses in the prior year compared with none in the current year.

Packaging Segment

Net sales in the third quarter of 2026 increased 18% compared to the same period of 2025, due to a 9% increase in organic unit sales, a 6% contribution from business acquisitions, and a 3% increase in selling prices. Organic unit changes consist of increases of 14% in Structural Packaging, 5% in Protective Packaging, and 1% in PalletOne. Acquisitions contributed an additional 18% in unit sales to PalletOne.

Gross profit decreased by $8 million, or 12%, in the third quarter of 2026 compared to the same period of 2025. The change in gross profit was attributable to the following:

●	The gross profit of our PalletOne business unit decreased by $4 million primarily due to transportation costs and inefficiencies in acquired operations. We anticipate improvements in these operations in future quarters.
●	The gross profit of our Structural Packaging business unit decreased by $2 million due to an increase in transportation costs.
●	The gross profit of our Protective Packaging business unit decreased by $2 million compared to the same period of 2025, resulting from unabsorbed manufacturing overhead costs associated with two new greenfield locations.

UFP INDUSTRIES, INC.

SG&A remained flat in the third quarter of 2026 compared to the same period of 2025. Accrued bonus expense decreased approximately $2 million relative to the same period of 2025 and totaled $7 million for the quarter. The decrease was offset by a $1 million increase due to acquired operations and a $1 million increase in expenses across several other categories.

Earnings from operations decreased in the third quarter of 2026 compared to the same period of 2025 by $15 million, or 53%, due to the factors discussed above, as well as a $6 million decrease in the net gain on disposition and impairment of assets, which was comprised of a gain on the sale of machinery and equipment totaling $6 million in the third quarter of 2025.

Net sales in the first nine months of 2026 increased 7% compared to the same period of 2025, due to organic unit growth of 4% and acquired businesses which contributed 3% to unit growth. Organic unit changes consist of an 8% increase in Protective Packaging and a 7% increase in Structural Packaging, partially offset by a 3% decrease in PalletOne. Acquisitions contributed an additional 10% in unit sales growth to PalletOne.

Gross profit decreased by $28 million, or 13%, for the first nine months of 2026 compared to the same period in 2025. The change in gross profit was attributable to the following.

●	The gross profit of our PalletOne business unit decreased by $16 million primarily due to weak demand, higher material and transportation costs, and inefficiencies in acquired operations.
●	The gross profit of our Structural Packaging business unit decreased by $8 million primarily due to higher transportation costs.
●	The gross profit of our Protective Packaging business unit decreased $4 million compared to the same period of 2025, resulting from unabsorbed manufacturing overhead costs associated with two new greenfield locations.

SG&A remained flat for first nine months of 2026 compared to the same period of 2025. Accrued bonus expense decreased $6 million and totaled $19 million for the nine months of 2026. The decrease was offset by a one-time write off on an earnout liability in 2025 for $2 million, a $2 million increase due to acquired businesses, and a $2 million increase in expenses across several other categories.

Earnings from operations decreased in the first nine months of 2026 compared to the same period 2025 by $33 million, or 43%, due to the factors discussed above, as well as a $5 million decrease in the net gain on disposition and impairment of assets, which was comprised of a gain on the sale of machinery and equipment totaling $5 million in 2025.

Construction Segment

Net sales in the third quarter of 2026 increased 11% compared to the same period of 2025 due to a 7% increase in selling prices and a 4% increase in organic unit sales. We experienced organic unit sales increases of 20% in Commercial, 12% in Site Built, and 6% in Concrete-Forming. The increases were partially offset by a decrease of 10% in Factory Built due to weaker demand for manufactured housing and the loss of lower margin commodity business. The increase in Site Built is due to increased sales of light gauge metal and cladding, and higher wood component sales in the West.

Gross profit remained flat in the third quarter of 2026 compared to the same period of 2025. The components of gross profit were as follows:

●	The gross profit of our Commercial unit increased by $5 million due to sales growth and a decrease in material costs as a percentage of net sales as a result of mix improvements.
●	The gross profit of our Factory-Built business unit increased by $1 million due to an improvement in mix to more value-added sales.
●	The gross profit of our Concrete-Forming business unit remained flat as sales growth was offset by higher material and freight costs.

UFP INDUSTRIES, INC.

●	The gross profit of our Site-Built housing business unit decreased by $6 million, primarily due to higher material costs and competitive pricing pressure in our engineered wood components business because of continued weak demand for single-family housing due to affordability challenges and economic uncertainty.

SG&A increased by approximately $4 million, or 7%, in the third quarter of 2026 compared to the same period of 2025. The increase was a result of an increase in salaries, wages, and benefits of $2 million, bad debt expense of $1 million, and $1 million of increases in expenses across several other categories. Accrued bonus expense totaled $10 million for the quarter.

Earnings from operations decreased in the third quarter of 2026 compared to the same period of 2025 by $5 million, or 14%, due to the factors mentioned above.

Net sales in the first nine months of 2026 decreased 1% compared to the same period of 2025 and consisted of a 1% decrease in unit organic sales. Organic unit changes within this segment consisted of decreases of 7% in Factory Built and 2% in Site Built, partially offset by increases of 15% in Commercial and 8% in Concrete Forming.

Gross profit decreased by $23 million, or 8%, for the first nine months of 2026 compared to the same period of 2025. The change in our gross profit was attributable to the following:

●	The gross profit of our Site-Built housing business unit decreased by $41 million, primarily due to weak demand and competitive pricing as housing starts have declined primarily due to affordability challenges and economic uncertainty.
●	The gross profit of our Commercial business unit increased by $16 million due to higher volumes and productivity and mix improvements.
●	The gross profit of our Concrete-Forming business unit increased by $1 million due to an increase in unit sales.
●	The gross profit of our Factory-Built business unit increased by $1 million due to a shift toward value-added sales.

SG&A increased by approximately $4 million, or 2%, in the first nine months of 2026 compared to the same period of 2025. The increase was due to increases in salaries, wages, and benefits of $6 million, $1 million in professional fees, $1 million in travel expenses, and $2 million of increases across several other categories. The increase in SG&A was partially offset by a $6 million decrease in accrued bonus expense, which totaled $25 million for the first nine months of 2026.

Earnings from operations decreased in the first nine months of 2026 compared to the same period of 2025 by $27 million, or 28%, due to the factors mentioned above.

All Other Segment

Our All Other reportable segment consists of our International and Ardellis (our insurance captive) segments that are not significant.

UFP INDUSTRIES, INC.

Corporate

The corporate segment consists of over (under) allocated costs that are not significant and net sales to external customers initiated by UFP Purchasing, UFP Transportation, and UFP Real Estate. In 2026 we modified our cost allocation methods to more closely approximate actual costs incurred.

INCOME TAXES

Effective tax rates differ from statutory federal income tax rates, primarily due to provisions for foreign, state and local income taxes and permanent tax differences. Our effective tax rate was 23.7% in the third quarter of 2026 compared to 23.8% in the same period of 2025 and was 24.8% in the first nine months of 2026 compared to 22.9% for the same period in 2025. The slight decrease in our effective tax rate for the third quarter was primarily due to an increase in the benefit we recognized for tax credits, partially offset by a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference. The increase in our effective tax rate for the first nine months of 2026 was primarily due to a decrease in our tax deduction from stock-based compensation accounted for as a permanent difference.

OFF-BALANCE SHEET TRANSACTIONS

We have no significant off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents, for the periods indicated, a summary of our cash flow statement (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2026	2025
Cash from operating activities	$234,516	$399,122
Cash used in investing activities	(236,100)	(217,211)
Cash used in financing activities	(245,124)	(352,045)
Effect of exchange rate changes on cash	176	2,234
Net change in all cash and cash equivalents	(246,532)	(167,900)
Cash, cash equivalents, and restricted cash, beginning of period	925,071	1,179,594
Cash, cash equivalents, and restricted cash, end of period	$678,539	$1,011,694

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

Due to the seasonality of our business and the effects of the Lumber Market, we believe our cash cycle (days of sales outstanding plus days supply of inventory less days of payables outstanding) is a good indicator of our working capital management. As indicated in the table below, our cash cycle decreased to 63 days from 64 days during the third quarter of 2026 and increased to 62 days from 61 days during the first nine months of 2026 compared to the same periods of the prior year.

UFP INDUSTRIES, INC.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Days of sales outstanding	36	36	35	35
Days supply of inventory	39	40	40	39
Days of payables outstanding	(12)	(12)	(13)	(13)
Days in cash cycle	63	64	62	61

The increase in our days supply of inventory for the first nine months of 2026 is due to slower inventory turns in our Retail segment as a result of an increase in safety stock and weaker than anticipated demand in the first quarter. Days supply of inventory normalized during the second and third quarters. We continue to focus on past due account balances with customers, and the percentage of our accounts receivable that are current was 94% at the end of the third quarter of 2026 and 2025.

In the first nine months of 2026, our cash flows from operations were $235 million which consisted of net earnings of $193 million and $142 million of non-cash expenses, partially offset by a $100 million increase in working capital since the end of December 2025 due to seasonal demand. Our cash flows from operations decreased by $165 million compared to the same period of 2025 primarily due to the decline in our net earnings as well as the increase in our investment in net working capital since year end, which was $95 million higher in the first nine months of 2026 compared to the first nine months of 2025. We anticipate the seasonal increase in net working capital in 2026 will be converted to cash early in the fourth quarter.

Purchases of property, plant, and equipment comprised $123 million of our cash used in investing activities during the first nine months of 2026. Outstanding purchase commitments on existing capital projects totaled approximately $159 million on September 26, 2026. Capital spending primarily consists of several projects to expand capacity to manufacture new and value-added products, primarily in our Packaging segment and Deckorators business units, to achieve efficiencies through automation in all segments, and make improvements to a number of facilities. We intend to fund capital expenditures and purchase commitments through our operating cash flows for the balance of the year. Cash used for acquisitions during the first nine months of 2026 totaled $123 million (refer to Note F to our unaudited interim condensed consolidated financial statements).

Cash flows used in financing activities during the first nine months of 2026 primarily consisted of the following:

●	We repurchased 2,250,939 shares of our common stock for $189 million during the first nine months of 2026 at an average price of $84.05 per share. Of this amount, 14,956 shares were repurchased in order to settle tax withholding obligations of long-term stock incentive plan participants’ awards upon vesting. These shares were purchased at an average price of $97.51 per share, totaling $1.5 million. Of the total shares repurchased, $183 million of the repurchases were settled in cash by September 26, 2026, and $6 million were accrued on September 26, 2026 and settled in fiscal October 2026.
●	Dividends paid during the first nine months of 2026 were $60 million. The quarterly dividend of $0.36 per share represents a 3% increase from the quarterly dividend of $0.35 per share paid in 2025.

On September 26, 2026, we had no amount outstanding on our $750 million revolving credit facility, and we had approximately $708 million in remaining availability after considering $42 million in outstanding letters of credit under the revolving credit facility. Financial covenants on the unsecured revolving credit facility and unsecured notes include minimum interest tests and a maximum leverage ratio. The agreements also restrict the amount of additional indebtedness we may incur and the amount of assets that may be sold. We were in compliance with all of our covenant requirements as of September 26, 2026. In October 2026, we extended the maturity of our revolving credit facility for an additional five-year term (see Note K, “Subsequent Events”).

At the end of the third quarter of 2026, we had approximately $2.0 billion in total liquidity, consisting of our cash, remaining availability under our revolving credit facility, and a shelf agreement with certain lenders providing up to $575 million in remaining borrowing capacity.

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

We believe improvements in demand in the end markets we serve and effectively executing our strategies will allow us to achieve our long-term goals. However, in the short-term, demand in our markets has contracted due to a variety of macro-economic and geopolitical factors, which will continue to impact our results and vary depending on the severity and duration of this cycle. As a result of these more challenging conditions, we have developed and are executing plans to reduce or eliminate capacity at locations that are not meeting our profitability targets and reduce our SG&A costs. At the beginning of 2025, we announced that our goal through these actions was to improve our operating profits by $60 million by the end of 2026. We are on track to meet or exceed this goal by year end. Additionally, we anticipate:

●	Core SG&A will be approximately $572 million for the year. In addition, we anticipate sales incentives will be 4% of gross profit (3% of gross profit in 2025), bonus expense will range from 17% to 18% of pre-bonus operating profits (17% of pre-bonus operating profits in 2025), and vesting expense associated with incentive shares granted in prior years will total $22 million ($28 million in 2025).
●	Depreciation, amortization and other non-cash expenses will be approximately $202 million for the year.
●	An annual effective tax rate between 25% and 26%.

The following factors should be considered when evaluating our future sales and gross profit:

●	We anticipate lumber prices will remain near current levels, and experience typical seasonal trends, until there is a substantial change in the balance of supply and demand. Transportation constraints may also cause lumber prices to remain elevated, mitigating a typical decline in prices as the peak selling season comes to an end. In the event new tariffs are enacted on imports, we anticipate lumber prices will increase accordingly. We believe we are currently in a strong position to adapt quickly to new tariffs without adverse financial impact after a short adjustment period. Approximately 84% of our purchases of lumber are from domestic sources.
●	A combination of macroeconomic and geopolitical events and capacity constraints in the flatbed carrier market have resulted in an increase in certain of our input and transportation costs. We anticipate that these costs will remain elevated for the foreseeable future. While our intention and operating practices are to pass these costs on to customers in our pricing, there are a variety of factors beyond our control that may impact our ability to be successful in these efforts.

UFP INDUSTRIES, INC.

●	Retail sales accounted for 39% of our net sales for the first nine months of 2026. When evaluating future demand for the segment, we analyze data such as the same-store sales growth of national home improvement retailers and forecasts of home remodeling activity. Based on this data, we currently anticipate market demand to be down low single digits for the remainder of 2026. We anticipate market growth and share gains in our composite decking and railing products will contribute approximately $80 million of sales growth in our Deckorators business unit in 2026. This is below our original $100 million goal, reflecting anticipated market share growth in railing products that did not materialize and loss of a small railing customer. Market share growth within railing products remains a key objective for 2027 supported by the recent launch of our Align Aluminum Railing and Drop Lock technology. Our current backlog of ordered but unshipped Surestone™ decking is approximately $18 million as we continue to make progress optimizing capacity. We anticipate recent investments in equipment to improve the manufacturing throughput and lower the cost of our Surestone™ decking products will result in margin improvements in those products in future quarters as new capacity is optimized and once the higher cost inventory is sold.
●	Packaging sales accounted for 26% of our net sales for the first nine months of 2026. When evaluating future demand, we consider a number of metrics, including the Purchasing Managers Index (PMI), durable goods manufacturing, and U.S. real GDP. We currently believe overall demand in the markets we serve to be down low single digits for the remainder of 2026, primarily due to softening demand in our PalletOne business unit. We anticipate share gains in each of our business units will help mitigate weaker demand.
●	Construction sales accounted for 30% of our net sales for the first nine months of 2026.
-	The Site-Built business unit accounted for approximately 10% of our net sales for the first nine months of 2026. Approximately one-third of site-built customers are multifamily builders. The industry consensus estimate of national housing starts for 2026 is 1.34 million, with estimates generally predicting mid-single digit to high-single digit declines and multi-family showing weaker performance compared to single-family. We anticipate demand in the regions we operate to be down mid-single digits for the remainder of 2026. Despite the weak near-term demand outlook, our backlog has increased as a result of several newly awarded projects for which contracts are in place, with projected margins generally consistent with those of other recent projects. As of September 26, 2026 and September 27, 2025, we estimate that our backlog of orders in our Site-Built housing business unit were $117 million and $53 million, respectively. The increase was primarily related to multi-family projects in the Northeast.
-	The Factory-Built housing business unit accounted for 12% of our net sales for the first nine months of 2026. When evaluating future demand, we analyze data from production and shipments of manufactured housing. Year to date industry production is down 4%. We currently believe overall demand will be down low to mid-single digits for the remainder of 2026.
-	The Commercial and Concrete Forming business units accounted for approximately 8% of our net sales for the first nine months of 2026. When evaluating future demand, we analyze data from non-residential construction spending. We anticipate modest growth in overall demand of these business units for the remainder of 2026.

Capital Allocation:

We believe the strength of our cash flow generation and conservative capital structure provide us with sufficient resources to grow our business and also fund returns to our shareholders. We plan to continue to pursue a balanced and return-driven approach to capital allocation across dividends, share buybacks, capital investments and acquisitions.

●	On October 21, 2026, our board approved a quarterly cash dividend of $0.36 per share, which represents a 3% increase from the 2025 dividend rate. This dividend is payable on December 15, 2026, to shareholders of record on December 1, 2026. We continue to consider our payout ratio and yield when determining the appropriate dividend rate and have a long-term objective of increasing our dividend in line with our earnings growth.
●	On May 29, 2026, our board authorized the repurchase of up to $300 million worth of our shares through April 30, 2027. This share authorization supersedes and replaces our prior share repurchase authorizations. Our objective is to repurchase our stock at sufficient amounts to offset issuances under our share-based compensation plans. In addition, we will allocate more of our free cash flow to opportunistically buy shares when the price trades at pre-determined levels we believe are at a significant discount to intrinsic value. Through November 4, 2026, we have approximately $191 million of remaining availability under this authorization.

UFP INDUSTRIES, INC.

●	Our targeted range for capital expenditures for 2026 is $150 to $175 million and will continue to be impacted by extended lead times required for most equipment and rolling stock as well as the time required for site selection in the case of investments in new locations. Priority continues to be given to projects that enhance the working environments of our plants, take advantage of automation opportunities, and drive strategies that have strong long-term growth potential for new and value-added products. Certain planned capital projects have been canceled as we evaluated acquisition opportunities as an alternative means of adding capacity rather than investing in greenfield operations.
●	We continue to pursue a healthy pipeline of acquisition opportunities of companies that are a strong strategic fit and enhance our capabilities while providing higher margin, return, and growth potential.

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

There have been no material changes in our market risk exposures from those disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a–15(e) and 15d–15(e)) in the manner required by SEC Rule 13a-15(b) and 15d-15(b), have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in Internal Controls. During the quarter ended September 26, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 27, 2025, as updated by Part II - Item 1A Risk Factors of our Quarterly Reports on Form 10-Q for the quarter ended March 28, 2026.

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

On August 3, 2026, the Company issued 1,177 shares of its common stock to non-employee directors as part of the annual retainer payable to directors in stock (i.e., shares that were issued on a current basis and not deferred pursuant to the Plan). The Company issued all shares described in this paragraph pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

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

UFP INDUSTRIES, INC.

The Company issued all shares described in this paragraph pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the DCP. On February 19, 2026, we issued a total of 61,748 shares to employees who elected to defer a portion of their annual incentive bonus into our common stock. In addition, shares were issued on the respective employees’ last payroll dates in each month. During 2026 we issued 30,422 shares to employees who elected to defer a portion of their salaries into our common stock, which were as follows:

Common stock
Date issued	shares issued
January 29, 2026	39
January 30, 2026	2,872
February 26, 2026	38
February 27, 2026	2,896
March 26, 2026	45
March 28, 2026	3,233
April 30, 2026	44
April 30, 2026	3,293
May 28, 2026	49
May 29, 2026	3,624
June 25, 2026	44
June 27, 2026	3,251
July 30, 2026	46
July 31, 2026	3,470
August 27, 2026	47
August 31, 2026	3,529
September 24, 2026	51
September 26, 2026	3,851
Total common stock shares issued	30,422
(b)	N/A.
(c)	Issuer purchases of equity securities.

Fiscal Month	(1)	(2)	(3)	(4)
June 28 - August 1, 2026	125,769	$83.08	125,769	$273,419
August 2 - 29, 2026	18,821	84.91	18,821	271,821
August 30 - September 26, 2026	436,579	80.83	436,579	236,531

Note: July includes 769 shares tendered by employees of the Company (and repurchased by the Company) in order to satisfy their respective tax withholding obligations resulting from the vesting of restricted stock awards. The Company treats these share repurchases against its board-approved share repurchase authorizations described below.

(1)	Total number of shares purchased.
(2)	Average price paid per share.
(3)	Total number of shares purchased as part of publicly announced plans or programs.
(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands).

On and effective May 29, 2026, our board authorized the repurchase of up to $300 million worth of shares of our common stock through the period ending April 30, 2027. The authorization supersedes and replaces prior authorizations.

Item 5. Other Information.

During the quarter ended September 26, 2026, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

UFP INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10	Material Contracts.

	(a)	Form of Indemnity Agreement, as executed with all directors of the registrant.

31	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certifications.

	(a)	Certificate of the Chief Executive Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	(b)	Certificate of the Chief Financial Officer of UFP Industries, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language).

	(INS)	iXBRL Instance Document.

	(SCH)	iXBRL Schema Document.

	(CAL)	iXBRL Taxonomy Extension Calculation Linkbase Document.

	(LAB)	iXBRL Taxonomy Extension Label Linkbase Document.

	(PRE)	iXBRL Taxonomy Extension Presentation Linkbase Document.

	(DEF)	iXBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

UFP INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP INDUSTRIES, INC.

Date: November 4, 2026	By:	/s/ William D. Schwartz, Jr.
William D. Schwartz, Jr.,
Chief Executive Officer and
Principal Executive Officer

Date: November 4, 2026	By:	/s/ Michael R. Cole
Michael R. Cole,
Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer